Form 10-Q
period 1999-09-30
QUEST SOFTWARE INC
filed 1999-11-12
CIK 1088033

    As Filed with the Securities and Exchange Commission on November 12, 1999

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________________ to ________________

Commission File No. 000-26937

                              QUEST SOFTWARE, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          CALIFORNIA                                    33-0231678
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

            8001 IRVINE CENTER DRIVE
               IRVINE, CALIFORNIA                                 92618
   ----------------------------------------                    ----------
   (Address of principal executive offices)                    (Zip code)

       Registrant's telephone number, including area code: (949) 754-8000

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    The number of shares outstanding of the Registrant's Common Stock, no par value, as of November 8, 1999 was 38,811,000.

                              QUEST SOFTWARE, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                   PAGE NUMBER
                                                                                   -----------

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets as of September 30, 1999 (unaudited)
               and December 31, 1998.........................................................2

        Consolidated Statements of Operations for the Three and Nine
               Months Ended September 30, 1999 and 1998 (unaudited)..........................3

        Consolidated Statements of Cash Flows for the Nine Months
               Ended September 30, 1999 and 1998 (unaudited).................................4

        Notes to Consolidated Financial Statements (unaudited)...............................5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
        Operations...........................................................................8

Item 3. Qualitative and Quantitative Disclosure about Market Risk...........................21

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings...................................................................23

Item 2. Changes in Securities and Use of Proceeds...........................................23

Item 4. Submission of Matters to a Vote of Security Holders.................................24

Item 5. Other information...................................................................24

Item 6. Exhibits and Reports on Form 8-K....................................................24

Signatures

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                              QUEST SOFTWARE, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                 SEPTEMBER 30,      DECEMBER 31,
                                                                                     1999              1998
                                                                                 ------------       ------------

                                     ASSETS

Current assets:
    Cash and cash equivalents ............................................       $     43,358       $      8,981
    Short-term marketable securities .....................................              9,250                 --
    Accounts receivable, net .............................................             13,359              7,443
    Prepaid expenses and other current assets ............................              1,122                720
    Prepaid income taxes .................................................                329                 --
    Deferred income taxes ................................................                198                198
                                                                                 ------------       ------------
       Total current assets ..............................................             67,616             17,342
    Property and equipment, net ..........................................              3,864              1,388
    Long-term marketable securities ......................................              2,903                 --
    Purchased technology and software licenses, net ......................                591                527
    Deferred income taxes ................................................                267                267
    Other assets .........................................................                393                121
                                                                                 ------------       ------------
       Total assets ......................................................       $     75,634       $     19,645
                                                                                 ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable .....................................................       $      1,168       $      1,468
    Accrued compensation .................................................              3,731              1,937
    Other accrued expenses ...............................................              4,598              2,243
    Deferred support revenue .............................................             10,547              7,298
    Deferred license revenue .............................................              4,046              1,625
                                                                                 ------------       ------------
       Total current liabilities .........................................             24,090             14,571
                                                                                 ------------       ------------
Shareholders' equity:
    Preferred stock, no par value, 5,000 authorized; no shares issued
       or outstanding ....................................................                 --                 --
    Common stock, no par value, 75,000 shares authorized; 38,811 and 44,538 issued and outstanding at September 30, 1999
       and December 31, 1998, respectively ...............................             84,374              4,241
    Retained earnings ....................................................                303              3,991
    Notes receivable from sale of common stock ...........................             (3,069)            (3,158)
    Capital distribution in excess of basis in common stock ..............            (30,064)                --
                                                                                 ------------       ------------
       Total shareholders' equity ........................................             51,544              5,074
                                                                                 ------------       ------------
       Total liabilities and shareholders' equity ........................       $     75,634       $     19,645
                                                                                 ============       ============


        See accompanying notes to the consolidated financial statements.

                              QUEST SOFTWARE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                      --------------------------      --------------------------
                                                         1999            1998            1999            1998
                                                      ----------      ----------      ----------      ----------
Revenues:

    Licenses ...................................      $   13,995      $    6,190      $   35,360      $   15,770
    Services ...................................           4,313           2,544          11,237           6,999
                                                      ----------      ----------      ----------      ----------
        Total revenues .........................          18,308           8,734          46,597          22,769
Cost of revenues:
    Licenses ...................................             734           1,081           2,138           2,585
    Services ...................................           1,154             609           2,892           1,653
                                                      ----------      ----------      ----------      ----------
        Total cost of revenues .................           1,888           1,690           5,030           4,238
                                                      ----------      ----------      ----------      ----------
Gross profit ...................................          16,420           7,044          41,567          18,531
Operating expenses:

    Sales and marketing ........................           8,321           3,169          20,479           7,540
    Research and development ...................           4,502           1,928          10,536           5,557
    General and administrative .................           2,787             980           6,776           3,050
    Compensation and other costs ...............             186              --             961              --
                                                      ----------      ----------      ----------      ----------
        Total operating expenses ...............          15,796           6,077          38,752          16,147
                                                      ----------      ----------      ----------      ----------
Income from operations .........................             624             967           2,815           2,384
Other income, net ..............................             278             106             360             225
                                                      ----------      ----------      ----------      ----------
Income before income tax provision .............             902           1,073           3,175           2,609
Income tax provision ...........................             380             446           1,339           1,083
                                                      ----------      ----------      ----------      ----------
Net income .....................................             522             627           1,836           1,526
Preferred stock dividends ......................             250              --             590              --
                                                      ----------      ----------      ----------      ----------
Net income applicable to common shareholders....      $      272      $      627      $    1,246      $    1,526
                                                      ==========      ==========      ==========      ==========

Basic and diluted net income per share .........      $     0.01      $     0.01      $     0.03      $     0.03

Weighted average shares:

    Basic ......................................          34,449          44,538          40,108          44,172
    Diluted ....................................          40,421          44,538          42,537          44,172


        See accompanying notes to the consolidated financial statements.

                              QUEST SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                              NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                          ----------------------------
                                                                                             1999              1998
                                                                                          ----------        ----------
Cash flows from operating activities:
    Net income .....................................................................      $    1,836        $    1,526
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization ..............................................           1,617             1,326
        Compensation expense associated with stock option grants ...................             246                --
        Accrued interest receivable from shareholders ..............................            (142)             (118)
        Deferred income taxes ......................................................              --            (1,251)
        Changes in assets and liabilities, net of effects of acquisitions:
          Accounts receivable ......................................................          (5,916)            1,181
          Income taxes receivable ..................................................              --               122
          Prepaid expenses and other current assets ................................            (731)             (790)
          Other assets .............................................................            (262)               17
          Accounts payable .........................................................            (300)             (133)
          Accrued compensation .....................................................           1,794             1,338
          Other accrued expenses ...................................................           2,362             1,687
          Deferred revenue .........................................................           5,670             1,056
                                                                                          ----------        ----------
            Net cash provided by operating activities ..............................           6,174             5,961

Cash flows used in investing activities:
    Purchases of property and equipment ............................................          (3,437)             (729)
    Purchases of software licenses .................................................            (234)               (5)
    Purchases of marketable securities .............................................         (12,153)               --
    Cash paid for acquisitions .....................................................            (496)               --
                                                                                          ----------        ----------
        Net cash used in investing activities ......................................         (16,320)             (734)

Cash flows from financing activities:
    Proceeds from note payable .....................................................          10,000                --
    Repayment of note payable ......................................................         (10,000)               --
    Proceeds from issuance of preferred stock ......................................          25,000                --
    Redemption of preferred stock ..................................................         (10,000)               --
    Dividends paid on redeemable preferred stock ...................................            (590)               --
    Proceeds from issuance of common stock, net ....................................          64,858                --
    Repurchase of common stock .....................................................         (35,000)               --
    Proceeds from the exercise of stock options ....................................              33                --
    Repayment of note payable to related party .....................................              (8)               (6)
    Payment on notes receivable from shareholders for purchase of common stock .....             230                --
                                                                                          ----------        ----------
        Net cash provided by (used in) financing activities ........................          44,523                (6)
                                                                                          ----------        ----------
Net increase in cash and cash equivalents ..........................................          34,377             5,221
Cash and cash equivalents, beginning of period .....................................           8,981             2,096
                                                                                          ----------        ----------
Cash and cash equivalents, end of period ...........................................      $   43,358        $    7,317
                                                                                          ==========        ==========
Supplemental disclosures of consolidated cash flow information:
    Cash paid during the year for:
    Interest .......................................................................      $      256        $        5
    Income taxes ...................................................................      $    1,812        $    1,430

Supplemental schedule of noncash investing and financing activities:
    Note receivable from shareholders for purchase of common stock .................      $       --        $      750
    Conversion of Series A Redeemable Preferred Stock into common stock ............          15,000                --
    Accrued interest receivable from shareholders ..................................             142               118
    Issuance of common stock for technology rights .................................      $       --        $       66


        See accompanying notes to the consolidated financial statements.

                              QUEST SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.      BASIS OF PRESENTATION

        The accompanying unaudited interim consolidated financial statements of Quest Software, Inc., a California corporation (the "Company" or "Quest"), for the three and nine months ended September 30, 1999 and 1998, respectively, reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with generally accepted accounting principles of interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        These financial statements should be read in conjunction with the Company's annual audited financial statements for the year ended December 31, 1998, which are included in the Company's Registration Statement on Form S-1 (Reg. No. 333-80543) filed with the Securities and Exchange Commission in connection with its initial public offering.

        Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.

NEW ACCOUNTING PRONOUNCEMENTS:

        For the year ended December 31, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. There was no difference between the net income and the comprehensive net income for the three months and nine months ended September 30, 1999.

        The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. In accordance with SFAS No. 131, the Company has disclosed in Note 7 certain information about operating segments and certain information about the Company's revenue types.

        In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company is required to adopt effective in its fiscal year 2001. SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. The Company does not currently engage in hedging activities but will continue to evaluate the effects of adopting SFAS No. 133.

2.      RELATED-PARTY TRANSACTIONS

        In April 1999, the Company repurchased and cancelled 14,820 shares of common stock from a shareholder of the Company at a price of $2.36 per share. The Company also entered into a severance agreement with the shareholder whereby the shareholder will receive $200 per year through 2001 and provides for use of a company car and related expenses and medical benefits. The Company recorded approximately $715 of expense related to the agreement in April 1999, which is included in compensation and other costs in the accompanying consolidated financial statements.

3.      NET INCOME PER SHARE AND PRO FORMA NET INCOME PER SHARE

        The Company computes net income per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other common stock equivalents, including stock options, in the weighted average number of common shares outstanding for a period, if dilutive.

        Pro forma net income per share, which would reflect the conversion of the Series A Preferred Stock to common stock as if it occurred at the beginning of each period presented, would not have been different from the basic and diluted net income per share amounts presented herein.

4.      TERM NOTE

        In connection with the repurchase of common stock from a shareholder in April 1999, the Company borrowed $10,000 under a term note with a bank. In August 1999 the Company repaid the $10,000 term note and all accrued interest using a portion of the net proceeds from its initial public offering (Note 5).

5.      SHAREHOLDERS' EQUITY

        In April 1999, the Company issued 2,667 shares of Series A Preferred Stock for $15,000 and 1,778 shares of Series B Redeemable Preferred stock (Series B) for $10,000. The proceeds along with the $10,000 in term debt raised in April 1999 (Note 4) were used to repurchase and cancel 14,820 shares of common stock from a shareholder for $35,000.

        In August 1999, the Company raised $64,858 from an initial public offering of 4,400 shares and the underwriters exercising their over-allotment option of 660 shares net of underwriting discounts and commissions and related expenses. The Company used a portion of the net proceeds to redeem all 1,778 outstanding shares of Series B Preferred Stock for $10,000 and pay all accrued preferred dividends of $590.

6.      STOCK OPTION PLANS

        The following table summarizes information about stock options outstanding as of September 30, 1999:

                                                                             Number of Options
                                       Number of                              Excercisable as
                                        Shares         Price per Share     of September 30, 1999
                                       ---------      -----------------    ---------------------
        Balance at January 1, 1999     3,366,600      $  1.00-  $  2.37
            Granted                    2,039,525         2.37-    37.00
            Excercised                   (32,973)        1.00-     1.00
            Canceled                    (363,795)        1.00-    12.00
                                       ---------
        Balance at September 30, 1999  5,009,357      $  1.00-  $ 37.00           576,904
                                       =========

7.      OPERATING SEGMENT DATA

        Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The operating segments of the Company are managed separately because each segment represents a strategic business unit that offers different products or services.

        The Company's reportable operating segments include Licenses and Services. The Software Licenses operating segment develops and markets the Company's software products. The Services segment provides after-sale support for software products and fee-based training and consulting services related to the Company's products.

        The Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only revenues, cost of sales and gross profit as this information and the geographic information described below are the only information provided to the chief operating decision maker.

        Operating segment data for the three months and nine months ended September 30, 1999 and 1998, respectively was as follows:

                                                  LICENSES         SERVICES          TOTAL
                                                 ----------       ----------       ----------
Third quarter ended September 30, 1999:
    Revenues                                     $   13,995       $    4,313       $   18,308
    Cost of revenues                                    734            1,154            1,888
                                                 ----------       ----------       ----------
        Gross profit                             $   13,261       $    3,159       $   16,420
                                                 ==========       ==========       ==========
Third quarter ended September 30, 1998:
    Revenues                                     $    6,190       $    2,544       $    8,734
    Cost of revenues                                  1,081              609            1,690
                                                 ----------       ----------       ----------
        Gross profit                             $    5,109       $    1,935       $    7,044
                                                 ==========       ==========       ==========
Nine months ended September 30, 1999:
    Revenues                                     $   35,360       $   11,237       $   46,597
    Cost of revenues                                  2,138            2,892            5,030
                                                 ----------       ----------       ----------
        Gross profit                             $   33,222       $    8,345       $   41,567
                                                 ==========       ==========       ==========
Nine months ended September 30, 1998:
    Revenues                                     $   15,770       $    6,999       $   22,769
    Cost of revenues                                  2,585            1,653            4,238
                                                 ----------       ----------       ----------
        Gross profit                             $   13,185       $    5,346       $   18,531
                                                 ==========       ==========       ==========


8.      SUBSEQUENT EVENTS

        During November 1999, Quest entered into an agreement to acquire all of the outstanding stock and all stock options of MBR Technologies, Inc. (MBR) in exchange for $10,000 in Quest common stock and $1,500 in cash subject to certain reductions. The Company expects that a significant portion of the purchase price will be allocated to intangible assets. Quest will account for the transaction using purchase accounting and expects to close the acquisition by November 30, 1999 subject to the approval by the shareholders of MBR and other customary closing conditions.

        During November 1999, Quest entered into an agreement to acquire all of the outstanding stock and all stock options of Foglight Software (Foglight) in exchange for 1,300 shares of Quest common stock subject to adjustments and reductions. The Company expects that a significant portion of the purchase price will be allocated to intangible assets. Quest will account for the transaction using purchase accounting and expects to close the acquisition during December 1999 subject to the approval by the shareholders of Foglight and other customary closing conditions.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Certain statements in this report, including statements regarding the Company's strategy, financial performance and revenue sources, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbors created by those sections. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under "Risk Factors" and elsewhere in this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC, including the Company's Registration Statement on Form S-1 (No. 333-80543) and the related prospectus dated August 13, 1999, as filed with the SEC, that attempt to advise interested parties of certain risks and factors that may affect the Company's business. Readers are cautioned not to place undue reliance on these forward-looking statements to reflect events or circumstances occurring after the date hereof. The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto.

OVERVIEW

        We provide application and information availability software solutions that enhance the performance and reliability of an organization's e-business, packaged and custom applications and enable the delivery of information across the extended enterprise.

        We derive our revenues primarily from the sale of software licenses and related annual maintenance fees. Pricing of our software licenses is based on the number of servers, workstations and/or users of our products. Annual maintenance contracts may be purchased separately by customers at their discretion.

        We recognize software license revenues when a non-cancellable license agreement has been signed with a customer, the software is shipped, no significant post delivery vendor obligations remain and collection is deemed probable. Maintenance revenues are recognized ratably over the contract term, which is typically one year. Revenues for consulting services are recognized as such services are performed.

        We market our software and services primarily through our direct sales organization in the United States, the United Kingdom, Germany and Australia. We intend to expand our international sales activities as part of our business strategy. All of our current international revenues are derived from the operations of our three wholly-owned subsidiaries in Australia, the United Kingdom and Germany. Our international subsidiaries conduct business in the currency of the country in which they operate, exposing us to currency fluctuations and currency transaction losses or gains which are outside of our control. Historically fluctuations in foreign currency exchange rates have not had a material effect on our business. We have not to date conducted any hedging transactions to reduce our risk to currency fluctuations.

        In the development of new products and enhancements of existing products, the technological feasibility of the software is not established until substantially all product development is complete. Historically, our software development costs eligible for capitalization have been insignificant and all costs related to internal research and development have been expensed as incurred.

RESULTS OF OPERATIONS

        The following table sets forth certain consolidated statements of operations data as a percentage of total revenues for the periods indicated:

                                              Three months ended            Nine months ended
                                                 September 30,                September 30,
                                            ------------------------    ------------------------
                                               1999          1998          1999          1998
                                            ----------    ----------    ----------    ----------
Revenues:
    Licenses                                        76%           71%           76%           69%
    Services                                        24            29            24            31
                                            ----------    ----------    ----------    ----------
        Total revenues                             100           100           100           100
Cost of revenues:
    Licenses                                         4            12             5            12
    Services                                         6             7             6             7
                                            ----------    ----------    ----------    ----------
        Total cost of revenues                      10            19            11            19
                                            ----------    ----------    ----------    ----------
Gross profit                                        90            81            89            81
Operating expenses:
    Sales and marketing                             45            37            43            33
    Research and development                        25            22            23            24
    General and administrative                      15            11            15            13
    Compensation and other costs                     1            --             2            --
                                            ----------    ----------    ----------    ----------
        Total operating expenses                    86            70            83            70
                                            ----------    ----------    ----------    ----------
Income from operations                               4            11             6            11
Other income, net                                    1             1             1             1
                                            ----------    ----------    ----------    ----------
Income before income tax provision                   5            12             7            12
Income tax provision                                 2             5             3             5
                                            ----------    ----------    ----------    ----------
Net income                                           3%            7%            4%            7%
                                            ==========    ==========    ==========    ==========


THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998, RESPECTIVELY

        REVENUES

        Revenues are derived from the sale of software licenses and related services. Total revenues for the three and nine months ended September 30, 1999 were $18.3 million and $46.6 million, respectively, an increase of 110% and 105%, respectively, from the comparable periods of 1998. International revenues for the three and nine months ended September 30, 1999 were $3.7 million and $10.0 million, respectively, an increase of 123% and 161%, respectively, from the comparable periods of 1998.

        LICENSES

        Licenses revenues for the three and nine months ended September 30, 1999 were $14.0 million and $35.4 million, respectively, an increase of 126% and 124%, respectively, from the comparable periods of 1998. The increases resulted both from the 169% increase in the size of our worldwide sales organization since September 30, 1998 as well as the availability of new products. Products available in the first nine months of 1999 which were not available in 1998 included Schema Manager, I/Watch and TOAD along with the Vista Plus interface module for SAP R/3. Licenses revenues represented 76% of total revenues for the three and nine months of 1999 compared to 71% and 69%, respectively, in the comparable periods of 1998. International licenses revenues for the three and nine months ended September 30, 1999 were $2.9 million and $8.1 million, respectively, an increase of 118% and 172%, respectively, from the comparable periods of 1998.

        SERVICES

        Services revenues for the three and nine months ended September 30, 1999 were $4.3 million and $11.2 million, respectively, an increase of 70% and 61%, respectively, from the comparable periods of 1998. Services consist primarily of annual maintenance contracts for technical support and product enhancements. Maintenance fees are generally renewable annually at the customer's option and the fees are recognized over the term of each agreement. The increase in services for the three and nine months of 1999 reflected increases in the installed base of customers that purchased maintenance. Services revenues represented 24% of total revenues for the three and nine months of 1999 compared to 29% and 31%, respectively, in the comparable periods of 1998. International services revenues for the three and nine months ended September 30, 1999 were $825,000 and $1.9 million, respectively, an increase of 142% and 121%, respectively, from the comparable periods of 1998.

        COST OF LICENSES

        Cost of licenses includes amortization of purchased technology and software licenses, product media, printing and duplication costs, and royalties to former owners of acquired technologies. Cost of licenses for the three and nine months ended September 30, 1999 were $734,000 and $2.1 million, respectively, a decrease of 32% and 17%, respectively, from the comparable periods of 1998. This decrease was principally a result of a decrease in royalties of $300,000 and $443,000 respectively, a decrease in amortization of purchased technology and software licenses of $141,000 and $311,000, respectively, offset in part by an increase in product media, duplication costs and printing compared to the comparable periods of 1998. These costs as a percentage of license revenues in the three and nine months ended September 30, 1999 were 5% and 6%, respectively, compared to 17% and 16%, respectively, in the comparable periods of 1998. The decreases for the three and nine months of 1999 as a percentage of licenses revenues resulted from increased licenses revenues without a corresponding increase in amortization of technology rights and software licenses which do not vary by the number of licenses sold. We do not expect the cost of licenses revenues to increase as a percentage of licenses based upon our current amortization projections and existing royalty obligations.

        COST OF SERVICES

        Cost of services includes salaries and related costs for customer support personnel. Cost of services for the three and nine months ended September 30, 1999 were $1.2 million and $2.9 million, respectively, an increase of 90% and 75%, respectively, from the comparable periods of 1998. The increases were primarily due to a 38% increase in the number of customer support personnel required to manage and support our growing customer base as well as the increased number of product offerings since September 30, 1998. Also contributing to the increased costs were related training and travel expenses associated with the increase in Company service personnel. These costs as a percentage of services revenues in the three and nine months ended September 30, 1999 were 27% and 26%, respectively, compared to 24% in the respective periods of 1998. We expect the cost of services to increase in absolute dollars for the foreseeable future as additional customer support personnel are retained.

OPERATING EXPENSES

        SALES AND MARKETING

        Sales and marketing expenses consist primarily of salaries, commissions earned by sales personnel, recruiting costs, trade show, travel and entertainment and other marketing communications costs such as advertising and promotion. Sales and marketing expenses for the three and nine months ended September 30, 1999 were $8.3 million and $20.5 million, respectively, an increase of 163% and 172%, respectively, from the comparable periods of 1998. The increases reflect the increase in salaries and related expenses due to the 173% increase in our sales and marketing organization personnel since September 30, 1998 and an increase in sales commissions due to revenue growth. Sales and marketing expenses as a percentage of total revenues in the three and nine months ended September 30, 1999 were 45% and 43%, respectively, compared to 37% and 33%, respectively, in the comparable periods of 1998. We expect that sales and marketing expenses will continue to increase in absolute dollars for the foreseeable future as commissions increase with expected increases in revenues and as we continue to expand the size of our sales and marketing organization.

        RESEARCH AND DEVELOPMENT

        Research and development expenses consist primarily of salaries and benefits for software developers, software product managers and quality assurance personnel and payments to outside software development contractors. Research and development expenses for the three and nine months ended September 30, 1999 were $4.5 million and $10.5 million, respectively, an increase of 134% and 90%, respectively, from the comparable periods of 1998. The increases were primarily related to a 195% increase in the number of software developers since September 30, 1998, both in our domestic and Australian development operations. These expenses as a percentage of total revenues in the three and nine months ended September 30, 1999 were 25% and 23%, respectively, compared to 22% and 24%, respectively, in the comparable periods of 1998. We expect that research and development expenses will continue to increase in absolute dollars for the foreseeable future as additional development personnel are hired.

        GENERAL AND ADMINISTRATIVE

        General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, administrative and information services personnel. General and administrative expenses for the three and nine months ended September 30, 1999 were $2.8 million and $6.8 million, respectively, an increase of 184% and 122%, respectively, from the comparable periods of 1998. The increases were due to a number of factors including an increase in salaries and related expenses due to a 104% increase in headcount necessary to support our expanding operations, costs to move the Company's corporate office and increases in professional fees, and depreciation. These expenses as a percentage of total revenues in the three and nine months ended September 30, 1999 were 15% for both periods compared to 11% and 13%, respectively, in the comparable periods of 1998. We expect that general and administrative expenses will continue to increase in absolute dollars for the foreseeable future as a result of the continued expansion of administrative staff and expenses associated with being a public company, including annual and other public reporting costs, directors' and officers' liability insurance premiums, investor relations programs and professional services fees.

        COMPENSATION AND OTHER COSTS

        Compensation and other costs for the three and nine months ended September 30, 1999 were $186,000 and $961,000, respectively, compared to no costs incurred in the comparable periods of 1998. The increase in these costs for the three months ended September 30, 1999 was attributable to compensation costs related to the grant of stock options below fair market value. The year-to-date increase is due to $715,000 related to a severance package provided to a previous shareholder in April 1999, which will be paid out over a three year period, and $246,000 in compensation costs related to the grant of stock options below fair market value.

        OTHER INCOME, NET

        Other income, net is comprised of interest income, interest expense and foreign currency transaction gains and losses. Other income, net for the three and nine months ended September 30, 1999 were $278,000 and $360,000, respectively, an increase of 162% and 60%, respectively, from the comparable periods of 1998. Other income, net increased for the three and first nine months of 1999 due primarily to increases in interest income from larger cash and marketable securities balances related to the proceeds from our initial public offering.

        PROVISION FOR INCOME TAXES

        Provision for income taxes for the three and nine months ended September 30, 1999 were $380,000 and $1.3 million, respectively. Our effective income tax rate was 42% for the three and nine months ended September 30, 1999 and for the comparable periods of 1998.

        NET INCOME

        Net income for the three and nine months ended September 30, 1999 were $522,000 and $1,836,000, respectively, a decrease of 17% and an increase of 20%, respectively, from the comparable periods of 1998 for the reasons noted above.

        NET INCOME APPLICABLE TO COMMON SHAREHOLDERS

        Net income applicable to common shareholders for the three and nine months ended September 30, 1999 consists of net income of $522,000 and $1,836,000, less $250,000 and $590,000 of cumulative dividends paid on the Series B Redeemable Preferred Stock which was redeemed in the third quarter using a portion of the proceeds from the Company's initial public offering.

        INFLATION

        Inflation has not had a significant effect on our results of operations or financial position for the quarter and nine months ended September 30, 1999 or the comparable periods of 1998.

        LIQUIDITY AND CAPITAL RESOURCES

        We have funded our business to date primarily from cash generated by our operations. We also completed our initial public offering in August 1999 which generated net proceeds of $64.9 million. Our sources of liquidity as of September 30, 1999 consisted principally of cash and cash equivalents of $43.4 million, $9.3 million in high grade corporate and government short-term marketable securities, and $2.9 million in high grade corporate and government long-term marketable securities.

        Net cash provided by operating activities was $6.2 million and $6.0 million for the nine months ended September 30, 1999 and 1998, respectively. The increase in 1999 was primarily due to increases in net income, depreciation and amortization, deferred revenue resulting from additional service contracts and accrued expenses, offset by an increase in accounts receivable resulting from increased sales.

        Investing activities have consisted of purchases of property and equipment, marketable securities and the acquisition of technology and software licenses. Capital expenditures totaled $3.4 million and $729,000 in the nine months ended September 30, 1999 and 1998, respectively. Purchases of marketable securities were $12.2 million for the nine months ended September 30, 1999. Purchases of technology and software licenses were $234,000 and $5,000 for the nine months ended September 30, 1999 and 1998, respectively.

        Financing activities provided $44.5 million and used $6,000 for the nine months ended September 30, 1999 and 1998, respectively. In April 1999, we raised $25.0 million through the sale of preferred stock and an additional $10.0 million in term debt from a commercial bank in order to purchase shares of common stock from a former shareholder for $35.0 million. In August 1999, we raised $64.9 million from our initial public offering of 4,400,000 shares and the underwriters exercising their over-allotment option of 660,000 shares net of underwriting discounts and commissions and related expenses. We used a portion of the net proceeds to redeem all outstanding shares of Series B Preferred Stock for $10.0 million and all accrued preferred dividends of $590,000 and repay $10.0 million of outstanding term debt from a commercial bank and all accrued and unpaid interest thereon.

        The Company believes that our existing cash, cash equivalents and investments on hand, together with the cash we expect to generate from operations, will be sufficient to meet our capital needs for at least the next 12 months. However, it is possible that we may need to raise additional funds to fund our activities beyond the next year. We could raise such funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons. We may not be able to obtain additional funds on favorable terms, or at all. If we raise additional funds by issuing additional securities, the ownership percentages of existing shareholders would be reduced.

YEAR 2000 READINESS

        Many currently installed computer systems and software products are unable to distinguish between twentieth century dates and twenty-first century dates because such systems were developed using two digits rather than four to determine the applicable year. This error could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced to comply with such "Year 2000 Readiness" requirements.

        STATE OF READINESS OF OUR OPERATIONS

        Our business is dependent on the operation of numerous systems that could potentially be affected by Year 2000-related problems. Those systems include, among others:

        -   the software products we sell to customers;
        - hardware and software systems used by us in our operations, including our
        - proprietary software systems as well as software supplied by third parties;
        - communications networks such as our client/server network, the Internet and our private intranet;
        -   the hardware and software systems of our customers and suppliers;
            and
        - non-information technology systems and services, such as utilities, telephone systems and building systems.

        To date, we have completed the identification and testing of the material systems used in our business. During the identification process there were some systems identified as non-compliant. We have undertaken the task of bringing these systems into compliance and anticipate be completed by November 30, 1999.

        READINESS OF OUR PRODUCTS

        Based on our review of the use of dates within our products, each of the current versions of our products was found to be Year 2000 compliant - that is, they are capable of adequately distinguishing 21st century dates from 20th century dates when used in accordance with the related documentation, and subject to the Year 2000 compliance of the underlying system of the host machine and any other software used in conjunction with our products.

        Earlier versions of certain of our products and certain other discontinued products were not Year 2000 compliant when they were sold. However, we currently make available versions of our non-discontinued software that is Year 2000 compliant for customers that have current maintenance contracts with us.

        RISKS

        Although we have not been a party to any litigation or arbitration proceeding to date involving our products or services related to Year 2000 compliance issues, we may in the future be required to defend our products or services in such proceedings, or to negotiate resolutions of claims based on Year 2000 issues. The costs of defending and resolving Year 2000-related disputes, regardless of the merits of such disputes, and any liability for Year 2000-related damages, including consequential damages, could have a material adverse effect on our business, results of operations and financial condition.

        Success of our Year 2000 compliance efforts may depend on the success of our customers in dealing with their Year 2000 issues. Our products are generally integrated into enterprise systems involving sophisticated hardware and complex software products which may not be Year 2000 compliant. In addition, third party applications in which our products are embedded, or for which our products are separately licensed, may not comply with Year 2000 requirements, which may have an adverse impact on or demand for our products. In some cases even certain earlier Year 2000 compliant versions of our software, while compatible with earlier, non-Year 2000 compliant versions of other software products with which our software is integrated, are not compatible with certain more recent Year 2000 compliant versions of such other software providers. While we do not believe we have any obligation under these circumstances given that these customers are using older versions of our software products, there can be no assurance that we will not be subject to claims or complaints by our customers.

        CONTINGENCY PLAN

        To date, we have not encountered any material Year 2000 problems with the hardware and software systems we use in our operations. However, we could experience material adverse effects on our business if we fail to identify all Year 2000 dependencies in our systems and in the systems of our suppliers, customers and financial institutions. We do not presently have a comprehensive contingency plan for handling Year 2000 problems that are not detected and corrected prior to their occurrence, but we expect to continue developing such a plan, to the extent possible, throughout 1999. Despite our efforts, we may not identify and remediate all significant Year 2000 problems on a timely basis, remediation efforts may involve significant time and expense, and unremediated problems may have a material adverse effect on our business. See "Risk Factors - Year 2000 issues present technological risks and could cause disruption of our business."

        COSTS

        To date, we have not incurred any material costs directly associated with our Year 2000 compliance efforts, except for compensation expense associated with our salaried employees who have devoted some of their time to our Year 2000 assessment and remediation efforts. Moreover, to date, other projects, including our new product development efforts, have not been delayed due to our Year 2000 efforts. We do not expect the total cost of Year 2000 problems to be material to our business, financial condition and operating results.

        PURCHASING PATTERNS OF OUR CUSTOMERS

        We believe that purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or upgrade their current software systems for Year 2000 compliance or defer additional software purchases until after 2000. As a result, some customers and potential customers may have more limited budgets available to purchase software products such as those offered by us, and others may choose to refrain from changes in their information technology environment until after 2000. Still other companies are accelerating purchases of software products prior to 2000, causing an increase in short-term demand which may, in turn, cause a corresponding decrease in long-term demand for software products. To the extent Year 2000 issues cause significant change in, delay in, or cancellation of, decisions to purchase our products or services, our business could be materially adversely affected.

        RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes methods for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because we do not currently hold any derivative instruments and do not currently engage in hedging activities, we expect that the adoption of SFAS No. 133 will not have a material impact on our financial position or results of operations. We will be required to implement SFAS No. 133 for the year ending December 31, 2001.

        In December 1998, the AICPA issued SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with respect to Certain Transactions. SOP 98-9 amends SOP 97-2 and SOP 98-4 extending the deferral of the application of certain provisions of SOP 97-2 amended by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. We do not expect the adoption of SOP 98-9 to have a material effect on our results of operations or financial condition.

                                  RISK FACTORS

        The following information should be read in conjunction with the consolidated historical financial information and the notes thereto included in
Item 1 of this report and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on June 11, 1999.

RISKS RELATED TO OUR BUSINESS

        OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS, AND, AS A RESULT, WE MAY FAIL TO MEET EXPECTATIONS OF INVESTORS AND ANALYSTS, CAUSING OUR STOCK PRICE TO FLUCTUATE OR DECLINE

        Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors. These factors include the following:

        - the size and timing of customer orders. See "- The size and timing of our customer orders may vary significantly from quarter to quarter which could cause fluctuations in our revenues."
        - increased expenses, whether related to sales and marketing, product development or administration;
        - our ability to attain market acceptance of new products and services and enhancements to our existing products;
        -   delays in introducing new products;
        -   new product introductions by competitors; lack of order backlog;
        - changes in our pricing policies or the pricing policies of our competitors;
        -   costs related to acquisitions of technologies or businesses;
        - the timing of releases of new versions of third-party software products that our products support, including, without limitation, product releases by Oracle; and
        - the amount and timing of expenditures related to expansion of our operations.

        See "- Customer focus and spending on Year 2000 remediation make it difficult to predict the buying patterns of our customers during the third and fourth quarters of 1999."

THE SIZE AND TIMING OF OUR CUSTOMER ORDERS MAY VARY SIGNIFICANTLY FROM QUARTER TO QUARTER WHICH COULD CAUSE FLUCTUATIONS IN OUR REVENUES

        In any given quarter, sales of some of our products have involved large financial commitments from a relatively small number of customers, and cancellation or deferral of these large contracts would reduce our revenues. In addition, the sales cycles for Vista Plus and SharePlex have been up to six months and often require pre-purchase evaluation periods and customer education. These relatively long sales cycles may cause significant periodic variation in our license revenues. Also, we have often booked a significant portion of our orders in the last month of a quarter and delays in the closing of orders near the end of a quarter could cause quarterly revenues to fall short of anticipated levels. Finally, while a portion of our revenues each quarter is recognized from previously deferred revenue, our quarterly performance will depend primarily upon entering into new contracts to generate revenues for that quarter.

MANY OF OUR PRODUCTS ARE DEPENDENT ON ORACLE'S TECHNOLOGIES AND IF ORACLE'S TECHNOLOGIES LOSE MARKET SHARE OR BECOME INCOMPATIBLE WITH OUR PRODUCTS, THE DEMAND FOR OUR PRODUCTS COULD SUFFER

        We believe that our success has depended in part, and will continue to depend in part for the foreseeable future, upon our relationship with Oracle and our status as a complementary software provider for Oracle's database and application products. Many versions of our principal products, including SharePlex, SQLab Xpert, and SQL Navigator, are designed specifically to be used with Oracle databases. Although a number of our products work with other environments, our competitive advantage consists in substantial part on the integration between our products and Oracle's products, and our extensive knowledge of Oracle's technology. Currently, a significant portion of our total revenues are derived from products that specifically support Oracle-based products. If Oracle for any reason decides to promote technologies and standards that are not compatible with our technology, or if Oracle loses market share for its database products, our business, operating results and financial condition would be materially adversely affected.

MANY OF OUR PRODUCTS ARE VULNERABLE TO DIRECT COMPETITION FROM ORACLE

        We currently compete with Oracle in the market for database management solutions. We expect that Oracle's commitment to and presence in the database management product market will increase in the future and therefore substantially increase competitive pressures. We believe that Oracle will continue to incorporate database management technology into its server software offerings, possibly at no additional cost to its users. We believe that Oracle will also continue to enhance its database management technology. Furthermore, Oracle could attempt to increase its presence in this market by acquiring or forming strategic alliances with our competitors, and Oracle may be in better position to withstand and respond to the current factors impacting this industry. Oracle has a longer operating history, a larger installed base of customers and substantially greater financial, distribution, marketing and technical resources than we do. In addition, Oracle has well-established relationships with many of our present and potential customers. As a result, we may not be able to compete effectively with Oracle in the future which could materially adversely affect our business, operating results and financial condition.

OUR ABILITY TO INCREASE OUR REVENUES DEPENDS ON OUR ABILITY TO EXPAND OUR INDIRECT SALES CHANNELS

        Our ability to increase revenues in the future substantially depends on our ability to expand our indirect sales channel.

        In certain domestic and international markets we may miss sales opportunities if we are unable to enter into successful relationships with locally based resellers. In the future, we intend to augment our current limited indirect sales distribution methods through additional third-party distribution arrangements and, therefore, we will likely become more dependent on these type of relationships. There can be no assurance that we will successfully augment these arrangements or that the expansion of indirect sales distribution methods will increase revenues.

OUR PAST AND FUTURE GROWTH MAY STRAIN OUR MANAGEMENT, ADMINISTRATIVE, OPERATIONAL AND FINANCIAL INFRASTRUCTURE

        We have recently experienced a period of rapid growth in our operations that has placed and will continue to place a strain on our management, administrative, operational and financial infrastructure. During this period, we have experienced an increase in the number of our employees, increasing demands on our operating and financial systems and personnel, and an expansion in the geographic coverage of our operations. Our ability to manage our operations and growth requires us to continue to improve our operational, financial and management controls, and reporting systems and procedures. In addition, we will be required to hire additional management, financial, and sales and marketing personnel to manage our expanding operations. If we are unable to manage this growth effectively, our business, operating results and financial condition may be materially adversely affected.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE, AND ADDITIONAL FUNDS MAY NOT BE AVAILABLE ON TERMS ACCEPTABLE TO US.

        We believe that the cash, cash equivalents and investments on hand and the cash we expect to generate from operations will be sufficient to meet our capital needs for at least the next 12 months. However, it is possible that we may need to raise additional funds to fund to fund our activities beyond the next year. In addition, we may require additional capital to consummate acquisitions of other businesses, products, or technologies. We could raise these funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons. We may not be able to obtain additional funds on favorable terms, or at all. If adequate funds are not available, we may be required to curtail our operations significantly or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain technologies or potential markets. If we raise additional funds by issuing additional equity securities, the ownership percentages of existing shareholders would be reduced.

        It is possible that our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including: planned growth, hiring, infrastructure and facility needs or to consummate acquisitions of other businesses, products or technologies.

WE MAY NOT GENERATE INCREASED BUSINESS FROM OUR CURRENT CUSTOMERS WHICH COULD SLOW OUR REVENUE GROWTH IN THE FUTURE

        Most of our customers initially make a purchase of our products for a single department or location. Many of these customers may choose not to expand their use of our products. If we fail to generate expanded business from our current customers, our business, operating results and financial condition could be materially adversely affected. In addition, as we deploy new modules and features for our existing products or introduce new products, our current customers may choose not to purchase this new functionality or these new products. Moreover, if customers elect not to renew their maintenance agreements, our service revenues would be materially adversely affected.

BECAUSE THE MARKET FOR E-BUSINESS SOLUTIONS IS NEW AND EVOLVING, WE CANNOT ACCURATELY PREDICT THE FUTURE GROWTH RATE OF THIS MARKET OR ITS ULTIMATE SIZE

        We are increasingly focusing our selling efforts on providing application and information availability solutions for e-business applications and we expect such sales to constitute an increasing portion of our future revenue growth. We believe that most companies currently are not yet aware of our products and capabilities within this evolving market, and, as a result, such companies have not deployed our solutions. While we have devoted significant resources to promoting awareness of our products and the problems these products address for this evolving market, these efforts may not be sufficient to build market awareness of the need for our products. Failure of a significant market for e-business application and information availability products to develop, or failure of our products to achieve broad market acceptance, could have a material adverse effect on our business, operating results and financial condition.

WE EXPECT TO INCUR SIGNIFICANT INCREASES IN OUR OPERATING EXPENSES IN THE FORESEEABLE FUTURE, WHICH MAY AFFECT OUR FUTURE PROFITABILITY

        We intend to substantially increase our operating expenses for the foreseeable future as we:

        - increase our sales and marketing activities, including expanding our direct sales and telesales forces;
        -   increase our research and development activities;
        -   expand our general and administrative activities; and
        -   expand our customer support organizations.

        Accordingly, we will be required to significantly increase our revenues in order to maintain profitability. These expenses will be incurred before we generate any revenues by this increased spending. If we do not significantly increase revenues from these efforts, our business and operating results would be negatively impacted.

ACQUISITIONS OF COMPANIES OR TECHNOLOGIES MAY RESULT IN DISRUPTIONS TO OUR BUSINESS AND DIVERSION OF MANAGEMENT ATTENTION

        We have in the past made and we expect to continue to make acquisitions of complementary companies, products or technologies. If we make any acquisitions, we will be required to assimilate the operations, products and personnel of the acquired businesses and train, retain and motivate key personnel from the acquired businesses. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may subject us to liabilities and risks that are not known or identifiable at the time of the acquisition or may cause disruptions in our operations and divert management's attention from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners. We may have to incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities for any acquisition could be substantially dilutive to our shareholders. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other intangible assets. In consummating acquisitions, we are also subject to risks of entering geographic and business markets in which we have no or limited prior experience. If we are unable to fully integrate acquired businesses, products or technologies with our existing operations, we may not receive the intended benefits of acquisition.

OUR INTERNATIONAL OPERATIONS AND OUR PLANNED EXPANSION OF OUR INTERNATIONAL OPERATIONS EXPOSES US TO CERTAIN RISKS

        Substantially all of our current international revenues are derived from the operations of our three wholly-owned subsidiaries in Australia, the United Kingdom and Germany. As a result, we face increasing risks from doing business on an international basis, including, among others:

        -   difficulties in staffing and managing foreign operations;
        -   longer payment cycles;
        -   seasonal reductions in business activity in Europe;
        - increased financial accounting and reporting burdens and complexities;
        -   potentially adverse tax consequences;
        -   delays in localizing our products;
        -   compliance with a wide variety of complex foreign laws and treaties;
        - reduced protection for intellectual property rights in some countries; and
        -   licenses, tariffs and other trade barriers.

        In addition, because our international subsidiaries conduct business in the currency of the country in which they operate, we are subject to currency fluctuations and currency transaction losses or gains which are outside of our control.

        We plan to expand our international operations as part of our business strategy. The expansion of our existing international operations and entry into additional international markets will require significant management attention ad financial resources and will place additional burdens on our management, administrative, operational and financial infrastructure. We cannot be certain that our investments in establishing facilities in other countries will produce desired levels of revenue or profitability. In addition, we have sold our products internationally for only a few years and we have limited experience in developing localized versions of our products and marketing and distributing them internationally. As our international operations expand, our exposure to exchange rate fluctuations will increase as we use an increasing number of foreign currencies. We have not yet entered into any hedging transactions to date to mitigate our expense to currency fluctuations.

OUR FUTURE SUCCESS DEPENDS IN PART ON THE ACCEPTANCE OF OUR VISTA PLUS PRODUCT

        Our operating results for the nine months ended September 30, 1999 were dependent in part upon the commercial success of our Vista Plus product line and we expect a significant portion, but not a majority, of our licensing revenues for the foreseeable future to come from sales of these products. As a result, any future growth of Quest for the foreseeable future will depend on the continued commercial success of these products. Our future financial performance will also depend in part on the successful development, introduction and customer acceptance of new and enhanced versions of Vista Plus products. In the future we may not be successful in marketing our existing products or any new or enhanced products or services.

FAILURE TO DEVELOP STRATEGIC RELATIONSHIPS COULD HARM OUR BUSINESS BY DENYING US SELLING OPPORTUNITIES AND OTHER BENEFITS

        Our current collaborative relationships may not prove to be beneficial to us, and they may not be sustained. We also may not be able to enter into successful new strategic relationships in the future, which could have a material adverse effect on our business, operating results and financial condition. From time to time, we have collaborated with other companies, including Hewlett-Packard and Oracle and certain regional offices of a number of the national accounting firms that provide system integration services, in areas such as product development, marketing, distribution and implementation. We could lose sales opportunities if we fail to work effectively with these parties. Moreover, we expect that maintaining and enhancing these and other relationships will become a more meaningful part of our business strategy in the future. However, many of our current partners are either actual or potential competitors with us. In addition, many of these third parties also work with competing software companies and we may not be able to maintain these existing relationships, due to the fact that these relationships are informal or, if written, are terminable with little or no notice.

OUR PROPRIETARY RIGHTS MAY BE INADEQUATELY PROTECTED, AND THERE IS RISK OF INFRINGEMENT CLAIMS OR INDEPENDENT DEVELOPMENT OF COMPETING TECHNOLOGY THAT COULD HARM OUR COMPETITIVE POSITION

        Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology. We rely on a combination of trademark, trade secret, copyright law and contractual restrictions to protect the proprietary aspects of our technology.

        Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, and to determine the validity and scope of the proprietary rights of others. Any such resulting litigation could result in substantial costs and diversion of resources.

        Our means of protecting our proprietary rights may prove to be inadequate and competitors may independently develop similar or superior technology. Policing unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. We also believe that, because of the rapid rate of technological change in the software industry, trade secret and copyright protection are less significant than factors such as the knowledge, ability and experience of our employees, frequent product enhancements and the timeliness and quality of customer support services.

        Our success and ability to compete are also dependent on our ability to operate without infringing upon the proprietary rights of others. Third parties may claim infringement by us of their intellectual property rights. In the event of a successful claim of product infringement against us and our failure or inability to either license the infringed or similar technology or develop alternative technology on a timely basis, we may incur substantial licensing fees, be liable for infringement damage, or be unable to market our products.

        On May 25, 1999, Mobius Management Systems, Inc. filed a lawsuit against us in the United States District Court for the District of New Jersey. The complaint alleges, among other things, that we misappropriated unspecified trade secrets belonging to Mobius. The suit seeks injunctive relief and unspecified damages.

OUR BUSINESS WILL SUFFER IF OUR SOFTWARE CONTAINS ERRORS

        The software products we offer are inherently complex. Despite testing and quality control, we cannot be certain that errors will not be found in current versions, new versions or enhancements of our products after commencement of commercial shipments. Significant technical challenges also arise with our products because our customers purchase and deploy our products across a variety of computer platforms and integrate it with a number of third-party software applications and databases. If new or existing customers have difficulty deploying our products or require significant amounts of customer support, our operating margins could be harmed. Moreover, we could face possible claims and higher development costs if our software contains undetected errors or if we fail to meet our customers' expectations. As a result of the foregoing, we could experience:

        -   loss of or delay in revenues and loss of market share;
        -   loss of customers;
        -   damage to our reputation;
        -   failure to achieve market acceptance;
        -   diversion of development resources;
        -   increased service and warranty costs;
        - legal actions by customers against us which could, whether or not successful, increase costs and distract our management; and

        -   increased insurance costs.

        In addition, a product liability claim, whether or not successful, could harm our business by increasing our costs and distracting our management.

WE INCORPORATE SOFTWARE LICENSED FROM THIRD PARTIES INTO SOME OF OUR PRODUCTS AND ANY SIGNIFICANT INTERRUPTION IN THE AVAILABILITY OF THESE THIRD-PARTY SOFTWARE PRODUCTS OR DEFECTS IN THESE PRODUCTS COULD REDUCE THE DEMAND FOR, OR PREVENT THE SHIPPING OF, OUR PRODUCTS

        Our SQL Navigator, TOAD and Vista Plus products contain components developed and maintained by third-party software vendors. For example, we incorporate software licensed from Inso Corporation and Artifex Software into add-on options for our Vista Plus products. We expect that we may have to incorporate software from third-party vendors in our future products. We may not be able to replace the functionality provided by the third-party software currently offered with our products if that software becomes obsolete, defective or incompatible with future versions of our products or is not adequately maintained or updated. Any significant interruption in the availability of these third-party software products or defects in these products could harm our sales unless and until we can secure an alternative source. Although we believe there are adequate alternate sources for the technology licensed to us by Inso and Artifex, such alternate sources may not provide us with the same functionality as that currently provided to us. Further, we may experience a delay in obtaining an alternate source for the file viewing technology licensed to us by Inso if our license with Inso becomes unavailable for any reason.

RISKS RELATED TO OUR INDUSTRY

YEAR 2000 ISSUES PRESENT TECHNOLOGICAL RISKS AND COULD CAUSE DISRUPTION TO OUR BUSINESS

        We are in the process of our Year 2000 review program for the systems we use to run our business. The Year 2000 problem could affect these systems causing a disruption in our business as well as divert management's attention from ordinary business activities. In addition, there can be no assurance that third parties that we rely upon for services will resolve their Year 2000 problems. If our present efforts to address Year 2000 issues are not successful, or if third parties upon which we rely to conduct our business do not successfully address such issues, our business, operating results and financial condition would be materially adversely affected. We are unable to reasonably estimate the duration and extent of any such unanticipated interruption to our business caused by the Year 2000, or quantify the effect it may have on our future operating results. We have not yet developed a comprehensive contingency plan to address these issues but we intend to continue developing such a plan, to the extent possible, throughout 1999. Please refer to our discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000" for further information.

        Quest believes that the following consequences are possible in a "reasonable worst case" Year 2000 scenario:

        - costly business disputes and claims for pricing adjustments, damages, product returns and warranty obligations related to our products, any of which could cause a delay in receipt of revenues from our customers;
        - a significant number of operational inconveniences and inefficiencies for Quest and its customers that will divert management's time and attention; and
        - Year 2000 non-compliance by third parties that would disrupt, reduce or eliminate for a period of time the ability of our customers to purchase our products, thereby reducing our revenues.

CUSTOMER FOCUS AND SPENDING ON YEAR 2000 REMEDIATION MAKE IT DIFFICULT TO PREDICT THE BUYING PATTERNS OF OUR CUSTOMERS DURING THE THIRD AND FOURTH QUARTERS OF 1999

        The purchasing patterns of our customers and potential customers based on Year 2000 issues make it difficult to predict future sales of our products, especially in the third and fourth quarters of 1999. Many customers may spend their limited financial and personnel resources remediating Year 2000 problems, thereby delaying or foregoing purchases of other software products such as ours. This trend could reduce our revenues in 1999 and

2000. Other companies are accelerating purchases of software products prior to 2000, causing an increase in short-term demand which may in turn cause a corresponding decrease in long-term demand for software products.

THE DEMAND FOR OUR PRODUCTS WILL DEPEND ON OUR ABILITY TO ADAPT TO RAPID TECHNOLOGICAL CHANGE

        Our future success will depend on our ability to continue to enhance our current products and to develop and introduce new products on a timely basis that keep pace with technological developments and satisfy increasingly sophisticated customer requirements. Rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards characterize the market for our products. The introduction of products embodying new technologies and the emergence of new industry standards can render our existing products obsolete and unmarketable. As a result of the complexities inherent in today's computing environments and the performance demanded by customers for embedded databases and Web-based products, new products and product enhancements can require long development and testing periods. As a result, significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could have a material adverse effect on our business, operating results and financial condition. We may not be successful in:

        - developing and marketing, on a timely and cost-effective basis, new products or new product enhancements that respond to technological change, evolving industry standards or customer requirements;
        -   avoiding difficulties that could delay or prevent the successful development, introduction or marketing of these products; or
        - achieving market acceptance for our new products and product enhancements.

WE MAY NOT BE ABLE TO ATTRACT AND RETAIN PERSONNEL

        Our future success depends on the continued service of our executive officers and other key administrative, sales and marketing and support personnel, many of whom, including our Chief Financial Officer, have recently joined our company. In addition, the success of our business is substantially dependent on the services of our Chief Executive Officer and our President and Chief Technical Officer. We intend to hire a significant number of additional sales, support, marketing, administrative and research and development personnel over at least the next 12 months. There has in the past been and there may in the future be a shortage of personnel that possess the technical background necessary to sell, support and develop our products effectively. Competition for skilled personnel is intense, and we may not be able to attract, assimilate or retain highly qualified personnel in the future. Our business may not be able to grow if we cannot attract qualified personnel. Hiring qualified sales, marketing, administrative, research and development and customer support personnel, is very competitive in our industry, particularly in Southern California, where Quest is headquartered.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

FOREIGN CURRENCY HEDGING INSTRUMENTS

        We transact business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenues and operating expenses in Australia, the United Kingdom and Germany denominated in the respective local currency. To date, we have not used hedging contracts to hedge our foreign-currency fluctuation risks. We will assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. We also do not use derivative financial instruments for speculative trading purposes.

FIXED INCOME INVESTMENTS

        Our general investing policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. We currently place our investments in highly liquid money market accounts and U.S. Government obligations. All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents.

EUROPEAN MONETARY UNION


        Within Europe, the European Economic and Monetary Union introduced a new currency, the euro, on January 1, 1999. The new currency is in response to the European Union's policy of economic convergence to harmonize trade policy, eliminate business costs associated with currency exchange and to promote the free flow of capital, goods and services. On January 1, 1999, the participating countries adopted the euro as their local currency, initially available for currency trading on currency exchanges and non-cash transactions such as banking. The existing local currencies, or legacy currencies, will remain legal tender through January 1, 2002. Beginning on January 1, 2002, euro-denominated bills and coins will be issued for cash transactions. For a period of up to six months from this date, both legacy currencies and the euro will be legal tender. On or before July 1, 2002, the participating countries will withdraw all legacy currencies and exclusively use the euro. Our transactions are recorded in both U.S. dollars and foreign currencies. Future transactions may be recorded in the euro. We have not incurred and do not expect to incur any significant costs from the continued implementation of the euro. However, the currency risk of the euro could harm our business.

                                     PART II

                                OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

        On May 25, 1999, Mobius Management Systems, Inc. filed a complaint in the United States District Court for the District of New Jersey (Mobius Management Systems, Inc. v. Quest Software, Inc., Case No. 99-2337). The complaint alleges that we published three advertisements that were false and misleading and therefore in violation of the Lanham Act and common law, and that we misappropriated unspecified trade secrets belonging to Mobius. The advertisements that Mobius alleges in its complaint are false and misleading are two e-mails intended for internal use, a comparison chart believed to have been prepared by a former Quest employee in 1997 for internal purposes, and a statement made regarding our Vista Plus Java client which had been posted on the Internet. The complaint seeks injunctive relief and unspecified damages. No factual basis was set forth in the complaint in support of Mobius' misappropriation of trade secrets claim. In response to Mobius' complaint, we have filed a motion to transfer venue to California which was set for hearing later this year, as this case has no bearing in the state of New Jersey. We intend to defend this action vigorously, and, based on the complaint and the facts underlying the complaint of which we are currently aware, we do not believe that this lawsuit will have a material adverse effect on our business, results of operations or financial condition; however, it is too early to determine the ultimate outcome of the lawsuit.

        The Company is a party to various other litigation and administrative proceedings related to claims arising from its operations in the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on the Company's business, results of operation, financial condition or cash flows.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

        (c) SALES OF UNREGISTERED SECURITIES. During the three months ended September 30, 1999, following the exercise of options to purchase shares of Common Stock that had been granted under the Company's 1998 Stock Option/Stock Issuance Plan by seven employees, the Company issued an aggregate of 26,373 shares of Common Stock for an aggregate purchase price of $26,373. All sales of Common Stock made by the Company pursuant to the exercise of stock options were made pursuant to the exemption from the registration requirements of the Securities Act afforded by Rule 701 promulgated under the Securities Act.

        (d) USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES. On August 18, 1999, the Company completed an initial public offering of its Common Stock, no par value. The managing underwriters in the offering were BancBoston Robertson Stephens, Donaldson, Lufkin & Jenrette, CIBC World Markets and FAC/Equities (the "Underwriters"). The shares of Common Stock sold in the Offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-80543) that was declared effective by the SEC on August 12, 1999. The offering commenced on August 13, 1999 after all 4,400,000 shares of Common Stock registered under the Registration Statement were sold at a price of $14.00 per share. The Underwriters also exercised an overallotment option of 660,000 shares on August 26, 1999. All 660,000 overallotment shares were sold at a price of $14.00 per share. The aggregate price of the Offering amount registered was $70,840,000. In connection with the offering, the Company paid an aggregate of $4,958,000 in underwriting discounts and commissions to the Underwriters. In addition, the following table sets forth the expenses incurred in connection with the offering, other than underwriting discounts and commissions.

              SEC registration fee                            $   26,000
              NASD filing fee                                     11,000
              Nasdaq National Market listing fee                  96,000
              Printing and engraving expenses                    276,000
              Legal fees and expenses                            361,000
              Accounting fees and expenses                       188,000
              Transfer Agent fees                                  3,000
              Miscellaneous                                       63,000
                                                              ----------
                     Total                                    $1,024,000

        After deducting the underwriting discounts and commissions and the estimated Offering expenses described above, the Company received net proceeds from the offering of approximately $64,858,000. As of September 30, 1999, the Company has used the net proceeds from its initial public offering of Common Stock to redeem all outstanding shares of Series B Preferred Stock for $10,000,000, repay outstanding term debt and all accrued and unpaid interest thereon in the amount of $10,037,778, and invest in interest bearing investment grade instruments. The Company has used its existing cash balances to fund the general operations of the Company. The remaining proceeds will be used for general corporate purposes, including working capital, expansion of its sales and marketing capabilities, and acquisitions of, or investments in, businesses, products and technologies that are complementary to the Company's business. None of the Company's net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5: OTHER INFORMATION

        None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        A.      EXHIBITS

          EXHIBIT
          NUMBER     DESCRIPTION

           27.1      Financial Data Schedule

        B.      REPORTS ON FORM 8-K

                None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                       QUEST SOFTWARE, INC.




November 12, 1999                      /s/ JOHN J. LASKEY
                                       -----------------------------------------
                                       John J. Laskey
                                       Chief Financial Officer and Vice
                                       President, Finance (Principal Financial
                                       and Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  27.1         Financial Data Schedule