Form 10-K405
period 1999-12-31
QUEST SOFTWARE INC
filed 2000-03-30
CIK 1088033

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______________________ to ____________________

Commission File No. 000-26937

                              QUEST SOFTWARE, INC.
                      -----------------------------------
             (Exact name of Registrant as specified in its charter)

             CALIFORNIA                                33-0231678
  -----------------------------------     -----------------------------------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

        8001 IRVINE CENTER DRIVE
           IRVINE, CALIFORNIA                             92618
----------------------------------------                ----------
(Address of principal executive offices)                (Zip code)

       Registrant's telephone number, including area code: (949) 754-8000

        Securities Registered Pursuant to Section 12(b) of the Act: ____

                 Securities Registered Pursuant to Section 12(g)
                     of the Act: common stock, no par value

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        Based on the closing sale price on the Nasdaq National Market on March 17, 2000, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $3,925,349,004. For the purposes of this calculation, shares owned by officers, directors and 10% shareholders known to the Registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant's Common Stock, no par value, as of March 17, 2000 was 42,631,683.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Part III incorporates certain information by reference from the Registrant's definitive proxy statement (the "Proxy Statement") for the Annual Meeting of Shareholders scheduled to be held on May 16, 2000.

                              QUEST SOFTWARE, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                                                 PAGE NUMBER
                                                                                                 -----------
                                     PART I

Item 1.  Business.............................................................................       2
Item 2.  Properties...........................................................................       9
Item 3.  Legal Proceedings....................................................................       9
Item 4.  Submission of Matters to a Vote of Security Holders..................................       9

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
               Shareholder Matters............................................................      10
Item 6.  Selected Financial Data..............................................................      12
Item 7.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................................      13
Item 7a. Quantitative and Qualitative Disclosures About Market Risk...........................      23
Item 8.  Financial Statements and Supplementary Data..........................................      23
Item 9.  Changes in and Disagreements With Accountants on Accounting
               and Financial Disclosures......................................................      23

                                    PART III

Item 10. Directors and Executive Officers of the Registrant...................................      24
Item 11. Executive Compensation...............................................................      24
Item 12. Security Ownership of Certain Beneficial Owners and Management.......................      24
Item 13. Certain Relationships and Related Transactions.......................................      24

                                     PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K......................      25

Signatures

                                               PART I

FORWARD-LOOKING INFORMATION

        Some of the matters discussed under the captions "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" include or may include forward-looking statements within the meaning of the federal securities laws. We have based these forward-looking statements on currently available information and our current beliefs, expectations and projections about future events, including, among other things,

    -   successfully implementing our business strategy;

    -   maintaining and expanding market acceptance of the products we offer;
        and

    -   our ability to successfully compete in our marketplace.

        In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "potential," "continue," "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions. All forward-looking statements contained herein are subject to numerous risks and uncertainties. Our actual results and the timing of certain events could differ materially from those projected in the forward looking statements due to a number of factors discussed under the heading "risk Factors" in this Report and in our other filings with the Securities and Exchange Commission, including but not limited to those discussed under the heading "Risk Factors" in our Registration Statement on Form S-1 (File No. 333-30816). Should one or more of these risks or uncertainties materialize, or should the underlying estimates or assumptions prove incorrect, actual results or outcomes may vary significantly from those anticipated, believed, estimated, expected, intended or planned.

ITEM 1. BUSINESS

OVERVIEW

        We provide application and information availability software solutions that enhance the performance and reliability of an organization's e-business, enterprise and custom applications and enable the delivery of information across the entire enterprise. Our application availability products are designed to help ensure uninterrupted and high performance access to software systems by utilizing a number of integrated products that enhance the performance of applications and the underlying database which stores an enterprise's critical information. Other primary components of our application availability solution include our database products that maintain a real-time copy of a database for offloading critical systems and assuring high availability, as well as our products that manage the complex and error-prone process of development and deployment of rapidly changing applications. Our information availability products deliver an enterprise, report-based information management solution that captures, manages and distributes report data or electronic documents from virtually any application for instant distribution over intranets or the Internet.

INDUSTRY BACKGROUND

        Organizations are constantly seeking ways to use information and technology to gain competitive advantages. To compete more effectively, organizations must deliver relevant information and provide increasingly sophisticated and time-sensitive services to a rapidly expanding audience, including employees, customers, suppliers and partners both inside and outside of the traditional enterprise. Today, a growing number of organizations are using the Internet to conduct business electronically. In embracing this e-business model, enterprises are attempting to maximize the value of their information technology infrastructure as they extend their business over the Internet to directly reach a large number of geographically dispersed end-users. The fundamental changes brought on by the increasing reliance on information technology, including today's rapidly expanding e-business initiatives, are introducing new complexities and transforming business practices:

    - Decisions need to be made in real-time by personnel at all levels both inside and outside the enterprise;

    - Users demand relevant information immediately and without interruption, and have increasingly high expectations regarding response time;

    - New software applications must be developed, and existing applications need to be extended over the Internet; and

    - Organizations must deploy new applications and technologies at an increasingly rapid pace.

        Underlying each of these requirements is the importance of effective management and distribution of information. While raising the strategic importance of real-time, dynamic information, today's e-business initiatives have heightened the challenges of developing and managing the systems to deliver it. For example, if an electronic commerce application fails, the relationship between the organization and the customer is jeopardized, giving new meaning to the term "mission critical." As a result, organizations must assure that their systems provide:

    - Application availability -- uninterrupted and high performance access to applications under widely varying conditions; and

    - Information availability -- broad distribution of critical business information from underlying applications to decision makers throughout the entire enterprise.

Application Availability

        The challenge of today's competitive environment is to provide users with the ability to immediately execute transactions and access information, without regard to the underlying complexities inherent in the disparate systems that run business applications. Since the emergence of e-business has allowed consumers to directly communicate with an organization's systems, it is more important than ever before to maximize application performance and minimize downtime. Furthermore, as e-business, enterprise resource planning and other applications are deployed to a wider audience, rapid and unpredictable spikes in the number of users can dramatically increase the likelihood of performance degradation and system failure. Not only must organizations have adequate back-up systems in place, but they also need solutions that will enable them to proactively monitor, identify and resolve issues that can adversely affect application performance. Finally, to ensure true application availability, organizations need solutions that will enable them to quickly and accurately develop and deploy new applications and modifications to existing applications.

Information Availability

        In addition to assuring the availability of applications, the imperatives of e-business require organizations to make the strategic information within these applications readily available to the users who need it. The Internet has created a platform for distributing critical, dynamic business information, such as inventory levels, requisitions, billing statements, manufacturing data and sales reports to a broad range of employees, partners and suppliers, many of whom may be located in geographically remote locations and connected through multiple, non-integrated systems. Organizations must be able to leverage this platform to reach customers and provide 24x7x365 access to valuable information, including customer support and current account information. The challenge, however, is effectively extracting, publishing and disseminating large volumes of information to thousands of employees, customers, partners and suppliers over the Internet without massive amounts of application reengineering.

Need for a Comprehensive Solution

        The effectiveness of an organization's information delivery system is dependent on its application availability environment. A user's ability to access information is linked to the performance and reliability of the underlying application. Historically, organizations have relied on a combination of manual processes and a heterogeneous assortment of software tools to manage the performance and reliability of their application infrastructure and to enable the distribution of information throughout the enterprise. However, the requirements of today's e-business initiatives have stretched the capabilities of these traditional solutions. This dynamic environment has created the need for a comprehensive solution that will address the breadth of these application and information availability requirements:

    - Deliver data from multiple, heterogeneous sources, scale to thousands of users and deliver information across all environments, quickly and cost-effectively;

    - Provide high performance and reliability for 24x7x365 access, and minimize the strain on existing systems and personnel;

    - Be easy to use and deploy without requiring in-depth technical expertise;

    -   Adapt to accommodate rapidly changing business needs;

    - Provide an architecture to realize immediate value for Web-based applications; and

    - Address these requirements across the entire Web, application and database environments.

THE QUEST SOLUTION

        Quest offers application and information availability software solutions that enhance the performance and reliability of e-business, enterprise and custom applications and enable the delivery of information across the entire enterprise. Key elements of our solution include:

Assure Application Availability

        We offer a family of products that enhance the reliability and performance of software applications. Our application availability products enable the development of efficient and reliable Internet-enabled applications; accurately deploy database and application changes; provide replication solutions for fail-over capability, data distribution and distributing load across multiple systems; and proactively monitor, diagnose and resolve database and system performance issues before they are noticed by the end-user. Our products are designed to maintain the continuous availability of applications to the enterprise, not only in terms of uptime, but also in terms of providing adequate performance under a wide range of operating conditions. As a result, information technology personnel are able to efficiently and proactively enhance the performance and reliability of critical business applications.

Extend the Reach of Information

        We enable enterprises to deliver information internally and externally via the Internet to reach employees, customers and partners throughout large and geographically dispersed organizations. Our Web-based information availability solutions enable access to a greater number of users, minimize the delay in publishing information and reduce manual printing and delivery costs associated with paper-based report distribution. For example, these solutions can integrate with corporate portals to allow for delivery of personalized information to a user's desktop through a Web browser. We optimize the storage and distribution of information by publishing information once from disparate applications to a centralized repository. This repository serves as a common platform to capture and distribute information without taxing the application systems or the network. Our solution is designed to empower decision-makers by providing relevant, dynamic information, more quickly and more cost-effectively than previously possible.

Leverage the Web

        Our products allow organizations to leverage the functionality and flexibility of the Internet to address the high-performance demands of e-business environments. Specifically, our products are designed to adapt to the varying bandwidth and response times encountered on the Internet with efficient and fault-tolerant architectures; employ Java-based interfaces to deliver transparent Web access to business information; and ensure the security and integrity of Web-based access to applications.

Maximize Investment in Existing Technology

        We enable organizations to enhance the capabilities and extend the benefits of their existing information technology infrastructure. Our products enable existing enterprise and custom applications to reach throughout and beyond the enterprise without requiring re-engineering. Additionally, we enable our customers to improve the reliability and performance of existing information technology infrastructure to cost-effectively and predictability support the increasing number of users and large volumes of transactions required by today's e-business applications.

Easy to Deploy and Use

        Our products are easy to deploy and use, thereby minimizing implementation, training and support costs. We designed our products to be installed quickly by the customer, typically without the need for on-site assistance. Our products contain specific integration modules for SAP R/3, PeopleSoft and Oracle Financials, enabling rapid deployment in these environments, minimizing the need for customization and reducing ongoing maintenance requirements.

Architected to Scale

        Our products are well-suited for large, enterprise-wide deployments. We designed our products to effectively scale when implemented in large and rapidly expanding environments without compromising system performance. Our products support heterogeneous networks, manage large quantities of information and support thousands of users while at the same time minimizing the consumption of network and computing resources. Our Java user interfaces significantly reduce the need for client-side software management, effectively leveraging today's wide deployment of Internet browser technology.

STRATEGY

        Our objective is to become the leading provider of application and information availability solutions to enable organizations to deliver relevant information and provide sophisticated services to employees, customers, suppliers and partners both inside and outside of the traditional enterprise. Key elements of our strategy include:

Extend Product Leadership

        We offer a family of products that work together to provide application and information availability solutions capable of meeting today's performance requirements. We believe our family of application availability products provides the most thorough and efficient approach to optimizing the performance and availability of e-business, enterprise and custom applications. We also believe that we offer the leading Web-based information availability software solutions in terms of functionality and innovation. We intend to advance this product leadership by investing significantly in research and development and by acquiring and integrating complementary products and technologies. We intend to strengthen and expand our offerings of integration software for leading enterprise resource planning (ERP) applications. Our flexible and open architecture allows for the integration of new modules that enhance our current solutions and add new e-business functionality, such as electronic bill presentment. We plan to augment our existing application availability solutions with capabilities to monitor and maintain the underlying infrastructure of e-business applications. For example, we plan to introduce a product that manages and optimizes the performance of Web application servers.

Focus on e-Business Applications Market

        We believe that both recent and expected growth in e-business applications have created strong demand for our application and information availability products. We intend to capitalize on this opportunity by actively marketing our products to companies with strong e-business initiatives. In addition to developing new e-business applications, organizations are attempting to improve the e-business functionality of their existing enterprise applications by extending them over the Internet. As a result, we believe a significant market opportunity exists to help organizations leverage these investments by incorporating new e-business functionality into these systems. We believe that our products will be used as a key component of the infrastructure for emerging e-business applications.

Leverage our Significant Installed Base of Customers

        We have an installed base of thousands of customers that we believe provides us with a significant opportunity for additional sales of current and future products, as well as ongoing maintenance revenues. A majority of our customers have purchased only one or a few of our products or use our products in specific business-units or locations. We believe that we can sell more deeply into our installed customer base by expanding these departmental deployments into enterprise-wide implementations as well as by cross-selling additional products and services.

Expand our Sales Force and Distribution Channels

        We market and sell our products worldwide primarily though a direct sales and telesales force. We believe that our direct sales approach allows us to achieve better control of the sales process and respond more quickly to customer needs while maintaining an efficient sales model. We are continuing to expand our direct sales efforts both domestically and internationally. Sales outside of North America represented approximately 17% of total revenue in 1998 and 22% in 1999, and we believe that there is significant untapped demand for our software products internationally. We intend to continue to expand our direct sales staff and increase the number of sales offices internationally, and, to a lesser extent, develop alliances with international distributors.

Extend Strategic Integrator Relationships

        We intend to increase the value of our solutions to customers by offering additional and improved consulting and implementation services for our enterprise-level software solutions. Specifically, we plan to extend our existing strategic relationships and develop new partnerships with leading global systems integrators who specialize in implementing software solutions that support e-business and enterprise application software. We believe that these relationships will both facilitate the successful enterprise deployment of our products and generate additional product sales opportunities.

SALES, MARKETING AND DISTRIBUTION

        We market and sell our products and services worldwide through a combination of direct sales and telesales forces and, to a lesser extent, resellers and distributors. Our domestic sales organization is headquartered in Irvine, California. We have additional sales offices located in the metropolitan areas of Atlanta, Boston, Chicago, Dallas, Detroit, New York, Raleigh, San Francisco and Washington D.C. We also have international sales offices in the metropolitan areas of Frankfurt, London and Melbourne. We are continuing to expand our sales organization and establish additional sales offices domestically and internationally. We also sell certain of our products through our Web site, which allows our customers to conveniently download our products for evaluation and direct purchase.

        Our sales and marketing approach is designed to help customers understand both the business and technical benefits of our products. Accordingly, we complement the efforts of our sales organization with a pre-sale customer support organization that is responsible for addressing technical questions related to our products. The sales team for each customer is responsible for maintaining appropriate contacts with key information technology personnel who have planning and purchasing responsibility within the customer's organization. Since a number of our products affect systems and employees throughout the enterprise, our sales effort typically involve technology presentations and pilot implementations, and many times involve numerous decision makers. As a result, a key feature of our sales efforts is to establish relationships at all appropriate levels in our customers' organizations. While the sales cycle varies substantially from customer to customer, the typical sales cycle for our Vista Plus and SharePlex products has ranged from three to six months.

        Focusing on our target markets, our marketing efforts are designed to create awareness for our products and generate sales leads. To achieve these goals, we engage in a variety of marketing activities, including seminars, trade shows, direct mailings and print and Web-based advertising. In addition, we have recently expanded our marketing staff and intend to commence an ongoing public relations program that will include establishing and maintaining relationships with key trade press, business press and industry analysts. We also intend to initiate a customer advisory council which will provide a communication channel for regular feedback from key customers to facilitate the design of products to meet the expanding requirements of our target market.

CUSTOMER SERVICE AND SUPPORT

        A high level of customer service and support is critical to the successful marketing and sale of our products and the development of long-term customer relationships. Our customer support group provides technical support to our customers under support agreements entered into at the time of the initial sale. Our base level of e-mail-, Internet-, fax-, and telephone-based support includes assistance with installation, configuration and initial set-up of our products; ongoing support during normal business hours; and software maintenance and upgrade releases. For an additional fee, we provide support on a 24x7x365 basis as well as training and other services.

        Customer support is provided domestically through our offices in Irvine and internationally through our offices in Europe and Australia. We plan to hire additional support personnel and, as needed, establish additional support sites domestically and internationally to meet our customers' needs. Furthermore, we plan to extend our existing strategic partnerships and develop new partnerships with leading systems integrators to provide implementation guidance, assistance with configuration and initial set-up of applications.

        Our services contracts are generally of 12 months' duration and are renewable at the customer's option. Service contracts are generally priced at approximately 20% of the amount of licenses and the customer is invoiced annually in advance.

RESEARCH AND DEVELOPMENT

        We believe that strong research and product development capabilities are essential to enhancing our core technologies and developing additional products that offer maximum value and ease of use. We have invested significant time and resources in creating a structured process for undertaking product development projects. This process is designed to provide the proper framework for defining and addressing the steps, tasks and activities required to bring product concepts and development projects to market successfully. A significant portion of our development effort is conducted in Melbourne, Australia. We have actively recruited key software engineers and developers with expertise in the areas of Oracle technologies, SQL Server, Java, Microsoft development technologies, ERP systems, IBM database technologies and document management. Our engineers include several of the industry's leading database management authorities. Complementing these individuals, our senior management has extensive background in the database, network infrastructure and enterprise and system software industries.

        Our research and development efforts focus on designing and developing reliable, easy to install and use products that solve application and information availability problems for our customers. Since our inception in 1987, we have made substantial investments in research and development through both internal development and technology acquisitions. Our products utilize a number of advanced technologies including the log analysis component of SharePlex that allows quick and accurate determination of the database structural and data changes with minimal overhead. Another example is our Vista Plus product line which contains highly sophisticated postscript and PCL parsing technology that allows these products to understand complex output data streams, enabling search, transformation and extraction from graphics-intensive output.

COMPETITION

        The market for application and information availability solutions is emerging rapidly, and, as a result, is intensely competitive and characterized by rapidly changing technology and evolving standards. We expect competition to continue to increase both from existing competitors and new market entrants. We believe that our ability to effectively compete depends on many factors, including:

    - the ease of use, performance, features, price and reliability of our products as compared to those of our competitors;

    - the timing and market acceptance of new products and enhancements to existing products developed by us and our competitors;

    -   the quality of our customer support; and

    -   the effectiveness of our sales and marketing efforts.

        Companies currently offering competitive products vary in the scope and breadth of the products and services offered and include:

    - providers of enterprise report management products such as Computer Associates, Mobius, Hewlett Packard and IBM;

    - providers of hardware and software replication tools such as EMC and Veritas; and

    - providers of database and database management products such as BMC, Compuware, Oracle, and Computer Associates.

        Many of our competitors and potential competitors have greater name recognition, a larger installed customer base company-wide and significantly greater financial, technical, marketing, and other resources than we do. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can. In addition, because there are relatively low barriers to entry in the software market, we may encounter additional competition as other established and emerging companies enter our field and introduce new products and technologies.

        In addition, providers of database solutions such as Oracle, Microsoft and IBM currently produce database management tools and may in the future enhance their products to include functionality that is currently provided by our products. The inclusion of the functionality of our software as standard features of the underlying database solution or application supported by our products could render our products obsolete and unmarketable, particularly if the quality of such functionality were comparable to that of our products. Even if the functionality provided as standard features by these system providers is more limited than that of our software, there can be no assurance that a significant number of customers would not elect to accept more limited functionality in lieu of purchasing additional software. Moreover, there is substantial risk that the mere announcements of competing products by large competitors such as Oracle could result in the delay or cancellation of customer orders for our products in anticipation of the introduction of such new products.

        In addition to the competition that we may face because of the internal development efforts of our competitors, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing their ability to address the needs of our current or prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could also materially adversely affect our ability to sell our products or to obtain maintenance and support renewals for existing licenses on terms favorable to us.

        There can be no assurance that we will be able to compete successfully against current and future competitors. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which could materially affect our business, operating results or financial condition.

PROPRIETARY RIGHTS

        Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology. We rely on a combination of trademark, trade secret, copyright law and contractual restrictions to protect the proprietary aspects of our technology. We presently have no patents on our products. We currently hold several trademark registrations and have numerous trademark applications in the United States and certain foreign countries. Our trademark applications might not result in the issuance of any valid trademarks. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to signed or shrink-wrap license agreements, which impose restrictions on the licensee's ability to utilize the software. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code.

        Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, we sell our products internationally. The laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, and to determine the validity and scope of the proprietary rights of others. Any such resulting litigation could result in substantial costs and diversion of resources and would materially adversely affect our business, operating results and financial condition.

        We cannot assure you that our means of protecting our proprietary rights will be adequate or that competition will not independently develop similar or superior technology. We also believe that, because of the rapid rate of technological change in the software industry, trade secret and copyright protection are less significant than factors such as the knowledge, ability and experience of our employees, frequent product enhancements and the timeliness and quality of customer support services.

        Our success and ability to compete are also dependent on our ability to operate without infringing upon the proprietary rights of others. We are not aware that we are infringing any proprietary rights of third parties. There can be no assurance, however, that third parties will not claim we infringe their intellectual property rights. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In the event of a successful claim of product infringement against us and our failure or inability to either license the infringed or similar technology or develop alternative technology on a timely basis, our business, operating results and financial condition could be materially adversely affected.

        We incorporate technology from third parties into our SQL Navigator, TOAD, Vista Plus and Foglight products. We currently have a material license agreement with Inso for the use of file viewing technology which is incorporated into an add-on module for our Vista Plus products. We currently pay Inso royalty fees based on sales of our Vista Plus product. This license agreement terminates on February 10, 2002. In addition, we currently have a material license agreement with Artifex for the use of technology which is incorporated into an add-on module for our Vista Plus products. We currently pay Artifex royalty fees based on sales of Vista Plus products incorporating the licensed software. The license for the technology from Artifex remains in effect for so long as any proprietary rights in the licensed technology are enforceable under the laws of any jurisdiction, unless earlier terminated by us upon 30 days written notice or by Artifex upon a material breach by us. We also have a material license agreement with Inxight which is incorporated into the Foglight product. We currently pay Inxight a license fee per year plus royalty fees equal to a percentage of the license fee. The license agreement terminates September 30, 2002. As we continue to introduce new products, we may be required to license additional technology from others. There can be no assurance that these third-party technology licenses will continue to be available to us on commercially reasonable terms, if at all.

        SharePlex is a registered trademark owned by us. This prospectus also makes reference to the other trademarks that we own, some of which we are seeking registration for, and to trademarks of other companies.

EMPLOYEES

        As of December 31, 1999, we employed 654 full-time employees, including 299 in sales and marketing, 226 in research and development, 52 in customer service and support and 77 in general and administrative. We believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support and research and development personnel. Like other software companies, we face intense competition for such personnel, and we have at times experienced and continue to experience difficulty in recruiting qualified personnel. There can be no assurance that we will be successful in attracting, assimilating and retaining other qualified personnel in the future. We are not subject to any collective bargaining agreement and we believe that our relationships with our employees are good.

ITEM 2. PROPERTIES

        Our principal administrative, sales, marketing, support and research and development facility is currently located in approximately 67,500 square feet of space in Irvine, California. This facility is under a six-year lease and we have an option to renew this lease for an additional five-year term.

        We also lease sales offices in the metropolitan areas of Atlanta, Boston, Calgary, Chicago, Dallas, Detroit, Israel, New York, Pleasanton, Raleigh, San Francisco, and Washington, D.C. Our Chicago office is currently located in approximately 30,000 square feet in Warrenville, Illinois. This facility is under a 7-year lease. Our German subsidiary currently operates from two facilities in Frankfurt and Dusseldorf. Our Australian subsidiary operates from two leased facilities in Melbourne which total approximately 10,000 square feet. Our UK subsidiary leases a 5,300 square-foot office in the London metropolitan area.

ITEM 3. LEGAL PROCEEDINGS

        We are not currently a party to any material legal proceeding.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        Our common stock has been listed on the Nasdaq National Market since August 13, 1999 under the symbol "QSFT." The following table sets forth the high and low closing sale prices on the Nasdaq National Market for our common stock for the calendar periods indicated.

                                                                   PRICE RANGE
                                                                 OF COMMON STOCK
                                                             ----------------------
                                                                HIGH         LOW
                                                             ----------   ---------
YEAR ENDED DECEMBER 31, 1999:
Third Quarter (from August 13) ........................      $    52.38   $   32.56
Fourth Quarter ........................................          116.50       45.88

        As of March 17, 2000, there were 153 holders of record of our common stock.

        On March 9, 2000 the Company's Board of Directors approved a two-for-one stock split of the Company's common stock which will be effective March 31, 2000 for shareholders of record on March 20, 2000. Share and per share information has not been restated for this pending split. See "Selected Financial Data" and the 1999 financial statements for proforma earnings per share information.

        RECENT SALES OF UNREGISTERED SECURITIES

During 1999, we issued unregistered securities to a limited number of persons as described below:

    1. In April 1999, we sold an aggregate of 2,666,667 shares of our Series A Preferred Stock at a price of $5.625 per share to InSight Capital Partners II, L.P., InSight Capital Partners (Cayman) II, L.P., WI Software Investors LLC and UBS Capital LLC. Each share of Series A Preferred Stock was converted into one and one-half shares of common stock upon the completion of our initial public offering. We sold an aggregate of 1,777,778 shares of Series B Redeemable Preferred Stock at a price of $5.625 per share to UBS Capital LLC. Each share of Series B Redeemable Preferred Stock was redeemed upon the completion of our initial public offering.

    2. Since June, 1999, we have granted stock options to purchase common stock under the 1999 Stock Incentive Plan to eligible officers, directors, consultants and employees of the Company as described in this Report.

    3. In December 1999, we issued an aggregate of 93,471 shares of our common stock to the former shareholders of MBR Technologies, Inc. in connection with our acquisition of MBR Technologies, Inc.

        None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and the Registrant believes that each transaction was exempt from the registration requirements of the Securities Act by virtue of Sections 3(a)(10) or 4(2) thereof, Regulation D promulgated thereunder or Rule 701 pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule 701. The recipients in such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with the Registrant, to information about the Registrant.

USE OF INITIAL PUBLIC OFFERING PROCEEDS

        On August 18, 1999 we completed the initial public offering of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-80543) that was declared effective by the Securities and Exchange Commission on August 12, 1999. There has been no material change with respect to our use of proceeds from our initial public offering to the information discussed in our Quarterly Report on Form 10-Q for the nine months ended September 30, 1999.

DIVIDEND POLICY

        Prior to our conversion to a C corporation for tax purposes in January 1997, we paid distributions to our S corporation shareholders in amounts generally consistent with their tax liabilities arising from their allocable share of S corporation earnings. Since becoming a C corporation, we have not declared or paid any cash dividends on our common stock and do not expect to do so in the foreseeable future. We currently intend to retain all available funds for use in the operation and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our results of operations, financial conditions, contractual and legal restrictions and other factors the board deems relevant.

ITEM 6. SELECTED FINANCIAL DATA

        You should read the following selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes thereto appearing elsewhere in this Report. The following selected consolidated statement of income data for the years ended December 31, 1997, 1998 and 1999, and the consolidated balance sheet data at December 31, 1998 and 1999, have been derived from audited consolidated financial statements included elsewhere in this Report. The consolidated data presented below for the years ended December 31, 1995 and 1996, and at December 31, 1995, 1996 and 1997, are derived from audited consolidated financial statements that are not included in this Report. The data presented below do not include pro forma adjustments to reflect the income tax provision as if we were a C corporation in fiscal years 1995 and 1996.

                                                                                      YEAR ENDED DECEMBER 31,
                                                                ------------------------------------------------------------------
                                                                  1995(2)       1996           1997           1998          1999
                                                                --------      --------       --------       --------      --------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF INCOME DATA:
Revenues:
  Licenses ...............................................      $  7,219      $  9,316       $ 12,158       $ 24,901      $ 54,269
  Services ...............................................         2,305         3,546          6,157          9,889        16,599
                                                                --------      --------       --------       --------      --------
          Total revenues .................................         9,524        12,862         18,315         34,790        70,868
                                                                --------      --------       --------       --------      --------
Cost of revenues:
  Licenses ...............................................           260           950          1,307          3,433         2,998
  Services ...............................................           980         1,467          1,972          2,507         4,195
                                                                --------      --------       --------       --------      --------
          Total cost of revenues .........................         1,240         2,417          3,279          5,940         7,193
                                                                --------      --------       --------       --------      --------
Gross profit .............................................         8,284        10,445         15,036         28,850        63,675
Operating expenses:
  Sales and marketing ....................................         2,179         4,328          5,845         11,836        32,078
  Research and development ...............................         1,134         2,995          4,293          8,047        15,980
  General and administrative .............................         2,636         3,494          3,450          5,278         9,906
  Other compensation costs and goodwill amortization .....            --            --             --             --         1,243
                                                                --------      --------       --------       --------      --------
          Total operating expenses .......................         5,949        10,817         13,588         25,161        59,207
                                                                --------      --------       --------       --------      --------
Income (loss) from operations ............................         2,335          (372)         1,448          3,689         4,468
Other income (expense), net ..............................            51           389           (137)           336         1,202
                                                                --------      --------       --------       --------      --------
Income before income tax provision .......................         2,386            17          1,311          4,025         5,670
Income tax provision .....................................            28             1          1,022          1,679         2,273
                                                                --------      --------       --------       --------      --------
Net income ...............................................      $  2,358      $     16       $    289       $  2,346         3,397
                                                                ========      ========       ========       ========      --------
Preferred stock dividends ................................                                                                     590
                                                                                                                          --------
Net income applicable to common shareholders .............                                                                $  2,807
                                                                                                                          ========
Basic and diluted net income per share ...................      $   0.12      $     --       $   0.01       $   0.05      $   0.07
Pro forma basic net income per share (1) .................      $   0.06      $     --       $     --       $   0.03      $   0.04
Pro forma  diluted net income per share (1) ..............      $   0.06      $     --       $     --       $   0.03      $   0.03
Weighted average shares outstanding:
  Basic ..................................................        19,500        38,350         40,373         44,261        37,677
  Diluted ................................................        19,500        38,350         40,617         44,459        41,800
  Pro forma basic (1) ....................................        39,000        76,700         80,746         88,522        75,354
  Pro forma diluted (1) ..................................        39,000        76,700         81,234         88,918        83,600

                                                                                            DECEMBER 31,
                                                                ------------------------------------------------------------------
                                                                  1995          1996           1997           1998          1999
                                                                --------      --------       --------       --------      --------
                                                                                          (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents ................................      $  2,709      $     --       $  2,096       $  8,981      $ 39,643
Short-term marketable securities .........................            --            --             --             --        11,000
Working capital ..........................................         2,594           553            374          2,771        38,670
Total assets .............................................         6,171         6,408          9,713         19,645        99,149
Total shareholders' equity ...............................         2,996         2,429          2,836          5,074        62,669

(1) Reflects a two-for-one stock split approved on March 9, 2000 which will be effective March 31, 2000 for shareholders of record on March 20, 2000.

(2) Had the Company been a C Corporation for the year ended December 31, 1995, the pro forma net income and net income per basic and diluted share would have been $1,432 and $0.07 presplit, respectively, based on the tax laws in effect during the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our financial condition and results of operations also should be read in conjunction with the consolidated financial statements and notes to those statements included elsewhere in this Report.

OVERVIEW

        We provide application and information availability software solutions that enhance the performance and reliability of an organization's e-business, packaged and custom applications, and enable the delivery of information across the entire enterprise.

        We were incorporated in 1987. At our inception, we focused on developing and marketing software which supported developers and users of Hewlett Packard's HP 3000 proprietary operating system known as MPE. In 1995, Vincent C. Smith joined us as a director and in 1997, he became our chief executive officer. In 1995, we began to transition our focus from proprietary MPE technology to open system technology. Additionally, commencing in 1995, we began extending our Vista Plus product to open system architectures, and in 1998, we extended Vista Plus to support the Internet. In 1996, we acquired R*Tech which developed SQLab, our first product series for Oracle databases. In 1997, we made a number of additional acquisitions which augmented the product line for managing Oracle databases including our SQL Navigator, I/Watch and Schema Manager products. Beginning in late 1997, we also began a major expansion of our research and development, sales and marketing, and customer support organizations by adding personnel in all departments, and through an acquisition, the establishment of operations in Australia and the United Kingdom. Commencing in the second half of 1998, we also introduced several additional products including SharePlex and SQLab Xpert. In 1998, we also established a direct sales operation in Germany. In 1999, we introduced Instance Monitor and Data Manager.

        In December 1999, we acquired MBR Technologies, Inc. and its Stat! product for consideration consisting of 93,471 shares of our common stock valued at $9.3 million and a cash payment of $1.3 million, and the assumption of net liabilities of $340,000. Of the total purchase price, which included direct acquisition costs, $11.5 million was allocated to goodwill, which will be amortized over a five-year period, and $784,000 was allocated to assumed liabilities.

        In January 2000, we acquired Foglight Software, Inc. and its Foglight product for consideration consisting of 1,187,603 shares of our common stock valued at $104.2 million, a cash payment of $0.4 million, the assumption of unvested Foglight stock options valued at $2.2 million and the assumption of net liabilities of $4.1 million. The total purchase price, which included direct acquisition costs, is estimated to be allocated primarily to goodwill and other intangible assets, which will be amortized primarily over a five-year period.

        In February 2000, we acquired QMaster Software Solutions, Inc. and the QMaster Output product for $15 million in cash. The total purchase price, which will include direct costs of the acquisition estimated to be $75,000, is estimated to be allocated primarily to goodwill, which will be amortized over a five-year period.

        We derive our revenues primarily from the sale of software licenses and related annual maintenance fees. Our total revenues have increased over each of the past five fiscal years, from $9.5 million in 1995 to $70.9 million in 1999. Pricing of our software licenses is based on the number of servers, workstations and/or users of our products. Annual maintenance contracts may be purchased separately by customers at their discretion.

        We recognize software license revenues when a non-cancellable license agreement has been signed with a customer, the software is shipped, no significant post-delivery vendor obligations remain and collection is deemed probable. Maintenance revenues are recognized ratably over the contract term, which is typically one year. Revenues for consulting services are recognized as such services are performed. See Note 1 of the notes to our consolidated financial statements.

        We market our software and services primarily through our direct sales organization in the United States, Australia, the United Kingdom and Germany. International revenues from licenses and services sold to customers outside of North America were $1.4 million in 1997, $5.8 million in 1998, and $15.3 million in 1999. We intend to expand our international sales activities as part of our business strategy. All of our current international revenues are derived from the operations of our three wholly owned subsidiaries in Australia, the United Kingdom and Germany. Our international subsidiaries conduct business in the currency of the country in which they operate, exposing us to currency fluctuations and currency transaction losses or gains which are outside of our control. Historically, fluctuations in foreign currency exchange rates have not had a material effect on our business. We have not, to date, conducted any hedging transactions to reduce our risk to currency fluctuations.

        In the development of new products and enhancements of existing products, the technological feasibility of the software is not established until substantially all product development is complete. Historically, our software development costs eligible for capitalization have been insignificant, and all costs related to internal research and development have been expensed as incurred.

        At the time of our incorporation, we elected to be treated as an S corporation under Subchapter S of the Internal Revenue Code. As an S corporation, our shareholders were liable for federal income tax liabilities resulting from our operations. Effective January 1, 1997, we terminated our status as an S corporation and for all periods thereafter, we have been liable for federal income taxes. Prior to the termination of our S corporation status, we declared distributions as dividends to shareholders payable in cash in an amount generally equal to the tax consequence created by our earnings up to the date of such termination.

RESULTS OF OPERATIONS

        The following table sets forth certain consolidated statement of income data as a percentage of total revenues for the periods indicated:

                                                       YEAR ENDED DECEMBER 31,
                                                  ------------------------------
                                                  1997         1998        1999
                                                  -----        -----       -----
Revenues:
  Licenses .................................       66.4%        71.6%       76.6%
  Services .................................       33.6         28.4        23.4
                                                  -----        -----       -----
          Total revenues ...................      100.0        100.0       100.0
                                                  -----        -----       -----
Cost of revenues:
  Licenses .................................        7.1          9.9         4.2
  Services .................................       10.8          7.2         5.9
                                                  -----        -----       -----
          Total cost of revenues ...........       17.9         17.1        10.1
                                                  -----        -----       -----
Gross profit ...............................       82.1         82.9        89.9

Operating expenses:
  Sales and marketing ......................       31.9         34.0        45.3
  Research and development .................       23.5         23.1        22.6
  General and administrative ...............       18.8         15.2        14.0
  Other compensation costs and goodwill
    amortization ...........................         --           --         1.8
                                                  -----        -----       -----
          Total operating expenses .........       74.2         72.3        83.7
                                                  -----        -----       -----
Income from operations .....................        7.9         10.6         6.2
Other  income (expense), net ...............       (0.7)         0.9         1.7
                                                  -----        -----       -----
Income before income tax provision .........        7.2         11.5         7.9
Income tax provision .......................        5.6          4.8         3.2
                                                  -----        -----       -----
Net income .................................        1.6%         6.7%        4.7%
                                                  =====        =====       =====

YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

REVENUES

        Revenues were $18.3 million, $34.8 million and $70.9 million for 1997, 1998 and 1999, respectively, representing increases of $16.5 million, or 90.2%, from 1997 to 1998, and $36.1 million, or 103.7%, from 1998 to 1999.
International revenues accounted for 7.4%, 16.7% and 21.6% of total revenues for 1997, 1998 and 1999, respectively. No customer accounted for more than 10.0% of total revenues in 1997, 1998 or 1999.

        Licenses -- Licenses were $12.2 million, $24.9 million and $54.3 million in 1997, 1998 and 1999, respectively, representing increases of $12.7 million, or 104.1%, from 1997 to 1998, and $29.4 million, or 118.1%, from 1998 to 1999.
Licenses represented 66.4%, 71.6% and 76.6% of total revenues in 1997, 1998 and 1999, respectively. International licenses accounted for 8.2%, 18.6% and 23.4% of total licenses in 1997, 1998 and 1999, respectively. The increase in licenses from 1997 to 1998 was due to the expansion of our domestic sales organization of 67 people, a $3.6 million increase in international license revenue, greater market acceptance of our products for the Oracle database market and the success of our Vista Plus product for the UNIX environment. The increase in licenses from 1998 to 1999 was due to both an increase in our worldwide sales force of 176 people, as well as the availability of new products for all of 1999 including Schema Manager, I/Watch and TOAD.

        Services -- Services were $6.2 million, $9.9 million and $16.6 million in 1997, 1998 and 1999, respectively, representing increases of $3.7 million, or 60.6%, from 1997 to 1998, and $6.7 million, or 67.7%, from 1998 to 1999.
Services represented 33.6%, 28.4% and 23.4% of total revenues in 1997, 1998 and 1999, respectively. The increases in services reflect an increase in the number of software licenses sold with maintenance agreements. International services accounted for 5.7%, 11.9% and 15.9% of total services in 1997, 1998 and 1999, respectively.

COST OF REVENUES

        Cost of Licenses -- Cost of licenses was $1.3 million, $3.4 million and $3.0 million in 1997, 1998 and 1999, respectively, representing an increase of $2.1 million, or 161.5%, from 1997 to 1998, and a decrease of $.4 million, or 11.8%, from 1998 to 1999. Cost of licenses as a percentage of license revenue was 10.8%, 13.8% and 5.5% for 1997, 1998 and 1999, respectively. The increase in cost of licenses as a percentage of license revenue from 1997 to 1998 was attributable primarily to a $1.8 million increase in royalties and a $551,000 increase in amortization of purchased technology and software licenses. The decrease in cost of licenses from 1998 to 1999 was due to decreases for both royalties and amortization as a result of reaching several royalty maximums and completion of amortization of certain purchased technology.

        Cost of Services -- Cost of services was $2.0 million, $2.5 million and $4.2 million in 1997, 1998 and 1999, respectively, representing increases of $500,000, or 25.0%, from 1997 to 1998 and $1.7 million, or 68.0%, from 1998 and
1999. The increases over these periods were primarily due to an increase in the number of customer support personnel to service our growing customer and product base. Cost of services as a percentage of service revenues was 32.0%, 25.4% and 25.3% for 1997, 1998 and 1999, respectively. The decreases in cost of services as a percentage of services over these periods were primarily due to economies of scale realized as a result of our increasing service revenues.

OPERATING EXPENSES

        Sales and Marketing -- Sales and marketing expenses were $5.8 million, $11.8 million and $32.1 million in 1997, 1998 and 1999, respectively, representing increases of $6.0 million, or 103.4%, from 1997 to 1998, and $20.3 million, or 172.0%, from 1998 to 1999. The increases reflect our increasing investment in our sales and marketing organization, which from 1997 to 1998 included a $3.6 million increase in salaries and related expenses, a $1.1 million increase in additional commissions, and a $353,000 increase in marketing communications expenses such as trade shows and advertising. The increases from 1998 to 1999 reflect an increase in salaries and related expenses of $8.9 million, a $4.3 million increase in commissions and a $627,000 increase in marketing communications expenses. Travel and entertainment expenses, and related costs of hiring sales and marketing management, also increased for both periods.

        Research and Development -- Research and development expenses were $4.3 million, $8.0 million and $16.0 million in 1997, 1998 and 1999, respectively, representing increases of $3.7 million, or 86.0%, from 1997 to 1998, and $8.0 million, or 100.0%, from 1998 to 1999. The increases for these periods were primarily related to a 63 person increase from 1997 to 1998, and a 138 person increase from 1998 to 1999, in the number of software developers and quality assurance personnel and, to a lesser extent, an increase in the cost of hiring outside contractors to support product development activities.

        General and Administrative -- General and administrative expenses were $3.5 million, $5.3 million and $9.9 million in 1997, 1998 and 1999, respectively, representing an increase of $1.8 million, or 51.4%, from 1997 to 1998, and an increase of $4.6 million or 86.8% from 1998 to 1999. The most significant expense increases during both periods were for salaries and related expenses and rent.

        Other Compensation Costs and Goodwill Amortization -- Compensation costs and goodwill amortization were $1.2 million in 1999 and includes $715,000 related to the severance package provided to Doran Machin, one of our founders and a director, which will be paid out over a three-year period, $432,000 of compensation costs related to the grant of stock options at less than fair market value and $97,000 of goodwill amortization related to acquisitions.

        Other Income (Expense), Net -- Other income (expense), net was $(137,000) in 1997, $336,000 in 1998, and $1.2 million in 1999, representing an increase of $473,000 from 1997 to 1998, and an increase of $864,000 from 1998 to 1999. The increases reflect increased interest income from higher cash and short-term investments which accelerated in 1999 after the receipt of the net proceeds of our initial public offering.

        Provision for Income Taxes -- Provision for income taxes was $1.0 million, $1.7 million and $2.3 million in 1997, 1998 and 1999, respectively, representing increases of $700,000, or 70.0%, from 1997 to 1998, and an increase of $600,000, or 35.3%, from 1998 to 1999. The effective income tax rate was 78.0%, 41.7% and 40.1% in 1997, 1998 and 1999, respectively. The high effective tax rate in 1997 is attributable to our election, effective January 1, 1997, to terminate our status as an S corporation under federal tax regulations which resulted in the establishment of deferred taxes. See Note 6 of the notes to our consolidated financial statements.

INFLATION

        Inflation has not had a significant effect on our results of operations or financial position for the years ended December 31, 1997, 1998 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

        We have funded our business, to date, primarily from cash generated by our operations and net proceeds of $64.9 million from our initial public offering in August 1999. Our sources of liquidity as of December 31, 1999 consisted principally of cash and cash equivalents of $39.6 million and marketable securities of $15.5 million.

        Net cash provided by operating activities was $3.6 million, $8.2 million and $11.4 million in 1997, 1998 and 1999, respectively. The increases in 1997, 1998 and 1999, were primarily due to increases in net income, depreciation and amortization, deferred revenue resulting from additional service contracts and accrued expenses, offset by increases in accounts receivable resulting from increased sales.

        Net cash used in investing activities was $1.3 million, $1.3 million, and $24.1 million in 1997, 1998, and 1999, respectively. The increase in cash used in investing activities in 1999 was primarily related to capital expenditures of $7.1 million associated with company growth and net purchases of marketable securities totalling $15.5 million.

        Financing activities used $270,000 and $8,000 in 1997 and 1998, respectively, and generated $43.6 million in 1999. In April 1999, we raised $25.0 million through the sale of preferred stock and an additional $10.0 million in term debt from a commercial bank in order to purchase shares of common stock from a shareholder and founder for $35.0 million. See Note 4 of the notes to our consolidated financial statements. In August 1999, we raised net proceeds of $64.9 million from our initial public offering. A portion of the proceeds was utilized to retire debt of $10.9 million and redeem the outstanding Series B Preferred Stock for $10.0 million. In March 2000, we raised net proceeds of $253.6 million from a secondary public offering of 4.2 million shares of our common stock at a price of $140.00 per share. Of the shares sold in the offering 1,904,230 shares were sold by the Company and 2,295,770 shares were sold by existing shareholders.

        We plan to use the proceeds of the offering for general corporate purposes, including working capital, expanding sales and marketing efforts, product development, expansion of our customer support organization, possible acquisitions and capital expenditures. We did not receive any proceeds from the shares sold by the selling shareholders. We believe that the net proceeds from the offering, our existing cash and investment balances and cash from operations will be sufficient to finance our operations through at least the next 12 months. If additional financing is needed, we can not assure you that such financing will be available to us on commercially reasonable terms or at all.

                                  RISK FACTORS

        An investment in our shares involves risks and uncertainties. You should carefully consider the factors described below before making an investment decision in our securities. The risks described below are the risks that we currently believe are material risks of business and the industry in which we compete.

        Our business, financial condition and results of operations could be adversely affected by any of the following risks. If we are adversely affected by such risks, then the trading price of our common stock could decline, and you could lose all or part of your investment.

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

        Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors. These factors include the following:

    - the size and timing of customer orders. See "-- The size and timing of our customer orders may vary significantly from quarter to quarter which could cause fluctuations in our revenues."

    - increased expenses, whether related to sales and marketing, product development or administration;

    - our ability to attain market acceptance of new products and services and enhancements to our existing products;

    -   delays in introducing new products;

    -   new product introductions by competitors;

    -   lack of order backlog;

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

THE SIZE AND TIMING OF OUR CUSTOMER ORDERS MAY VARY SIGNIFICANTLY FROM QUARTER TO QUARTER WHICH COULD CAUSE FLUCTUATIONS IN OUR REVENUES

        In any given quarter, sales of some of our products have involved large financial commitments from a relatively small number of customers, and cancellation or deferral of these large contracts would reduce our revenues. In addition, the sales cycles for Vista Plus and SharePlex have been up to six months and often require pre-purchase evaluation periods and customer education. These relatively long sales cycles may cause significant periodic variation in our license revenues. Also, we have often booked a large amount of our sales in the last month or weeks of each quarter and delays in the closing of sales near the end of a quarter could cause quarterly revenue to fall short of anticipated levels. Finally, while a portion of our revenues each quarter is recognized from previously deferred revenue, our quarterly performance will depend primarily upon entering into new contracts to generate revenues for that quarter.

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

MANY OF OUR PRODUCTS ARE VULNERABLE TO DIRECT COMPETITION FROM ORACLE

        We currently compete with Oracle in the market for database management solutions. We expect that Oracle's commitment to and presence in the database management product market will increase in the future and therefore substantially increase competitive pressures. We believe that Oracle will continue to incorporate database management technology into its server software offerings, possibly at no additional cost to its users. We believe that Oracle will also continue to enhance its database management technology. Furthermore, Oracle could attempt to increase its presence in this market by acquiring or forming strategic alliances with our competitors, and Oracle may be in better position to withstand and respond to the current factors impacting this industry. Oracle has a longer operating history, a larger installed base of customers and substantially greater financial, distribution, marketing and technical resources than we do. In addition, Oracle has well-established relationships with many of our present and potential customers. As a result, we may not be able to compete effectively with Oracle in the future which could materially adversely affect our business, operating results and financial condition. See "Business -- Competition."

ACQUISITIONS OF COMPANIES OR TECHNOLOGIES MAY RESULT IN DISRUPTIONS TO OUR BUSINESS AND DIVERSION OF MANAGEMENT ATTENTION

        We have in the past made and we expect to continue to make acquisitions of complementary companies, products or technologies. In this regard, we recently acquired MBR Technologies, Inc., Foglight Software, Inc., and QMaster Software Solutions, Inc. If we make any additional acquisitions, we will be required to assimilate the operations, products and personnel of the acquired businesses and train, retain and motivate key personnel from the acquired businesses. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may subject us to liabilities and risks that are not known or identifiable at the time of the acquisition or may cause disruptions in our operations and divert management's attention from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners. We may have to incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities for any acquisition could be substantially dilutive to our shareholders. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other intangible assets. In consummating acquisitions, we are also subject to risks of entering geographic and business markets in which we have no or limited prior experience. If we are unable to fully integrate acquired businesses, products or technologies with our existing operations, we may not receive the intended benefits of acquisition.

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

OUR PAST AND FUTURE GROWTH MAY STRAIN OUR MANAGEMENT, ADMINISTRATIVE, OPERATIONAL AND FINANCIAL INFRASTRUCTURE

        We have recently experienced a period of rapid growth in our operations that has placed and will continue to place a strain on our management, administrative, operational and financial infrastructure. During this period, we have experienced an increase in the number of our employees, increasing demands on our operating and financial systems and personnel, and an expansion in the geographic coverage of our operations. The number of our full-time employees increased from 66 as of December 31, 1996 to 123 as of December 31, 1997, to 257 as of December 31, 1998, and to 654 as of December 31, 1999. Our ability to manage our operations and growth requires us to continue to improve our operational, financial and management controls, and reporting systems and procedures. In addition, we will be required to hire additional management, financial, and sales and marketing personnel to manage our expanding operations. If we are unable to manage this growth effectively, our business, operating results and financial condition may be materially adversely affected.

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

OUR INTERNATIONAL OPERATIONS AND OUR PLANNED EXPANSION OF OUR INTERNATIONAL OPERATIONS EXPOSES US TO CERTAIN RISKS

        Substantially all of our current international revenues are derived from the operations of our three wholly-owned subsidiaries in Australia, the United Kingdom and Germany. Revenues from licenses and services to customers outside of North America were $5.8 million in 1998, representing 16.7% of total revenues, and $15.3 million in the year ended December 31, 1999, representing 21.6% of total revenues. As a result, we face increasing risks from doing business on an international basis, including, among others:

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

        We plan to expand our international operations as part of our business strategy. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources and will place additional burdens on our management, administrative, operational and financial infrastructure. We cannot be certain that our investments in establishing facilities in other countries will produce desired levels of revenue or profitability. In addition, we have sold our products internationally for only a few years and we have limited experience in developing localized versions of our products and marketing and distributing them internationally. As our international operations expand, our exposure to exchange rate fluctuations will increase as we use an increasing number of foreign currencies. We have not yet entered into any hedging transactions to date to mitigate our expense to currency fluctuations.

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

        Our SQL Navigator, TOAD, Vista Plus and Foglight products contain components developed and maintained by third-party software vendors. For example, we incorporate software licensed from Inso Corporation and Artifex Software into add-on options for our Vista Plus products. Similarly, our Foglight product incorporates software licensed from Inxight. We expect that we may have to incorporate software from third-party vendors in our future products. We may not be able to replace the functionality provided by the third-party software currently offered with our products if that software becomes obsolete, defective or incompatible with future versions of our products or is not adequately maintained or updated. Any significant interruption in the availability of these third-party software products or defects in these products could harm our sales unless and until we can secure an alternative source. Although we believe there are adequate alternate sources for the technology licensed to us by Inso, Artifex and Inxight, such alternate sources may not provide us with the same functionality as that currently provided to us. Further, we may experience a delay in obtaining an alternate source for the file viewing technology licensed to us by Inso if our license with Inso becomes unavailable for any reason.

                          RISKS RELATED TO OUR INDUSTRY

YEAR 2000 ISSUES PRESENT TECHNOLOGICAL RISKS AND COULD CAUSE DISRUPTION TO OUR BUSINESS

        Although we have not experienced any Year 2000 problems, it is possible that, even after January 1, 2000, Year 2000-related issues may cause problems or disruptions. While we believe that all of our systems are Year 2000 compliant, we cannot assure you that we will not discover a problem during 2000 that needs to be upgraded, modified or replaced. In addition, we depend on a number of third-party vendors to provide both information and non-information technology systems and services. While we believe that our material third-party systems and services are Year 2000 compliant, we cannot be sure that we will not experience any problems during 2000. We also cannot provide any assurance that governmental agencies, utility companies, Internet access companies and others outside of our control will not experience any future Year 2000 problems.

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

WE MAY NOT BE ABLE TO ATTRACT AND RETAIN PERSONNEL

        Our future success depends on the continued service of our executive officers and other key administrative, sales and marketing and support personnel, many of whom have recently joined our company. In addition, the success of our business is substantially dependent on the services of our Chief Executive Officer and our President and Chief Technical Officer. We intend to hire a significant number of additional sales, support, marketing, administrative and research and development personnel over at least the next 12 months. There has in the past been and there may in the future be a shortage of personnel that possess the technical background necessary to sell, support and develop our products effectively. Competition for skilled personnel is intense, and we may not be able to attract, assimilate or retain highly qualified personnel in the future. Our business may not be able to grow if we cannot attract qualified personnel. Hiring qualified sales, marketing, administrative, research and development and customer support personnel, is very competitive in our industry, particularly in Southern California, where Quest is headquartered.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard , or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes methods for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because we do not currently hold any derivative instruments and do not currently engage in hedging activities, we expect that the adoption of SFAS No. 133 will not have a material impact on our financial position or results of operations. We will be required to implement SFAS No. 133 for the year ending December 31, 2001.

        In December 1998, the AICPA issued SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with respect to Certain Transactions. SOP 98-9 amends SOP 97-2 and SOP 98-4, extending the deferral of the application of certain provisions of SOP 97-2 amended by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. We do not expect the adoption of SOP 98-9 to have a material effect on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

INTEREST RATE RISK

        Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We place our investments with high-quality issuers and, by policy, limit the amount of credit exposure to any one issuer. Our investments in marketable securities consist primarily of high-grade corporate and government securities with maturities of less than two years. At December 31, 1999 approximately half of our investment portfolio was invested in tax-free securities. Beginning in January 2000, we began to transition our investment portfolio from tax-free to taxable securities. Investments purchased with an original maturity of three months or less are considered to be cash equivalents. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. At December 31, 1999, the net loss on available-for-sale securities of $26,000 comprises five positions, all with unrealized losses.

        The following table provides information about our investment portfolio at December 31, 1999. For investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

                                                           DECEMBER 31,
                                                              1999
                                                           ------------
Cash and cash equivalents                                     39,643
Average interest rate                                           4.51%

Short-term marketable securities, available-for-sale          11,000
Average interest rate                                           4.50%

Long-term marketable securities, available-for-sale
(maturing in 2001)                                             4,484
Average interest rate                                           3.94%

Total portfolio                                               55,127
Average interest rate                                           4.46%

        We consider the carrying value of our investment securities to approximate their fair value due to the relatively short period of time between origination of the investments and their expected realization. Accordingly, changes in the market interest rate would not have a material effect on the fair value of such investments.

EUROPEAN MONETARY UNION

        Within Europe, the European Economic and Monetary Union introduced a new currency, the euro, on January 1, 1999. The new currency is in response to the European Union's policy of economic convergence to harmonize trade policy, eliminate business costs associated with currency exchange, and to promote the free flow of capital, goods and services.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data required by this item are included in Part IV, Item 14 of this Form 10-K and are presented beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

\
                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding the Company's directors as required by this item will be included in the Company's proxy statement, to be delivered to shareholders in connection with the Company's annual meeting of shareholders to be held on May 16, 2000. Such information is incorporated herein by reference.

        The following table sets forth certain information regarding our executive officers and directors as of February 1, 2000:

      NAME                                     AGE                       POSITION
      ----                                     ---                       --------
      Vincent C. Smith.......................  36   Chief Executive Officer and Chairman of the Board
      David M. Doyle(2)......................  39   President, Secretary and Director
      John J. Laskey.........................  50   Chief Financial Officer and Vice President, Finance
      Eyal M. Aronoff........................  36   Vice President, Technology and Engineering
      Douglas F. Garn........................  41   Vice President, Worldwide Sales
      Doran G. Machin(1)(2)..................  45   Director
      Jerry Murdock, Jr.(1)(2)...............  41   Director

--------------------
(1)  Member of Compensation Committee

(2)  Member of Audit Committee

        Set forth below is certain information regarding the business experience during the past five years of each of the above-named persons.

        Vincent C. Smith has served as our Chief Executive Officer since 1997 and a director since 1995. Mr. Smith became Chairman of the Board in 1998. In 1994, Mr. Smith was Director of Open Systems at BMC Software, where he managed its sales operations. From 1992 to 1994, Mr. Smith co-founded Patrol Software North America and served as its Vice President of Worldwide Sales and Marketing. Patrol Software merged with BMC in 1994. Mr. Smith worked at Oracle Corporation from 1987 to 1992 in a variety of sales management positions. Mr. Smith received his B.S. degree in Computer Science with a minor in Economics from University of Delaware.

        David M. Doyle is our President, Secretary, founder and a director. Mr. Doyle has been President and a director since the formation of Quest in 1987 and has been our Secretary since June 1999. Mr. Doyle was the primary designer and developer of our products during the initial four years after the founding of Quest. Prior to the founding of Quest, Mr. Doyle served as a consultant to a variety of industries, specializing in the areas of system design and application performance and co-founded American Data Industries. Mr. Doyle studied Information and Computer Sciences at University of California, Irvine.

        John J. Laskey is our Chief Financial Officer and Vice President, Finance. Mr. Laskey has held these positions since October 1998. From June 1995 to October 1998, Mr. Laskey served as the Chief Financial Officer and Vice President, Finance of Continuus Software Corporation, a provider of software change management solutions. From April to June 1995, Mr. Laskey was the Chief Financial Officer and Vice President, Finance of StarBase Corporation. From September 1986 to April 1995, Mr. Laskey worked at FileNet Corporation as Vice President, Finance and Principal Accounting Officer. Mr. Laskey received his B.S. degree in Electrical Engineering from University of Illinois and his M.B.A. from Loyola University of Chicago.

        Eyal M. Aronoff has been our Vice President of Technology and Engineering since March 1996, when we acquired R*Tech Systems, Inc., a database management company. Mr. Aronoff founded R*Tech Systems in 1992 and served as its President from 1992 to 1996. Prior to this, Mr. Aronoff worked for John Bryce Ltd., an Oracle distributor in Israel, attended school and served in the Israeli Defense Force. Mr. Aronoff received a B.A. degree in computer science and chemistry from Bar-Ilan University Ramat-Gan, Israel.

        Douglas F. Garn is the Vice President of Worldwide Sales. Mr. Garn has held this position since January 1998. From March 1996 to January 1998, Mr. Garn was Vice President of North American Sales for Peregrine Systems, Inc. From July 1995 until April 1996, Mr. Garn was Vice President of Sales with Syntax, Inc., a networking software company. From November 1993 until July 1995, Mr. Garn was Regional Sales Manager with BMC. Mr. Garn holds a B.S. in Marketing from University of Southern California.

        Doran G. Machin has served as a director since 1987. Mr. Machin was also our Secretary and Executive Vice President from 1987 through April, 1999. Prior to 1987, Mr. Machin was employed as an independent computer consultant, worked for Hewlett-Packard and American Data Industries. Mr. Machin attended Cerritos College and California State University, Fullerton.

        Jerry Murdock, Jr. has served as a member of our board since April 1999. Since 1995, Mr. Murdock has been employed by InSight Capital Partners, an investment firm which he co-founded in that year. From 1987 to 1995, Mr. Murdock was President of Aspen Technology Group, a consulting firm which he founded in 1987. Mr. Murdock has a degree in Political Science from San Diego State University. Mr. Murdock is a member of the boards of directors of several private technology companies.

ITEM 11. EXECUTIVE COMPENSATION

        Information required by this item will be included in the Company's proxy statement, to be delivered to shareholders in connection with the Company's annual meeting of shareholders to be held on May 16, 2000. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information required by this item will be included in the Company's proxy statement, to be delivered to shareholders in connection with the Company's annual meeting of shareholders to be held in May 16, 2000. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required by this item will be included in the Company's proxy statement, to be delivered to shareholders in connection with the Company's annual meeting of shareholders to be held in May 16, 2000. Such information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

        The following consolidated financial statements, and related notes thereto, of the Company and the Report of Independent Auditors are filed as part of this Form 10-K.

                                                                                                      PAGE
                                                                                                      ----
  Independent Auditors' Report ..................................................................      F-1
  Consolidated Balance Sheets as of December 31, 1998 and 1999 ..................................      F-2
  Consolidated Statements of Income for the Years Ended December 31, 1997, 1998 and 1999 ........      F-3
  Consolidated Statements of Shareholders' Equity for the Years Ended
     December 31, 1997, 1998 and 1999 ...........................................................      F-4
  Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1998 and 1999 ....      F-5
  Notes to Consolidated Financial Statements ....................................................      F-6

    2. FINANCIAL STATEMENT SCHEDULES

        The financial statement schedules required by Regulation S-X are listed in Item 14(d) of this Annual Report on Form 10-K.

    3. EXHIBITS

        The Exhibits filed as part of this Annual Report are listed in Item 14(c) of this Annual Report on Form 10-K.

(b) REPORTS ON FORM 8-K

        The Company filed a report on Form 8-K on November 18, 1999 as amended on December 29, 1999 with respect to the Company's acquisition of MBR Technologies, Inc.

        The Company filed a report on Form 8-K on November 24, 1999 with respect to the Company's acquisition of Foglight Software, Inc.

(c) EXHIBITS

        The following exhibits are filed as part of , or are incorporated by reference in, this Report.

     EXHIBIT
     NUMBER                        EXHIBIT TITLE
     ------                        -------------
     3.1 **       Second Amended and Restated Articles of Incorporation.

     3.2 *****    Second Amended and Restated Bylaws, as amended.

     4.1 **       Form of Registrant's Specimen Common Stock Certificate.

    10.1 **++     Registrant's 1998 Stock Option/Stock Issuance Plan.

    10.2 **++     Registrant's 1999 Stock Incentive Plan.

    10.3 **++     Registrant's 1999 Employee Stock Purchase Plan.

    10.4 **       Form of Directors' and Officers' Indemnification Agreement.

    10.5 ** Securities Purchase Agreement, dated as of April 21, 1999, by and among Quest Software, Inc. and InSight Capital Partners
                  II, L.P., InSight Capital Partners (Cayman) II, L.P., UBS
                  Capital LLC, and WI Software Investors LLC.

    10.6** Investors' Rights Agreement dated as of April 21, 1999 among Quest Software, Inc. and InSight Capital Partners II,
                  L.P., InSight Capital Partners (Cayman) II, L.P., UBS Capital
                  LLC, and WI Software Investors LLC.

    10.7+**       Agreement, dated February 19, 1999, between Quest
                  Software, Inc. and INSO Chicago Corporation, dba INSO
                  Corporation.

    10.8+**       OEM Agreement, dated March 3, 1998, by and between Quest Software, Inc. and Artifex Software Inc.

    10.9 **       Office Space Lease dated as of June 17, 1999 between The Irvine Company and Quest
                  Software, Inc.

    10.10*****    Office Lease between The Northwestern Mutual Life
                  Insurance Company (Landlord) and Quest Software, Inc. (Tenant)
                  dated as of September 30, 1999.

    10.11+*****   Inxight/Resolute Software: Software Distribution and License Agreement -- Inxight
                  Technology dated September 30, 1998 between Resolute Software, Inc. and Inxight Software,
                  Inc.

    10.12*** Agreement and Plan of Merger dated as of November 2, 1999, as amended, by and among Quest, Quest Merger Corporation, MBR
                  Technologies, Inc., and certain shareholders of MBR
                  Technologies, Inc.

    10.13****     Agreement and Plan of Merger dated as of November 10,
                  1999, by and among Quest, Quest Acquisition Corporation II,
                  Inc., and Foglight Software, Inc.

    23.1          Consent of Deloitte & Touche LLP.

    27.1          Financial Data Schedule (In electronic format only).

----------

** Incorporated by reference herein to the Company's Registration Statement on Form S-1 and all amendments thereto (File No. 333-80543).

*** Incorporated by reference herein to the Form 8-K and all amendments thereto filed with the Securities and Exchange Commission on December 29, 1999.

**** Incorporated by reference herein to the Form 8-K and all amendments thereto filed with the Securities and Exchange Commission on January 21, 2000.

***** Incorporated by reference herein to the Company's Registration Statement on Form S-1 and all amendments thereto (File No. 333-30816).

+ Confidential treatment requested and received as to certain portions of this agreement.

++     Indicates a management contract or compensatory arrangement.

(d) FINANCIAL STATEMENT SCHEDULE

                 SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNT

                                       BALANCE AT   CHARGES,                  BALANCE AT
                                       BEGINNING    COSTS AND                   END OF
           DESCRIPTION                 OF PERIOD    EXPENSES    DEDUCTIONS      PERIOD
----------------------------------      -------      -------      -------       -------
Year ended
December 31, 1997:
  Allowance for doubtful
    accounts and sales returns ...      $   546      $   584      $  (347)      $   783


Year ended December 31, 1998:
  Allowance for doubtful
    accounts and sales returns ...      $   783      $ 1,116      $  (847)      $ 1,052


Year ended December 31, 1999:
  Allowance for doubtful
    accounts and sales returns ...      $ 1,052      $ 5,451      $(3,264)      $ 3,239

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not required under the related instructions or are inapplicable, or because the information has been provided in the Consolidated Financial Statements or Notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Shareholders and Board of Directors
Quest Software, Inc.

        We have audited the accompanying consolidated balance sheets of Quest Software, Inc. and subsidiaries (the Company) as of December 31, 1998 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Quest Software, Inc. and its subsidiaries at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
February 1, 2000 (except for
Note 12 as to which the date
is March 9, 2000)

                              QUEST SOFTWARE, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                            DECEMBER 31,
                                                                       -----------------------
                                                                         1998           1999
                                                                       --------       --------
ASSETS

Current assets:
  Cash and cash equivalents .....................................      $  8,981       $ 39,643
  Short-term marketable securities, available for sale ..........            --         11,000
  Accounts receivable, net of allowance for doubtful
     accounts and sales returns of $1,052 (1998) and $3,239
     (1999) .....................................................         7,443         18,771
  Prepaid expenses and other current assets .....................           720          3,244
  Deferred income taxes .........................................           198          2,089
                                                                       --------       --------
       Total current assets .....................................        17,342         74,747
Property and equipment, net .....................................         1,388          7,179
Long-term marketable securities, available for sale .............            --          4,484
Purchased technology and software licenses, net .................           527            441
Goodwill, net ...................................................            --         11,452
Deferred income taxes ...........................................           267            415
Other assets ....................................................           121            431
                                                                       --------       --------
                                                                       $ 19,645       $ 99,149
                                                                       ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..............................................      $  1,468       $  3,436
  Accrued compensation ..........................................         1,937          4,966
  Other accrued expenses ........................................         2,243          7,062
  Income taxes payable ..........................................            --          2,030
  Deferred support revenue ......................................         7,298         13,932
  Deferred license revenue ......................................         1,625          4,651
                                                                       --------       --------
       Total current liabilities ................................        14,571         36,077
Long-term liabilities ...........................................            --            403

Commitments and contingencies (Note 9)

Shareholders' equity:
  Preferred stock, no par value, 5,000 shares authorized; no
     shares issued or outstanding ...............................            --             --
  Common stock, no par value, 75,000 shares authorized;
     44,538 and 38,905 shares issued and outstanding at
     December 31, 1998 and 1999 .................................         4,241         94,010
Retained earnings ...............................................         3,991          1,864
Accumulated other comprehensive income (loss) ...................            --            (26)
Notes receivable from sale of common stock ......................        (3,158)        (3,115)
Capital distribution in excess of basis in common stock .........            --        (30,064)
                                                                       --------       --------
       Total shareholders' equity ...............................         5,074         62,669
                                                                       --------       --------
                                                                       $ 19,645       $ 99,149
                                                                       ========       ========

See accompanying notes to consolidated financial statements.

                              QUEST SOFTWARE, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                -------------------------------------
                                                                                 1997           1998          1999
                                                                                --------       --------      --------
                                                                               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                 Revenues:
                   Licenses ..............................................      $ 12,158       $ 24,901      $ 54,269
                   Services ..............................................         6,157          9,889        16,599
                                                                                --------       --------      --------
                        Total revenues ...................................        18,315         34,790        70,868

                 Cost of revenues:
                   Licenses ..............................................         1,307          3,433         2,998
                   Services ..............................................         1,972          2,507         4,195
                                                                                --------       --------      --------
                        Total cost of revenues ...........................         3,279          5,940         7,193
                                                                                --------       --------      --------
                 Gross profit ............................................        15,036         28,850        63,675

                 Operating expenses:
                   Sales and marketing ...................................         5,845         11,836        32,078
                   Research and development ..............................         4,293          8,047        15,980
                   General and administrative ............................         3,450          5,278         9,906
                   Other compensation costs and goodwill amortization ....            --             --         1,243
                                                                                --------       --------      --------
                        Total operating expenses .........................        13,588         25,161        59,207
                                                                                --------       --------      --------
                 Income from operations ..................................         1,448          3,689         4,468
                 Other (expense) income, net .............................          (137)           336         1,202
                                                                                --------       --------      --------
                 Income before income tax provision ......................         1,311          4,025         5,670
                 Income tax provision ....................................         1,022          1,679         2,273
                                                                                --------       --------      --------
                 Net income ..............................................      $    289       $  2,346         3,397
                                                                                ========      ========
                 Preferred stock dividends ...............................                                        590
                                                                                                             --------
                 Net income applicable to common shareholders ............                                   $  2,807
                                                                                                             ========
                 Basic and diluted net income per share ..................      $   0.01       $   0.05      $   0.07
                 Pro forma basic net income per share (Note 12) ..........      $     --       $   0.03      $   0.04
                 Pro forma diluted net income per share (Note 12) ........      $     --       $   0.03      $   0.03

                 Weighted average shares outstanding:
                   Basic .................................................        40,373         44,261        37,677
                   Diluted ...............................................        40,617         44,459        41,800
                   Pro forma basic (Note 12) .............................        80,746         88,522        75,354
                   Pro forma diluted (Note 12) ...........................        81,234         88,918        83,600

See accompanying notes to consolidated financial statements.

                              QUEST SOFTWARE, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                         CAPITAL
                                                                                                       DISTRIBUTION
                                                                           ACCUMULATED     NOTES       IN EXCESS OF
                                            COMMON STOCK                     OTHER       RECEIVABLE      BASIS IN       TOTAL
                                     -----------------------  RETAINED    COMPREHENSIVE     FROM          COMMON     SHAREHOLDERS'
                                      SHARES         AMOUNT   EARNINGS    INCOME (LOSS)  SHAREHOLDERS      STOCK        EQUITY
                                     --------       --------  --------      --------       --------       --------     --------
BALANCE, January 1, 1997 .......       39,000       $    812  $  1,617      $     --       $     --       $     --     $  2,429
Issuance of common stock .......          597            413        --            --             --             --          413
Note receivable from
  shareholder for purchase of
  common stock .................        3,900          2,200        --            --         (2,200)            --           --
Accrued interest receivable
  from shareholder .............           --             --        --            --            (34)            --          (34)
Net income .....................           --             --       289            --             --             --          289
Distributions paid .............           --             --      (261)           --             --             --         (261)
                                     --------       --------  --------      --------       --------       --------     --------
BALANCE, December 31, 1997 .....       43,497          3,425     1,645            --         (2,234)            --        2,836
Issuance of common stock .......           66             66        --            --             --             --           66
Note receivable from
  shareholder for purchase of
  common stock .................          975            750        --            --           (750)            --           --
Accrued interest receivable
  from shareholders ............           --             --        --            --           (174)            --         (174)
Net income .....................           --             --     2,346            --             --             --        2,346
                                     --------       --------  --------      --------       --------       --------     --------
BALANCE, December 31, 1998 .....       44,538          4,241     3,991            --         (3,158)            --        5,074
                                     --------       --------  --------      --------       --------       --------     --------
Exercise of stock options,
  including tax benefit ........           34            201        --            --             --             --          201
Payment on notes receivable
  from shareholders for
  purchase of common stock .....           --             --        --            --            230             --          230
Accrued interest receivable
  from shareholders ............           --             --        --            --           (187)            --         (187)
Repurchase of common stock .....      (14,820)            (2)   (4,934)           --             --        (30,064)     (35,000)
Conversion of Series A
  Redeemable Preferred Stock
  to common stock ..............        4,000         15,000        --            --             --             --       15,000
Issuance of common stock in
  the initial public
  offering, net ................        5,060         64,856        --            --             --             --       64,856
Compensation expense
  associated with stock
  option grants ................           --            432        --            --             --             --          432
Common stock issued for an
  acquisition, net (Note 2) ....           93          9,282        --            --             --             --        9,282
Dividends on Series B
  Redeemable Preferred
  Stock ........................           --             --      (590)           --             --             --         (590)
Unrealized loss on
  available-for-sale
  securities ...................           --             --        --           (26)            --             --          (26)
Net income .....................           --             --     3,397            --             --             --        3,397
                                                                                                                       --------
Comprehensive income ...........           --             --        --            --             --             --        3,371
                                     --------       --------  --------      --------       --------       --------     --------
BALANCE, December 31, 1999 .....       38,905       $ 94,010  $  1,864      $    (26)      $ (3,115)      $(30,064)    $ 62,669
                                     ========       ========  ========      ========       ========       ========     ========

See accompanying notes to consolidated financial statements.

                              QUEST SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                       --------------------------------------
                                                                                         1997          1998           1999
                                                                                       --------       --------       --------
Cash flows from operating activities:

  Net income ....................................................................      $    289       $  2,346       $  3,397
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization .............................................           964          1,893          2,107
      Compensation expense associated with stock option
       grants ...................................................................            --             --            432
      Loss from disposal of property and equipment ..............................            52             --             --
      Accrued interest receivable from shareholders .............................           (34)          (174)          (187)
      Deferred income taxes .....................................................           178           (643)        (1,667)
      Changes in assets and liabilities, net of effects of
       acquisitions:
         Accounts receivable ....................................................          (683)        (2,628)       (11,441)
         Income taxes receivable ................................................          (122)           122             --
         Prepaid expenses and other current assets ..............................           282           (620)        (2,527)
         Other assets ...........................................................            38              5           (288)
         Accounts payable .......................................................           113            941          1,974
         Bank overdraft .........................................................          (393)            --             --
         Accrued compensation ...................................................           108          1,162          2,544
         Other accrued expenses .................................................           881          1,141          5,366
         Income taxes payable ...................................................            --             --          2,218
         Deferred revenue .......................................................         1,960          4,636          9,449
                                                                                       --------       --------       --------
         Net cash provided by operating activities ..............................         3,633          8,181         11,377
Cash flows from investing activities:
  Purchases of property and equipment ...........................................          (536)        (1,231)        (7,143)
  Purchases of software licenses ................................................          (831)           (57)          (350)
  Cash received (paid) for acquisitions, net of cash
    acquired ....................................................................           100             --         (1,094)
  Purchases of marketable securities ............................................            --             --        (15,510)
  Sales and maturities of marketable securities .................................            --             --             --
                                                                                       --------       --------       --------
         Net cash used in investing activities ..................................        (1,267)        (1,288)       (24,097)
Cash flows from financing activities:
  Distributions to shareholders .................................................          (261)            --             --
  Proceeds from note payable ....................................................            --             --         10,000
  Repayment of notes payable ....................................................            --             --        (10,918)
  Repayment of capital lease obligations ........................................            --             --            (36)
  Proceeds from issuance of preferred stock .....................................            --             --         25,000
  Redemption of Series B Redeemable Preferred Stock .............................            --             --        (10,000)
  Repurchase of common stock ....................................................            --             --        (35,000)
  Net proceeds from the sale of common stock ....................................            --             --         64,856
  Proceeds from the exercise of stock options ...................................            --             --             33
  Repayment of note payable to related party ....................................            (9)            (8)            (8)
  Payment on notes receivable from shareholders for purchase of common stock ....            --             --            230
  Cash dividends paid on Series B Redeemable Preferred Stock ....................            --             --           (590)
                                                                                       --------       --------       --------
         Net cash (used in) provided by financing activities ....................          (270)            (8)        43,567
Effect of exchange rate changes on cash and cash equivalents ....................            --             --           (185)
                                                                                       --------       --------       --------
Net increase in cash and cash equivalents .......................................      $  2,096       $  6,885       $ 30,662
Cash and cash equivalents, beginning of period ..................................            --          2,096          8,981
                                                                                       --------       --------       --------
Cash and cash equivalents, end of period ........................................      $  2,096       $  8,981       $ 39,643
                                                                                       ========       ========       ========
Supplemental disclosures of consolidated cash flow information:
  Cash paid during the year for:
    Interest ....................................................................      $      8       $      5       $    240
                                                                                       ========       ========       ========
    Income taxes ................................................................      $    938       $  2,054       $  1,874
                                                                                       ========       ========       ========
Supplemental schedule of noncash investing and financing activities:
  Note receivable from shareholders for purchase of common stock ................      $  2,200       $    750
                                                                                       ========       ========
  Conversion of Series A Preferred Stock to Common Stock ........................                                    $ 15,000
                                                                                                                     ========
  Tax benefit related to stock option exercises .................................                                    $    168
                                                                                                                     ========
  Unrealized loss on available-for-sale securities ..............................                                    $     26
                                                                                                                     ========

See Note 2 for details of assets acquired and liabilities assumed in purchase transactions.

See accompanying notes to consolidated financial statements.

                              QUEST SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

        Nature of Operations -- Quest Software, Inc., a California corporation, (the Parent) and its subsidiaries (collectively the Company) provide application and information availability software solutions that enhance the performance and reliability of an organization's e-business, packaged and custom applications, and enable the delivery of information across the entire enterprise. The Company also provides consulting, training, and support services to its customers. The accompanying consolidated financial statements include the accounts of the Parent and its wholly owned subsidiaries in Australia, the United Kingdom, Germany, Israel, and Ireland. All significant intercompany transactions and balances have been eliminated in consolidation.

        Stock Split -- On June 23, 1998, the Company's Board of Directors approved and effected a 1,300-for-1 stock split of the Company's common stock, and on March 10, 1999, the Company's Board of Directors approved and effected a 2-for-1 stock split. On June 4, 1999, in connection with the public offering of the Company's common stock, the Company's Board of Directors approved and effected a 3-for-2 stock split of the Company's common stock. All share, per share and conversion amounts relating to common stock, preferred stock, and stock options included in the accompanying consolidated financial statements and footnotes have been restated to reflect the stock splits and for all periods presented.

        Foreign Currency Translation -- In accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation, the United States dollar is considered to be the functional currency for the Company's foreign subsidiaries, as such subsidiaries act as sales offices for the Parent. Therefore, gains or losses from translation adjustments are included in other income in the Company's consolidated statements of operations. Translation adjustments were not material for the years ended December 31, 1997, 1998 and 1999. However, due to the increase in international operations, the Company's results of operations could be impacted in the future.

        Fair Value of Financial Instruments -- The Company's consolidated balance sheets include the following financial instruments: cash, accounts receivable, notes receivable, accounts payable, and accrued liabilities. The Company considers the carrying value of cash, accounts receivable, accounts payable, and accrued liabilities in the consolidated financial statements to approximate fair value for these financial instruments because of the relatively short period of time between origination of the instruments and their expected realization. Based on borrowing rates currently available, the fair value of the notes receivable from the sale of common stock at December 31, 1999, was approximately $3,669.

        Cash and Cash Equivalents -- Cash equivalents include short-term, highly liquid investments with original maturities of three months or less. Interest income, included in other income (expense) in the accompanying consolidated statements of operations, was, $72, $372, and $1,514 for the years ended December 31, 1997, 1998 and 1999, respectively.

        Accounts Receivable -- The Company sells and/or licenses its products and services to various companies across several industries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and sales returns.

        Investments -- The Company has classified all debt securities with original maturities of greater than three months as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity net of applicable income taxes. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. The Company has classified available-for-sale securities as current or long-term based primarily on the maturity date of the related securities.

        As of December 31, 1999, the Company had available-for-sale debt securities with a fair market value of $15,484 and a cost basis of $15,510. The unrealized loss of $26 has been recorded as a separate component of shareholders' equity, and consisted of five positions, all with unrealized losses.

        Property and Equipment -- Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives ranging from three to seven years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the term of the related lease. Repair and maintenance costs are expensed as incurred.

        Long-Lived Assets -- The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred. At December 31, 1998 and 1999, there was no impairment of long-lived assets.

        Purchased Technology and Software Licenses -- Purchased technology is recorded either at cost or, for amounts related to acquisitions, at appraised value and amortized using the straight-line method over estimated useful lives of three years to five years. Accumulated amortization was $1,483, $1,638 and $1,777 at December 31, 1997, 1998, and 1999, respectively. Software licenses are recorded at cost and are amortized over the shorter of the estimated useful lives of the related products or the term of the license. Accumulated amortization was $644, $871 and $1,027 at December 31, 1997, 1998 and 1999,
respectively. The net carrying amount of purchased technology and software licenses was considered recoverable at December 31, 1998 and 1999, based on the undiscounted future cash flows expected to be realized from continued sales of the related software products.

        Other Assets -- Other assets include amounts receivable related to a settlement agreement the Company entered into with a former employee. Under the terms of the settlement agreement, the Company received a lump-sum payment totaling $220 in January 1997, and a promissory note providing for 40 monthly payments of $4 each commencing March 1, 1997. Approximately $63 and $25 of the settlement receivable is recorded in other current assets in the accompanying consolidated financial statements at December 31, 1998 and 1999, respectively.

        Goodwill -- Goodwill arising from acquisitions (Note 2) is amortized on a straight-line basis over five years. The Company will annually evaluate the carrying value of goodwill for impairment of value based on undiscounted future cash flows.

        Capital Distribution in Excess of Basis in Common Stock -- In connection with the repurchase of common stock in April 1999 from a major shareholder (Note
4) the excess of the repurchase price over the original cost of the shares has been recorded as a capital distribution in excess of the basis of the common stock in the accompanying consolidated financial statements.

        Revenue Recognition -- During October 1997, the Financial Accounting Standards Board (FASB) issued Statement of Position (SOP) 97-2, Software Revenue Recognition, which provides guidance in recognizing revenue on software transactions. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997, and supersedes SOP 91-1. The Company adopted this statement, as amended, for the year ended December 31, 1998, and such adoption did not have any impact on the Company's results of operations.

        Software Licenses, Services, and Post-Contract Customer Support -- Revenues from sales of software licenses, which generally do not contain multiple elements, are recognized upon shipment of the related product if the requirements of SOP 97-2, as amended, are met. If the requirements of SOP 97-2, including evidence of an arrangement, customer acceptance, a fixed or determinable fee, collectibility or vendor-specific objective evidence about the value of an element are not met at the date of shipment, revenue recognition is deferred until such items are known or resolved. Amounts recorded at December 31, 1998 and 1999 for deferred license revenue represent sales in which the Company has received some payments, but all of the requirements of SOP 97-2 have not been met. Revenue from service and post-contract customer support is deferred and recognized ratably over the term of the contract.

        Software Development Costs -- Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Because the Company believes that its current process for developing software is essentially completed concurrently with the establishment of technical feasibility, no software development costs have been capitalized as of December 31, 1998 and 1999.

        Advertising Expenses -- Advertising expenses were $300, $594 and $998 for the years ended December 31, 1997, 1998 and 1999, respectively.

        Income Taxes -- The Company accounts for its income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Deferred taxes on income result from temporary differences between the reporting of income for financial statements and tax reporting purposes. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

        Stock-Based Compensation -- The Company accounts for stock-based awards to employees, using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.

        Net Income Per Share -- The Company computes net income per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other common stock equivalents, including stock options, in the weighted average number of common shares outstanding for a period, if dilutive.

        For the year ended December 31, 1999, net income applicable to common shareholders was $2,807 representing net income for the year of $3,397 less Preferred Stock dividends of $590 associated with the Series B Redeemable Preferred Stock (Note 7).

        The table below sets forth the reconciliation of the denominator of the earnings per share calculation:

                                                                    YEAR ENDED DECEMBER 31,
                                                                ------------------------------
                                                                 1997        1998        1999
                                                                ------      ------      ------
Shares used in computing basic net income per share ......      40,373      44,261      37,677
Conversion of Series A Preferred Stock ...................          --          --       1,238
Dilutive effect of stock options .........................         244         198       2,885
                                                                ------      ------      ------
Shares used in computing diluted net income per share ....      40,617      44,459      41,800
                                                                ======      ======      ======

        The conversion of the Series A Preferred Stock into common stock reflects the weighted average of such shares per SFAS No. 128.

        Comprehensive Income -- For the year ended December 31, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. There was no difference between the net income and the comprehensive net income for the years ended December 31, 1997 and 1998. For the year ended December 31, 1999, the difference between net income and comprehensive net income was an unrealized loss for available-for-sale securities of $26.

        Use of Estimates -- The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Risks and Uncertainties -- The Company is subject to risks and uncertainties in the normal course of business, including customer acceptance of its products, rapid technological changes, delays in introducing and market acceptance of new products, competition, e-business developments, the impact of the Year 2000, international expansion, ability to attract and retain qualified personnel, ability to protect its intellectual property, and other matters inherent in the software industry.

NEW ACCOUNTING PRONOUNCEMENTS:

        The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. In accordance with SFAS No. 131, the Company has disclosed in Note 10 certain information about operating segments and certain information about the Company's revenue types, geographic areas to which the Company sells its products, and major customers.

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

2. ACQUISITIONS

        On April 12, 1996, through a majority-owned subsidiary in the United Kingdom, the Company acquired certain net assets of System Software International Limited (SSI). The acquisition was accounted for under the purchase method of accounting, and the purchase price of approximately $119 was allocated to net assets of $30 and goodwill of $89. At December 31, 1996, expected future undiscounted cash flows from SSI did not support the recoverability of the goodwill resulting in the write-off of the remaining unamortized balance. In March 1997, the Company elected to discontinue funding the subsidiary, and in July 1997 commenced liquidation proceedings. During the year ended December 31, 1999, the liquidation was completed without a material loss to the Company.

        On May 1, 1997, the Company entered into an agreement to acquire the net assets of Common Sense Computing Pty. Ltd. (CSC) for 663 shares of the Company's common stock. At the closing date, 597 shares valued at $413 were issued to the seller, with the remaining 66 shares to be issued in June 1998, provided that the seller performed certain obligations under the indemnification provisions in the agreement. The acquisition was accounted for under the purchase method of accounting and the purchase price was allocated $320 to technology rights based upon the estimated fair value at the date of acquisition, $53 to property, plant and equipment, $100 to cash, and $60 to liabilities assumed. CSC's operating results have been included in the Company's financial statements from the date of acquisition. On June 15, 1998, the remaining 66 shares of common stock were issued resulting in an allocation of an additional $66 to technology rights, based on the fair market value of the Company's common stock at the time of issuance.

        On July 1, 1999, the Company, through its wholly owned subsidiaries in Israel and Ireland, acquired certain assets of Neptune Software Ltd. for a cash payment of $484. The acquisition was accounted for under the purchase method of accounting and the purchase price was allocated to net assets of $474 and goodwill of $10.

        On December 17, 1999, the Company, through its wholly owned subsidiary, acquired all of the outstanding common stock and stock options of MBR Technologies, Inc. (MBR) in exchange for 93 shares of the Company's common stock valued at $9,324, a cash payment of $1,314, and the assumption of net liabilities of $340, including a note payable to Quest of $507. The acquisition was accounted for as a purchase and the purchase price of $10,750, which included $112 of direct acquisition costs, was allocated as follows:

        Current assets...........................................    $     308
        Deferred taxes...........................................          339
        Fixed assets.............................................          123
        Goodwill.................................................       11,534
        Liabilities assumed......................................       (1,110)
        Acquisition liabilities..................................         (444)
                                                                     ---------
             Total purchase price................................    $  10,750
                                                                     =========

        The acquisition liabilities consist of $36 related to the buyout of an operating lease and $408 related to the cost of an abandoned lease on MBR's facility reduced by the monthly lease costs up to the date of abandonment. MBR's operating results have been included in the Company's financial statements from the date of acquisition. Goodwill will be amortized on a straight-line basis over five years.

        The following unaudited pro forma condensed consolidated results of operations assumes that the MBR acquisition had occurred on the first day of the Company's fiscal year ended December 31, 1998. The pro forma condensed consolidated results of operations, presented for information purposes only, is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of the combined enterprise.

                                   YEARS ENDED
                                   DECEMBER 31,
                              -----------------------
                                1998           1999
                              --------       --------
Net revenues ...........      $ 35,058       $ 71,438
Net loss ...............      $   (512)      $    (72)
Net loss per share:
  Basic and diluted ....      $  (0.01)      $  (0.00)

        In connection with the employment of certain of the MBR shareholders by Quest, bonus payments of up to $6,000 could be earned over a two-year period ending in 2002 if certain sales of MBR products, based on a formula, exceed $4,000 and $8,000. Such bonus payments, if any, will be recorded as compensation expense when and if such bonuses are earned.

        On January 7, 2000, the Company, through its wholly owned subsidiary, acquired all of the outstanding common stock of Foglight Software, Inc. in exchange for 1,188 shares of the Company's common stock valued at $104,168, cash payments estimated to be $437, the assumption of unvested Foglight stock options valued at $2,200 and the assumption of net liabilities estimated to be $4.1 million. The acquisition will be accounted for as a purchase and the purchase price, including $193 of direct acquisition costs will be allocated primarily to goodwill and intangible assets which will be amortized over two to five years. Quest also had notes receivable from Foglight of $1,308 at December 31, 1999.

        On February 1, 2000, the Company, through a wholly owned subsidiary, acquired all of the outstanding common stock of QMaster Software Solutions (QMaster) for a cash payment of $15,000 including an estimated $75 in direct acquisition costs. The acquisition was accounted for as a purchase and the purchase price is expected to be allocated primarily to goodwill and other intangible assets.

3. PROPERTY AND EQUIPMENT

        Net property and equipment consist of the following at December 31:

                                                          1998          1999
                                                         -------       -------
Furniture and fixtures ............................      $   596       $ 2,262
Machinery and equipment ...........................          270           758
Computer equipment ................................        1,711         5,311
Computer software .................................          315           692
Leasehold improvements ............................          109           407
                                                         -------       -------
                                                           3,001         9,430
Less accumulated depreciation and amortization ....       (1,613)       (2,251)
                                                         -------       -------
Property and equipment, net .......................      $ 1,388       $ 7,179
                                                         =======       =======

4. RELATED-PARTY TRANSACTIONS

        In 1994, the Company borrowed $32 from a shareholder for the purchase of certain fixed assets. The note payable bears interest at 8.5% per annum, payable monthly, and requires monthly principal and interest payments of $1 through December 31, 1999. Approximately $8 was included in other accrued expenses in the accompanying consolidated financial statements representing the remaining outstanding note payable balance at December 31, 1998. The remaining note payable balance was repaid during 1999.

        During 1997, the Company received a note receivable from an officer of the Company for the purchase of 3,900 shares of the Company's common stock at $0.56 per share. The note receivable plus accrued interest is due April 2002 and bears interest at 6.2%. The note receivable and accrued interest is secured by the common stock.

        During 1998, the Company received a note receivable from another officer of the Company for the purchase of 975 shares of the Company's common stock at $0.77 per share. The note receivable plus accrued interest is due April 2003 and bears interest at 5.7%. Up to 25% of the unpaid principal and accrued interest may be repaid in each year during the four-year term of the note. The Company has the option to repurchase any shares at the original issuance price associated with the unpaid principal balance if the officer ceases to be employed by the Company. All of the outstanding unpaid principal and interest may be prepaid at any time when the current Chief Executive Officer of the Company ceases to be employed or immediately prior to a sale of substantially all of the assets of the Company or a merger in which the Company is not the surviving entity. The note receivable and accrued interest is secured by the common stock.

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

5. TERM NOTE

        In connection with the repurchase of common stock from a shareholder in April 1999 (Note 4), the Company borrowed $10,000 under a term note with a bank. The borrowings under the term note were secured by substantially all assets of the Company, bore interest, at the Company's option, at either the bank's prime rate or at the LIBOR rate plus a maximum of 2.75% per annum, required monthly interest payments commencing June 1, 1999, and the principal was payable in 24 monthly installments of $417 commencing June 1, 2000. All unpaid principal and interest was due on May 1, 2002. The loan contained covenants relating to certain financial statement amounts related to tangible net worth, cash flow from operations, and a debt to cash flow from operations and quick ratios. The Company repaid the note after its initial public offering in August, 1999.

6. INCOME TAXES

        The provision for income taxes consists of the following for the years ended December 31:

                                                 1997         1998          1999
                                               -------       -------       -------
Current:
  Federal ...............................      $ 1,359       $ 1,819       $ 2,763
  State .................................          102           425           402
  Foreign ...............................           --            78           808
                                               -------       -------       -------
                                                 1,461         2,322         3,973
Deferred:
  Federal ...............................         (360)         (568)       (1,391)
  State .................................          (79)          (75)         (309)
  Foreign ...............................          (85)         (165)         (122)
                                               -------       -------       -------
                                                  (524)         (808)       (1,822)
Change in valuation allowance ...........           85           165           122
                                               -------       -------       -------
          Total income tax provision ....      $ 1,022       $ 1,679       $ 2,273
                                               =======       =======       =======

     The reconciliation of income tax expense computed at U.S. federal statutory rates to income tax expense for the years ended December 31, 1997, 1998 and 1999, is as follows:

                                                          1997        1998        1999
                                                          ----        ----        ----
Tax at U.S. federal statutory rates ................      35.0%       35.0%       35.0%
State taxes ........................................       2.0         5.7         1.1
Recording of deferred income tax liabilities in
  connection with the conversion to a C
  corporation ......................................      45.2          --          --
Foreign taxes ......................................       6.2         6.0         8.3
Research and development credits ...................      (10.4)      (4.6)       (4.7)
Other ..............................................        --        (0.4)        0.4
                                                          ----        ----        ----
                                                          78.0%       41.7%       40.1%
                                                          ====        ====        ====

        Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes as of December 31, 1998 and 1999, are as follows:

                                                            1998          1999
                                                           -------       -------
Deferred tax assets:
  Accounts receivable and sales returns reserves ....      $   313       $   871
  Accrued liabilities ...............................          165           892
  Foreign net operating loss carryforwards ..........          250           127
  U.S. net operating loss carryforwards .............           --           339
  Intangible assets .................................          264           453
  Stock compensation ................................           --           184
  Other .............................................           56            --
                                                           -------       -------
Total gross deferred assets .........................        1,048         2,866
Deferred tax liabilities:
  Cash to accrual adjustment ........................         (301)         (150)
  State taxes .......................................          (32)          (47)
  Fixed assets ......................................           --           (38)
                                                           -------       -------
Total gross deferred liabilities ....................         (333)         (235)
Valuation allowance .................................         (250)         (127)
                                                           -------       -------
Net deferred income taxes ...........................      $   465       $ 2,504
                                                           =======       =======
Less current portion ................................         (198)       (2,089)
                                                           -------       -------
                                                           $   267       $   415
                                                           =======       =======

        The Company has U.S. net operating loss carryforwards of $889 that are subject to limitation by Internal Revenue Code Section 382 and begin to expire in 2018. The Company has foreign net operating loss carryforwards of $425 that can be carried forward indefinitely.

        Effective January 1, 1997, the Company converted to a C corporation and became subject to regular federal and state income taxes on an ongoing basis. As a result, the Company recorded $617 of net deferred income tax liabilities on January 1, 1997.

        Total cash distributions charged against retained earnings include payments of $261 in 1997, made to the Company's shareholders.

7. SHAREHOLDERS' EQUITY

        In April 1999, the Company issued 2,667 shares of Series A Preferred Stock (Series A) for $15,000 and 1,778 shares of Series B Redeemable Preferred stock (Series B) for $10,000.

        Series A shares were convertible at the holder's option into shares of common stock, based on the conversion ratio defined in the agreement. The conversion ratio could be adjusted, from time to time, in the event of certain diluting events, as defined. Conversion was automatic in the event of a public offering of the Company's common stock, that met certain specified criteria initially at a rate of 1.5 shares of common stock for each share of preferred stock. Additionally, the holders of not less than a majority of the Series A shares had the right to redeem the Series A shares for cash in two equal installments due on April 30, 2006 and 2007, respectively. The redemption price would be determined on each date by the then applicable liquidation preference. Upon the election of not less than a majority of the Series A holders to redeem the Series A shares, all Series A shares would be redeemed. Dividends on Series A were cumulative on a "when and as if declared" basis at a rate of 8% per share per annum. Series A shareholders had the right to elect one director and have veto rights over certain management decisions. In the event of liquidation, dissolution or winding up of the Company, each Series A shareholder had a liquidation preference equal to $5.625 per share, plus an amount equal to all accrued but unpaid dividends, with respect to such shares plus an amount equal to a prorated dividend from the last dividend payment date to the date fixed for liquidation, dissolution, or winding up. In connection with the Company's initial public offering in August 1999, all outstanding shares of Series A Preferred Stock were converted into 4,000 shares of common stock.

        Series B shares were convertible into shares of Series A shares one year after the issuance of the Series B shares at the holder's option based on the ratio defined in the agreement. If the Series A shares were not converted into common stock, Series B shares were convertible into shares of Series A preferred stock at the Company's option prior to the one year anniversary of the date of issuance of the Series B shares. The conversion ratio could be adjusted, from time to time, in the event of certain diluting events, as defined. Dividends on Series B were cumulative and could be declared at the discretion of the Board of Directors. The dividend rate was 18% per share per annum. Series B shareholders did not have voting rights with the exception of the redemption provisions discussed below. In the event of liquidation, dissolution or winding up of the Company, each Series B shareholder had a liquidation preference equal to $5.625 per share, plus an amount equal to all accrued but unpaid dividends, with respect to such shares plus an amount equal to a prorated dividend from the last dividend payment date to the date fixed for liquidation, dissolution, or winding up. Additionally, the holders of the Series B shares and the Company had the right to redeem the Series B shares for cash at any time one year following the issuance of the Series B shares, or, if earlier, upon consummation of an initial public offering. The redemption price was determined on the redemption date by the then applicable liquidation preference. In connection with the Company's initial public offering in August 1999, the Series B shares were redeemed for $10,000 plus dividends of $590.

8. STOCK OPTION PLANS

        In connection with a prior acquisition, the Company entered into an employment agreement with the president of the acquired company under which options to purchase up to 2.5% of the Company's outstanding common stock at $0.77 per share were granted. The agreement provided for issuance of additional common shares to the individual in the event the Company issued common shares to employees, subject to limitations as defined in the agreement. In connection with the issuance of 975 shares of common stock to this individual in 1998 (Note
4), the option was cancelled.

        In May 1998, the Company adopted the 1998 Stock Option/Stock Issuance Plan (the Plan). Under the terms of the Plan, options to purchase 7,500 shares of the Company's common stock were reserved for issuance to employees, directors, and consultants.

1999 STOCK INCENTIVE PLAN

        The 1999 Stock Incentive Plan is intended to serve as the successor equity incentive program to the 1998 Stock Option/Stock Issuance Plan. The 1999 Stock Incentive Plan was adopted by the Board and subsequently approved by the shareholders on June 9, 1999. The 1999 Stock Incentive Plan became effective upon its adoption by the Board. On the date of the Company's initial public offering, all outstanding options under the 1998 plan were incorporated into the 1999 Stock Incentive Plan, and no further option grants will thereafter be made under the 1998 plan. The incorporated options will continue to be governed by their existing terms, unless the plan administrator elects to extend one or more features of the 1999 Incentive Plan to those options. Except as otherwise noted below, the incorporated options have substantially the same terms as will be in effect for grants made under the Discretionary Option Grant Program of the 1999 Stock Incentive Plan.

        Share Reserve -- At December 31, 1999, 7,478 shares of common stock have been authorized for issuance under the 1999 Stock Incentive Plan of which 2,210 shares are available for issuance. The share reserve consists of the number of shares that remain available for issuance under the 1998 plan and shares of common stock subject to outstanding options thereunder. No participant in the 1999 Stock Incentive Plan may be granted stock options, separately exercisable stock appreciation rights and direct stock issuances for more than 500 shares of common stock in total per calendar year.

        Programs -- The 1999 Stock Incentive Plan is divided into five separate programs:

    - The discretionary option grant program under which eligible individuals may be granted options to purchase shares of common stock at an exercise price determined by the plan administrator;

    - The stock issuance program under which individuals may be issued shares of common stock directly, through the purchase of such shares at a price determined by the plan administrator or as a bonus tied to the performance of services;

    - The salary investment option grant program which may, at the plan administrator's discretion, be activated for one or more calendar years and, if so activated, will allow executive officers and other highly compensated employees the opportunity to apply a portion of their base salary to the acquisition of special below-market stock option grants;

    - The automatic option grant program under which option grants will automatically be made at periodic intervals to eligible non-employee Board members to purchase shares of common stock at an exercise price equal to 100% of the fair market value of those shares on the grant date; and

    - The director fee option grant program which may, in the plan administrator's discretion, be activated for one or more calendar years and, if so activated, will allow non-employee Board members the opportunity to apply a portion of the annual retainer fee otherwise payable to them in cash each year to the acquisition of special below-market option grants.

        Administration -- The discretionary option grant program and the stock issuance program will be administered by the compensation committee of the Board of Directors.

        Plan Features -- The 1999 Stock Incentive Plan includes the following features:

    - The exercise price for any options granted under the plan may be paid in cash or in shares of common stock valued at fair market value on the exercise date. The option may also be exercised through a same-day sale program without any cash outlay by the optionee.

    - The compensation committee will have the authority to cancel outstanding options under the discretionary option grant program in return for the grant of new options for the same or different number of option shares with an exercise price per share based upon the fair market value of our common stock on the new grant date.

    - Stock appreciation rights may be issued under the discretionary option grant program. Such rights will provide the holders with the election to surrender their outstanding options for an appreciation distribution from the Company equal to the fair market value of the vested shares of common stock subject to the surrendered option less the exercise price payable for those shares. Payment can be made in cash or in shares of common stock.

        Change in Control -- The 1999 Stock Incentive Plan includes the following change in control provisions, which may result in the accelerated vesting of outstanding option grants and stock issuances:

    - In the event that the Company is acquired by merger or asset sale or a Board-approved sale of more than fifty percent of the then outstanding stock, each outstanding option under the discretionary option grant program which is not assumed or continued by the successor corporation will immediately become exercisable for all the option shares, and all unvested shares will immediately vest, except to the extent the Company's repurchase rights with respect to those shares are assigned to the successor corporation.

    - The plan administrator will have complete discretion to grant one or more options which will become exercisable for all the option shares in the event those options are assumed in an acquisition, but the optionee's service with the Company or the acquiring entity is subsequently terminated. The vesting of outstanding shares under the 1999 Stock Incentive Plan may be accelerated upon similar terms and conditions.

    - The plan administrator may also grant options which will immediately vest upon our acquisition by another entity, whether or not those options are assumed by the successor corporation.

    - The plan administrator may grant options and structure repurchase rights so that the shares subject to those options or repurchase rights will immediately vest in connection with a successful tender offer for more than 50% of the outstanding voting stock or a change in the majority of our board of directors through one or more contested elections. Such accelerated vesting may occur either at the time of such transaction or upon the subsequent termination of the individual's service.

        Salary Investment Option Grant Program -- In the event the compensation committee decides to put this program into effect for one or more calendar years, each of the Company's executive officers and other highly compensated employees selected for participation may elect to reduce his or her base salary for that calendar year by a specified dollar amount not less than $10 nor more than $75. Each selected individual who makes such an election will automatically be granted, on the first trading day in January of the calendar year for which that salary reduction is to be in effect, an option to purchase that number of shares of common stock determined by dividing the salary reduction amount by two-thirds of the fair market value per share of common stock on the grant date. Compensation expense will be recorded for the amount of the salary reduction. The option will be exercisable at a price per share equal to one-third of the fair market value of the option shares on the grant date. As a result, the total spread on the option shares at the time of grant will be equal to the amount of salary invested in that option. The option will vest and become exercisable in a series of twelve equal monthly installments over the calendar year for which the salary reduction is to be in effect and will be subject to full and immediate vesting upon certain changes in the ownership or control.

        Automatic Option Grant Program -- Each individual who first becomes a non-employee Board member at any time after the completion of this offering will automatically receive an option grant for 25 shares on the date such individual joins the Board, provided such individual has not been in the prior employ of the Company. In addition, on the date of each annual shareholders meeting, beginning with the 2001 annual shareholders meeting, each non-employee board member who has served as a non-employee Board member since the date of the last annual shareholders meeting will automatically be granted an option to purchase 8 shares of common stock.

        Each automatic grant will have a term of ten years, subject to earlier termination following the optionee's cessation of Board service. The initial 25-shares option will be immediately exercisable for all of the option shares; however, any unvested shares purchased under the option will be subject to repurchase by us, at the exercise price paid per share, should the optionee cease Board service prior to vesting in those shares. The shares subject to each 25 share automatic option grant will vest over a four-year period in successive equal annual installments upon the individual's completion of each year of board service over the four-year period measured from the option grant date. However, the shares subject to each such automatic grant will immediately vest in full upon certain changes in control or ownership of the Company or upon the optionee's death or disability while a Board member. Each 8 share automatic option grant will be immediately exercisable and fully vested on the option grant date.

        Director Fee Option Grant Program -- If this program is put into effect, each non-employee Board member may elect to apply all or a portion of any annual retainer fee otherwise payable in cash to the acquisition of a below-market option grant. The option grant will automatically be made on the first trading day in January in the year for which the retainer fee would otherwise be payable in cash. The option will have an exercise price per share equal to one-third of the fair market value of the option shares on the grant date, and the number of shares subject to the option will be determined by dividing the amount of the retainer fee applied to the program by two-thirds of the fair market value per share of common stock on the grant date. As a result, the option will be structured so that the fair market value of the option shares on the grant date less the aggregate exercise price payable for those shares will be equal to the portion of the retainer fee invested in that option. The option will become exercisable in a series of twelve equal monthly installments over the calendar year for which the election is to be in effect. However, the option will become immediately exercisable for all the option shares upon certain changes in the ownership or control or the death or disability of the optionee while serving as a Board member.

        Limited Stock Appreciation Rights -- Limited stock appreciation rights will automatically be included as part of each grant made under the automatic option grant, salary investment option grant and director fee option grant programs and may be granted to one or more of the Company's officers as part of their option grants under the discretionary option grant program. Options with such a limited stock appreciation right may be surrendered to the Company upon the successful completion of a hostile tender offer for more than 50% of the Company's outstanding voting stock. In return for the surrendered option, the optionee will be entitled to a cash distribution from the Company in an amount per surrendered option share based on the highest price per share of common stock paid in connection with the tender offer.

        Amendment -- The board may amend or modify the 1999 Stock Incentive Plan at any time, subject to any required shareholder approval. The 1999 Stock Incentive Plan will terminate no later than June 8, 2009.

1999 EMPLOYEE STOCK PURCHASE PLAN

        Introduction -- The 1999 Employee Stock Purchase Plan was adopted by the Board and approved by the shareholders in June 1999 and will become effective immediately upon the effective date of the Company's initial public offering. The 1999 Employee Stock Purchase Plan is designed to allow eligible employees and the employees of participating subsidiaries to purchase shares of common stock, at semi-annual intervals, through their periodic payroll deductions.

        Share Reserve -- At December 31, 1999, 600 shares of common stock were reserved for issuance. In February, 2000, 119 shares of common stock were purchased under the plan. At December 31, 1999, $1,269 was recorded in accrued liabilities that employees had deposited for purchases of common stock under the plan.

        Purchase Periods -- The plan has a series of successive purchase periods, each with a maximum duration of six months. The initial purchase period began on August 12, 1999 and ended on the last business day in January 2000. Thereafter, purchase periods run from the first business day in February to the last business day in July of each year, and from the first business day in August to the last business day in January of the following year.

        Eligible Employees -- Individuals who are scheduled to work more than 20 hours per week for more than five calendar months per year on the start date of any purchase period may join the plan on such start date.

        Payroll Deductions -- A participant may contribute up to 15% of their cash earnings, and the accumulated payroll deductions will be applied to the purchase of shares on each semi-annual purchase date. The purchase price per share will be equal to 85% the fair market value of the common stock on the start date of the purchase period or, if lower, the fair market value on the semi-annual purchase date. Semi-annual purchase dates will occur on the last business day of January and July each year. In no event, however, may any participant purchase more than .6 shares on any semi-annual purchase date.

        Change in Control -- In the event the Company is acquired by merger or asset sale, all outstanding purchase rights will automatically be exercised immediately prior to the effective date of the acquisition. The purchase price will be equal to 85% of the fair market value per share of common stock on the participant's entry date into the offering period in which such acquisition occurs or, if lower, the fair market value per share of common stock immediately prior to such acquisition.

        Termination/Amendment -- The 1999 Employee Stock Purchase Plan will terminate on the last business day of July 2009. The Board may at any time alter, suspend or discontinue the plan. However, certain amendments to the plan may require shareholder approval.

        As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has chosen to continue to account for its stock-based compensation plans under APB Opinion No. 25 and provide the expanded disclosures specified in SFAS No. 123.

        Compensation costs would not have significantly changed net income or net income per share in fiscal 1997. Had compensation cost been determined using the provisions of SFAS No. 123, the Company's net income available to common shareholders would have been decreased to the pro forma amounts indicated below:

                                                      DECEMBER 31,    DECEMBER 31,
                                                         1998            1999
                                                       ---------      ---------
Net income available to common shareholders:
  As reported ...................................      $   2,346      $   2,807
                                                       =========      =========
  Pro forma .....................................      $   2,177      $     202
                                                       =========      =========
Basic net income per share:
  As reported ...................................      $    0.05      $    0.07
                                                       =========      =========
  Pro forma .....................................      $    0.05      $    0.01
                                                       =========      =========
Diluted net income per share:
  As reported ...................................      $    0.05      $    0.07
                                                       =========      =========
  Pro forma .....................................      $    0.05      $    0.00
                                                       =========      =========

        For purposes of estimating the compensation cost of the Company's option grants in accordance with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions used for grants in the years 1997 and 1998, as a private company: expected volatility of zero; risk-free interest rates of 6%; and expected lives of ten years. Weighted average assumptions for 1999 were: expected volatility of 221%; risk-free interest rates of 6%; and expected lives of five years.

        The following table summarizes activity under all of the Company's stock option plans:

                                                                              DECEMBER 31,
                                                 ---------------------------------------------------------------------
                                                         1997                    1998                    1999
                                                 --------------------     -------------------      -------------------
                                                             WEIGHTED                WEIGHTED                 WEIGHTED
                                                             AVERAGE                 AVERAGE                  AVERAGE
                                                             EXERCISE                EXERCISE                 EXERCISE
                                                 SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                                                 ------       -------     ------       ------      ------       ------
Outstanding, beginning of period ..........       1,531       $ 0.64         975       $ 0.77       3,367       $ 1.19
Granted ...................................          --       $   --       3,383       $ 1.19       2,391       $14.05
Exercised .................................          --       $   --          --       $   --         (34)      $ 1.00
Canceled ..................................        (556)      $ 0.40        (991)      $ 0.77        (468)      $ 3.20
                                                  -----                    -----                    -----       ------
Balance, end of period ....................         975       $ 0.77       3,367       $ 1.19       5,256       $ 6.87
Weighted average fair value of options
  granted during the year .................                       --                   $ 0.53                   $13.42
                                                              ======                   ======                   ======

        The Company will record compensation expense of approximately $2,978 relating to options granted during the year ended December 31, 1999, to purchase 530 shares of common stock. The expense equals the difference between the fair market value of the Company's common stock on the grant date and the exercise price of the stock options and will be recognized ratably over the four-year vesting period of the stock options. The Company recorded $432 of expense associated with such option grants during the year ended December 31, 1999 which is included in compensation and other costs in the accompanying consolidated financial statements.

                                                      DECEMBER 31, 1999
                           -------------------------------------------------------------------------
                                      OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                           -----------------------------------------      --------------------------
                                            WEIGHTED
                                             AVERAGE        WEIGHTED                        WEIGHTED
                                            REMAINING       AVERAGE                         AVERAGE
         RANGE OF            NUMBER        CONTRACTUAL      EXERCISE        NUMBER          EXERCISE
     EXERCISE PRICES       OUTSTANDING        LIFE           PRICE        EXERCISABLE        PRICE
 ----------------------    -----------     -----------      --------      -----------       --------
 $  1.00 -- 1.00 ......       2,161            8.49          $ 1.00             578          $ 1.00
 $  1.17 -- 3.77 ......       2,166            9.00          $ 2.33             125          $ 1.17
 $  6.00 -- 12.00 .....         473            9.53          $10.38              --              --
 $ 37.00 -- 45.00 .....         192            9.74          $41.03              --              --
 $ 50.75 -- 64.13 .....         198            9.90          $54.34              --              --
 $ 80.50 -- 80.50 .....          66            9.92          $80.50              --              --
                             ------                                          ------
                              5,256                                             703          $ 1.03
                             ======                                          ======          ======

        Options to purchase 47 shares of common stock at exercise prices of $1.00 to $1.17 per share were exercised in January 2000.

9. COMMITMENTS AND CONTINGENCIES

        The Company leases its office facilities and certain equipment under various operating leases. The majority of these leases are non-cancelable and obligate the Company to pay costs of maintenance, utilities, and applicable taxes. The leases on most of the office facilities contain escalation clauses and renewal options. Total rent expense was $732, $1,038 and $2,593, for the years ended December 31, 1997, 1998, and 1999.

     Minimum lease commitments under noncancelable operating leases at December 31, 1999, are as follows:

Year ending December 31:
2000 .........................      $ 3,457
2001 .........................        3,353
2002 .........................        3,245
2003 .........................        2,739
2004 .........................        2,656
Thereafter ...................        4,652
                                    -------
                                    $20,102
                                    =======

        As a result of the acquisition of MBR (Note 2), the Company is obligated under capital lease agreements for certain property and equipment requiring monthly installments of principal and interest (at 10%) through 2004. The present value of the remaining capital lease payments is $114 at December 31, 1999.

        The Company maintains a profit-sharing plan covering substantially all employees. Quarterly contributions may be made by the Company based upon employee salaries. Effective January 1, 1997, the Company amended and restated the profit sharing plan to include a 401(k) plan. The Company contributed $134, $466 and $929 to the amended plan for the years ended December 31, 1997, 1998 and 1999, respectively.

        On May 25, 1999, Mobius Management Systems, Inc., filed a complaint in the United States District Court for the District of New Jersey (Mobius Management Systems, Inc. v. Quest Software, Inc., Case No. 99-2337). The complaint alleged that the Company published three advertisements that were false and misleading and, therefore, in violation of the Lanham Act and common law, and that the Company misappropriated unspecified trade secrets belonging to Mobius. The advertisements that Mobius alleged in its complaint are false and misleading were two e-mails intended for internal use, a comparison chart believed to have been prepared by a former Company employee in 1997 for internal purposes, and a statement made regarding the Company's Vista Plus Java client which had been posted on the Internet. The case was settled in late 1999, with both sides agreeing to pay their own legal fees. No other expenses were incurred by the Company in connection with this matter.

        The Company is involved in various claims and legal actions arising in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of such claims and legal actions may adversely affect the Company. However, it is the opinion of management that the ultimate disposition of these matters will not materially affect the Company's results of operations or financial position.

10. GEOGRAPHIC INFORMATION AND CONCENTRATION OF CREDIT RISK

        Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The operating segments of the Company are managed separately because each segment represents a strategic business unit that offers different products or services.

        The Company's reportable operating segments include Licenses and Services. The Software Licenses operating segment develops and markets the Company's software products. The Services segment provides after-sale support for software products and fee-based training and consulting services related to the Company's products.

        The Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only revenues, cost of sales and gross profit, as this information and the geographic information described below are the only information provided to the chief operating decision-maker.

        Operating segment data for the three years in the period ended December 31, 1999, was as follows:

                                             LICENSES     SERVICES       TOTAL
                                              -------      -------      -------
Year ended December 31, 1997:
  Revenues .............................      $12,158      $ 6,157      $18,315
  Cost of revenues .....................        1,307        1,972        3,279
                                              -------      -------      -------
     Gross profit ......................      $10,851      $ 4,185      $15,036
                                              =======      =======      =======
Year ended December 31, 1998:
  Revenues .............................      $24,901      $ 9,889      $34,790
  Cost of revenues .....................        3,433        2,507        5,940
                                              -------      -------      -------
     Gross profit ......................      $21,468      $ 7,382      $28,850
                                              =======      =======      =======
Year ended December 31, 1999:
  Revenues .............................      $54,269      $16,599      $70,868
  Cost of revenues .....................        2,998        4,195        7,193
                                              -------      -------      -------
     Gross profit ......................      $51,271      $12,404      $63,675
                                              =======      =======      =======

        Revenues are attributed to geographic areas based on the location of the entity to which the products or services were sold. Revenues, gross profit, income (loss) from operations and long-lived assets concerning principal geographic areas in which the Company operates are as follows:

                                               UNITED
                                               STATES    INTERNATIONAL   ELIMINATIONS      TOTAL
                                              --------      --------       --------       --------
Year ended December 31, 1997:
  Revenues .............................      $ 17,511      $  1,261       $   (457)      $ 18,315
  Gross profit .........................        14,413         1,075           (452)        15,036
  Income (loss) from operations ........         1,533          (339)           254          1,448
  Long-lived assets ....................         2,336           118             --          2,454

Year ended December 31, 1998:
  Revenues .............................      $ 32,189      $  4,172       $ (1,571)      $ 34,790
  Gross profit .........................        26,594         3,840         (1,584)        28,850
  Income (loss) from operations ........         3,839          (252)           102          3,689
  Long-lived assets ....................         1,600           315             --          1,915

Year ended December 31, 1999:
  Revenues .............................      $ 55,532      $ 19,736       $ (4,400)      $ 70,868
  Gross profit .........................        55,389         8,701           (415)        63,675
  Income from operations ...............         3,270           693            505          4,468
  Long-lived assets ....................        17,839         1,233             --         19,072

        In fiscal 1997, 1998 and 1999, no single customer accounted for 10% or more of total revenue. No single international location accounted for more than 5% of total revenues for any of the periods indicated.

11. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)



                                               FIRST       SECOND        THIRD       FOURTH       FISCAL
                                              QUARTER      QUARTER      QUARTER      QUARTER       YEAR
                                              -------      -------      -------      -------      -------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED DECEMBER 31, 1999
  Revenue ..............................      $12,839      $15,450      $18,308      $24,271      $70,868
  Gross profit .........................       11,251       13,896       16,420       22,108       63,675
  Income before income taxes ...........        1,632          641          902        2,495        5,670
  Net income applicable to common
     shareholders ......................          943           31          272        1,561        2,807
  Basic earnings per share .............         0.02         0.00         0.01         0.04         0.07
  Diluted earnings per share ...........         0.02         0.00         0.01         0.04         0.07

YEAR ENDED DECEMBER 31, 1998
  Revenue ..............................      $ 7,043      $ 6,992      $ 8,734      $12,021      $34,790
  Gross profit .........................        5,965        5,522        7,044       10,319       28,850
  Income before income taxes ...........        1,483           53        1,073        1,416        4,025
  Net income applicable to common
     shareholders ......................          868           31          627          820        2,346
  Basic earnings per share .............         0.02         0.00         0.01         0.02         0.05
  Diluted earnings per share ...........         0.02         0.00         0.01         0.02         0.05

12. SUBSEQUENT EVENTS

        On January 31 and February 11, 2000, the Company entered into two non-binding letters of intent to acquire two companies for an aggregate purchase price of $25 million.

        On March 9, 2000, the Company's Board of Directors approved a two-for-one stock split of the Company's common stock which will be effective March 31, 2000 for shareholders of record on March 20, 2000. The Company has disclosed the pro forma effect of this split on basic and diluted net income per share in the accompanying consolidated statements of operations. No other share, per share or conversion amounts relating to common stock, preferred stock, and stock options included in the accompanying consolidated financial statements and footnotes have been restated to reflect the pending stock split.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       QUEST SOFTWARE, INC.
                                       By:  /s/       DAVID M. DOYLE
                                          ------------------------------------
                                          David M. Doyle
                                          President and Secretary

        Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                                      TITLE                                DATE
          ---------                                      -----                                ----

/s/     VINCENT C. SMITH                         Chief Executive Officer                  March 30, 2000
-----------------------------------           (principal executive officer)
        Vincent C. Smith                        and Chairman of the Board


/s/     DAVID M. DOYLE                      President, Secretary and Director             March 30, 2000
-----------------------------------
        David M. Doyle


/s/     JOHN J. LASKEY                           Chief Financial Officer                  March 30, 2000
-----------------------------------             (principal financial and
        John J. Laskey                        accounting officer) and Vice
                                                   President, Finance


/s/     DORAN G. MACHIN                                 Director                          March 30, 2000
-----------------------------------
        Doran G. Machin


/s/     JERRY MURDOCK, JR.                              Director                          March 30, 2000
-----------------------------------
        Jerry Murdock, Jr.

                                 EXHIBIT INDEX

     EXHIBIT
     NUMBER                        EXHIBIT TITLE
     ------                        -------------
     3.1 **       Second Amended and Restated Articles of Incorporation.

     3.2 *****    Second Amended and Restated Bylaws, as amended.

     4.1 **       Form of Registrant's Specimen Common Stock Certificate.

    10.1 **++     Registrant's 1998 Stock Option/Stock Issuance Plan.

    10.2 **++     Registrant's 1999 Stock Incentive Plan.

    10.3 **++     Registrant's 1999 Employee Stock Purchase Plan.

    10.4 **       Form of Directors' and Officers' Indemnification Agreement.

    10.5 ** Securities Purchase Agreement, dated as of April 21, 1999, by and among Quest Software, Inc. and InSight Capital Partners
                  II, L.P., InSight Capital Partners (Cayman) II, L.P., UBS
                  Capital LLC, and WI Software Investors LLC.

    10.6** Investors' Rights Agreement dated as of April 21, 1999 among Quest Software, Inc. and InSight Capital Partners II,
                  L.P., InSight Capital Partners (Cayman) II, L.P., UBS Capital
                  LLC, and WI Software Investors LLC.

    10.7+**       Agreement, dated February 19, 1999, between Quest
                  Software, Inc. and INSO Chicago Corporation, dba INSO
                  Corporation.

    10.8+**       OEM Agreement, dated March 3, 1998, by and between Quest Software, Inc. and Artifex Software Inc.

    10.9 **       Office Space Lease dated as of June 17, 1999 between The Irvine Company and Quest
                  Software, Inc.

    10.10*****    Office Lease between The Northwestern Mutual Life
                  Insurance Company (Landlord) and Quest Software, Inc. (Tenant)
                  dated as of September 30, 1999.

    10.11+*****   Inxight/Resolute Software: Software Distribution and License Agreement -- Inxight
                  Technology dated September 30, 1998 between Resolute Software, Inc. and Inxight Software,
                  Inc.

    10.12*** Agreement and Plan of Merger dated as of November 2, 1999, as amended, by and among Quest, Quest Merger Corporation, MBR
                  Technologies, Inc., and certain shareholders of MBR
                  Technologies, Inc.

    10.13****     Agreement and Plan of Merger dated as of November 10,
                  1999, by and among Quest, Quest Acquisition Corporation II,
                  Inc., and Foglight Software, Inc.

    23.1          Consent of Deloitte & Touche LLP.

    27.1          Financial Data Schedule (In electronic format only).

----------

** Incorporated by reference herein to the Company's Registration Statement on Form S-1 and all amendments thereto (File No. 333-80543).

*** Incorporated by reference herein to the Form 8-K and all amendments thereto filed with the Securities and Exchange Commission on December 29, 1999.

**** Incorporated by reference herein to the Form 8-K and all amendments thereto filed with the Securities and Exchange Commission on January 21, 2000.

***** Incorporated by reference herein to the Company's Registration Statement on Form S-1 and all amendments thereto (File No. 333-30816).

+ Confidential treatment requested and received as to certain portions of this agreement.

++     Indicates a management contract or compensatory arrangement.