Form 10-Q
period 2000-03-31
QUEST SOFTWARE INC
filed 2000-05-15
CIK 1088033

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ______________________ to ___________________

                          Commission File No. 000-26937

                              QUEST SOFTWARE, INC.
    -----------------------------------------------------------------------
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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
    ---       ---

The number of shares outstanding of the Registrant's Common Stock, no par value, as of May 8, 2000 was 85,660,542.

                              QUEST SOFTWARE, INC.
                                    FORM 10-Q

                                      INDEX

                                                                     PAGE NUMBER
                                                                     -----------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2000 (unaudited)
           and December 31, 1999.........................................  2

         Consolidated Statements of Operations for the Three
           Months Ended March 31, 2000 and 1999 (unaudited)..............  3

         Consolidated Statements of Cash Flows for the Three Months
           Ended March 31, 2000 and 1999 (unaudited).....................  4

         Notes to Consolidated Financial Statements (unaudited)..........  5

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................  9

Item 3.  Qualitative and Quantitative Disclosure about Market Risk....... 20

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds....................... 21

Item 6.  Exhibits and Reports on Form 8-K................................ 21

Signatures............................................................... 22

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                              QUEST SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                   MARCH 31,       DECEMBER 31,
                                                                     2000              1999
                                                                  -----------      ------------
                                                                  (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents .............................        $ 134,115         $ 39,643
    Short-term marketable securities ......................            6,950           11,000
    Accounts receivable, net ..............................           16,458           18,771
    Prepaid expenses and other current assets .............            5,643            3,244
    Deferred income taxes .................................            5,229            2,089
                                                                   ---------         --------
       Total current assets ...............................          168,395           74,747
Property and equipment, net ...............................            9,633            7,179
Long-term marketable securities ...........................          148,940            4,484
Purchased technology and software licenses, net ...........            5,598              441
Goodwill, net .............................................          119,839           11,452
Deferred income taxes .....................................              415              415
Other assets ..............................................            1,667              431
                                                                   ---------         --------
       Total assets .......................................        $ 454,487         $ 99,149
                                                                   =========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable ......................................        $   1,360         $  3,436
    Accrued compensation ..................................            4,881            4,966
    Other accrued expenses ................................            6,066            7,062
    Income taxes payable ..................................            1,939            2,030
    Deferred support revenue ..............................           15,103           13,932
    Deferred license revenue ..............................            7,197            4,651
                                                                   ---------         --------
       Total current liabilities ..........................           36,546           36,077

Long-term liabilities .....................................              846              403

Shareholders' equity:
    Preferred stock, no par value, 5,000 shares authorized;
      no shares issued or outstanding .....................               --               --
    Common stock, no par value, 150,000 shares authorized;
      85,296 and 77,810 issued and outstanding at March 31,
      2000 and December 31, 1999, respectively ............          454,014           94,010
    Retained earnings (deficit) ...........................           (3,821)           1,864
    Accumulated other comprehensive income (loss) .........             (481)             (26)
    Notes receivable from sale of common stock ............           (2,553)          (3,115)
    Capital distribution in excess of basis in common stock          (30,064)         (30,064)
                                                                   ---------         --------
       Total shareholders' equity .........................          417,095           62,669
                                                                   ---------         --------
       Total liabilities and shareholders' equity .........        $ 454,487         $ 99,149
                                                                   =========         ========

        See accompanying notes to the consolidated financial statements.

                              QUEST SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                        ------------------------
                                                          2000             1999
                                                        --------         -------
Revenues:
    Licenses ...................................        $ 21,895         $ 9,540
    Services ...................................           6,830           3,299
                                                        --------         -------
        Total revenues .........................          28,725          12,839
Cost of revenues:
    Licenses ...................................             635             684
    Services ...................................           1,870             904
    Amortization of technology rights ..........             657              --
                                                        --------         -------
        Total cost of revenues .................           3,162           1,588
                                                        --------         -------
Gross profit ...................................          25,563          11,251
Operating expenses:
    Sales and marketing ........................          13,914           5,036
    Research and development ...................           7,366           2,758
    General and administrative .................           3,097           1,938
    Compensation costs and goodwill amortization           7,378              --
                                                        --------         -------
        Total operating expenses ...............          31,755           9,732
                                                        --------         -------
Income (loss) from operations ..................          (6,192)          1,519
Other income, net ..............................             979             113
                                                        --------         -------
Income (loss) before income tax provision ......          (5,213)          1,632
Income tax provision ...........................             472             689
                                                        --------         -------
Net income (loss) ..............................        $ (5,685)        $   943
                                                        ========         =======

Basic and diluted net income (loss) per share ..        $  (0.07)        $  0.01
                                                        ========         =======
Weighted average shares:
    Basic ......................................          81,371          89,078
    Diluted ....................................          81,371          91,417

        See accompanying notes to the consolidated financial statements.

                              QUEST SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                            --------------------------
                                                                               2000             1999
                                                                            ---------         --------
Cash flows from operating activities:
     Net income (loss) .............................................        $  (5,685)        $    943
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
        Depreciation and amortization ..............................            7,291              611
        Compensation expense associated with stock option grants ...              764               --
        Accrued interest receivable from shareholders ..............              (49)             (48)
        Changes in assets and liabilities, net of effects
          of acquisitions:
          Accounts receivable ......................................            4,163              892
          Prepaid expenses and other current assets ................           (2,221)              51
          Other assets .............................................             (285)              15
          Accounts payable .........................................           (2,175)              43
          Accrued compensation .....................................              (68)             623
          Income taxes payable .....................................              244               --
          Other accrued expenses ...................................           (4,156)             (25)
          Deferred revenue .........................................            3,170            1,379
                                                                            ---------         --------
          Net cash provided by operating activities ................              993            4,484

Cash flows used in investing activities:
     Purchases of property and equipment ...........................           (2,114)            (733)
     Purchases of software licenses ................................               --             (232)
     Cash paid for acquisitions, net of cash acquired ..............          (15,851)              --
     Purchases of marketable securities ............................         (165,096)              --
     Sales and maturities of marketable securities .................           24,235               --
                                                                            ---------         --------
          Net cash used in investing activities ....................         (158,826)            (965)

Cash flows from financing activities:
     Repayment of notes payable ....................................           (2,603)              --
     Repayment of capital lease obligations ........................             (697)              --
     Proceeds from exercise of stock options .......................              677                2
     Proceeds from employee stock purchase plan ....................            1,417               --
     Proceeds from issuance of common stock, net ...................          253,469               --
                                                                            ---------         --------
          Net cash provided by financing activities ................          252,263                2
Effect of exchange rate changes on cash and cash equivalents .......               42               --
                                                                            ---------         --------
Net increase in cash and cash equivalents ..........................           94,472            3,521
Cash and cash equivalents, beginning of period .....................           39,643            8,981
                                                                            ---------         --------
Cash and cash equivalents, end of period ...........................        $ 134,115         $ 12,502
                                                                            =========         ========

Supplemental disclosures of consolidated cash flow information:
  Cash paid for:
    Interest .......................................................        $     118         $     --
                                                                            =========         ========
    Income taxes ...................................................        $     346         $     85
                                                                            =========         ========

Supplemental schedule of noncash investing and financing activities:
    Accrued interest receivable from shareholders ..................        $     444         $     48
                                                                            =========         ========
    Unrealized loss from available-for-sale securities .............        $     455         $     --
                                                                            =========         ========
    Tax benefit related to stock option exercises ..................        $     336         $     --
                                                                            =========         ========

        See Note 2 for details of assets acquired and liabilities assumed in purchase transactions.

        See accompanying notes to the consolidated financial statements.

                              QUEST SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements of Quest Software, Inc., a California corporation (the "Company" or "Quest"), for the three months ended March 31, 2000 and 1999, respectively, reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with generally accepted accounting principles of interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

NEW ACCOUNTING PRONOUNCEMENTS:

         The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. In accordance with SFAS No. 131, the Company has disclosed in Note 6 certain information about operating segments and certain information about the Company's revenue types, geographic areas to which the Company sells its products, and major customers.

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

2. ACQUISITIONS

         On January 7, 2000, the Company acquired all of the outstanding common stock of Foglight Software, Inc. ("Foglight") in exchange for 1.2 million shares of the Company's common stock valued at $101.8 million, cash payments of $0.5 million, and the assumption of unvested Foglight stock options valued at $2.2 million. The acquisition was accounted for as a purchase, and the purchase price, including $0.4 million of direct acquisition costs, was allocated as follows (in thousands):

         Current assets                                     $    637
         Deferred taxes                                        3,140
         Fixed assets                                            865
         Goodwill and other intangibles                      105,547
         Other assets                                             28
         Liabilities assumed                                  (5,728)
                                                            --------
            Total purchase price                            $104,489
                                                            ========

         On February 1, 2000, the Company acquired all of the outstanding common stock of QMaster Software Solutions ("QMaster") for a cash payment of $15.0 million, including $0.1 million in direct acquisition costs. The acquisition was accounted for as a purchase, and the purchase price was allocated as follows (in thousands):

         Current assets                                     $    565
         Fixed assets                                            106
         Goodwill and other intangibles                       14,953
         Liabilities assumed                                    (521)
                                                            --------
            Total purchase price                            $ 15,103
                                                            ========

3. NET INCOME (LOSS) PER SHARE

         The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other common stock equivalents, including stock options, in the weighted average number of common shares outstanding for a period, if dilutive.

         The table below sets forth the reconciliation of the denominator of the earnings per share calculation (in thousands):

                                                                                  THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                               --------------------------
                                                                                2000                1999
                                                                               ------              ------
         Shares used in computing basic net income (loss) per share            81,371              89,078
         Dilutive effect of stock options                                          --(1)            2,339
                                                                               ------              ------
         Shares used in computing diluted net income (loss) per share          81,371              91,417
                                                                               ======              ======

         (1) Effect would have been anti-dilutive, accordingly, the amount is excluded from shares used in computing diluted net income (loss) per share. The dilutive effect of stock options would have been 6,169.

4. SHAREHOLDERS' EQUITY

         In February 2000, 238,000 shares of common stock were issued under the Company's Employee Stock Purchase Plan at a price of $5.95 per share.

         In March 2000, the Company and certain selling shareholders sold 4.2 million shares of its common stock as part of a secondary offering. Of the shares sold in the offering, 1.9 million shares were sold by the Company and 2.3 million shares were sold by existing shareholders. The Company's net proceeds from its sale of stock were $253.6 million, after underwriting and offering expenses. The Company plans to use the proceeds of the offering for general corporate purposes, including working capital, expanding sales and marketing efforts, product development, expansion of its customer support organization, possible acquisitions and capital expenditures. The Company did not receive any proceeds from the shares sold by existing shareholders.

         In March 2000, the Company completed a 2-for-1 stock split of its common stock, effective on March 31, 2000, for shareholders of record on March 20, 2000. The consolidated financials statements have been adjusted to reflect the split, for all periods presented.

5. STOCK OPTION PLANS

         The following table summarizes information about stock options outstanding as of March 31, 2000 (in thousands, except for per share data):

                                                                                  Number of Options
                                                Number of                         Exercisable as of
                                                 Shares       Price per Share      March 31, 2000
                                                ---------     ----------------    -----------------
         Balance at December 31, 1999            10,512       $ 0.50 - $40.25

              Granted                               268        18.88 -  39.78
              Exercised                          (1,166)        0.10 -   2.37
              Canceled                             (462)        0.50 -  40.25
                                                 ------
         Balance at March 31, 2000                9,152       $ 0.50 - $40.25            1,044
                                                 ======

6. OPERATING SEGMENT DATA

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

         The Company's reportable operating segments include Licenses and Services. The Licenses segment develops and markets the Company's software products. The Services segment provides after-sale support for software products and fee-based training and consulting services related to the Company's products.

         The Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only revenues, cost of revenues and gross profit, as this information and the geographic information described below are the only information provided to the chief operating decision maker.

         Operating segment data for the three months ended March 31, 2000 and 1999, respectively was as follows (in thousands):

                                               LICENSES   SERVICES    TOTAL
                                               --------   --------   -------
First quarter ended March 31, 2000:
     Revenues                                  $ 21,895    $6,830    $28,725
     Cost of revenues                             1,292(1)  1,870      3,162
                                               --------    ------    -------
         Gross profit                          $ 20,603    $4,960    $25,563
                                               ========    ======    =======

First quarter ended March 31, 1999:
     Revenues                                  $  9,540    $3,299    $12,839
     Cost of revenues                               684       904      1,588
                                               --------    ------    -------
         Gross profit                          $  8,856    $2,395    $11,251
                                               ========    ======    =======

---------------
(1) Includes amortization of technology rights of $657, which is included in total cost of revenues in the accompanying Consolidated Statement of Operations.

         Revenues are attributed to geographic areas based on the location of the entity to which the products or services were sold. Revenues and gross profit from operations concerning principal geographic areas in which the Company operates are as follows (in thousands):

                                        UNITED STATES   INTERNATIONAL   ELIMINATIONS     TOTAL
                                        -------------   -------------   ------------   ---------
First quarter ended March 31, 2000:
     Revenues                             $ 23,509         $7,107         $(1,891)     $ 28,725
     Gross profit                           22,979          4,527          (1,943)       25,563
     Long-lived assets                     134,556(1)       1,511              --       136,067

First quarter ended March 31, 1999:
     Revenues                             $ 11,785         $1,780         $  (726)      $ 12,839
     Gross profit                           10,294          1,688            (731)        11,251
     Long-lived assets                       1,895            374              --          2,269

----------------
(1) Includes $998 of other intangible assets (net), which are included in other assets in the accompanying Consolidated Balance Sheet.

7. SUBSEQUENT EVENTS

         On April 17, 2000, the Company acquired all of the outstanding common stock of Client/Server Solutions, Inc. for a cash payment of $13.0 million (subject to reduction for certain transaction-related and other expenses). The acquisition will be accounted for as a purchase, and the purchase price is expected to be allocated primarily to goodwill and other intangible assets.

         On April 27, 2000, the Company acquired all of the outstanding common stock of MessageWise Inc. for a combination of cash and stock totaling approximately $12.0 million. The acquisition will be accounted for as a purchase, and the purchase price is expected to be allocated primarily to goodwill and other intangible assets.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements in this report, including statements regarding the Company's strategy, financial performance and revenue sources, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbors created by those sections. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under "Risk Factors" and elsewhere in this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC, including the Company's Annual Report on Form 10-K, and the Company's Registration Statement on Form S-1 (No. 333-30816) and the related prospectus dated March 10, 2000, as filed with the SEC, that attempt to advise interested parties of certain risks and factors that may affect the Company's business. Readers are cautioned not to place undue reliance on these forward-looking statements to reflect events or circumstances occurring after the date hereof. The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto.

OVERVIEW

         We provide application and information availability software solutions that enhance the performance and reliability of an organization's e-business, packaged and custom applications, and enable the delivery of information across the extended enterprise.

         We derive our revenues primarily from the sale of software licenses and related annual maintenance fees. Pricing of our software licenses is based on the number of servers, workstations and/or users of our products. Annual maintenance contracts may be purchased separately by customers at their discretion.

         We recognize software license revenues when a non-cancelable license agreement has been signed with a customer, the software is shipped, no significant post delivery vendor obligations remain and collection is deemed probable. Maintenance revenues are recognized ratably over the contract term, which is typically one year. Revenues for consulting services are recognized as such services are performed.

         We market our software and services primarily through our direct sales organization in the United States, Canada, the United Kingdom, Germany and Australia. We intend to expand our international sales activities as part of our business strategy. All of our current international revenues are derived from the operations of our four wholly-owned subsidiaries in Canada, the United Kingdom, Germany, and Australia, which consist of both direct sales and sales through distributors. Our international subsidiaries conduct business in the currency of the country in which they operate, exposing us to currency fluctuations and currency transaction losses or gains that are outside of our control. Historically, fluctuations in foreign currency exchange rates have not had a material effect on our business. We have not to date conducted any hedging transactions to reduce our risk to currency fluctuations.

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

RESULTS OF OPERATIONS

         The following table sets forth certain consolidated statements of operations data as a percentage of total revenues for the periods indicated:

                                                                  Three months ended
                                                                       March 31,
                                                                 ---------------------
                                                                 2000             1999
                                                                 ----             ----
         Revenues:
              Licenses                                            76%               74%
              Services                                            24                26
                                                                 ---               ---
                  Total revenues                                 100               100
         Cost of revenues:
              Licenses                                             2                 5
              Services                                             7                 7
              Amortization of technology rights                    2                --
                                                                 ---               ---
                  Total cost of revenues                          11                12
                                                                 ---               ---
         Gross profit                                             89                88
         Operating expenses:
              Sales and marketing                                 48                39
              Research and development                            26                22
              General and administrative                          11                15
              Compensation costs and goodwill amortization        26                --
                                                                 ---               ---
                  Total operating expenses                       111                76
                                                                 ---               ---
         Income (loss) from operations                           (22)               12
         Other income, net                                         4                 1
                                                                 ---               ---
         Income (loss) before income tax provision               (18)               13
         Income tax provision                                      2                 6
                                                                 ---               ---
         Net income (loss)                                       (20)%               7%
                                                                 ===               ===

THREE MONTHS ENDED MARCH 31, 2000 AND 1999, RESPECTIVELY

REVENUES

         Total revenues for the three months ended March 31, 2000 were $28.7 million, an increase of 124% from the comparable period of 1999. International revenues for the three months ended March 31, 2000 were $5.2 million, an increase of 157% from the comparable period of 1999.

         LICENSES

         Licenses revenues for the three months ended March 31, 2000 were $21.9 million, an increase of 130% from the comparable period of 1999. The increase resulted both from the 186% increase in the size of our worldwide sales organization since March 31, 1999 as well as the availability of new products. Products available in the first three months of 2000 that were not available in 1999 included Foglight enterprise monitoring product, QMASTER Output, and Schema Xpress. Licenses revenues represented 76% of total revenues for the three months ended March 31, 2000 compared to 74% for the comparable period of 1999. International licenses revenues for the three months ended March 31, 2000 were $4.3 million, an increase of 182% from the comparable period of 1999 due to the growth of our worldwide sales organization.

         SERVICES

         Services revenues for the three months ended March 31, 2000 were $6.8 million, an increase of 107% from the comparable period of 1999. Services consist primarily of annual maintenance contracts for technical support and product enhancements. Maintenance fees are generally renewable annually at the customer's option and the fees are recognized over the term of each agreement. The increase in services for the three months of 2000 reflected increases in the installed base of customers that purchased maintenance. Services revenues represented 24% of total revenues for the three months of 2000 compared to 26% in the comparable period of 1999. International services revenues for the three months ended March 31, 2000 were $0.9 million, an increase of 84% from the comparable period of 1999 for the reasons noted above.

COST OF REVENUES

         COST OF LICENSES

         Cost of licenses includes amortization of software licenses, product media, printing and duplication costs, and royalties. Cost of licenses for the three months ended March 31, 2000 were $0.6 million, a decrease of 7% from the comparable period of 1999. This decrease was principally a result of a decrease in amortization of software licenses of $0.2 million, offset in part by an increase in product media, duplication costs and printing compared to the comparable period of 1999. Cost of licenses as a percentage of license revenues in the three months ended March 31, 2000 were 3%, compared to 7% in the comparable period of 1999. The decrease for the three months of 2000 as a percentage of licenses revenues resulted from increased licenses revenues without a corresponding increase in amortization of software licenses, which do not vary by the number of licenses sold.

         COST OF SERVICES

         Cost of services includes salaries and related costs for customer support personnel. Cost of services for the three months ended March 31, 2000 were $1.9 million, an increase of 107% from the comparable period of 1999. The increase was primarily due to a 125% increase in the number of customer support personnel required to manage and support our growing customer base as well as the increased number of product offerings since March 31, 1999. Also contributing to the increased costs were related training and travel expenses associated with the increase in Company service personnel. Cost of services as a percentage of services revenues in the three months ended March 31, 2000 were 27%, unchanged from the comparable period of 1999. We expect the cost of services to increase in absolute dollars for the foreseeable future as additional customer support personnel are retained.

         AMORTIZATION OF TECHNOLOGY RIGHTS

         Amortization of technology rights was $0.7 million during the three months ended March 31, 2000, compared with none in the same period of 1999. This increase is due entirely to technology purchased as part of the Foglight and QMaster acquisitions in January 2000 and February 2000, respectively.

OPERATING EXPENSES

         SALES AND MARKETING

         Sales and marketing expenses consist primarily of salaries, commissions earned by sales personnel, recruiting costs, trade show, travel and entertainment and other marketing communications costs such as advertising and promotion. Sales and marketing expenses for the three months ended March 31, 2000 were $13.9 million, an increase of 176% from the comparable period of 1999. The increase reflects the increase in salaries and related expenses due to the 186% increase in our sales and marketing organization personnel since March 31, 1999 and an increase in sales commissions due to revenue growth. Sales and marketing expenses as a percentage of total revenues in the three months ended March 31, 2000 were 48%, compared to 39% in the comparable period of 1999. We expect that sales and marketing expenses will continue to increase in absolute dollars for the foreseeable future as commissions increase with expected increases in revenues and as we continue to expand the size of our sales and marketing organization.

         RESEARCH AND DEVELOPMENT

         Research and development expenses consist primarily of salaries and benefits for software developers, software product managers and quality assurance personnel and payments to third party software development contractors. Research and development expenses for the three months ended March 31, 2000 were $7.4 million, an increase of 167% from the comparable period of 1999. The increase was primarily related to an increase in the number of software developers since March 31, 1999, both in our domestic and Australian development operations. These expenses as a percentage of total revenues in the three months ended March 31, 2000 were 26%, compared to 22% in the comparable period of 1999. We expect that research and development expenses will continue to increase in absolute dollars for the foreseeable future as additional development personnel are hired.

         GENERAL AND ADMINISTRATIVE

         General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, administrative and information services personnel. General and administrative expenses for the three months ended March 31, 2000 were $3.1 million, an increase of 60% from the comparable period of 1999. The increase was due to a number of factors, including an increase in salaries and related expenses as a result of an increase in headcount necessary to support our expanding operations, increases in professional fees, and depreciation. These expenses as a percentage of total revenues in the three months ended March 31, 2000 were 11%, compared to 15% in the comparable period of 1999. We expect that general and administrative expenses will continue to increase in absolute dollars for the foreseeable future as a result of the continued expansion of administrative staff and expenses associated with being a public company, including annual and other public reporting costs, directors' and officers' liability insurance premiums, investor relations programs, and professional services fees.

         COMPENSATION COSTS AND GOODWILL AMORTIZATION

         Compensation costs and goodwill amortization for the three months ended March 31, 2000 were $7.4 million, compared to none in the comparable period of 1999. The increase in these costs was attributable to compensation costs of $1.7 million related to the grant of stock options below fair market value and amortization of goodwill associated with acquisitions of $5.7 million.

OTHER INCOME, NET

         Other income, net is comprised of interest income, interest expense and foreign currency transaction gains and losses. Other income, net for the three months ended March 31, 2000 was $1.0 million, an increase of 766% from the comparable period of 1999. The increase is due to increases in interest income from larger cash and marketable securities balances related to the proceeds from our initial and secondary public offerings.

PROVISION FOR INCOME TAXES

         Provision for income taxes for the three months ended March 31, 2000 was $0.5 million, compared with $0.7 million for the comparable period of 1999. Excluding amortization of goodwill and acquired technology, our effective income tax rate for the three months ended March 31, 2000 was 40%, compared to 42% for the comparable period of 1999.

NET INCOME (LOSS)

         Net income (loss) for the three months ended March 31, 2000 was $(5.7) million, compared to $0.9 million in the comparable period of 1999 for the reasons noted above.

INFLATION

         Inflation has not had a significant effect on our results of operations or financial position for the three months ended March 31, 2000 or the comparable period of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         We have funded our business to date primarily from cash generated by our operations, net proceeds of $64.9 million from our initial public offering in August 1999, and net proceeds of $253.6 million from our secondary offering in March 2000. Our sources of liquidity as of March 31, 2000 consisted principally of cash and cash equivalents of $134.1 million and $155.9 million in high grade corporate and government short-term and long-term marketable securities.

         Net cash provided by operating activities was $1.0 million and $4.5 million for the three months ended March 31, 2000 and 1999, respectively. The decrease in 2000 was primarily due to net losses, payments for prepaid and other current assets, and payments on accounts payable and other accrued expenses, offset by increases in deferred revenue resulting from additional service contracts and collections on accounts receivable.

         Investing activities used $158.8 million and $1.0 million for the three months ended March 31, 2000 and 1999, respectively. Investing activities have consisted of purchases of property and equipment, marketable securities and acquisitions. Capital expenditures totaled $2.1 million and $0.7 million in the three months ended March 31, 2000 and 1999, respectively. Purchases of marketable securities were $165.1 million for the three months ended March 31, 2000 versus none in the same period of 1999. Purchases of technology and software licenses were none and $0.2 million for the three months ended March 31, 2000 and 1999, respectively. Cash paid for acquisitions, net of cash acquired was $15.9 million and none for the three months ended March 31, 2000 and 1999, respectively.

         Financing activities provided $252.3 million and $0.0 million for the three months ended March 31, 2000 and 1999, respectively. In March 2000, we raised net proceeds of $253.6 million from a secondary public offering of 4.2 million shares of our common stock at a price of $140.00 per share. Of the shares sold in the offering 1.9 million shares were sold by the Company and 2.3 million shares were sold by existing shareholders.

         We plan to continue to use the proceeds of the offerings for general corporate purposes, including working capital, expanding sales and marketing efforts, product development, expansion of our customer support organization, possible acquisitions and capital expenditures. We did not receive any proceeds from the shares sold by the selling shareholders.

         We believe that the net proceeds from the offerings, our existing cash and investment balances and cash from operations will be sufficient to finance our operations through at least the next 12 months. If additional financing is needed, we can not assure you that such financing will be available to us at commercially reasonable terms or at all.

                                  RISK FACTORS

         The following information should be read in conjunction with the consolidated historical financial information and the notes thereto included in
Item 1 of this report and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

RISKS RELATED TO OUR BUSINESS

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS, AND, AS A RESULT, WE MAY FAIL TO MEET EXPECTATIONS OF INVESTORS AND ANALYSTS, CAUSING OUR STOCK PRICE TO FLUCTUATE OR DECLINE

         Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors. These factors include the following:

         o the size and timing of customer orders. See "- The size and timing of our customer orders may vary significantly from quarter to quarter which could cause fluctuations in our revenues."

         o increased expenses, whether related to sales and marketing, product development or administration;

         o our ability to attain market acceptance of new products and services and enhancements to our existing products;

         o delays in introducing new products;

         o new product introductions by competitors;

         o lack of order backlog;

         o changes in our pricing policies or the pricing policies of our competitors;

         o costs related to acquisitions of technologies or businesses;

         o the timing of releases of new versions of third-party software products that our products support, including, without limitation, product releases by Oracle; and

         o the amount and timing of expenditures related to expansion of our operations.

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

         We believe that our success has depended in part, and will continue to depend in part for the foreseeable future, upon our relationship with Oracle and our status as a complementary software provider for Oracle's database and application products. Many versions of our principal products, including SharePlex, SQLab Xpert, and SQL Navigator, are designed specifically to be used with Oracle databases. Although a number of our products work with other environments, our competitive advantage consists in substantial part on the integration between our products and Oracle's products, and our extensive knowledge of Oracle's technology. Currently, a significant portion of our total revenues is derived from products that specifically support Oracle-based products. If Oracle for any reason decides to promote technologies and standards that are not compatible with our technology, or if Oracle loses market share for its database products, our business, operating results and financial condition would be materially adversely affected.

MANY OF OUR PRODUCTS ARE VULNERABLE TO DIRECT COMPETITION FROM ORACLE

         We currently compete with Oracle in the market for database management solutions. We expect that Oracle's commitment to and presence in the database management product market will increase in the future and therefore substantially increase competitive pressures. We believe that Oracle will continue to incorporate database management technology into its server software offerings, possibly at no additional cost to its users. We believe that Oracle will also continue to enhance its database management technology. Furthermore, Oracle could attempt to increase its presence in this market by acquiring or forming strategic alliances with our competitors, and Oracle may be in better position to withstand and respond to the current factors impacting this industry. Oracle has a longer operating history, a larger installed base of customers and substantially greater financial, distribution, marketing and technical resources than we do. In addition, Oracle has well-established relationships with many of our present and potential customers. As a result, we may not be able to compete effectively with Oracle in the future, which could materially adversely affect our business, operating results and financial condition. See "Business - Competition."

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

         In certain domestic and international markets we may miss sales opportunities if we are unable to enter into successful relationships with locally based resellers. In the future, we intend to augment our current limited indirect sales distribution methods through additional third-party distribution arrangements and, therefore, we will likely become more dependent on these types of relationships. There can be no assurance that we will successfully augment these arrangements or that the expansion of indirect sales distribution methods will increase revenues.

OUR PAST AND FUTURE GROWTH MAY STRAIN OUR MANAGEMENT, ADMINISTRATIVE, OPERATIONAL AND FINANCIAL INFRASTRUCTURE

         We have recently experienced a period of rapid growth in our operations that has placed and will continue to place a strain on our management, administrative, operational and financial infrastructure. During this period, we have experienced an increase in the number of our employees, increasing demands on our operating and financial systems and personnel, and an expansion in the geographic coverage of our operations. The number of our full-time employees increased from 309 as of March 31, 1999 to 833 as of March 31, 2000. Our ability to manage our operations and growth requires us to continue to improve our operational, financial and management controls, and reporting systems and procedures. In addition, we will be required to hire additional management, financial, and sales and marketing personnel to manage our expanding operations. If we are unable to manage this growth effectively, our business, operating results and financial condition may be materially adversely affected.

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

WE EXPECT TO INCUR SIGNIFICANT INCREASES IN OUR OPERATING EXPENSES IN THE FORESEEABLE FUTURE, WHICH MAY AFFECT OUR FUTURE PROFITABILITY

         We intend to substantially increase our operating expenses for the foreseeable future as we:

         o increase our sales and marketing activities, including expanding our direct sales and telesales forces;

         o increase our research and development activities;

         o expand our general and administrative activities; and

         o expand our customer support organizations.

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

OUR INTERNATIONAL OPERATIONS AND OUR PLANNED EXPANSION OF OUR INTERNATIONAL OPERATIONS EXPOSES US TO CERTAIN RISKS

         Substantially all of our current international revenues are derived from the operations of our four wholly-owned subsidiaries in Canada, the United Kingdom, Germany, and Australia. Revenues from licenses and services to customers outside of the United States were $5.2 million for the three months ended March 31, 2000, representing 18% of total revenues, and $2.0 million in the three months ended March 31, 1999, representing 16% of total revenues. As a result, we face increasing risks from doing business on an international basis, including, among others:

         o difficulties in staffing and managing foreign operations;

         o longer payment cycles;

         o seasonal reductions in business activity in Europe;

         o increased financial accounting and reporting burdens and complexities;

         o potentially adverse tax consequences;

         o delays in localizing our products;

         o compliance with a wide variety of complex foreign laws and treaties;

         o reduced protection for intellectual property rights in some countries; and

         o licenses, tariffs and other trade barriers.

         In addition, because our international subsidiaries conduct business in the currency of the country in which they operate, we are subject to currency fluctuations and currency transaction losses or gains that are outside of our control.

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

OUR BUSINESS WILL SUFFER IF OUR SOFTWARE CONTAINS ERRORS

         The software products we offer are inherently complex. Despite testing and quality control, we cannot be certain that errors will not be found in current versions, new versions or enhancements of our products after commencement of commercial shipments. Significant technical challenges also arise with our products because our customers purchase and deploy our products across a variety of computer platforms and integrate it with a number of third-party software applications and databases. If new or existing customers have difficulty deploying our products or require significant amounts of customer support, our operating margins could be harmed. Moreover, we could face possible claims and higher development costs if our software contains undetected errors or if we fail to meet our customers' expectations. As a result of the foregoing, we could experience:

         o loss of or delay in revenues and loss of market share;

         o loss of customers;

         o damage to our reputation;

         o failure to achieve market acceptance;

         o diversion of development resources;

         o increased service and warranty costs;

         o legal actions by customers against us which could, whether or not successful, increase costs and distract our management; and

         o increased insurance costs.

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

         Our SQL Navigator, TOAD, Vista Plus and Foglight products contain components developed and maintained by third-party software vendors. For example, we incorporate software licensed from Inso Corporation and Artifex Software into add-on options for our Vista Plus products. Similarly, our Foglight product incorporates software licensed from Inxight. We expect that we may have to incorporate software from third-party vendors in our future products. We may not be able to replace the functionality provided by the third-party software currently offered with our products if that software becomes obsolete, defective or incompatible with future versions of our products or is not adequately maintained or updated. Any significant interruption in the availability of these third-party software products or defects in these products could harm our sales unless and until we can secure an alternative source. Although we believe there are adequate alternate sources for the technology licensed to us by Inso, Artifex, and Inxight, such alternate sources may not provide us with the same functionality as that currently provided to us. Further, we may experience a delay in obtaining an alternate source for the file viewing technology licensed to us by Inso if our license with Inso becomes unavailable for any reason.

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

THE DEMAND FOR OUR PRODUCTS WILL DEPEND ON OUR ABILITY TO ADAPT TO RAPID TECHNOLOGICAL CHANGE

         Our future success will depend on our ability to continue to enhance our current products and to develop and introduce new products on a timely basis that keep pace with technological developments and satisfy increasingly sophisticated customer requirements. Rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards characterize the market for our products. The introduction of products embodying new technologies and the emergence of new industry standards can render our existing products obsolete and unmarketable. As a result of the complexities inherent in today's computing environments and the performance demanded by customers for embedded databases and Web-based products, new products and product enhancements can require long development and testing periods. As a result, significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could have a material adverse effect on our business, operating results and financial condition. We may not be successful in:

         o developing and marketing, on a timely and cost-effective basis, new products or new product enhancements that respond to technological change, evolving industry standards or customer requirements;

         o avoiding difficulties that could delay or prevent the successful development, introduction or marketing of these products; or

         o achieving market acceptance for our new products and product enhancements.

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

         In December 1998, the AICPA issued SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with respect to Certain Transactions. SOP 98-9 amends SOP 97-2 and SOP 98-4, extending the deferral of the application of certain provisions of SOP 97-2 amended by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. The adoption of SOP 98-9 has not had a material effect on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

FOREIGN CURRENCY HEDGING INSTRUMENTS

         We transact business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenues and operating expenses in Canada, the United Kingdom, Germany, and Australia denominated in the respective local currency.

         To date, we have not used hedging contracts to hedge our foreign-currency fluctuation risks. We will assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. We also do not use derivative financial instruments for speculative trading purposes.

INTEREST RATE RISK

         Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We place our investments with high-quality issuers and, by policy, limit the amount of credit exposure to any one issuer. Our investments in marketable securities consist primarily of high-grade corporate and government securities with maturities of less than two years. Investments purchased with an original maturity of three months or less are considered to be cash equivalents. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. At March 31, 2000, the net loss on available-for-sale securities of $0.5 million comprised 46 positions, all with unrealized losses or values equivalent to fair market value.

         The following table provides information about our investment portfolio at March 31, 2000. For investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

                                                            MARCH 31, 2000
                                                         ---------------------
                                                         (dollars in thousands)
         Cash and cash equivalents                              $134,115
         Average interest rate                                      3.06%

         Short-term marketable securities                       $  6,950
         Average interest rate                                      5.43%

         Long-term marketable securities                        $148,940
         Average interest rate                                      6.23%

         Total portfolio                                        $290,005
         Average interest rate                                      4.75%

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

                                     PART II

                                OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

        (c) SALES OF UNREGISTERED SECURITIES.

         1. On January 7, 2000, we issued an aggregate of 1,161,000 shares of our common stock to the former shareholders of Foglight Software, Inc. in connection with our acquisition of Foglight Software, Inc.

         The foregoing transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering, and the Company believes that the transaction was exempt from the registration requirements of the Securities Act by virtue of Section 3(a)(10). The transaction was completed after the California Department of Corporations conducted a fairness hearing.

         (d) USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES.

         On August 18, 1999 we completed the initial public offering of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-80543) that was declared effective by the Securities and Exchange Commission on August 12, 1999. There has been no material change with respect to our use of proceeds from our initial public offering to the information discussed in our Quarterly Report on Form 10-Q for the nine months ended September 30, 1999 and all of the net proceeds from our initial public offering have been applied.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

            EXHIBIT NUMBER      DESCRIPTION

                 27.1           Financial Data Schedule

        (b) REPORTS ON FORM 8-K

            The Company filed a current report on March 16, 2000 reporting a 2-for-1 stock split on March 31, 2000 under Item 5.

            The Company filed a current report on Form 8-K on January 21, 2000 reporting the acquisition of Foglight Software, Inc. under Item 2, which was amended on February 23, 2000 to include historical financial statements of Foglight Software, Inc. and pro forma financial statements under Item 7.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                QUEST SOFTWARE, INC.




May 15, 2000                                    /s/ JOHN J. LASKEY
                                                --------------------------------
                                                John J. Laskey
                                                Chief Financial Officer and Vice
                                                President, Finance
                                                (Principal Financial and
                                                Accounting Officer)

                                 EXHIBIT INDEX

          EXHIBIT
          NUMBER             DESCRIPTION
          -------            -----------

           27.1              Financial Data Schedule