Form 10-Q
period 2000-06-30
QUEST SOFTWARE INC
filed 2000-08-14
CIK 1088033

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

  For the transition period from ______________________ to ____________________

                          Commission File No. 000-26937

                              QUEST SOFTWARE, INC.
--------------------------------------------------------------------------------
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

     The number of shares outstanding of the Registrant's Common Stock, no par value, as of July 31, 2000 was 85,714,855.

                              QUEST SOFTWARE, INC.
                                    FORM 10-Q
                                      INDEX

                                                                                        PAGE NUMBER
                                                                                        -----------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2000 (unaudited)
                  and December 31, 1999.......................................................2

         Consolidated Statements of Operations for the Three and Six
                  Months Ended June 30, 2000 and 1999 (unaudited).............................3

         Consolidated Statements of Comprehensive Operations for the Three and Six
                  Months Ended June 30, 2000 and 1999 (unaudited).............................4

         Consolidated Statements of Cash Flows for the Six Months
                  Ended June 30, 2000 and 1999 (unaudited)....................................5

         Notes to Consolidated Financial Statements (unaudited)...............................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations..........................................................................11

Item 3.  Quantitative and Qualitative Disclosure about Market Risk...........................23


PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds...........................................25

Item 4.  Submission of Matters to a Vote of Security Holders.................................25

Item 6.  Exhibits and Reports on Form 8-K....................................................26

Signatures...................................................................................27

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                              QUEST SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                   JUNE 30,     DECEMBER 31,
                                                                                     2000           1999
                                                                                  ---------     ------------
                                                                                 (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents ..............................................      $  83,290       $ 39,643
    Short-term marketable securities .......................................         40,163         11,000
    Accounts receivable, net ...............................................         19,719         18,771
    Prepaid expenses and other current assets ..............................          7,740          3,244
    Deferred income taxes ..................................................          5,499          2,089
                                                                                  ---------       --------
       Total current assets ................................................        156,411         74,747
Property and equipment, net ................................................         33,033          7,179
Long-term marketable securities ............................................        137,461          4,484
Goodwill and purchased intangible assets, net ..............................        142,969         11,452
Deferred income taxes ......................................................            415            415
Other assets ...............................................................          4,365            872
                                                                                  ---------       --------
       Total assets ........................................................      $ 474,654       $ 99,149
                                                                                  =========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable .......................................................      $   3,918       $  3,436
    Accrued compensation ...................................................          6,132          4,966
    Other accrued expenses .................................................         10,187          7,062
    Income taxes payable ...................................................          1,903          2,030
    Deferred support revenue ...............................................         16,693         13,932
    Deferred license revenue ...............................................          8,495          4,651
                                                                                  ---------       --------
       Total current liabilities ...........................................         47,328         36,077

Long-term liabilities and other ............................................          3,148            403

Shareholders' equity:
    Preferred stock, no par value, 10,000 shares authorized;
       no shares issued or outstanding .....................................             --             --
    Common stock, no par value, 150,000 shares authorized; 85,677 and 77,810 issued and outstanding at June 30, 2000 and December 31, 1999,
       respectively ........................................................        465,616         94,010
    Retained earnings (deficit) ............................................         (8,231)         1,864
    Accumulated other comprehensive loss ...................................           (541)           (26)
    Notes receivable from sale of common stock .............................         (2,602)        (3,115)
    Capital distribution in excess of basis in common stock ................        (30,064)       (30,064)
                                                                                  ---------       --------
       Total shareholders' equity ..........................................        424,178         62,669
                                                                                  ---------       --------
       Total liabilities and shareholders' equity ..........................      $ 474,654       $ 99,149
                                                                                  =========       ========


        See accompanying notes to the consolidated financial statements.

                              QUEST SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                    JUNE 30,                      JUNE 30,
                                                            -----------------------       ----------------------
                                                              2000           1999           2000          1999
                                                            --------       --------       --------       -------
Revenues:
    Licenses .........................................      $ 28,528       $ 11,825       $ 50,423       $21,365
    Services .........................................         8,126          3,625         14,956         6,924
                                                            --------       --------       --------       -------
        Total revenues ...............................        36,654         15,450         65,379        28,289
Cost of revenues:
    Licenses .........................................           870            720          1,505         1,404
    Services .........................................         2,252            834          4,122         1,738
    Amortization of purchased developed technology ...         1,101             --          1,758            --
                                                            --------       --------       --------       -------
        Total cost of revenues .......................         4,223          1,554          7,385         3,142
                                                            --------       --------       --------       -------
Gross profit .........................................        32,431         13,896         57,994        25,147
Operating expenses:
    Sales and marketing ..............................        16,962          7,122         30,876        12,158
    Research and development .........................         9,336          3,276         16,702         6,034
    General and administrative .......................         3,635          2,051          6,732         3,989
    Other compensation costs and goodwill amortization         8,031            775         15,409           775
                                                            --------       --------       --------       -------
        Total operating expenses .....................        37,964         13,224         69,719        22,956
                                                            --------       --------       --------       -------
Income (loss) from operations ........................        (5,533)           672        (11,725)        2,191
Other income (expense), net ..........................         3,665            (31)         4,644            82
                                                            --------       --------       --------       -------
Income (loss) before income tax provision ............        (1,868)           641         (7,081)        2,273
Income tax provision .................................         2,541            270          3,013           959
                                                            --------       --------       --------       -------
Net income (loss) ....................................      $ (4,409)           371       $(10,094)        1,314
                                                            ========                      ========
Preferred stock dividends ............................                          340                          340
                                                                           --------                      -------
Net income applicable to common shareholders .........                     $     31                      $   974
                                                                           ========                      =======

Basic and diluted net income (loss) per share ........      $  (0.05)      $   0.00       $  (0.12)      $  0.01
                                                            ========       ========       ========       =======

Weighted average shares:
    Basic ............................................        85,526         66,283         83,351        77,617
    Diluted ..........................................        85,526         76,439         83,351        85,128


        See accompanying notes to the consolidated financial statements.

                              QUEST SOFTWARE, INC.
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                                               JUNE 30,                 JUNE 30,
                                                          -----------------      -------------------
                                                           2000        1999        2000         1999
                                                          -------      ----      --------       ----
Net income (loss) applicable to common shareholders       $(4,409)      $31      $(10,094)      $974

Other comprehensive loss:
    Unrealized loss on available-for-sale securities          (60)       --          (515)        --
                                                          -------       ---      --------       ----

Comprehensive income (loss) ........................      $(4,469)      $31      $(10,609)      $974
                                                          =======       ===      ========       ====


        See accompanying notes to the consolidated financial statements.

                              QUEST SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                       ------------------------
                                                                                          2000            1999
                                                                                       ---------       --------
Cash flows from operating activities:
     Net income (loss) ..........................................................      $ (10,094)      $  1,314
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization ...........................................         16,783          1,002
        Compensation expense associated with stock option grants ................          1,579             60
        Accrued interest receivable from shareholders ...........................            (98)           (96)
        Changes in assets and liabilities, net of effects of acquisitions:
          Accounts receivable ...................................................           (204)        (3,004)
          Prepaid expenses and other current assets .............................         (4,355)          (888)
          Deferred taxes ........................................................             27             --
          Other assets ..........................................................         (2,657)          (383)
          Accounts payable ......................................................            218            (97)
          Accrued compensation ..................................................          1,186          1,319
          Income taxes payable ..................................................          2,736             --
          Other accrued expenses ................................................         (2,520)         1,471
          Deferred revenue ......................................................          6,009          3,623
                                                                                       ---------       --------
          Net cash provided by operating activities .............................          8,610          4,321

Cash flows used in investing activities:
     Purchases of property and equipment ........................................        (24,206)        (1,520)
     Purchases of software licenses .............................................         (1,265)          (234)
     Cash paid for acquisitions, net of cash acquired ...........................        (30,824)            --
     Purchases of marketable securities .........................................       (258,233)            --
     Sales and maturities of marketable securities ..............................         95,580             --
                                                                                       ---------       --------
          Net cash used in investing activities .................................       (218,948)        (1,754)

Cash flows from financing activities:
     Repayment of notes payable .................................................         (1,410)            (8)
     Proceeds from note payable .................................................             --         10,000
     Repayment of capital lease obligations .....................................           (332)            --
     Proceeds from issuance of preferred stock ..................................             --         25,000
     Repurchase of common stock .................................................             --        (35,000)
     Payment on notes receivable from shareholders for purchase of common stock .             --            230
     Proceeds from exercise of stock options ....................................            803              7
     Proceeds from employee stock purchase plan .................................          1,417             --
     Proceeds from issuance of common stock, net ................................        253,469             --
                                                                                       ---------       --------
          Net cash provided by financing activities .............................        253,947            229
Effect of exchange rate changes on cash and cash equivalents ....................             38             --
                                                                                       ---------       --------
Net increase in cash and cash equivalents .......................................         43,647          2,796
Cash and cash equivalents, beginning of period ..................................         39,643          8,891
                                                                                       ---------       --------
Cash and cash equivalents, end of period ........................................      $  83,290       $ 11,777
                                                                                       =========       ========

Supplemental disclosures of consolidated cash flow information:
    Cash paid for:
        Interest ................................................................      $     120       $     69
                                                                                       =========       ========
        Income taxes ............................................................      $     270       $  1,787
                                                                                       =========       ========

Supplemental schedule of noncash investing and financing activities:
     Accrued interest receivable from shareholders ..............................      $     492       $     96
                                                                                       =========       ========
     Unrealized loss from available-for-sale securities .........................      $    (515)      $     --
                                                                                       =========       ========
     Tax benefit related to stock option exercises ..............................      $  (2,843)      $     --
                                                                                       =========       ========
     Dividends payable on Series B Redeemable Preferred Stock ...................      $      --       $    340
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

                              QUEST SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements of Quest Software, Inc., a California corporation (the "Company" or "Quest"), as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999, respectively, reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with generally accepted accounting principles of interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         Operating results for the three and six month periods ended June 30, 2000, respectively, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

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

         On December 6, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective for the fourth quarter in fiscal year 2000. The Company is currently evaluating the impact of SAB 101 will have on its financial statements, if any.

2. ACQUISITIONS

         On January 7, 2000, the Company acquired all of the outstanding common stock of Foglight Software, Inc. ("Foglight") in exchange for 2.4 million shares of the Company's common stock valued at $101.8 million, cash payments of $0.5 million, and the assumption of unvested Foglight stock options valued at $2.2 million. The acquisition was accounted for as a purchase, and the purchase price, including $0.4 million of direct acquisition costs, was allocated as follows (in thousands):

         Current assets ...............               $     637
         Deferred taxes ...............                   3,140
         Fixed assets .................                     865
         Goodwill and other intangibles                 105,547
         Other assets .................                      28
         Liabilities assumed ..........                  (5,728)
                                                      ---------
            Total purchase price ......               $ 104,489
                                                      =========

         On February 1, 2000, the Company acquired all of the outstanding common stock of QMaster Software Solutions ("QMaster") for a cash payment of $15.0 million, including $0.1 million in direct acquisition costs. The acquisition was accounted for as a purchase, and the purchase price was allocated as follows (in thousands):

         Current assets ...............               $    565
         Fixed assets .................                    106
         Goodwill and other intangibles                 14,953
         Liabilities assumed ..........                   (521)
                                                      --------
            Total purchase price ......               $ 15,103
                                                      ========


         On April 17, 2000, the Company acquired all of the outstanding common stock of Client/Server Solutions, Inc. ("CSSI") for a cash payment of $12.7 million. The Company, acting as escrow agent, has withheld $1.3 million of this amount. The acquisition was accounted for as a purchase, and the purchase price, including $0.3 million of direct acquisition costs, was allocated as follows (in thousands):

         Current assets ...............               $    339
         Fixed assets .................                     17
         Goodwill and other intangibles                 13,238
         Liabilities assumed ..........                   (601)
                                                      --------
            Total purchase price ......               $ 12,993
                                                      ========


         On April 27, 2000, the Company acquired all of the outstanding common stock of MessageWise, Inc. ("MessageWise") in exchange for 202,000 exchangeable shares of a subsidiary of the Company valued at $8.1 million (each of which is exchangeable for one share of common stock of the Company) and cash payments of $4.1 million. The acquisition was accounted for as a purchase, and the purchase price, including $0.3 million of direct acquisition costs, was allocated as follows (in thousands):

         Current assets ...............               $    630
         Deferred taxes ...............                    267
         Fixed assets .................                     70
         Goodwill and other intangibles                 12,403
         Liabilities assumed ..........                   (861)
                                                      --------
            Total purchase price ......               $ 12,509
                                                      ========


         On June 29, 2000, the Company signed a definitive agreement to acquire FastLane Technologies for a combination of cash and stock totaling approximately $100 million. The acquisition, which the Company expects to complete in the third quarter of 2000, will be accounted for as a purchase.

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

         The table below sets forth the reconciliation of the denominator of the earnings per share calculations (in thousands):

                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                           JUNE 30,                JUNE 30,
                                                      ------------------      ------------------
                                                       2000        1999        2000        1999
                                                      ------      ------      ------      ------
Shares used in computing basic net income (loss)
   per share ...................................      85,526      66,283      83,351      77,617
Dilutive effect of stock options ...............          --(1)    4,002          --(1)    4,417
Convertible preferred stock ....................          --       6,154          --       3,094
                                                      ------      ------      ------      ------
Shares used in computing diluted net income
   (loss) per share ............................      85,526      76,439      83,351      85,128
                                                      ======      ======      ======      ======

     (1) Effect would have been anti-dilutive, accordingly, the amount is excluded from shares used in computing diluted net income (loss) per share. The dilutive effect of stock options would have been 5,922 and 6,098 for the three and six months ended June 30, 2000, respectively.


4. ACCUMULATED OTHER COMPREHENSIVE LOSS

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires enterprises to report comprehensive income and its components in general-purpose financial statements. SFAS No. 130 was effective for the Company beginning January 1, 1998. Accordingly, the Company has prepared Statements of Comprehensive Operations for the three month period ended March 31, 2000. Accumulated other comprehensive operations as of March 31, 2000 is comprised of the following (in thousands):

                                                 UNREALIZED
                                                  LOSS ON
                                             AVAILABLE-FOR-SALE
                                                 SECURITIES
                                             ------------------
         Balance, December 31, 1999                $ (26)
             Current period changes                 (515)
                                                   -----
         Balance, June 30, 2000 ...                $(541)
                                                   =====


5. SHAREHOLDERS' EQUITY

         In February 2000, 238,000 shares of common stock were issued under the Company's Employee Stock Purchase Plan at a price of $5.95 per share.

         In March 2000, the Company and certain selling shareholders sold 8.4 million shares of its common stock as part of a secondary offering. Of the shares sold in the offering, 3.8 million shares were sold by the Company and 4.6 million shares were sold by existing shareholders. The Company's net proceeds from its sale of stock were $253.6 million, after underwriting and offering expenses. The Company plans to use the proceeds of the offering for general corporate purposes, including working capital, expanding sales and marketing efforts, product development, expansion of its customer support organization, possible acquisitions and capital expenditures. The Company did not receive any proceeds from the shares sold by existing shareholders.

         In March 2000, the Company completed a 2-for-1 stock split of its common stock, effective on March 31, 2000, for shareholders of record on March 20, 2000. The consolidated financials statements have been adjusted to reflect the split, for all periods presented. In connection with the stock split, the Company amended its articles of incorporation to increase the total number of shares of stock which the Company is authorized to issue to 160 million, consisting of 150 million shares of no par value common stock and 10 million of no par value preferred stock.

6. STOCK OPTION PLANS

         The following table summarizes information about stock options outstanding as of June 30, 2000 (in thousands, except for per share data):

                                                                                      Number of Options
                                                   Number of                          Exercisable as of
                                                    Shares        Price per Share       June 30, 2000
                                                   ---------      ---------------     -----------------
         Balance at December 31, 1999               10,512        $0.50 - $40.25

              Granted                                3,302         0.05 -  40.02
              Exercised                             (1,345)        0.05 -   1.19
              Canceled                                (722)        0.50 -  40.25
                                                    ------

         Balance at June 30, 2000                   11,747        $0.50 - $40.25             1,229
                                                    ======

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

         Operating segment data for the three and six months ended June 30, 2000 and 1999, respectively, was as follows (in thousands):

                                        LICENSES          SERVICES         TOTAL
                                        --------          --------        -------
Three months ended June 30, 2000:
     Revenues                            $28,528           $ 8,126        $36,654
     Cost of revenues                      1,971(1)          2,252          4,223
                                         -------           -------        -------
         Gross profit                    $26,557           $ 5,874        $32,431
                                         =======           =======        =======

Three months ended June 30, 1999:
     Revenues                            $11,825           $ 3,625        $15,450
     Cost of revenues                        720               834          1,554
                                         -------           -------        -------
         Gross profit                    $11,105           $ 2,791        $13,896
                                         =======           =======        =======

Six months ended June 30, 2000:
     Revenues                            $50,423           $14,956        $65,379
     Cost of revenues                      3,263(1)          4,122          7,385
                                         -------           -------        -------
         Gross profit                    $47,160           $10,834        $57,994
                                         =======           =======        =======

Six months ended June 30, 1999:
     Revenues                            $21,365           $ 6,924        $28,289
     Cost of revenues                      1,404             1,738          3,142
                                         -------           -------        -------
         Gross profit                    $19,961           $ 5,186        $25,147
                                         =======           =======        =======

(1) Includes amortization of purchased developed technology of $1,101 and $1,758 for the three and six months ended June 30, 2000, respectively, which is included in total cost of revenues in the accompanying Consolidated Statements of Operations.


         Revenues are attributed to geographic areas based on the location of the entity to which the products or services were sold. Revenues and gross profit from operations and long-lived assets concerning principal geographic areas in which the Company operates are as follows (in thousands):

                                       UNITED STATES    INTERNATIONAL    ELIMINATIONS     TOTAL
                                       -------------    -------------    ------------    --------
Three months ended June 30, 2000:
     Revenues                            $ 30,365         $ 8,332          $(2,043)      $ 36,654
     Gross profit                          28,800           5,669           (2,038)        32,431
     Long-lived assets                    175,555(1)        1,886               --        177,441

Three months ended June 30, 1999:
     Revenues                            $ 12,788         $ 3,019          $  (357)      $ 15,450
     Gross profit                          11,368           2,886             (358)        13,896
     Long-lived assets                      2,142             525               --          2,667

Six months ended June 30, 2000:
     Revenues                            $ 53,874         $15,439          $(3,934)      $ 65,379
     Gross profit                          51,779          10,196           (3,981)        57,994
     Long-lived assets                    175,555(1)        1,886               --        177,441

Six months ended June 30, 1999:
     Revenues                            $ 24,573         $ 4,799          $(1,083)      $ 28,289
     Gross profit                          21,662           4,574           (1,089)        25,147
     Long-lived assets                      2,142             525               --          2,667

(1) Includes $1,439 of other intangible assets (net), which are included in other assets in the accompanying Consolidated Balance Sheet.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements in this report, including statements regarding the Company's strategy, financial performance and revenue sources, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbors created by those sections. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under "Risk Factors" and elsewhere in this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC, including the Company's Annual Report on Form 10-K for the year ended December 31, 1999, that attempt to advise interested parties of certain risks and factors that may affect the Company's business. Readers are cautioned not to place undue reliance on these forward-looking statements to reflect events or circumstances occurring after the date hereof. The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto.

OVERVIEW

         We provide application and information availability software solutions that enhance the performance and reliability of an organization's e-business, packaged and custom applications, and enable the delivery of information across the extended enterprise.

         We derive our revenues primarily from the sale of software licenses and related services. Pricing of our software licenses is based on the number of servers, workstations and/or users of our products. Services consist primarily of annual maintenance contracts for technical support and product enhancements, and consulting services. Maintenance fees are generally renewable annually at the customer's option and the fees are recognized over the term of each agreement.

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

RESULTS OF OPERATIONS

         The following table sets forth certain consolidated statements of operations data as a percentage of total revenues for the periods indicated:

                                                          Three months ended       Six months ended
                                                               June 30,                June 30,
                                                          ------------------       ----------------
                                                           2000        1999        2000        1999
                                                           ----        ----        ----        ----
Revenues:
     Licenses                                                78%         77%         77%         76%
     Services                                                22          23          23          24
                                                           ----         ---        ----         ---
         Total revenues                                     100         100         100         100
Cost of revenues:
     Licenses                                                 3           5           2           5
     Services                                                 6           5           6           6
     Amortization of purchased developed technology           3          --           3          --
                                                           ----         ---        ----         ---
         Total cost of revenues                              12          10          11          11
                                                           ----         ---        ----         ---
Gross profit                                                 88          90          89          89
Operating expenses:
     Sales and marketing                                     46          46          47          43
     Research and development                                25          21          26          21
     General and administrative                              10          13          10          14
     Other compensation costs and goodwill amortization      22           5          24           3
                                                           ----         ---        ----         ---
         Total operating expenses                           103          85         107          81
                                                           ----         ---        ----         ---
Income (loss) from operations                               (15)          5         (18)          8
Other income (expense), net                                  10          --           7          --
                                                           ----         ---        ----         ---
Income (loss) before income tax provision                    (5)          5         (11)          8
Income tax provision                                          7           2           4           3
                                                           ----         ---        ----         ---
Net income (loss)                                           (12)%         3         (15)%         5
                                                           ====                    ====
Preferred stock dividends                                                 3                       2
                                                                        ---                     ---
Net income applicable to common shareholders                              0%                      3%
                                                                        ===                     ===


THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

REVENUES

         Total revenues for the three and six months ended June 30, 2000 were $36.7 million and $65.4 million, respectively, an increase of 137% and 131%, respectively, from the comparable periods of 1999. International revenues for the three and six months ended June 30, 2000 were $8.3 million and $15.4 million, respectively, an increase of 176% and 222%, respectively, from the comparable periods of 1999.

         LICENSES

         Licenses revenues for the three and six months ended June 30, 2000 were $28.5 million and $50.4 million, respectively, an increase of 141% and 136%, respectively, from the comparable periods of 1999. The increase resulted both from the 119% increase in the size of our worldwide sales organization since June 30, 1999 as well as the availability of new products, primarily the Foglight enterprise monitoring product. Licenses revenues represented 78% and 77% of total revenues for the three and six months ended June 30, 2000, respectively, compared to 77% and 76%, respectively, for the comparable periods of 1999. International licenses revenues for the three and six months ended June 30, 2000 were $4.9 million and $9.2 million, respectively, an increase of 32% and 76%, respectively, from the comparable periods of 1999 due to the growth of our international sales organization.

         SERVICES

         Services revenues for the three and six months ended June 30, 2000 were $8.1 million and $15.0 million, respectively, an increase of 124% and 116%, respectively, from the comparable periods of 1999. The increase in services for the three and six months of 2000 reflected increases in the installed base of customers that purchased maintenance. Services revenues represented 22% and 23% of total revenues for the three and six months of 2000, respectively, compared to 23% and 24%, respectively, in the comparable periods of 1999. International services revenues for the three and six months ended June 30, 2000 were $1.5 million and $2.4 million, respectively, an increase of 185% and 135%, respectively, from the comparable periods of 1999.

         COST OF LICENSES

         Cost of licenses includes amortization of software licenses, product media, printing and duplication costs, and royalties to former owners of acquired technologies. Cost of licenses for the three and six months ended June 30, 2000 were $0.9 million and $1.5 million, respectively, an increase of 21% and 7%, respectively, from the comparable periods of 1999. This increase was principally a result of an increase in product media, duplication costs and printing compared to the comparable periods of 1999. These costs as a percentage of license revenues in the three and six months ended June 30, 2000 were 3%, compared to 6% and 7%, respectively, in the comparable periods of 1999. The decreases for the three and six months of 2000 as a percentage of licenses revenues resulted from increased licenses revenues without a corresponding increase in amortization of software licenses, which do not vary by the number of licenses sold.

         COST OF SERVICES

         Cost of services includes salaries and related costs for customer support and consulting personnel. Cost of services for the three and six months ended June 30, 2000 were $2.3 million and $4.1 million, respectively, an increase of 170% and 137%, respectively, from the comparable periods of 1999. The increases were primarily due to a 121% increase in the number of customer support personnel required to manage and support our growing customer base as well as the increased number of product offerings since June 30, 1999. Also contributing to the increased costs were related training and travel expenses. We have also formed a professional services consulting organization during the first half of 2000 which did not exist in 1999. Cost of services as a percentage of services revenues in the three and six months ended June 30, 2000 were 28%, compared to 23% and 25% in the respective periods of 1999. We expect the cost of services to increase in absolute dollars for the foreseeable future as additional customer support and consulting personnel are retained.

         AMORTIZATION OF PURCHASED DEVELOPED TECHNOLOGY

         Amortization of purchased developed technology of $1.1 million and $1.8 million for the three and six months ended June 30, 2000, respectively, relates to amortization of developed technology of companies acquired. There were no similar costs in the same periods of 1999.

OPERATING EXPENSES

         SALES AND MARKETING

         Sales and marketing expenses consist primarily of salaries, commissions earned by sales personnel, recruiting costs, trade shows, travel and entertainment, and other marketing communications costs such as advertising and promotion. Sales and marketing expenses for the three and six months ended June 30, 2000 were $17.0 million and $30.9 million, respectively, an increase of 138% and 154%, respectively, from the comparable periods of 1999. The increases reflect increased salaries and related expenses due to the 112% increase in our sales and marketing organization personnel since June 30, 1999. Also contributing to the increases were an increase in sales commissions due to revenue growth, as well as increases in trade show and conference expenses due to greater participation in such activities. Sales and marketing expenses as a percentage of total revenues in the three and six months ended June 30, 2000 were 46% and 47%, respectively, compared to 46% and 43%, in the respective periods of 1999. We expect that sales and marketing expenses will continue to increase in absolute dollars for the foreseeable future as commissions increase with expected increases in revenues and as we continue to expand the size of our sales and marketing organization.

         RESEARCH AND DEVELOPMENT

         Research and development expenses consist primarily of salaries and benefits for software developers, software product managers and quality assurance personnel, and payments to outside software development contractors. Research and development expenses for the three and six months ended June 30, 2000 were $9.3 million and $16.7 million, respectively, an increase of 185% and 177%, respectively, from the comparable periods of 1999. The increases were primarily related to a 167% increase in the number of R&D personnel since June 30, 1999, resulting primarily from additions to our domestic, Australian, and Canadian development operations. These expenses as a percentage of total revenues in the three and six months ended June 30, 2000 were 25% and 26%, respectively, compared to 21%, in the comparable periods of 1999. We expect that research and development expenses will continue to increase in absolute dollars for the foreseeable future as additional development personnel are hired.

         GENERAL AND ADMINISTRATIVE

         General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, administrative and information services personnel. General and administrative expenses for the three and six months ended June 30, 2000 were $3.6 million and $6.7 million, respectively, an increase of 77% and 69%, respectively, from the comparable periods of 1999. The increases were primarily due to increases in salaries and related expenses due to an increase in headcount necessary to support our expanding operations. These expenses as a percentage of total revenues in the three and six months ended June 30, 2000 were 10%, compared to 13% and 14%, respectively, in the comparable periods of 1999. We expect that general and administrative expenses will continue to increase in absolute dollars for the foreseeable future as a result of the continued expansion of administrative staff and expenses associated with being a public company, including annual and other public reporting costs, directors' and officers' liability insurance premiums, investor relations programs and professional services fees.

         OTHER COMPENSATION COSTS AND GOODWILL AMORTIZATION

         Other compensation costs and goodwill amortization for the three and six months ended June 30, 2000 were $8.0 million and $15.4 million, respectively, compared to $0.8 million in the same periods of 1999. The increase in these costs was primarily attributable to amortization of goodwill associated with acquisitions during the first six months of 2000. Goodwill amortization for the three and six months ended June 30, 2000 was $7.1 million and $12.8 million, respectively, versus none in the same periods of 1999.

         OTHER INCOME (EXPENSE), NET

         Other income (expense), net is comprised of interest income, interest expense and foreign currency transaction gains and losses. Other income (expense), net for the three and six months ended June 30, 2000 were $3.7 million and $4.6 million, respectively, compared to $0.0 million and $0.1 million in the same periods of 1999. The increases during the three and six months of 2000 were primarily due to increases in interest income from larger cash and marketable securities balances related to the proceeds from our initial and secondary offerings in August 1999 and March 2000, respectively.

         PROVISION FOR INCOME TAXES

         Provision for income taxes for the three and six months ended June 30, 2000 were $2.5 million and $3.0 million, respectively. Excluding other compensation costs and amortization of goodwill as well as amortization of purchased intangible assets, our effective income tax rate for the three and six months ended June 30, 2000 was 40%, compared to 42% for the comparable periods of 1999.

         NET INCOME (LOSS)

         Net loss for the three and six months ended June 30, 2000 was $4.4 million and $10.1 million, respectively, compared with net income of $0.3 million and $1.3 million, respectively, in the comparable periods of 1999 due to the factors noted above.

         NET INCOME APPLICABLE TO COMMON SHAREHOLDERS

         Net income applicable to common shareholders for the three and six months ended June 30, 1999 was $0.0 million and $1.0 million, respectively, resulting from cumulative dividends paid on the Series B Redeemable Preferred Stock. There were no comparable costs during the first three and six months of 2000.

INFLATION

         Inflation has not had a significant effect on our results of operations or financial position for the three and six months ended June 30, 2000 or the comparable periods of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         We have funded our business to date primarily from cash generated by our operations, net proceeds of $64.9 million from our initial public offering in August 1999, and net proceeds of $253.6 million from our secondary offering in March 2000. Our sources of liquidity as of June 30, 2000 consisted principally of cash and cash equivalents of $83.3 million and $177.6 million in high grade corporate and government short-term and long-term marketable securities.

         Net cash provided by operating activities was $8.6 million and $4.3 million for the six months ended June 30, 2000 and 1999, respectively.

          Investing activities used $218.9 million and $1.8 million for the six months ended June 30, 2000 and 1999, respectively. The increase is due primarily of purchases and sales of marketable securities, acquisitions, and capital expenditures. Purchases of marketable securities were $258.2 million for the six months ended June 30, 2000 versus none in the same period of 1999. Cash paid for acquisitions, net of cash acquired was $30.8 million in the six months ended June 30, 2000 versus none in the same period of 1999.

         Financing activities provided $253.9 million and $0.2 million for the six months ended June 30, 2000 and 1999, respectively. In March 2000, we raised net proceeds of $253.6 million from a secondary public offering of 8.4 million shares of our common stock at a price of $70.00 per share. Of the shares sold in the offering, 3.8 million shares were sold by the Company and 4.6 million shares were sold by existing shareholders. We did not receive any proceeds from the shares sold by the selling shareholders.

         We plan to continue to use the proceeds of the offerings for general corporate purposes, including working capital, expanding sales and marketing efforts, product development, expansion of our customer support organization, possible acquisitions and capital expenditures.

         We believe that our existing cash and investment balances and cash from operations will be sufficient to finance our operations through at least the next 12 months. If additional financing is needed, we can not assure you that such financing will be available to us at commercially reasonable terms or at all.

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

ACQUISITIONS OF COMPANIES OR TECHNOLOGIES MAY RESULT IN DISRUPTIONS TO OUR BUSINESS AND DIVERSION OF MANAGEMENT ATTENTION

         We have in the past made and we expect to continue to make acquisitions of complementary companies, products or technologies. In this regard, we recently acquired Client Server Solutions, Inc. and MessageWise, Inc. If we make any additional acquisitions, we will be required to assimilate the operations, products and personnel of the acquired businesses and train, retain and motivate key personnel from the acquired businesses. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may subject us to liabilities and risks that are not known or identifiable at the time of the acquisition or may cause disruptions in our operations and divert management's attention from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners. We may have to incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities for any acquisition could be substantially dilutive to our shareholders. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other intangible assets. In consummating acquisitions, we are also subject to risks of entering geographic and business markets in which we have no or limited prior experience. If we are unable to fully integrate acquired businesses, products or technologies with our existing operations, we may not receive the intended benefits of acquisition.

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

OUR PAST AND FUTURE GROWTH MAY STRAIN OUR MANAGEMENT, ADMINISTRATIVE, OPERATIONAL AND FINANCIAL INFRASTRUCTURE

         We have recently experienced a period of rapid growth in our operations that has placed and will continue to place a strain on our management, administrative, operational and financial infrastructure. During this period, we have experienced an increase in the number of our employees, increasing demands on our operating and financial systems and personnel, and an expansion in the geographic coverage of our operations. The number of our full-time employees increased from 415 as of June 30, 1999 to 1,000 as of June 30, 2000. Our ability to manage our operations and growth requires us to continue to improve our operational, financial and management controls, and reporting systems and procedures. In addition, we will be required to hire additional management, financial, and sales and marketing personnel to manage our expanding operations. If we are unable to manage this growth effectively, our business, operating results and financial condition may be materially adversely affected.

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

OUR INTERNATIONAL OPERATIONS AND OUR PLANNED EXPANSION OF OUR INTERNATIONAL OPERATIONS EXPOSES US TO CERTAIN RISKS

         Substantially all of our current international revenues are derived from the operations of our four wholly-owned subsidiaries in Canada, the United Kingdom, Germany, and Australia. Revenues from licenses and services to customers outside of the United States were $8.3 million and $15.4 million for the three and six months ended June 30, 2000, respectively, compared to $3.0 and $4.8 million in the same periods of 1999. International revenues, after eliminations, represented 17% and 18% of total revenues for the three and six months ended June 30, 2000, respectively, compared with 17% and 13% in the same periods of 1999. As a result, we face increasing risks from doing business on an international basis, including, among others:

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

         On December 6, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective for the fourth quarter in fiscal year 2000. The Company is currently evaluating the impact of SAB 101 will have on its financial statements, if any.

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

INTEREST RATE RISK

         Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We place our investments with high-quality issuers and, by policy, limit the amount of credit exposure to any one issuer. Our investments in marketable securities consist primarily of high-grade corporate and government securities with maturities of less than two years. Investments purchased with an original maturity of three months or less are considered to be cash equivalents. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. At June 30, 2000, the net loss on available-for-sale securities of $0.5 million comprised 58 positions, all with unrealized losses or values equivalent to fair market value.

         The following table provides information about our investment portfolio at June 30, 2000:

                                                             JUNE 30, 2000
                                                             -------------
                                                         (dollars in thousands)
                 Cash and cash equivalents                      $83,290
                 Average interest rate                             4.21%

                 Short-term marketable securities               $40,163
                 Average interest rate                             6.34%

                 Long-term marketable securities               $137,461
                 Average interest rate                             6.39%

                 Total portfolio                               $260,914
                 Average interest rate                             5.69%

         We consider the carrying value of our investment securities to approximate their fair value due to the relatively short period of time between origination of the investments and their expected realization. We also maintain a level of cash and cash equivalents such that we have generally been able to hold our investments to maturity. Accordingly, changes in the market interest rate would not have a material effect on the fair value of such investments.

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

                                     PART II

                                OTHER INFORMATION

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) SALES OF UNREGISTERED SECURITIES.

         On April 27, 2000, we issued an aggregate of 202,000 exchangeable shares of our Canadian subsidiary to the former shareholders of MessageWise, Inc. in connection with our acquisition of MessageWise, Inc. Each of the exchangeable shares of our Canadian subsidiary are exchangeable for one share of the Company's common stock.

         The foregoing transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering, and the Company believes that the transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) The Company's Annual Meeting of Shareholders was held on May 16, 2000.

         (b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended, there was no solicitation in opposition to the management's nominees as listed in the proxy statement, and all of such nominees were elected.

         (c) At the Annual Meeting, our shareholders elected Vincent C. Smith, David M. Doyle, Doran G. Machin and Jerry Murdock, Jr. as directors, approved a proposal to amend the Company's 1999 Stock Incentive Plan to increase the aggregate number of shares of Common Stock reserved for issuance thereunder to 17,500,000 shares and ratified the appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending December 31, 2000. Set forth below are the number of votes cast for, against or withheld, as well as the number of abstentions as to each matter (there were no broker non-votes).

                  (1)      Election of Directors:

                       Nominee                 For        Against    Withheld
                       -------              ----------    -------    --------
                       Vincent C. Smith     68,506,274       0       6,767,726
                       David M. Doyle       68,506,274       0       6,767,726
                       Doran Machin         68,506,274       0       6,767,726
                       Jerry Murdock, Jr.   68,506,274       0       6,767,726

                  (2)      Amendment to 1999 Stock Incentive Plan:

                              For          Against       Abstentions

                           65,714,279     9,556,538         3,183

                  (3)      Ratification of Appointment of Deloitte & Touche LLP:

                              For           Against      Abstentions

                           75,270,224        2,397         1,379

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

         EXHIBIT NUMBER   DESCRIPTION

               3.3 Certificate of Amendment of Second Amended and Restated Articles of Incorporation, as filed with the California Secretary of State on March 31, 2000.

              27.1        Financial Data Schedule

         (b)      REPORTS ON FORM 8-K

                  The Company Filed a current report on July 13, 2000 Reporting its execution on June 28, 2000 Of a definitive agreement to acquire Fastlane Technologies, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        QUEST SOFTWARE, INC.



         August 14, 2000                /s/ JOHN J. LASKEY
                                        ----------------------------------------
                                        John J. Laskey
                                        Chief Financial Officer and Vice
                                        President, Finance (Principal Financial
                                        and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit Number                     Description
--------------                     -----------

     3.3 Certificate of Amendment of Second Amended and Restated Articles of Incorporation, as filed with the California Secretary of State on March 31, 2000.

    27.1            Financial Data Schedule