Form 10-Q
period 2000-09-30
QUEST SOFTWARE INC
filed 2000-11-14
CIK 1088033

                                    UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________


                          Commission File No. 000-26937

                              QUEST SOFTWARE, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             CALIFORNIA                                  33-0231678
-------------------------------------       ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

       8001 IRVINE CENTER DRIVE
           IRVINE, CALIFORNIA                               92618
----------------------------------------               ---------------
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

Yes   [X]   No [ ]

    The number of shares outstanding of the Registrant's Common Stock, no par value, as of November 9, 2000 was 88,265,607.

                              QUEST SOFTWARE, INC.
                                    FORM 10-Q
                                      INDEX

                                                                                              PAGE NUMBER
                                                                                              -----------
PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets as of September 30, 2000 (unaudited)
               and December 31, 1999.........................................................     2

        Consolidated Statements of Operations for the Three and Nine
               Months Ended September 30, 2000 and 1999 (unaudited)..........................     3

        Consolidated Statements of Comprehensive Operations for the Three and Nine
               Months Ended September 30, 2000 and 1999 (unaudited)..........................     4

        Consolidated Statements of Cash Flows for the Nine Months
               Ended September 30, 2000 and 1999 (unaudited).................................     5

        Notes to Consolidated Financial Statements (unaudited)...............................     6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
        Operations..........................................................................     12

Item 3. Quantitative and Qualitative Disclosure about Market Risk...........................     24


PART II.   OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds...........................................     26

Item 6. Exhibits and Reports on Form 8-K....................................................     26

Signatures..................................................................................     27

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                              QUEST SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                         SEPTEMBER 30,      DECEMBER 31,
ASSETS                                                                       2000              1999
                                                                           ---------        -----------
                                                                          (UNAUDITED)
Current assets:
    Cash and cash equivalents                                              $  34,675         $  39,643
    Short-term marketable securities                                          35,271            11,000
    Accounts receivable, net                                                  25,036            18,771
    Prepaid expenses and other current assets                                  8,651             3,244
    Deferred income taxes                                                      5,467             2,089
                                                                           ---------         ---------
       Total current assets                                                  109,100            74,747
    Property and equipment, net                                               41,594             7,179
    Long-term marketable securities                                          143,472             4,484
    Goodwill and purchased intangible assets, net                            263,499            11,452
    Deferred income taxes                                                        415               415
    Other assets                                                               4,242               872
                                                                           ---------         ---------
       Total assets                                                        $ 562,322         $  99,149
                                                                           =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                       $   7,135         $   3,436
    Accrued compensation                                                       8,224             4,966
    Other accrued expenses                                                    14,776             7,062
    Income taxes payable                                                         515             2,030
    Deferred support revenue                                                  19,267            13,932
    Deferred license revenue                                                   7,610             4,651
                                                                           ---------         ---------
       Total current liabilities                                              57,527            36,077

Long-term liabilities and other                                                6,174               403

Shareholders' equity:
    Preferred stock, no par value, 10,000 shares authorized;
      no shares issued or outstanding                                             --                --
    Common stock, no par value, 150,000 shares authorized;
      88,034 and 77,810 issued and outstanding at September 30,
      2000 and December 31, 1999, respectively                               561,894            94,010
    Retained (deficit) earnings                                              (14,490)            1,864
    Accumulated other comprehensive loss                                        (129)              (26)
    Notes receivable from sale of common stock                               (18,590)           (3,115)
    Capital distribution in excess of basis in common stock                  (30,064)          (30,064)
                                                                           ---------         ---------
       Total shareholders' equity                                            498,621            62,669
                                                                           ---------         ---------
       Total liabilities and shareholders' equity                          $ 562,322         $  99,149
                                                                           =========         =========


        See accompanying notes to the consolidated financial statements.

                              QUEST SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                      SEPTEMBER 30,
                                                           ---------------------------        ---------------------------
                                                              2000              1999             2000             1999
                                                           ---------         ---------        ---------         ---------
Revenues:
    Licenses                                               $  34,036         $  13,995        $  84,459         $  35,360
    Services                                                  10,086             4,313           25,043            11,237
                                                           ---------         ---------        ---------         ---------
        Total revenues                                        44,122            18,308          109,502            46,597
Cost of revenues:
    Licenses                                                     874               734            2,379             2,138
    Services                                                   2,911             1,154            7,034             2,892
    Amortization of purchased intangible assets                1,244                --            3,002                --
                                                           ---------         ---------        ---------         ---------
        Total cost of revenues                                 5,029             1,888           12,415             5,030
                                                           ---------         ---------        ---------         ---------
Gross profit                                                  39,093            16,420           97,087            41,567
Operating expenses:
    Sales and marketing                                       20,581             8,321           51,457            20,479
    Research and development                                  11,118             4,502           27,820            10,536
    General and administrative                                 5,052             2,787           11,777             6,776
    Amortization of purchased intangible assets and
        other compensation costs                              10,456               186           25,865               961
                                                           ---------         ---------        ---------         ---------
        Total operating expenses                              47,207            15,796          116,919            38,752
                                                           ---------         ---------        ---------         ---------
Income (loss) from operations                                 (8,114)              624          (19,832)            2,815
Other income, net                                              3,680               278            8,317               360
                                                           ---------         ---------        ---------         ---------
Income (loss) before income tax provision                     (4,434)              902          (11,515)            3,175
Income tax provision                                           1,825               380            4,838             1,339
                                                           ---------         ---------        ---------         ---------
Net income (loss)                                          $  (6,259)              522        $ (16,353)            1,836
                                                           =========                          =========
Preferred stock dividends                                                          250                                590
                                                                             ---------                          ---------
Net income applicable to common shareholders                                 $     272                          $   1,246
                                                                             =========                          =========

Net income (loss) per share:
    Basic                                                  $   (0.07)        $    0.00        $   (0.19)        $    0.02
                                                           =========         =========        =========         =========
    Diluted                                                $   (0.07)        $    0.00        $   (0.19)        $    0.01
                                                           =========         =========        =========         =========

Weighted average shares:
    Basic                                                     86,536            68,898           84,420            80,216
    Diluted                                                   86,536            80,842           84,420            85,074


        See accompanying notes to the consolidated financial statements.

                              QUEST SOFTWARE, INC.
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                    SEPTEMBER 30,
                                                                   -------------------------        -------------------------
                                                                     2000             1999            2000             1999
                                                                   --------         --------        --------         --------
Net income (loss) applicable to common shareholders                $ (6,259)        $    272        $(16,353)        $  1,246

Other comprehensive gain (loss):
    Unrealized gain (loss) on available-for-sale securities             412               --            (103)              --
                                                                   --------         --------        --------         --------

Comprehensive income (loss)                                        $ (5,847)        $    272        $(16,456)        $  1,246
                                                                   ========         ========        ========         ========


        See accompanying notes to the consolidated financial statements.

                              QUEST SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                          ---------------------------
                                                                             2000              1999
                                                                          ---------         ---------
Cash flows from operating activities:
    Net income (loss)                                                     $ (16,353)        $   1,836
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Depreciation and amortization                                        28,020             1,617
        Compensation expense associated with stock option grants              2,778               246
        Accrued interest receivable from shareholders                          (313)             (142)
        Changes in assets and liabilities, net of effects
          of acquisitions:
          Accounts receivable                                                (3,514)           (5,916)
          Prepaid expenses and other current assets                          (4,293)             (731)
          Deferred taxes                                                         29                --
          Other assets                                                       (2,516)             (262)
          Accounts payable                                                    2,673              (300)
          Accrued compensation                                                2,740             1,794
          Income taxes payable                                                3,032                --
          Other accrued expenses                                             (2,833)            2,362
          Deferred revenue                                                    6,106             5,670
                                                                          ---------         ---------
          Net cash provided by operating activities                          15,556             6,174

Cash flows used in investing activities:
    Purchases of property and equipment                                     (35,489)           (3,437)
    Purchases of software licenses                                           (1,265)             (234)
    Cash paid for acquisitions, net of cash acquired                        (78,502)             (496)
    Purchases of marketable securities                                     (291,895)          (12,153)
    Sales and maturities of marketable securities                           128,532                --
                                                                          ---------         ---------
        Net cash used in investing activities                              (278,619)          (16,320)

Cash flows from financing activities:
    Repayment of notes payable                                               (1,910)          (10,000)
    Repurchase of common stock                                                  (33)          (35,000)
    Repayment of capital lease obligations                                     (390)               --
    Redemption of preferred stock                                                --           (10,000)
    Dividends paid on redeemable preferred stock                                 --              (590)
    Repayment of note payable to related party                                   --                (8)
    Proceeds from note payable                                                   --            10,000
    Proceeds from issuance of preferred stock                                    --            25,000
    Payment on notes receivable from shareholders for
      purchase of common stock                                                   --               230
    Proceeds from exercise of stock options                                   3,449                33
    Proceeds from employee stock purchase plan                                3,438                --
    Proceeds from issuance of common stock, net                             253,469            64,858
                                                                          ---------         ---------
        Net cash provided by financing activities                           258,023            44,523
Effect of exchange rate changes on cash and cash equivalents                     72                --
                                                                          ---------         ---------
Net (decrease) increase in cash and cash equivalents                         (4,968)           34,377
Cash and cash equivalents, beginning of period                               39,643             8,981
                                                                          ---------         ---------
Cash and cash equivalents, end of period                                  $  34,675         $  43,358
                                                                          =========         =========
Supplemental disclosures of consolidated cash flow information:
    Cash paid for:
      Interest                                                            $     137         $     256
                                                                          =========         =========
      Income taxes                                                        $   1,709         $   1,812
                                                                          =========         =========
Supplemental schedule of noncash investing and financing activities:
    Accrued interest receivable from shareholders                         $     707         $     142
                                                                          =========         =========
    Unrealized loss from available-for-sale securities                    $    (103)        $      --
                                                                          =========         =========
    Tax benefit related to stock option exercises                         $  (4,547)        $      --
                                                                          =========         =========
    Conversion of Series A Redeemable Preferred Stock into common stock   $      --         $  15,000
                                                                          =========         =========


      See Note 2 for details of assets acquired and liabilities assumed in purchase transactions.
        See accompanying notes to the consolidated financial statements.

                              QUEST SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

        The accompanying unaudited interim consolidated financial statements of Quest Software, Inc., a California corporation (the "Company" or "Quest"), as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with generally accepted accounting principles of interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

        Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

NEW ACCOUNTING PRONOUNCEMENTS:

        In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), which the Company is required to adopt effective in its fiscal year 2001. SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. The Company does not currently engage in hedging activities but will continue to evaluate the effects of adopting SFAS No. 133.

        On December 6, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective for the fourth quarter in fiscal year 2000. The adoption of SAB 101 is not expected to have a material impact on the Company's financial statements, as the Company believes its revenue recognition policies comply with SAB 101.

        In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 clarifies the definition of an employee for purposes of applying Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000 but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The provisions of FIN 44 change the accounting for an exchange of unvested employee stock options and restricted stock awards in a purchase business combination. The new rules require the intrinsic value of the unvested awards be allocated to deferred compensation and recognized as non-cash compensation expense over the remaining future vesting period. The adoption of FIN 44 did not have a material impact on the Company's financial statements, other than the effect of the application of FIN 44 as it relates to the Company's acquisition of FastLane Technologies, Inc. as described in Note 2.

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

          Current assets                        $     637
          Deferred taxes                            3,140
          Fixed assets                                865
          Goodwill and other intangibles          105,547
          Other assets                                 28
          Liabilities assumed                      (5,728)
                                                ---------
            Total purchase price                $ 104,489
                                                =========

        On September 11, 2000, the Company acquired all of the outstanding common stock of FastLane Technologies, Inc. ("FastLane") in exchange for 1.1 million exchangeable shares of a subsidiary of the Company valued at $63.1 million (each of which is exchangeable for one share of common stock of the Company), cash payments of $33.5 million and the assumption of FastLane stock options (exchangeable into options of the Company) valued at $12.6 million. In accordance with FIN 44, the Company excluded from the purchase price the intrinsic value of the unvested stock options of FastLane of $5.3 million, which has been allocated to deferred compensation and will be recognized as non-cash compensation expense over the remaining future vesting period of two and one-half years. The acquisition was accounted for as a purchase, and the purchase price, including $0.6 million of direct acquisition costs, was allocated as follows (in thousands):

          Current assets                        $   3,598
          Fixed assets                              1,888
          Goodwill and other intangibles          109,648
          Liabilities assumed                     (10,639)
                                                ---------
            Total purchase price                $ 104,495
                                                =========

        During fiscal year 2000, the Company also completed the acquisitions of five other companies in exchange for approximately 202,000 shares of the Company's common stock valued at $8.1 million, total cash payments of $51.1 million, and the assumption of stock options valued at $0.2 million. The Company, acting as escrow agent, has withheld a total of $2.3 million for indemnification obligations of the former principal shareholders of two of the companies acquired. Each acquisition was accounted for as a purchase, and the aggregate purchase price, including $1.1 million of direct acquisition costs, was allocated as follows (in thousands):

          Current assets                        $  2,238
          Fixed assets                               385
          Deferred taxes                             267
          Goodwill and other intangibles          61,303
          Liabilities assumed                     (3,685)
                                                --------
            Total purchase price                $ 60,508
                                                ========

        The results of operations of the acquired companies are included in the consolidated financial statements from the dates of acquisition. The pro forma statement of operations data below assumes that each of the companies had been acquired at the beginning of fiscal 1999. This pro forma data includes amortization of goodwill and identified intangibles from that date. This pro forma data is presented for informational purposes only, and is not necessarily indicative of the results of future operations nor of the results that would have been achieved had the acquisitions taken place at the beginning of fiscal 1999.

                                             NINE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------
                                                2000                1999
                                              --------            --------
(in thousands, except per share data)
Revenue                                       $117,934            $ 57,188

Net loss                                       (47,472)            (56,762)

Net loss per share - basic and diluted        $  (0.55)           $  (0.68)

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

        The table below sets forth the reconciliation of the denominator of the earnings per share calculations (in thousands):

                                                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                         SEPTEMBER 30,              SEPTEMBER 30,
                                                                     ---------------------     ----------------------
                                                                      2000          1999         2000          1999
                                                                     --------     --------     --------      --------
  Shares used in computing basic net income (loss) per share           86,536       68,898       84,420        80,216
  Dilutive effect of stock options                                      -- (1)       5,376        -- (1)        2,300
  Convertible preferred stock                                              --        6,568           --         2,558
                                                                     --------     --------     --------      --------
  Shares used in computing diluted net income (loss) per share         86,536       80,842       84,420        85,074
                                                                     ========     ========     ========      ========

---------------
(1) Effect would have been anti-dilutive, accordingly, the amount is excluded from shares used in computing diluted net income (loss) per share. The dilutive effect of stock options would have been 5,784 and 5,875 for the three and nine months ended September 30, 2000, respectively.

4. ACCUMULATED OTHER COMPREHENSIVE LOSS

        In September 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires enterprises to report comprehensive income and its components in general-purpose financial statements. SFAS No. 130 was effective for the Company beginning January 1, 1998. Accordingly, the Company has prepared Statements of Comprehensive Operations for the three and nine months ended September 30, 2000 and 1999. Accumulated other comprehensive operations as of September 30, 2000 is comprised of the following (in thousands):

                                                            UNREALIZED
                                                             LOSS ON
                                                        AVAILABLE-FOR-SALE
                                                            SECURITIES
                                                            ----------
     Balance, December 31, 1999 ......................        $ (26)
       Current period changes ........................         (103)
                                                              -----
     Balance, September 30, 2000 .....................        $(129)
                                                              =====
5. SHAREHOLDERS' EQUITY

        In February 2000, approximately 238,000 shares of common stock were issued under the Company's Employee Stock Purchase Plan at a price of $5.95 per share.

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

        In March 2000, the Company completed a 2-for-1 stock split of its common stock, effective on March 31, 2000, for shareholders of record on March 20, 2000. The consolidated financial statements have been adjusted to reflect the split, for all periods presented. In connection with the stock split, the Company amended its articles of incorporation to increase the total number of shares of stock which the Company is authorized to issue to 160 million, consisting of 150 million shares of no par value common stock and 10 million of no par value preferred stock.

        In August 2000, approximately 50,000 shares of common stock were issued under the Company's Employee Stock Purchase Plan at a price of $40.42 per share.

6. STOCK OPTION PLANS

        The following table summarizes information about stock options outstanding as of September 30, 2000 (in thousands, except for per share data):

                                                                              Number of Options
                                          Number of                           Exercisable as of
                                           Shares        Price per Share      September 30, 2000
                                          ---------      ----------------     ------------------
        Balance at December 31, 1999      10,512         $  0.50- $ 40.25

            Granted                        3,718            0.05-   50.06
            Exercised                     (2,164)           0.05-   25.38
            Canceled                      (1,236)           0.50-   47.13
                                          ------

        Balance at September 30, 2000     10,830         $  0.50- $ 50.06           1,348
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

        Operating segment data for the three and nine months ended September 30, 2000 and 1999 was as follows (in thousands):

                                                    LICENSES           SERVICES          TOTAL
                                                    --------           --------        --------
Three months ended September 30, 2000:
    Revenues                                        $ 34,036           $ 10,086        $ 44,122
    Cost of revenues                                   2,118(1)           2,911           5,029
                                                    --------           --------        --------
        Gross profit                                $ 31,918           $  7,175        $ 39,093
                                                    ========           ========        ========

Three months ended September 30, 1999:
    Revenues                                        $ 13,995           $  4,313        $ 18,308
    Cost of revenues                                     734              1,154           1,888
                                                    --------           --------        --------
        Gross profit                                $ 13,261           $  3,159        $ 16,420
                                                    ========           ========        ========

Nine months ended September 30, 2000:
    Revenues                                        $ 84,459           $ 25,043        $109,502
    Cost of revenues                                   5,381(1)           7,034          12,415
                                                    --------           --------        --------
        Gross profit                                $ 79,078           $ 18,009        $ 97,087
                                                    ========           ========        ========

Nine months ended September 30, 1999:
    Revenues                                        $ 35,360           $ 11,237        $ 46,597
    Cost of revenues                                   2,138              2,892           5,030
                                                    --------           --------        --------
        Gross profit                                $ 33,222           $  8,345        $ 41,567
                                                    ========           ========        ========

(1) Includes amortization of purchased intangible assets of $1,244 and $3,002 for the three and nine months ended September 30, 2000, respectively, which is included in total cost of revenues in the accompanying Consolidated Statements of Operations.

        Revenues are attributed to geographic areas based on the location of the entity from which the products or services were sold. Revenues and gross profit from operations and long-lived assets concerning principal geographic areas in which the Company operates are as follows (in thousands):

                                                    UNITED STATES   INTERNATIONAL   ELIMINATIONS         TOTAL
                                                    -------------   -------------   ------------       --------
Three months ended September 30, 2000:
    Revenues                                          $ 38,211        $ 10,659        $ (4,748)        $ 44,122
    Gross profit                                        33,851           7,543          (2,301)          39,093
    Long-lived assets                                  300,876           4,217              --          305,093

Three months ended September 30, 1999:
    Revenues                                          $ 16,293        $  5,008        $ (2,993)        $ 18,308
    Gross profit                                        14,575           3,039          (1,194)          16,420
    Long-lived assets                                    3,387           1,068              --            4,455

Nine months ended September 30, 2000:
    Revenues                                          $ 96,706        $ 26,099        $(13,303)        $109,502
    Gross profit                                        85,630          17,740          (6,283)          97,087
    Long-lived assets                                  300,876           4,217              --          305,093

Nine months ended September 30, 1999:
    Revenues                                          $ 40,866        $ 12,559        $ (6,828)        $ 46,597
    Gross profit                                        36,237           7,613          (2,283)          41,567
    Long-lived assets                                    3,387           1,068              --            4,455

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Certain statements in this report, including statements regarding the Company's strategy, financial performance and revenue sources, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbors created by those sections. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under "Risk Factors" and elsewhere in this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC, including the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and our subsequent reports on Forms 10-Q and 8-K, that attempt to advise interested parties of certain risks and factors that may affect the Company's business. Readers are cautioned not to place undue reliance on these forward-looking statements to reflect events or circumstances occurring after the date hereof. The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto.

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

        We market our software and services primarily through our direct sales organization in North America, South America, Europe, Australia and the Middle East. We intend to expand both our domestic and international sales activities as part of our business strategy. All of our current international revenues are derived from the operations of our wholly-owned international subsidiaries, which consist of both direct sales and sales through distributors. Our international subsidiaries conduct business in the currency of the country in which they operate (with the exception of Mexico and Brazil where the U.S. Dollar is used), exposing us to currency fluctuations and currency transaction losses or gains that are outside of our control. Historically, fluctuations in foreign currency exchange rates have not had a material effect on our business. We have not to date conducted any hedging transactions to reduce our risk to currency fluctuations.

        In the development of new products and enhancements of existing products, the technological feasibility of the software is not established until substantially all product development is complete. Historically, our software development costs eligible for capitalization have been insignificant and all costs related to internal research and development have been expensed as incurred.

RESULTS OF OPERATIONS

        The following table sets forth certain consolidated statements of operations data as a percentage of total revenues for the periods indicated:

                                                         Three months ended         Nine months ended
                                                            September 30,             September 30,
                                                         ------------------        ------------------
                                                         2000        1999          2000         1999
                                                         ----        ----          ----         ----
Revenues:
    Licenses                                               77%         76 %          77 %         76%
    Services                                               23          24            23           24
                                                         -----       ------        ------       -----
        Total revenues                                    100         100           100          100
Cost of revenues:
    Licenses                                                2           4             2            5
    Services                                                7           6             6            6
    Amortization of purchased intangible assets             3          --             3           --
                                                         -----       ------        ------       -----
        Total cost of revenues                             12          10            11           11
                                                         -----       ------        ------       -----
Gross profit                                               88          90            89           89
Operating expenses:
    Sales and marketing                                    47          45            47           43
    Research and development                               25          25            25           23
    General and administrative                             11          15            11           15
    Amortization of purchased intangible
    assets and other compensation costs                    24           1            24            2
                                                         -----       ------        ------       -----
        Total operating expenses                          107          86           107           83
                                                         -----       ------        ------       -----
Income (loss) from operations                             (19)          4           (18)           6
Other income, net                                           8           1             8            1
                                                         -----       ------        ------       -----
Income (loss) before income tax provision                 (11)          5           (10)           7
Income tax provision                                        4           2             4            3
                                                         -----       ------        ------       -----
Net income (loss)                                         (15%          3 %         (14)%          4%
                                                         =====       ======        ======       =====


THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUES

        Total revenues for the three and nine months ended September 30, 2000 were $44.1 million and $109.5 million, respectively, an increase of 141% and 135%, respectively, from the comparable periods of 1999. International revenues, after eliminations, for the three and nine months ended September 30, 2000 were $8.4 million and $19.9 million, respectively, an increase of 126% and 99%, respectively, from the comparable periods of 1999.

        LICENSES

        Licenses revenues for the three and nine months ended September 30, 2000 were $34.0 million and $84.5 million, respectively, an increase of 143% and 139%, respectively, from the comparable periods of 1999. The increases were primarily the result of continued growth in market acceptance of our software products, the 87% increase in the size of our worldwide sales organization since September 30, 1999, a greater volume of larger end-user transactions, as well as the availability of new products. Licenses revenues represented 77% of total revenues for both the three and nine months ended September 30, 2000, compared to 76% for the comparable periods of 1999. International licenses revenues, after eliminations, for the three and nine months ended September 30, 2000 were $6.6 million and $15.7 million, respectively, an increase of 127% and 94%, respectively, from the comparable periods of 1999 due to the growth of our international sales organization.

        SERVICES

        Services revenues for the three and nine months ended September 30, 2000 were $10.1 million and $25.0 million, respectively, an increase of 134% and 123%, respectively, from the comparable periods of 1999. The increases were due primarily to increased renewals of support and maintenance contracts, an increase in the installed base of customers that purchased maintenance and an increase in demand for consulting and training services. Services revenues represented 23% of total revenues for both the three and nine months ended September 30, 2000, compared to 24% from the comparable periods of 1999. International services revenues, after eliminations, for the three and nine months ended September 30, 2000 were $1.8 million and $4.2 million, respectively, an increase of 121% and 119%, respectively, from the comparable periods of 1999.

        COST OF LICENSES

        Cost of licenses includes amortization of software licenses, product media, printing and duplication costs, and royalties to former owners of acquired technologies. Cost of licenses for the three and nine months ended September 30, 2000 were $0.9 million and $2.4 million, respectively, an increase of 19% and 11%, respectively, from the comparable periods of 1999. This increase was principally a result of an increase in product media, duplication costs and printing compared to the comparable periods of 1999. These costs as a percentage of license revenues in both the three and nine months ended September 30, 2000 were 3%, compared to 5% and 6%, respectively, in the comparable periods of 1999. The decreases for the three and nine months ended September 30, 2000 as a percentage of licenses revenues resulted from increased licenses revenues without a corresponding increase in amortization of acquired software licenses, which does not vary by the number of licenses sold.

        COST OF SERVICES

        Cost of services includes salaries and related costs for customer support and consulting personnel. Cost of services for the three and nine months ended September 30, 2000 were $2.9 million and $7.0 million, respectively, an increase of 152% and 143%, respectively, from the comparable periods of 1999. The increases were primarily due to a 94% increase in the number of customer support personnel required to manage and support our growing customer base as well as the increased number of product offerings since September 30, 1999. We also formed a professional service consulting organization during the first half of 2000, which did not exist in 1999. Cost of services as a percentage of services revenues in the three and nine months ended September 30, 2000 were 29% and 28%, respectively, compared to 27% and 26% in the respective periods of 1999. Our gross margin on services revenues could fluctuate on a quarterly basis in the future, reflecting the timing differences between increasing our organizational investments and the corresponding revenue growth that we expect as a result. We expect the cost of services to increase in absolute dollars for the foreseeable future as additional customer support and consulting personnel are hired.

        AMORTIZATION OF PURCHASED INTANGIBLE ASSETS

        Amortization of purchased intangible assets of $1.2 million and $3.0 million for the three and nine months ended September 30, 2000, respectively, relates to amortization of developed technology of companies acquired. There were no similar costs in the same periods of 1999.

OPERATING EXPENSES

        SALES AND MARKETING

        Sales and marketing expenses consist primarily of salaries, commissions earned by sales personnel, recruiting costs, trade shows, travel and entertainment, and other marketing communications costs such as advertising and promotion. Sales and marketing expenses for the three and nine months ended September 30, 2000 were $20.6 million and $51.5 million, respectively, an increase of 147% and 151%, respectively, from the comparable periods of 1999. The increases reflect increased salaries and related expenses due to the 119% increase in our sales and marketing organization personnel since September 30, 1999. Sales and marketing expenses as a percentage of total revenues in the three and nine months ended September 30, 2000 were 47%, compared to 45% and 43%, in the respective periods of 1999. We expect that sales and marketing expenses will continue to increase in absolute dollars for the foreseeable future as commissions increase with expected increases in revenues and as we continue to expand the size of our sales and marketing organization.

        RESEARCH AND DEVELOPMENT

        Research and development expenses consist primarily of salaries and benefits for software developers, software product managers, quality assurance personnel, and payments made to outside software development contractors. Research and development expenses for the three and nine months ended September 30, 2000 were $11.1 million and $27.8 million, respectively, an increase of 147% and 164%, respectively, from the comparable periods of 1999. The increases were primarily related to a 106% increase in the number of R&D personnel since September 30, 1999, resulting primarily from personnel additions to our domestic, Australian, and Canadian development operations. These expenses as a percentage of total revenues in the three and nine months ended September 30, 2000 were 25%, compared to 25% and 23%, respectively, in the comparable periods of 1999. We believe that a significant level of research and development investment is required to remain competitive, and expect these expenses will continue to increase in absolute dollars in future periods.

        GENERAL AND ADMINISTRATIVE

        General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, administrative and information services personnel. General and administrative expenses for the three and nine months ended September 30, 2000 were $5.1 million and $11.8 million, respectively, an increase of 81% and 74%, respectively, from the comparable periods of 1999. The increases were primarily due to increases in salaries and related expenses due to an increase in headcount necessary to support our expanding operations. These expenses as a percentage of total revenues in the three and nine months ended September 30, 2000 were 11%, compared to 15% in the comparable periods of 1999. We expect that general and administrative expenses will continue to increase in absolute dollars for the foreseeable future as a result of the continued expansion of administrative and management personnel, and expenses associated with being a public company including annual and other public reporting costs, directors' and officers' liability insurance premiums, investor relations programs and professional services fees.

        AMORTIZATION OF PURCHASED INTANGIBLE ASSETS AND OTHER COMPENSATION COSTS

        Amortization of purchased intangible assets and other compensation costs includes the amortization of goodwill and other purchased intangible assets associated with the acquisitions described in Note 2 and compensation expense associated with the issuance of stock options below fair market value. These costs for the three and nine months ended September 30, 2000 were $10.5 million and $25.9 million, respectively, compared to $0.2 million and $1.0 million, respectively, in the comparable periods of 1999. The increase in these costs was primarily attributable to amortization of goodwill associated with acquisitions during the first nine months of 2000. Goodwill amortization for the three and nine months ended September 30, 2000 was $8.7 million and $21.5 million, respectively, compared to no goodwill amortization in the same periods of 1999.

        OTHER INCOME, NET

        Other income, net is comprised of interest income, interest expense and the net of foreign currency transaction gains and losses. Other income, net for the three and nine months ended September 30, 2000 was $3.7 million and $8.3 million, respectively, compared to $0.3 million and $0.4 million, respectively, in the same periods of 1999. The increases during the three and nine months ended September 30, 2000 were primarily due to increases in interest income from larger cash and marketable securities balances related to the proceeds from our initial and secondary offerings in August 1999 and March 2000, respectively.

        INCOME TAX PROVISION

        Provision for income taxes for the three and nine months ended September 30, 2000 was $1.8 million and $4.8 million, respectively. Excluding amortization of purchased intangible assets and other compensation costs, our effective income tax rate for the three and nine months ended September 30, 2000 was 40%, compared to 42% for the comparable periods of 1999.

INFLATION

        Inflation has not had a significant effect on our results of operations or financial position for the three and nine months ended September 30, 2000 or the comparable periods of 1999.

LIQUIDITY AND CAPITAL RESOURCES

        We have funded our business to date primarily from cash generated by our operations, net proceeds of $64.9 million from our initial public offering in August 1999, and net proceeds of $253.6 million from our secondary offering in March 2000. Our sources of liquidity as of September 30, 2000 consisted principally of cash and cash equivalents of $34.7 million and $178.7 million in high grade corporate and government short-term and long-term marketable securities.

        Net cash provided by operating activities was $15.6 million and $6.2 million for the nine months ended September 30, 2000 and 1999, respectively. The increase is due to increases in net income after excluding non-cash depreciation and amortization expense, partially offset by changes in operating assets and liabilities.

         Investing activities used $278.7 million and $16.3 million for the nine months ended September 30, 2000 and 1999, respectively. The increase is due primarily of purchases and sales of marketable securities, acquisitions, and capital expenditures. Purchases of marketable securities were $291.9 million for the nine months ended September 30, 2000 versus $12.2 million in the same period of 1999. Cash paid for acquisitions, net of cash acquired, was $78.5 million in the nine months ended September 30, 2000. There was no acquisition activity in the same period of 1999.

        Financing activities provided $258.0 million and $44.5 million for the nine months ended September 30, 2000 and 1999, respectively. In March 2000, we raised net proceeds of $253.6 million from a secondary public offering of our common stock at a price of $70.00 per share. Of the shares sold in the offering,
3.8 million shares were sold by the Company and 4.6 million shares were sold by selling shareholders. We did not receive any proceeds from the shares sold by the selling shareholders.

        We believe that our existing cash, cash equivalents and investment balances and cash flow from operations will be sufficient to finance our working capital and capital expenditure requirements through at least the next 12 months. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we can not assure you that such financing will be available to us at commercially reasonable terms or at all.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes methods for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because we do not currently hold any derivative instruments and do not currently engage in hedging activities, we expect that the adoption of SFAS No. 133 will not have a material impact on our financial position or results of operations. We will be required to implement SFAS No. 133 for the year ending December 31, 2001.

        On December 6, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective for the fourth quarter in fiscal year 2000. The adoption of SAB 101 is not expected to have a material impact on the Company's financial statements, as the Company believes its revenue recognition policies comply with SAB 101.

        In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 clarifies the definition of an employee for purposes of applying Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000 but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The provisions of FIN 44 change the accounting for an exchange of unvested employee stock options and restricted stock awards in a purchase business combination. The new rules require the intrinsic value of the unvested awards be allocated to deferred compensation and recognized as non-cash compensation expense over the remaining future vesting period. The adoption of FIN 44 did not have a material impact on the Company's financial statements, other than the effect of the application of FIN 44 as it relates to the Company's acquisition of FastLane Technologies, Inc. as described in Note 2 to the consolidated financial statements.

                                  RISK FACTORS

        In addition to other information in this Quarterly Report on Form 10-Q, you should consider carefully the following factors in evaluating Quest and our business.

RISKS RELATED TO OUR BUSINESS

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS, AND, AS A RESULT, WE MAY FAIL TO MEET EXPECTATIONS OF INVESTORS AND ANALYSTS, CAUSING OUR STOCK PRICE TO FLUCTUATE OR DECLINE

        Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors. These factors include the following:

        - the size and timing of customer orders. See "The size and timing of our customer orders may vary significantly from quarter to quarter which could cause fluctuations in our revenues."

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

        - costs related to acquisitions of technologies or businesses, including amortization of purchased intangible assets;

        - the timing of releases of new versions of third-party software products that our products support, including, without limitation, product releases by Oracle; and

        - the amount and timing of expenditures related to expansion of our operations.

        Fluctuations in our results of operations are likely to affect the market price of our common stock in a manner that may not be related to our long-term operating performance.

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

MANY OF OUR PRODUCTS ARE DEPENDENT ON THIRD PARTY TECHNOLOGIES, SUCH AS ORACLE AND IBM DB2, AND THE DEMAND FOR OUR PRODUCTS COULD SUFFER IF THESE TECHNOLOGIES LOSE MARKET SHARE OR BECOME INCOMPATIBLE WITH OUR PRODUCTS.

        We believe that our success has depended in part, and will continue to depend in part for the foreseeable future, upon our relationship with Oracle and our status as a complementary software provider for Oracle's database and application products. Many versions of our principal products, including SharePlex, SQLab Xpert, and SQL Navigator, are designed for use specifically with Oracle databases. Although a number of our products work with other environments, our competitive advantage consists in substantial part on the integration between our products and Oracle's products, and our extensive knowledge of Oracle's technology. Currently, a significant portion of our total revenues is derived from products that specifically support Oracle-based products. We recently announced our formal entry into the IBM DB2 Universal Database market with Quest Central, a tightly integrated suite of database management solutions designed for the growing DB2 market. As the DB2 market continues to grow, we can expect to become increasingly dependent on our ability to address this market segment.

        If Oracle or IBM for any reason decide to promote technologies and standards that are not compatible with our technology, or if Oracle or IBM lose market share for their database products, our business, operating results and financial condition would be materially adversely affected.

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

ACQUISITIONS OF COMPANIES OR TECHNOLOGIES MAY RESULT IN DISRUPTIONS TO OUR BUSINESS AND DIVERSION OF MANAGEMENT ATTENTION

        We have in the past made and we expect to continue to make acquisitions of complementary companies, products or technologies. If we make any additional acquisitions, we will be required to assimilate the operations, products and personnel of the acquired businesses and train, retain and motivate key personnel from the acquired businesses. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may subject us to liabilities and risks that are not known or identifiable at the time of the acquisition or may cause disruptions in our operations and divert management's attention from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners. We may have to incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities for any acquisition could be substantially dilutive to our shareholders. In addition, our profitability will be affected because of acquisition-related costs or amortization of goodwill and other purchased intangible assets. In consummating acquisitions, we are also subject to risks of entering geographic and business markets in which we have no or limited prior experience. If we are unable to fully integrate acquired businesses, products or technologies with our existing operations, we may not receive the intended benefits of acquisition.

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

OUR PAST AND FUTURE GROWTH MAY STRAIN OUR MANAGEMENT, ADMINISTRATIVE, OPERATIONAL AND FINANCIAL INFRASTRUCTURE

        We have recently experienced a period of rapid growth in our operations that has placed and will continue to place a strain on our management, administrative, operational and financial infrastructure. The number of our full-time employees increased from 513 as of September 30, 1999 to 1,274 as of September 30, 2000. Our ability to manage our operations and growth requires us to continue to improve our operational, financial and management controls, and reporting systems and procedures. In the future, we may need to expand our facilities or relocate some or all of our employees or operations from time to time to support growth. These relocations could result in temporary disruptions of our operations or a diversion of management's attention and resources. In addition, we will be required to hire additional management, financial, and sales and marketing personnel to manage our expanding operations. If we are unable to manage this growth effectively, our business, operating results and financial condition may be materially adversely affected.

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

OUR INTERNATIONAL OPERATIONS AND OUR PLANNED EXPANSION OF OUR INTERNATIONAL OPERATIONS EXPOSES US TO CERTAIN RISKS

        Substantially all of our current international revenues are derived from the operations of wholly-owned subsidiaries in Canada, the United Kingdom, Germany, and Australia. Revenues from licenses and services, after eliminations, to customers outside of the United States were $8.4 million and $19.9 million for the three and nine months ended September 30, 2000, respectively, compared to $3.7 million and $10.0 million, respectively, in the same periods of 1999. International revenues, after eliminations, represented 19% and 18% of total revenues for the three and nine months ended September 30, 2000, respectively, compared with 20% and 21%, respectively, in the same periods of 1999. As a result, we face increasing risks from doing business on an international basis, including, among others:

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

        In addition, because our international subsidiaries primarily conduct business in the currency of the country in which they operate, we are subject to currency fluctuations and currency transaction losses or gains that are outside of our control.

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

OUR RECENTLY-IMPLEMENTED STRATEGY OF INVESTING IN DEVELOPMENT STAGE COMPANIES INVOLVES A NUMBER OF RISKS AND UNCERTAINTIES

        We have and may continue to make investments in development-stage companies that we believe provide strategic opportunities for the Company. Each of these investments involves a number of risks and uncertainties, including diversion of management attention, inability to identify strategic opportunities, inability to value investments appropriately, inability to manage investments effectively and loss of cash invested. We intend that these investments will complement our own research and development efforts, provide access to new technologies and emerging markets, and create opportunities for additional sales of our products and services. However, we cannot assure you that this initiative will have the above mentioned desired results, or even that we will not lose all or any part of these investments.

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

WE INCORPORATE SOFTWARE LICENSED FROM THIRD PARTIES INTO SOME OF OUR PRODUCTS AND ANY SIGNIFICANT INTERRUPTION IN THE AVAILABILITY OF THESE THIRD-PARTY SOFTWARE PRODUCTS OR DEFECTS IN THESE PRODUCTS COULD REDUCE THE DEMAND FOR, OR PREVENT THE SHIPPING OF OUR PRODUCTS

        Certain of our software products contain components developed and maintained by third-party software vendors. We expect that we may have to incorporate software from third-party vendors in our future products. We may not be able to replace the functionality provided by the third-party software currently offered with our products if that software becomes obsolete, defective or incompatible with future versions of our products or is not adequately maintained or updated. Any significant interruption in the availability of these third-party software products or defects in these products could harm our sales unless and until we can secure an alternative source. Although we believe that there are adequate alternate sources for technology licensed to us by third parties, such alternate sources may not provide the same functionality that is currently provided to us.

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

INTEREST RATE RISK

        Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We place our investments with high-quality issuers and, by policy, limit the amount of credit exposure to any one issuer. Our investments in marketable securities consist primarily of high-grade corporate and government securities with maturities of less than two years. Investments purchased with an original maturity of three months or less are considered to be cash equivalents. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. At September 30, 2000, the net loss on available-for-sale securities of $0.1 million comprised 63 positions, 13 of which carry unrealized gains, and 50 of which carry unrealized losses.

        The following table provides information about our investment portfolio at September 30, 2000:

                                                        SEPTEMBER 30, 2000
                                                      ----------------------
                                                      (dollars in thousands)
        Cash and cash equivalents                           $ 34,675
        Average interest rate                                  4.56%

        Short-term marketable securities                    $ 35,271
        Average interest rate                                  6.60%

        Long-term marketable securities                     $143,472
        Average interest rate                                  6.82%

        Total portfolio                                     $213,418
        Average interest rate                                  6.42%

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

                                     PART II

                                OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

        (c) SALES OF UNREGISTERED SECURITIES.

        On August 1, 2000, we issued an aggregate of 339,000 shares of Common Stock to Marshall Senk, our Vice President, Marketing, for an aggregate purchase price of $15.8 million, which was paid by Mr. Senk's delivery of a five-year full recourse promissory note bearing interest at 6.33% per annum.

        The foregoing transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering, and the Company believes that the transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a)    EXHIBITS

          EXHIBIT
          NUMBER     DESCRIPTION
           27.1      Financial Data Schedule.

        (b)    REPORTS ON FORM 8-K

               The Company filed a current report on July 13, 2000 reporting its execution on June 28, 2000 of a definitive agreement to acquire FastLane Technologies, Inc.

               The Company filed a current report on September 26, 2000 reporting its completion of the FastLane Technologies, Inc. acquisition. This report was amended on October 5, 2000 to include the historical financial statements of FastLane Technologies, Inc. and pro forma financial information.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       QUEST SOFTWARE, INC.




        November 14, 2000              /s/ JOHN J. LASKEY
                                       -----------------------------------------
                                       John J. Laskey
                                       Chief Financial Officer and Vice
                                       President, Finance

                                 EXHIBIT INDEX

          EXHIBIT
          NUMBER             DESCRIPTION
          ------             -----------
           27.1      Financial Data Schedule.