Form 10-K
period 2000-12-31
QUEST SOFTWARE INC
filed 2001-04-02
CIK 1088033

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NO. 000-26937

                              QUEST SOFTWARE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 CALIFORNIA                                     33-0231678
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)
          8001 IRVINE CENTER DRIVE
             IRVINE, CALIFORNIA                                    92618
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 754-8000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 19, 2001, 87,199,236 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the common stock held by nonaffiliates of the Registrant as of March 19, 2001 was approximately $668.2 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive proxy statement, to be delivered to shareholders in connection with the Registrant's 2001 Annual Meeting of Shareholders, are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    9
Item 3.   Legal Proceedings...........................................    9
Item 4.   Submission of Matters to a Vote of Security Holders.........    9
                                  PART II
Item 5.   Market for the Registrant's Common Equity and Related
          Shareholder Matters.........................................   10
Item 6.   Selected Financial Data.....................................   11
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   12
Item 7a.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   23
Item 8.   Financial Statements and Supplementary Data.................   25
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosures...................................   25
                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   26
Item 11.  Executive Compensation......................................   26
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   26
Item 13.  Certain Relationships and Related Transactions..............   26
                                  PART IV
Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form
          8-K.........................................................   26
SIGNATURES............................................................   28
FINANCIAL STATEMENTS..................................................  F-1
FINANCIAL STATEMENT SCHEDULE

FORWARD-LOOKING INFORMATION

     Some of the matters discussed under the captions "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" include or may include forward-looking statements within the meaning of the federal securities laws. We have based these forward-looking statements on currently available information and our current beliefs, expectations and projections about future events. All forward-looking statements contained herein are subject to numerous risks and uncertainties. Our actual results and the timing of certain events could differ materially from those projected in the forward looking statements due to a number of factors discussed under the heading "Risk Factors" in this Report and in our other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should the underlying estimates or assumptions prove incorrect, actual results or outcomes may vary significantly from those suggested by forward looking information.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Quest Software provides application and database management software solutions that enhance our customers' return on their information technology ("IT") investments by maximizing availability, improving performance, maximizing the effectiveness of IT personnel and improving the quality of business critical applications. Our product families are designed to meet the availability and performance requirements of our customers' most critical applications. Each product family consists of an integrated suite of software tools that enable IT organizations to manage and administer packaged and internally developed business applications and the databases on which they run. The types of applications Quest supports with its products include: financial reporting systems, ERP (enterprise resource planning) systems, CRM (customer relationship management) systems, B2B (business to business) e-commerce systems, human resources systems, supply chain management systems and corporate messaging systems. These applications all run on large, complex and constantly expanding databases, primarily Oracle, Microsoft SQL Server and IBM's DB2 systems.

     Over the course of the last five years, Quest has evolved its leadership position in the Oracle tools and utilities market into leadership in providing a wide range of application and information availability solutions. Quest now provides a broad portfolio of products that are grouped into five solution categories: High Availability, Application Monitoring, Database Management, SQL Development, and Report Management. Quest has expanded its product portfolio significantly through both internal development efforts and strategic acquisitions. Key developments in 2000 included:

     - Our entry into the IBM DB2 market by introducing Quest Central for DB2, a suite of database management solutions with functionality focused on the performance monitoring, tuning, space management and administration elements of database management.

     - Our entry into the Windows systems management market by introducing monitoring and tuning solutions for Microsoft Exchange and SQL Server. In September 2000, we augmented our internal development efforts for the Microsoft platforms by acquiring FastLane Technologies, Inc., a provider of directory management software with solutions for Windows 2000 migration, deployment and management. We believe FastLane's position in the directory management solutions market will serve as a foundation for our entry into the Microsoft solutions and systems management market.

     - Our introduction of LiveReorg, a unique software solution that provides users with the ability to perform non-intrusive, downtime-free maintenance of Oracle databases, and SQLab Vision(TM), a tuning solution designed to quickly identify and resolve performance problems in mission-critical, Oracle-based applications.

     - Our entry into the market for management and monitoring of heterogeneous, multi-platform customer environments by acquiring Foglight Software, Inc., a developer of application monitoring solutions. We have significantly added or enhanced the core Foglight solutions by adding diagnostic, tuning and load testing capabilities. In addition, we have dedicated significant development resources to creating versions of Foglight for a variety of applications and database platforms.

     - Our strengthening and expansion of our performance and information availability solutions for leading ERP and CRM applications, e-commerce and Web applications and the underlying databases that support these applications.

INDUSTRY BACKGROUND

     Organizations are constantly seeking ways to use information and technology to gain competitive advantages. To compete more effectively, organizations must deliver relevant information and provide increasingly sophisticated and time-sensitive services to a rapidly expanding audience, including employees, customers, suppliers and partners both inside and outside of the traditional enterprise. Today, a growing number of organizations are using the Internet to conduct business electronically. In embracing this e-business model, enterprises are attempting to maximize the value of and extend their IT infrastructure to directly reach a large number of geographically dispersed end-users. The fundamental changes brought on by the increasing reliance on information technology, including today's rapidly expanding e-business initiatives, are introducing new complexities and transforming business practices:

     - Decisions need to be made in real-time by personnel at all levels both within and outside the enterprise;

     - Internal end-users and customers demand relevant information immediately and without interruption, and have increasingly high expectations regarding response time;

     - New software applications must be developed, and existing applications need to be modified frequently to cope with changes in the business environment; and

     - Organizations must deploy new applications and technologies at an increasingly rapid pace.

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

  Application Availability

     The challenge of today's competitive environment is to provide users with the ability to immediately execute transactions and access information, without regard to the underlying complexities inherent in the disparate systems that run business applications. Since the emergence of e-business has allowed consumers to directly communicate with an organization's systems, it is more important than ever before to maximize application performance and minimize downtime. Furthermore, as e-business, ERP, CRM and other applications are deployed to a wider audience, rapid and unpredictable spikes in the number of users can dramatically increase the likelihood of performance degradation and system failure. Not only must organizations have adequate back-up systems in place, but they also need solutions that will enable them to proactively monitor, identify and resolve issues that can adversely affect application performance. Finally, to ensure true application availability, organizations need solutions that will enable them to quickly and accurately develop and deploy new applications and modifications to existing applications.

  Information Availability

     In addition to assuring the availability of applications, the imperatives of e-business require organizations to make the strategic information within these applications readily available to the users who need it. The Internet has created a platform for distributing critical, dynamic business information, such as inventory levels, requisitions, billing statements, manufacturing data and sales reports to a broad range of employees, partners and suppliers, many of whom may be located in geographically remote locations and connected through multiple, non-integrated systems. Organizations must be able to leverage this platform to reach customers and provide continuous access to valuable information, including customer support and current account information. The challenge, however, is effectively extracting, publishing and disseminating large volumes of information to thousands of employees, customers, partners and suppliers over the Internet without massive amounts of application reengineering.

  Need for a Comprehensive Solution

     The effectiveness of an organization's information delivery system is dependent on the reliability and constant availability of its applications. An application is useless if it is not available to end-users. This criticality becomes increasingly acute as networked computing, fueled by the Internet, proliferates. Customers and employees require and expect full time access to a company's IT systems. A user's ability to access information is linked to the performance and reliability of the underlying application. Historically, organizations have relied on a combination of manual processes and a heterogeneous assortment of software tools to manage the performance and reliability of their application infrastructure and to enable the distribution of information throughout the enterprise. However, the requirements of today's e-business initiatives have stretched the capabilities of these traditional solutions. This dynamic environment has created the need for a comprehensive solution that will address the breadth of these application and information availability requirements:

     - Deliver data from multiple, heterogeneous sources, scale to thousands of users and deliver information across all environments, quickly and cost-effectively;

     - Provide high performance and reliability for 24 X 7 X 365 access, and minimize the strain on existing systems and personnel;

     - Enable organizations to support an increasing number of business applications without adding significant new technical staff;

     - Be easy to use and deploy without requiring in-depth technical expertise;

     - Adapt to accommodate rapidly changing business needs;

     - Provide an architecture to realize immediate value for Web-based applications; and

     - Address these requirements across the entire Web, packaged application and database environments.

THE QUEST SOLUTION

     Quest Software is a leading provider of application management solutions designed to maintain the integrity of mission-critical business transactions and maximize the performance of enterprise applications. Our solutions address the needs of today's around-the-clock businesses where demands on the information technology infrastructure are high and tolerance for downtime is low. The Internet has propagated the expectation of instant access to information, and Quest delivers the solutions necessary to meet this demand.

     One of the most significant benefits afforded by Quest solutions is derived from their ease of use and implementation. Software that is difficult to implement or use often does not deliver the value promised. A primary design goal for Quest products is to provide a quick return on investment. We believe our products can, in many cases, allow for more efficient and productive use of employee and IT resources. Key elements of our solution include:

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

SALES, MARKETING AND DISTRIBUTION

     We market and sell our products and services worldwide to end users primarily through our direct sales organization. At December 31, 2000, we had 333 direct sales representatives. Our direct sales force is multi-tiered, ranging from named account enterprise sales representatives to a large telesales organization that concentrates on lower price point products. We invested significantly in our direct sales organization in 2000, both in headcount and in expansion of offices. We opened six new field offices domestically in 2000 as well as international offices in France, Spain, Sweden, Denmark, Norway, Brazil, Mexico, Calgary, Nova Scotia and Ottawa. We are now actively supplementing this direct sales organization with indirect sales channels such as resellers, value added resellers, and systems integrators and are investing significantly in building out this channel in 2001. We also market products through independent distributors in international territories not covered by our direct sales organization.

     Our domestic sales organization is headquartered in Irvine, California. We have additional sales offices located in the metropolitan areas of Atlanta, Boston, Chicago, Dallas, New York, San Francisco and Washington D.C. We also have international sales offices in the metropolitan areas of Frankfurt, Munich, Paris, Stockholm, Amsterdam, London and Melbourne. We are continuing to expand our sales organization and establish additional sales offices domestically and internationally. We also sell certain of our products through our Web site, which allows our customers to conveniently download our products for evaluation and direct purchase.

     Our sales and marketing approach is designed to help customers understand both the business and technical benefits of our products. Much of our sales activity involves cost-free product trials for a limited period, typically 30 days, during which a customer can experience the benefits of our products. We complement the efforts of our sales organization with a pre-sale customer support organization that is responsible for addressing technical questions related to our products. The sales team for each customer is responsible for maintaining appropriate contacts with key information technology personnel who have planning and purchasing responsibility within the customer's organization. Since a number of our products affect systems and employees throughout the enterprise, our sales effort typically involves technology presentations and pilot implementations, and many times involve numerous decision makers. As a result, a key feature of our sales efforts is to establish relationships at all appropriate levels in our customers' organizations. While the sales cycle varies substantially from customer to customer, the typical sales cycle for our Vista Plus and SharePlex products has ranged from three to nine months.

     Focusing on our target markets, our marketing efforts are designed to create awareness for our products and generate sales leads. To achieve these goals, we promote our technical leadership, participate in industry trade shows, technical conferences and technology seminars, publish technical and educational articles in industry journals and engage in a variety of other marketing activities, including direct mailings and print and Web-based advertising.

     Our professional services organization complements our direct sales organization by providing customers with a full range of support services, including pre-sales demonstrations, evaluations, implementations, consulting services, training and ongoing technical support. We believe that professional services are becoming important to customer satisfaction and the development of customer relationships.

CUSTOMER SERVICE AND SUPPORT

     A high level of customer service and support is critical to the successful marketing and sale of our products and the development of long-term customer relationships. We have a reputation for providing the highest level of customer support and believe this is a competitive differentiator. Our customer support group provides ongoing technical support to our customers after implementation of the product under support agreements entered into at the time of the initial sale. Our base level of e-mail-, Internet-, fax-, and telephone-based support includes ongoing support during normal business hours; and software maintenance and upgrade releases. For an additional fee, we provide support on a 24 X 7 basis as well as training and other services.

     Customer support is provided domestically through our offices in Irvine and internationally through our offices in Europe and Australia. In 2000 we implemented a packaged CRM application to help maintain our high quality of service as we continue to grow. We plan to hire additional support personnel and, as needed, establish additional support sites domestically and internationally to meet our customers' needs.

     Our services contracts are generally of 12 months' duration and are renewable at the customer's option. Service contracts are generally priced at approximately 20% of the amount of licenses and the customer is invoiced annually in advance.

RESEARCH AND DEVELOPMENT

     We believe that strong research and product development capabilities are essential to enhancing our core technologies and developing additional products that combine ease of use and enhance return on IT infrastructure investments. Highly innovative product design and strong product engineering are Quest hallmarks. Our commitment to ongoing product development is reflected in our level of investment in research and development, which we believe is at the high end of the range for our peer companies. Research and development expenditures were $8.0 million, $16.0 million and $39.7 million for the years ended December 31, 1998, 1999 and 2000, respectively. We have actively recruited key software engineers and developers with expertise in the areas of Oracle technologies, Java, Microsoft development technologies, ERP and CRM systems, IBM database technologies and document management. Our engineers include several of the industry's leading database management authorities. Complementing these individuals, our senior management has extensive background in the database, network infrastructure and enterprise and system software industries.

     Our research and development efforts focus on designing and developing reliable products that solve application and information availability problems for our customers. Since our inception in 1987, we have made substantial investments in research and development through both internal development and technology acquisitions. Our products utilize a number of advanced technologies including the log analysis component of SharePlex that allows quick and accurate determination of the database structural and data changes with minimal overhead. Another example is our Vista Plus product line which contains highly sophisticated postscript and PCL parsing technology that allows these products to understand complex output data streams, enabling search, transformation and extraction from graphics-intensive output.

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

     Companies currently offering competitive products vary in the scope and breadth of the products and services offered and include:

     - providers of enterprise report management products such as Computer Associates, Hewlett-Packard, IBM and Mobius;

     - providers of hardware and software replication tools such as EMC and Veritas;

     - providers of database and database management products such as BMC, Compuware, Oracle, Computer Associates, Embarcadero and Precise; and

     - providers of Windows NT management and migration tools, such as NetIQ and BindView.

     Some of our competitors and potential competitors have greater name recognition, a larger installed customer base company-wide and significantly greater financial, technical, marketing, and other resources than we do. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can. In addition, because there are relatively low barriers to entry in the software market, we may encounter additional competition as other established and emerging companies enter our field and introduce new products and technologies.

     In addition, providers of database platforms such as Oracle, Microsoft and IBM currently produce database management tools and may in the future enhance their products to include functionality that is currently provided by our products. The inclusion of the functionality of our software as standard features of the underlying database solution or application supported by our products could render our products obsolete and unmarketable, particularly if the quality of such functionality were comparable to that of our products. Even if the functionality provided as standard features by these system providers is more limited than that of our software, there can be no assurance that a significant number of customers would not elect to accept more limited functionality in lieu of purchasing additional software. Moreover, there is substantial risk that the mere announcements of competing products by large competitors such as Oracle could result in the delay or cancellation of customer orders for our products in anticipation of the introduction of such new products.

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

EMPLOYEES

     As of December 31, 2000, we employed 1,431 full-time employees, including 658 in sales and marketing, 492 in research and development, 104 in customer service and support and 177 in general and administrative. We believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support and research and development personnel. Like other software companies, we face intense competition for such personnel, and we have at times experienced and continue to experience difficulty in recruiting qualified personnel. There can be no assurance that we will be successful in attracting, assimilating and retaining other qualified personnel in the future. We are not subject to any collective bargaining agreement and we believe that our relationships with our employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The names of our executive officers and other information about them are shown below.

            NAME                AGE                         POSITION
            ----                ---                         --------
Vincent C. Smith............    37     Chief Executive Officer and Chairman of the Board
David M. Doyle..............    40     President, Secretary and Director
M. Brinkley Morse...........    43     Vice President, Finance and Operations
Eyal M. Aronoff.............    37     Chief Technical Officer, DB Tools
Douglas F. Garn.............    42     Vice President, Worldwide Sales
Marshall I. Senk............    37     Vice President, Marketing

     Set forth below is certain information regarding the business experience during the past five years of each of the above-named persons.

     Vincent C. Smith has served as our Chief Executive Officer since 1997 and a director since 1995. Mr. Smith became Chairman of the Board in 1998. In 1994, Mr. Smith was Director of Open Systems at BMC Software, where he managed its sales operations. From 1992 to 1994, Mr. Smith co-founded Patrol Software North America and served as its Vice President of Worldwide Sales and Marketing. Patrol Software merged with BMC in 1994. Mr. Smith worked at Oracle Corporation from 1987 to 1992 in a variety of sales management positions. Mr. Smith is a director of Emergent Information Technologies Inc.

     David M. Doyle is our President, Secretary, founder and a director. Mr. Doyle has been President and a director since the formation of Quest in 1987 and has been our Secretary since June 1999. Mr. Doyle was the primary designer and developer of our products during the initial four years after the founding of Quest. Prior to the founding of Quest, Mr. Doyle served as a consultant to a variety of industries, specializing in the areas of system design and application performance, and co-founded American Data Industries.

     M. Brinkley Morse is our Vice President, Finance and Operations. Mr. Morse has held this position since January 2001. Before joining Quest, Mr. Morse served as Senior Vice President, Corporate Development and Secretary of BMC Software from September 1998 to August 2000, and he served as General Counsel and Secretary of BMC from November 1988 to September 1998.

     Eyal M. Aronoff is our Chief Technical Officer, DB Tools, and has held this position since September 2000. From March 1996 to September 2000, Mr. Aronoff was our Vice President of Technology and Engineering. Mr. Aronoff founded R*Tech Systems, a database management company, in 1992 and served as its President from 1992 to 1996, when we acquired this company. Prior to this, Mr. Aronoff worked for John Bryce Ltd., an Oracle distributor in Israel, and served in the Israeli Defense Force.

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

     Marshall I. Senk is our Vice President of Marketing. Prior to joining Quest Software in August 2000, Mr. Senk spent five years as managing director and senior research analyst covering the e-business software sector for Robertson Stephens. Previous to Robertson Stephens, Mr. Senk held a number of positions at Oracle Corporation over the span of six years, most recently director of product management for the desktop product line as well as positions in corporate marketing and application development.

ITEM 2. PROPERTIES

     Our principal administrative, sales, marketing, support and research and development facilities are currently located in approximately 132,500 square feet of space in Irvine, California. One of these facilities is under a six-year lease which includes an option to renew this lease for an additional five-year term. The other facility is under a 3 1/2 year lease.

     We also lease sales offices in several major metropolitan areas of the U.S., including Atlanta, Boston, Chicago, Dallas, New York, San Francisco and Washington, D.C. Our Canadian subsidiaries currently operate from three leased facilities in Calgary, Alberta; Ottawa, Ontario and Halifax, Nova Scotia. Our German subsidiary currently operates from two facilities in Frankfurt and Dusseldorf. Our Australian subsidiary operates from two leased facilities in Melbourne which total approximately 10,000 square feet. Our UK subsidiary leases a 5,300 square-foot office in the London metropolitan area.

ITEM 3. LEGAL PROCEEDINGS

     We are involved from time to time in a variety of legal and administrative proceedings and claims which arise in the ordinary course of business. While the outcome of these claims can not be predicted with certainty, we do not believe that the outcome of any currently pending legal matters will have a material adverse effect on Quest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

     Our common stock has been listed on the Nasdaq National Market since August 13, 1999 under the symbol "QSFT." The following table sets forth the high and low sale prices on the Nasdaq National Market for our common stock for the periods indicated. All prices are adjusted to reflect our two-for-one stock split effected in March 2000.

                                                               PRICE RANGE
                                                             OF COMMON STOCK
                                                             ----------------
                                                              HIGH      LOW
                                                             ------    ------
1999:
  Third Quarter (from August 13)...........................  $26.19    $16.28
  Fourth Quarter...........................................   58.25     27.94
2000:
  First Quarter............................................  $98.13    $36.50
  Second Quarter...........................................   60.63     23.63
  Third Quarter............................................   69.56     43.50
  Fourth Quarter...........................................   64.38     25.63

     On March 19, 2001, the closing price of our common stock on the Nasdaq National Market was $20.06 per share. As of March 19, 2001, there were 355 holders of record of our common stock (not including beneficial holders of shares held in "street name").

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

ITEM 6. SELECTED FINANCIAL DATA

     You should read the following selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes thereto appearing elsewhere in this Report. The following selected consolidated statement of operations data for the years ended December 31, 1998, 1999 and 2000, and the consolidated balance sheet data at December 31, 1999 and 2000, have been derived from audited consolidated financial statements included elsewhere in this Report. The consolidated data presented below for the years ended December 31, 1996 and 1997, and at December 31, 1996, 1997 and 1998, are derived from audited consolidated financial statements that are not included in this Report. The data presented below do not include pro forma adjustments to reflect the income tax provision as if we were a C corporation in fiscal year 1996.

                                                                        YEARS ENDED DECEMBER 31,
                                                            ------------------------------------------------
                                                             1996      1997      1998      1999       2000
                                                            -------   -------   -------   -------   --------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Licenses................................................  $ 9,316   $12,158   $24,901   $54,269   $126,767
  Services................................................    3,546     6,157     9,889    16,599     38,820
                                                            -------   -------   -------   -------   --------
         Total revenues...................................   12,862    18,315    34,790    70,868    165,587
Cost of revenues:
  Licenses................................................      950     1,307     3,433     2,998      3,571
  Services................................................    1,467     1,972     2,507     4,195     10,695
  Amortization of purchased intangible assets.............       --        --        --        --      5,038
                                                            -------   -------   -------   -------   --------
         Total cost of revenues...........................    2,417     3,279     5,940     7,193     19,304
Gross profit..............................................   10,445    15,036    28,850    63,675    146,283
Operating expenses:
  Sales and marketing.....................................    4,328     5,845    11,836    32,078     77,641
  Research and development................................    2,995     4,293     8,047    15,980     39,747
  General and administrative..............................    3,494     3,450     5,278     9,906     17,679
  Other compensation costs and goodwill amortization......       --        --        --     1,243     41,092
                                                            -------   -------   -------   -------   --------
         Total operating expenses.........................   10,817    13,588    25,161    59,207    176,159
                                                            -------   -------   -------   -------   --------
Income (loss) from operations.............................     (372)    1,448     3,689     4,468    (29,876)
Interest income...........................................       17        72       372     1,501     13,535
Other income (expense), net...............................      372      (209)      (36)     (299)    (1,932)
                                                            -------   -------   -------   -------   --------
Income (loss) before income tax provision.................       17     1,311     4,025     5,670    (18,273)
Income tax provision......................................        1     1,022     1,679     2,273      6,805
                                                            -------   -------   -------   -------   --------
Net income (loss).........................................       16       289     2,346     3,397    (25,078)
Preferred stock dividends(1)..............................       --        --        --       590         --
                                                            -------   -------   -------   -------   --------
Net income (loss) applicable to common shareholders.......  $    16   $   289   $ 2,346   $ 2,807   $(25,078)
                                                            =======   =======   =======   =======   ========
Basic net income (loss) per common share..................  $  0.00   $  0.00   $  0.03   $  0.04   $  (0.29)
Diluted net income (loss) per common share................  $  0.00   $  0.00   $  0.03   $  0.03   $  (0.29)
Weighted-average common shares outstanding:
  Basic...................................................   76,700    80,746    88,522    75,354     85,332
  Diluted.................................................   76,700    81,234    88,918    83,600     85,332

---------------

(1) Represents cash dividends paid in 1999 to holders of shares of Series B Redeemable Preferred Stock, all of which were redeemed in connection with our initial public offering in August 1999.

                                                                              DECEMBER 31,
                                                            ------------------------------------------------
                                                             1996      1997      1998      1999       2000
                                                            -------   -------   -------   -------   --------
                                                                             (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents.................................  $    --   $ 2,096   $ 8,981   $39,643   $ 25,155
Short-term marketable securities..........................       --        --        --    11,000      8,587
Working capital...........................................      553       374     2,771    38,670     29,887
Total assets..............................................    6,408     9,713    19,645    99,149    534,172
Long-term obligations.....................................       --        --        --       403      6,422

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to those statements included elsewhere in this Report.

OVERVIEW

     We provide application management software solutions that enhance our customers' return on IT investment dollars by maximizing availability, improving performance, maximizing the effectiveness of IT personnel and improving the quality of business critical applications. Our product families are designed to meet the availability and performance requirements of our customers' most critical applications. Each product family consists of an integrated suite of software tools that enable personnel to manage and administer complex database systems and business applications, both packaged and custom developed. These applications can include ERP (enterprise resource planning) systems, CRM (customer relationship management) systems, B2B (business to business) e-commerce systems, corporate messaging and Internet and web-based applications. We enable organizations to leverage IT infrastructure investments by maximizing the performance and availability of enterprise applications with solutions for High Availability, Application Monitoring, Database Management, SQL Development, and Report Management.

     Our acquisitions of Foglight Software, Inc. (Foglight) and FastLane Technologies, Inc. (FastLane) were highlights of 2000, a year in which we experienced significant growth in our sales, support, professional services and research and development headcount and expanded our executive management and administrative team to meet the needs of our customers and employees worldwide. Our integration activities relative to these acquisitions during 2000 has been primarily dedicated to modifying, enhancing, testing, documenting and otherwise integrating acquired technologies into our product offerings. We have dedicated significant development resources to create versions of Foglight for a variety of applications and database platforms, and have used FastLane's position in the directory management solutions market as a platform on which to promote our entry into the Microsoft solutions and systems management market. We believe these integration activities, together with our internal research and development efforts, will help us position Quest as the leading provider of application management solutions, with a comprehensive set of software solutions supporting the leading database platform vendors with specific solutions for leading business-critical applications.

     All of our acquisitions in 2000 were accounted for under the purchase method of accounting, and our operating results reflect the activities of acquired business only from their respective acquisition dates. As a result of our acquisitions in 2000, we recorded goodwill and purchased intangible assets of approximately $285.4 million in total. These assets are being amortized over their estimated useful lives, and will result in charges to operations of at least $15.0 million per quarter through the second quarter of 2003. For the year ended December 31, 2000, we incurred a net loss due to the amortization of goodwill and purchased intangible assets related to these acquisitions. These acquisitions also contributed to increases in all operating expense categories, and the impact of acquisitions on operating expenses may be greater in 2001, which will reflect a full year of operations. Due to the integration that has taken place to date, it is not possible to quantify the portion of increases in revenues or operating expenses attributable to these acquisitions.

     We derive our revenues primarily from the sale of software licenses and related annual maintenance fees. Our total revenues have increased over each of the past five fiscal years, from $12.9 million in 1996 to $165.6 million in 2000. Pricing of our software licenses is based on the number of servers, workstations and/or users of our products. Services consist primarily of annual maintenance contracts for technical support and product enhancements, and consulting services.

     We recognize software license revenues when a non-cancelable license agreement has been signed with a customer, delivery of the software has occurred, the fees are fixed and determinable, no significant post-delivery vendor obligations remain and collection is deemed probable. Maintenance revenues are recognized ratably over the contract term, which is typically one year. Revenues for consulting services are recognized as such services are performed. See Note 1 of the notes to our consolidated financial statements.

     International revenues from licenses and services sold to customers outside of North America were $2.7 million in 1998, $15.3 million in 1999 and $28.7 million in 2000. We intend to expand our international sales activities as part of our business strategy. All of our current international revenues are derived from the operations of our wholly owned international subsidiaries, which consist of both direct sales and sales through distributors. Our international subsidiaries conduct business in the currency of the country in which they operate (with the exception of Mexico and Brazil where the U.S. Dollar is used), exposing us to currency fluctuations and currency transaction losses or gains which are outside of our control. Historically, fluctuations in foreign currency exchange rates have not had a material effect on our business. We have not, to date, conducted any hedging transactions to reduce our risk to currency fluctuations.

     In the development of new products and enhancements of existing products, the technological feasibility of the software is not established until substantially all product development is complete. Historically, our software development costs eligible for capitalization have been insignificant, and all costs related to internal research and development have been expensed as incurred.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1998      1999      2000
                                                              ------    ------    ------
Revenues:
  Licenses..................................................   71.6%     76.6%     76.6%
  Services..................................................   28.4      23.4      23.4
                                                              -----     -----     -----
          Total revenues....................................  100.0     100.0     100.0
                                                              -----     -----     -----
Cost of revenues:
  Licenses..................................................    9.9       4.2       2.2
  Services..................................................    7.2       5.9       6.5
  Amortization of purchased intangible assets...............     --        --       3.0
                                                              -----     -----     -----
          Total cost of revenues............................   17.1      10.1      11.7
                                                              -----     -----     -----
Gross profit................................................   82.9      89.9      88.3
Operating expenses:
  Sales and marketing.......................................   34.0      45.3      46.9
  Research and development..................................   23.1      22.6      24.0
  General and administrative................................   15.2      14.0      10.7
  Other compensation costs and goodwill amortization........     --       1.8      24.8
                                                              -----     -----     -----
          Total operating expenses..........................   72.3      83.7     106.4
                                                              -----     -----     -----
Income (loss) from operations...............................   10.6       6.2     (18.1)
Interest income.............................................    0.9       2.1       8.2
Other expense, net..........................................   (0.0)     (0.4)     (1.2)
                                                              -----     -----     -----
Income (loss) before income tax provision...................   11.5       7.9     (11.1)
Income tax provision........................................    4.8       3.2       4.1
                                                              -----     -----     -----
Net income (loss)...........................................    6.7%      4.7%    (15.2)%
                                                              =====     =====     =====

     YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

REVENUES

     Revenues were $34.8 million, $70.9 million and $165.6 million in 1998, 1999 and 2000, respectively, representing increases of $36.1 million, or 103.7%, from 1998 to 1999, and $94.7 million, or 134%, from 1999 to 2000. International revenues accounted for 7.8%, 21.6% and 17.4% of total revenues for 1998, 1999 and 2000, respectively. No single customer accounted for more than 10% of total revenues in 1998, 1999 or 2000.

     Licenses -- Licenses were $24.9 million, $54.3 million and $126.8 million in 1998, 1999 and 2000, respectively, representing increases of $29.4 million, or 118.1%, from 1998 to 1999, and $72.5 million, or 134%, from 1999 to 2000.
Licenses represented 71.6%, 76.6% and 76.6% of total revenues in 1998, 1999 and 2000, respectively. International licenses accounted for 5.8%, 23.4% and 19.0% of total licenses in 1998, 1999 and 2000, respectively. The increase in licenses from 1998 to 1999 was due to expansion of our worldwide sales force, as well as the introduction of new products in 1999. The increase in licenses from 1999 to 2000 was due to continued expansion of our worldwide sales force, as well as increased market acceptance of our software products and introduction of new products.

     Services -- Services were $9.9 million, $16.6 million and $38.8 million in 1998, 1999 and 2000, respectively, representing increases of $6.7 million, or 67.7%, from 1998 to 1999, and $22.2 million, or 134% from 1999 to 2000. Services represented 28.4%, 23.4% and 23.4% of total revenues in 1998, 1999 and 2000, respectively. The increases in services reflect an increase in the number of software licenses sold with maintenance agreements and renewals of maintenance agreements on existing licenses, as well as increased consulting and training revenues. International services accounted for 12.7%, 16.0% and 12.0% of total services in 1998, 1999 and 2000, respectively.

COST OF REVENUES

     Cost of Licenses -- Cost of licenses was $3.4 million, $3.0 million and $3.6 million in 1998, 1999 and 2000, respectively, representing a decrease of $0.4 million, or 11.8%, from 1998 to 1999, and an increase of $0.6 million, or 20%, from 1999 to 2000. Cost of licenses as a percentage of license revenue was 13.8%, 5.5% and 2.8% for 1998, 1999 and 2000, respectively. The decrease in cost of licenses from 1998 to 1999 was due to decreases for both royalties and amortization as a result of reaching several royalty maximums and completion of amortization of certain purchased technology. The increase in cost of licenses from 1999 to 2000 was principally a result of an increase in product media, duplication and printing costs. The decreases in cost of licenses as a percentage of license revenues in 2000 resulted from increased license revenues without a corresponding increase in amortization of acquired software licenses, which does not vary by the number of licenses sold.

     Cost of Services -- Cost of services was $2.5 million, $4.2 million and $10.7 million in 1998, 1999 and 2000, respectively, representing increases of $1.7 million, or 68.0%, from 1998 and 1999, and $6.5 million, or 155%, from 1999 to 2000. Cost of services as a percentage of service revenues was 25.4%, 25.3% and 27.6% for 1998, 1999 and 2000, respectively. The increases in cost of services in these periods are primarily due to the increase in the number of technical support personnel required to manage and support our growing customer base as well as increased product offerings. We also formed a professional services consulting organization during the first half of 2000, which did not exist in 1998 or 1999. Our gross margins on services revenues could fluctuate in the future, reflecting the timing differences between increasing our organization investments and the corresponding revenue growth that we expect as a result. We expect the cost of services to increase in absolute dollars for the foreseeable future as additional customer support and consulting personnel are hired.

     Amortization of Purchased Intangible Assets -- Amortization of purchased intangible assets was $5.0 million in 2000, which includes amortization of the fair value of acquired technology, workforce and customer lists associated with the acquisitions made during 2000. There were no similar costs during 1998 and 1999.

OPERATING EXPENSES

     Sales and Marketing -- Sales and marketing expenses were $11.8 million, $32.1 million and $77.6 million in 1998, 1999 and 2000, respectively, representing increases of $20.3 million, or 172.0%, from 1998 to 1999, and $45.5 million, or 142%, from 1999 to 2000. The increases reflect our increasing investment in our sales and marketing organization, which from 1998 to 1999 included an increase in salaries and related expenses of $8.9 million, a $4.3 million increase in commissions and a $0.6 million increase in marketing communications expenses. The increases from 1999 to 2000 included an increase in salaries and related expenses of $20.3 million, a $8.9 million increase in commissions, $5.3 million increase in travel and related costs, and a

$1.6 million increase in promotional, conference and tradeshow expenses. We intend to continue to expand our sales and marketing infrastructure in 2001 and, as a result, expect sales and marketing expenses to increase in absolute dollars.

     Research and Development -- Research and development expenses were $8.0 million, $16.0 million and $39.7 million in 1998, 1999 and 2000, respectively, representing increases of $8.0 million, or 100.0%, from 1998 to 1999, and $23.7 million, or 148%, from 1999 to 2000. The increases for these periods were primarily related to a 138-person increase from 1998 to 1999, and a 268-person increase from 1999 to 2000 in the number of software developers and quality assurance personnel. We believe significant investments in research and development are required to remain competitive, and expect these expenses to continue to increase in absolute dollars in 2001.

     General and Administrative -- General and administrative expenses were $5.3 million, $9.9 million and $17.7 million in 1998, 1999 and 2000, respectively, representing an increase of $4.6 million, or 86.8%, from 1998 to 1999, and $7.8 million, or 78%, from 1999 to 2000. The most significant expense increases during both periods were for salaries and related expenses, rent and depreciation, which were the result of increased number of related personnel. We expect general and administrative expenses to increase in absolute dollars as we continue to enhance our infrastructure and support expansion of our operations.

     Other Compensation Costs and Goodwill Amortization -- Other compensation costs and goodwill amortization was $1.2 million in 1999 and $41.1 million in 2000. Included in 1999 was $0.7 million related to the severance package provided to one of our founders and a director, which will be paid out over a three-year period, $0.4 million of compensation costs related to the grant of stock options at less than fair market value and $0.1 million of goodwill amortization related to acquisitions. In 2000, these costs consisted of $36.0 million of goodwill amortization related to the various acquisitions primarily made during 2000, and $5.1 million in compensation costs primarily related to the grant of stock options at less than fair market value. The majority of the option grants at less than fair market value were made in 1999.

     Interest Income -- Interest income was $0.4 million, $1.5 million and $13.5 million in 1998, 1999 and 2000, respectively. The increases in 1999 and 2000 reflected higher cash and short-term investments, which accelerated after the receipt of the net proceeds of our initial public offering in August 1999 and our secondary offering in March 2000.

     Other Expense, Net -- Other expense, net was ($36,000) in 1998, $(0.3) million in 1999 and $(1.9) million. Increases in other expense, net are primarily the result of increased interest expense and foreign currency translation losses.

     Provision for Income Taxes -- Provision for income taxes was $1.7 million, $2.3 million and $6.8 million in 1998, 1999 and 2000, respectively, representing increases of $0.6 million, or 35.3%, from 1998 to 1999, and $4.5 million, or 199%, from 1999 to 2000. The effective income tax rate was 41.7%, 40.1% and (37.2)% in 1998, 1999 and 2000, respectively. Excluding amortization of purchased intangible assets and other compensation costs and goodwill amortization, the effective income tax rate for 2000 was 40%. See Note 6 of the notes to our consolidated financial statements.

INFLATION

     Inflation has not had a significant effect on our results of operations or financial position for the years ended December 31, 1998, 1999 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our business, to date, primarily from cash generated by our operations, net proceeds of $64.9 million from our initial public offering in August 1999 and net proceeds of $253.5 million from our secondary offering in March 2000. Our sources of liquidity as of December 31, 2000 consisted principally of cash and cash equivalents of $25.2 million, and $126.7 million in both short-and long-term high grade corporate and government marketable securities.

     Net cash provided by operating activities was $8.2 million, $11.4 million and $25.9 million in 1998, 1999 and 2000, respectively. The increases were primarily due to increases in net income after excluding non-cash depreciation and amortization expense and increases in income taxes payable and deferred revenue, offset by increases in accounts receivable and deferred income taxes.

     Net cash used in investing activities was $1.3 million, $24.1 million and $241.8 million in 1998, 1999, and 2000, respectively. The increase in cash used in investing activities in 2000 was primarily related to net purchases of marketable securities of $111.0 million, acquisitions of $82.1 million and capital expenditures of $39.2 million. See note 2 to the consolidated financial statements for discussion on acquisitions. Capital expenditures primarily consisted of equipment and related purchases to support our worldwide expansion and related infrastructure needs.

     Financing activities used $8,000 in 1998, and generated $43.6 million and $201.1 million in 1999 and 2000, respectively. In April 1999, we raised $25.0 million through the sale of preferred stock and an additional $10.0 million in term debt from a commercial bank in order to purchase shares of common stock from a shareholder and founder for $35.0 million. See Note 4 of the notes to our consolidated financial statements. In August 1999, we raised net proceeds of $64.9 million from our initial public offering. A portion of the proceeds was utilized to retire debt of $10.9 million and redeem the outstanding Series B Preferred Stock for $10.0 million. In March 2000, we raised net proceeds of $253.6 million from a secondary public offering of 8.4 million shares of our common stock at a price of $70.00 per share. Of the shares sold in the offering
3.8 million shares were sold by the Company and 4.6 million shares were sold by existing shareholders. The Company did not receive any proceeds from the shares sold by the selling shareholders.

     In December 2000, the Board of Directors authorized a stock repurchase program under which the Company may purchase up to two million shares of its common stock. Under the repurchase program, the Company may purchase shares from time to time at varying prices in open market or private transactions. As of December 31, 2000, the Company had repurchased 1.7 million shares for $57.4 million under the plan.

     We believe that our existing cash, cash equivalents and investment balances and cash flows from operations will be sufficient to finance our working capital and capital expenditure requirements through at least the next 12 months. We may require additional funds to support our working capital requirements, or for other purposes, and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we cannot assure you that such financing will be available to us on commercially reasonable terms or at all.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In September 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, is effective for all fiscal years beginning after June 15, 2000, and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative which would be required to be reported as assets or liabilities and carried at fair value. The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

     On December 6, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 is effective for the fourth quarter in fiscal year 2000. The adoption of SAB No. 101 did not have a material impact on the Company's financial statements, as the Company believes its revenue recognition policies comply with SAB No. 101.

     In March 2000, the FASB issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25. FIN 44 clarifies the definition of an employee for purposes of applying Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The provisions of FIN 44 change the accounting for an exchange of unvested employee stock options and restricted stock awards in a purchase business combination. The new rules require the intrinsic value of the unvested awards be allocated to deferred compensation and recognized as non-cash compensation expense over the remaining future vesting period. The adoption of FIN 44 did not have a material impact on the Company's financial statements, other than the effect of the application of FIN 44 as it relates to the Company's acquisitions as described in Note 2.

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

                         RISKS RELATED TO OUR BUSINESS

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS AND, AS A RESULT, WE MAY FAIL TO MEET EXPECTATIONS OF INVESTORS AND ANALYSTS, CAUSING OUR STOCK PRICE TO FLUCTUATE OR DECLINE

     Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors. These factors include the following:

     - the size and timing of customer orders. See "-- The size and timing of our customer orders may vary significantly from quarter to quarter which could cause fluctuations in our revenues."

     - the unpredictability of the timing and level of sales through our indirect sales channel;

     - the timing of revenue recognition for sales of software products and services;

     - the extent to which our customers renew their maintenance contracts with us;

     - the possibility that our customers may cancel or defer purchases as a result of reduced IT budgets or in anticipation of new products or product updates by us or by our competitors;

     - the possibility of an economic slowdown generally;

     - the amount and timing of expenditures related to expansion of our operations;

     - our ability to attain market acceptance of new products and services and enhancements to our existing products;

     - lack of order backlog;

     - changes in our pricing policies or the pricing policies of our competitors;

     - the relative growth rates of the Windows NT and UNIX markets, as well as the rate of adoption of Microsoft's release of Windows 2000 by users;

     - costs related to acquisitions of technologies or businesses, including amortization of goodwill and purchased intangible assets; and

     - the timing of releases of new versions of third-party software products that our products support.

     Fluctuations in our results of operations are likely to affect the market price of our common stock that may not be related to our long-term performance.

THE SIZE AND TIMING OF OUR CUSTOMER ORDERS MAY VARY SIGNIFICANTLY FROM QUARTER TO QUARTER WHICH COULD CAUSE FLUCTUATIONS IN OUR REVENUES

     In any given quarter, sales of some of our products have involved large financial commitments from a relatively small number of customers, and cancellation or deferral of these large contracts would reduce our revenues. In addition, the sales cycles for certain of our software products, such as Vista Plus and SharePlex, can last from three to nine months and often require pre-purchase evaluation periods and customer education. These relatively long sales cycles may cause significant periodic variation in our license revenues. Also, we have often booked a large amount of our sales in the last month or weeks of each quarter and delays in the closing of sales near the end of a quarter could cause quarterly revenue to fall short of anticipated levels. Finally, while a portion of our revenues each quarter is recognized from previously deferred revenue, our quarterly performance will depend primarily upon entering into new contracts to generate revenues for that quarter.

MANY OF OUR PRODUCTS ARE DEPENDENT ON ORACLE'S TECHNOLOGIES; IF ORACLE'S TECHNOLOGIES LOSE MARKET SHARE OR BECOME INCOMPATIBLE WITH OUR PRODUCTS, THE DEMAND FOR OUR PRODUCTS COULD SUFFER

     We believe that our success has depended in part, and will continue to depend in part for the foreseeable future, upon our relationship with Oracle and our status as a complementary software provider for Oracle's database and application products. Many versions of our products, including SharePlex, SQLab Vision, and SQL Navigator, are specifically designed to be used with Oracle databases. Although a number of our products work with other environments, our competitive advantage consists in substantial part on the integration between our products and Oracle's products, and our extensive knowledge of Oracle's technology. Currently, a significant portion of our total revenues are derived from products that specifically support Oracle-based products. If Oracle for any reason decides to promote technologies and standards that are not compatible with our technology, or if Oracle loses market share for its database products, our business, operating results and financial condition would be materially adversely affected.

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

OUR SUCCESS DEPENDS ON OUR ABILITY TO DEVELOP NEW AND ENHANCED PRODUCTS THAT ACHIEVE WIDESPREAD MARKET ACCEPTANCE

     Our future success depends on our ability to address the rapidly changing needs of our customers by developing and introducing new products, product updates and services on a timely basis, by extending the operation of our products on new platforms and by keeping pace with technological developments and emerging industry standards. In order to grow our business, we are committing substantial resources to developing software products and services for the applications management market. If this markets does not continue to develop as anticipated, or demand for our products in these markets does not materialize or occurs more slowly that we expect, or if our development efforts are delayed or unsuccessful, we will have expended substantial resources and capital without realizing sufficient revenue, and our business and operating results could be adversely affected.

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

OUR ABILITY TO INCREASE OUR REVENUES DEPENDS ON OUR ABILITY TO EXPAND OUR INDIRECT SALES CHANNELS

     We intend to aggressively pursue expansion of our indirect sales channels through arrangements with resellers, systems integrators and distributors. In certain domestic and international markets we may miss sales opportunities if we are unable to enter into successful relationships with locally based resellers. We may become more dependent on these type of relationships. There can be no assurance that we will successfully develop these relationships or that the expansion of indirect sales distribution methods will increase revenues.

OUR PAST AND FUTURE GROWTH MAY STRAIN OUR MANAGEMENT, ADMINISTRATIVE, OPERATIONAL AND FINANCIAL INFRASTRUCTURE

     We have recently experienced a period of rapid growth in our operations that has placed and will continue to place a strain on our management, administrative, operational and financial infrastructure. During this period, we have experienced an increase in the number of our employees, increasing demands on our operating and financial systems and personnel, and an expansion in the geographic coverage of our operations. The number of our full-time employees increased from 123 as of December 31, 1997 to 257 as of December 31, 1998, to 654 as of December 31, 1999 and to 1,431 as of December 31, 2000. Our ability to manage our operations and growth requires us to continue to improve our operational, financial and management controls, and reporting systems and procedures. We may need to expand our facilities or relocate some or all of our employees or operations from time to time to support growth. These relocations could result in temporary disruptions of our operations or a diversion of management's attention and resources. In addition, we will be required to hire additional management, financial and sales and marketing personnel to manage our expanding operations. If we are unable to manage this growth effectively, our business, operating results and financial condition may be materially adversely affected.

WE MAY NOT GENERATE INCREASED BUSINESS FROM OUR CURRENT CUSTOMERS, WHICH COULD SLOW OUR REVENUE GROWTH IN THE FUTURE

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

WE EXPECT TO INCUR SIGNIFICANT INCREASES IN OUR OPERATING EXPENSES IN THE FORESEEABLE FUTURE, WHICH MAY AFFECT OUR FUTURE PROFITABILITY

     We intend to substantially increase our operating expenses for the foreseeable future as we continue to:

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

OUR INTERNATIONAL OPERATIONS AND OUR PLANNED EXPANSION OF OUR INTERNATIONAL OPERATIONS EXPOSES US TO CERTAIN RISKS

     Substantially all of our current international revenues are derived from the operations of three of our wholly-owned subsidiaries in Australia, the United Kingdom and Germany. Revenues from licenses and services to customers outside of North America were $5.8 million in 1998, representing 16.7% of total revenues, $15.3 million in 1999, representing 21.6% of total revenues, and $28.7 million in 2000, representing 17.3% of total revenues. As a result, we face increasing risks from doing business on an international basis, including, among others:

     - difficulties in staffing and managing foreign operations;

     - longer payment cycles;

     - seasonal reductions in business activity in Europe;

     - increased financial accounting and reporting burdens and complexities;

     - potentially adverse tax consequences;

     - potential loss of proprietary information due to piracy, misappropriation or weaker laws regarding intellectual property protection;

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

OUR RECENTLY-IMPLEMENTED STRATEGY OF INVESTING IN DEVELOPMENT STAGE COMPANIES INVOLVES A NUMBER OF RISKS AND UNCERTAINTIES

     We have and may continue to make investments in development-stage companies that we believe provide strategic opportunities for Quest. Each of these investments involves a number of risks and uncertainties, including diversion of management attention, inability to identify strategic opportunities, inability to value investments appropriately, inability to manage investments effectively and loss of cash invested. We intend that these investments will complement our own research and development efforts, provide access to new technologies and emerging markets, and create opportunities for additional sales of our products and services. However, we cannot assure you that this initiative will have the above mentioned desired results, or even that we will not lose all or any part of these investments.

FAILURE TO DEVELOP STRATEGIC RELATIONSHIPS COULD HARM OUR BUSINESS BY DENYING US SELLING OPPORTUNITIES AND OTHER BENEFITS

     Our current collaborative relationships may not prove to be beneficial to us, and they may not be sustained. We also may not be able to enter into successful new strategic relationships in the future, which could have a material adverse effect on our business, operating results and financial condition. From time to time, we have collaborated with other companies, including Hewlett-Packard and Oracle and certain of the national accounting firms that provide system integration services, in areas such as product development, marketing, distribution and implementation. We could lose sales opportunities if we fail to work effectively with these parties. Moreover, we expect that maintaining and enhancing these and other relationships will become a more meaningful part of our business strategy in the future. However, many of our current partners are either actual or potential competitors with us. In addition, many of these third parties also work with competing software companies and we may not be able to maintain these existing relationships, due to the fact that these relationships are informal or, if written, are terminable with little or no notice.

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

     Certain of our software products contain components developed and maintained by third-party software vendors. We expect that we may have to incorporate software from third-party vendors in our future products. We may not be able to replace the functionality provided by the third-party software currently offered with our products if that software becomes obsolete, defective or incompatible with future versions of our products or is not adequately maintained or updated. Any significant interruption in the availability of these third-party software products or defects in these products could harm our sales unless and until we can secure an alternative source. Although we believe there are adequate alternate sources for the technology licensed to us, such alternate sources may not provide us with the same functionality as that currently provided to us.

NATURAL DISASTERS OR POWER OUTAGES COULD DISRUPT OUR BUSINESS

     A substantial portion of our operations are located in California, and we are subject to risks of damage and business disruptions resulting from earthquakes, floods and similar events, as well as from power outages. We have recently experienced limited and temporary power losses in our California facilities due to power shortages, and we expect in the future to experience additional power losses. While the impact to our business and operating results has not been material, we cannot assure you that power losses will not adversely affect our business in the future, or that the cost of acquiring sufficient power to run our business will not increase significantly. Since we do not have sufficient redundancy in our networking infrastructure, a natural disaster or other unanticipated problem could have an adverse effect on our business, including both our internal operations and our ability to communicate with our customers or sell and deliver our products.

                         RISKS RELATED TO OUR INDUSTRY

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

INTEREST RATE RISK

     Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We place our investments with high-quality issuers and, by policy, limit the amount of credit exposure to any one issuer. Our investments in marketable securities consist primarily of high-grade corporate and government securities with maturities of less than two years. Investments purchased with an original maturity of three months or less are considered to be cash equivalents. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. At December 31, 2000, the net gain on available-for-sale securities of $132,000 comprises 48 positions, of which 41 positions have unrealized gains and seven positions have unrealized losses.

     The following table provides information about our investment portfolio at December 31, 2000. For investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates (dollars in thousands).

Cash and cash equivalents...................................  $ 25,155
Average interest rate.......................................      4.63%

Short-term marketable securities, available-for-sale........  $  8,587
Average interest rate.......................................      6.72%

Long-term marketable securities, available-for-sale
  (maturing in 2001)........................................  $118,084
Average interest rate.......................................      6.97%

Total portfolio.............................................  $151,826
Average interest rate.......................................      6.57%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this item are included in Part IV,
Item 14 of this Form 10-K and are presented beginning on page F-1.

     The following table sets forth certain unaudited quarterly financial data for the fiscal years ended December 31, 1999 and 2000. This information has been prepared on the same basis as the Consolidated Financial Statements and all necessary adjustments have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with the Consolidated Financial Statements and Notes thereto. Historical quarterly financial results and trends may not be indicative of future results.

                                                                             QUARTERS ENDED
                                        -----------------------------------------------------------------------------------------
                                        MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                          1999        1999       1999        1999       2000        2000       2000        2000
                                        ---------   --------   ---------   --------   ---------   --------   ---------   --------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues..............................   $12,839    $15,450     $18,308    $24,271     $28,725    $36,654     $44,122    $56,085
Gross profit..........................    11,251     13,896      16,420     22,108      25,563     32,431      39,093     49,197
Income (loss) before income tax
  provision...........................     1,632        641         902      2,495      (5,213)    (1,868)     (4,434)    (6,757)
Net income (loss).....................       943         31         272      1,561      (5,685)    (4,409)     (6,259)    (8,724)
                                         =======    =======     =======    =======     =======    =======     =======    =======
Basic and diluted net income (loss)
  per share...........................   $  0.01    $  0.00     $  0.00    $  0.02     $ (0.07)   $ (0.05)    $ (0.07)   $ (0.10)
                                         =======    =======     =======    =======     =======    =======     =======    =======

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Company's directors as required by this item will be included in the Company's definitive proxy statement, to be delivered to shareholders in connection with the Company's 2001 annual meeting. Such information is incorporated herein by reference.

     Information with respect to executive officers may be found in Part I, Item 1, under the heading "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this item will be included in the section captioned "Executive Compensation" appearing in the Company's definitive proxy statement, to be delivered to shareholders in connection with the Company's 2001 annual meeting of shareholders. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item will be included in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's definitive proxy statement, to be delivered to shareholders in connection with the Company's 2001 annual meeting of shareholders. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item will be included in the section captioned "Related Party Transactions" appearing in the Company's definitive proxy statement, to be delivered to shareholders in connection with the Company's 2001 annual meeting of shareholders. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K.

     1. Financial Statements

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-1
Consolidated Balance Sheets as of December 31, 1999 and
  2000......................................................  F-2
Consolidated Statements of Operations for the Years Ended
  December 31, 1998, 1999 and 2000..........................  F-3
Consolidated Statements of Shareholders' Equity for the
  Years Ended December 31, 1998, 1999 and 2000..............  F-4
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1999 and 2000..........................  F-5
Notes to Consolidated Financial Statements..................  F-6

     2. Financial Statement Schedules

     The following financial statement schedule should be read in conjunction with the consolidated financial statements of Quest Software, Inc. filed as part of this Report:

     - Schedule II -- Valuation and Qualifying Accounts

     Schedules other than that listed above have been omitted since they are either not required or not applicable or because the information required is included in the consolidated financial statements included elsewhere herein or the notes thereto.

     3. Exhibits

 EXHIBIT
  NUMBER                           EXHIBIT TITLE
 -------                           -------------
 3.1*       Second Amended and Restated Articles of Incorporation.
 3.2**      Second Amended and Restated Bylaws, as amended.
 3.3***     Certificate of Amendment of Second Amended and Restated
            Articles of Incorporation.
 4.1*       Form of Registrant's Specimen Common Stock Certificate.
10.1*++     Registrant's 1998 Stock Option/Stock Issuance Plan.
10.2*++     Registrant's 1999 Stock Incentive Plan.
10.3*++     Registrant's 1999 Employee Stock Purchase Plan.
10.4*       Form of Directors' and Officers' Indemnification Agreement.
10.5*+      Agreement, dated February 19, 1999, between Quest Software,
            Inc. and INSO Chicago Corporation, dba INSO Corporation.
10.6*+      OEM Agreement, dated March 3, 1998, by and between Quest
            Software, Inc. and Artifex Software Inc.
10.7*       Office Space Lease dated as of June 17, 1999 between The
            Irvine Company and Quest Software, Inc.
10.8**      Office Lease between The Northwestern Mutual Life Insurance
            Company (Landlord) and Quest Software, Inc. (Tenant) dated as of September 30, 1999.
10.9***+    Inxight/Resolute Software: Software Distribution and License
            Agreement -- Inxight Technology dated September 30, 1998
            between Resolute Software, Inc. and Inxight Software, Inc.
10.10       Office lease, dated June 2000, between Fund VIII and Fund IX
            Associates and Quest Software, Inc.
21.1        Subsidiaries of the Company.
23.1        Consent of Deloitte & Touche LLP.

---------------
* Incorporated herein by reference to the Company's Registration Statement on Form S-1 and all amendments thereto (File No. 333-80543).

** Incorporated herein by reference to the Company's Registration Statement on Form S-1 and all amendments thereto (File No. 333-30816).

*** Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000.

+ Confidential treatment requested and received as to certain portions of this agreement.

++   Indicates a management contract or compensatory arrangement.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed by Quest Software, Inc. during the quarter ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          QUEST SOFTWARE, INC.

Dated: March 30, 2001                     By:      /s/ DAVID M. DOYLE
                                            ------------------------------------
                                                       David M. Doyle
                                                  President and Secretary

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ VINCENT C. SMITH                       Chief Executive Officer      March 30, 2001
-----------------------------------------------------   (principal executive officer)
                  Vincent C. Smith                        and Chairman of the Board

                 /s/ DAVID M. DOYLE                       President, Secretary and      March 30, 2001
-----------------------------------------------------             Director
                   David M. Doyle

                /s/ M. BRINKLEY MORSE                    Vice President, Finance and    March 30, 2001
-----------------------------------------------------            Operations
                  M. Brinkley Morse                     (principal financial officer)

                 /s/ KEVIN E. BROOKS                        Corporate Controller        March 30, 2001
-----------------------------------------------------  (principal accounting officer)
                   Kevin E. Brooks

                 /s/ DORAN G. MACHIN                              Director              March 30, 2001
-----------------------------------------------------
                   Doran G. Machin

                /s/ JERRY MURDOCK, JR                             Director              March 30, 2001
-----------------------------------------------------
                 Jerry Murdock, Jr.

                 /s/ RAYMOND J. LANE                              Director              March 30, 2001
-----------------------------------------------------
                   Raymond J. Lane

                          INDEPENDENT AUDITORS' REPORT

The Shareholders and Board of Directors
Quest Software, Inc.

     We have audited the accompanying consolidated balance sheets of Quest Software, Inc. and subsidiaries (the Company) as of December 31, 1999 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Quest Software, Inc. and its subsidiaries at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
January 30, 2001

                              QUEST SOFTWARE, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            2000
                                                              ------------    ------------
Current assets:
  Cash and cash equivalents.................................    $39,643         $ 25,155
  Short-term marketable securities..........................     11,000            8,587
  Accounts receivable, net..................................     18,771           38,443
  Prepaid expenses and other current assets.................      3,244           11,390
  Income taxes receivable...................................         --            1,558
  Deferred income taxes.....................................      2,089           14,833
                                                                -------         --------
          Total current assets..............................     74,747           99,966
Property and equipment, net.................................      7,179           46,840
Long-term marketable securities.............................      4,484          118,084
Goodwill and purchased intangible assets, net...............     11,452          255,858
Deferred income taxes.......................................        415            3,001
Other assets................................................        872           10,423
                                                                -------         --------
          Total assets......................................    $99,149         $534,172
                                                                =======         ========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................    $ 3,436         $  5,503
  Accrued compensation......................................      4,966            9,350
  Other accrued expenses....................................      7,062           22,491
  Income taxes payable......................................      2,030               --
  Deferred revenue..........................................     18,583           32,052
                                                                -------         --------
          Total current liabilities.........................     36,077           69,396
Long-term liabilities and other.............................        403            6,422
Commitment and contingencies (Note 9)
Shareholders' equity:
  Preferred stock, no par value, 10,000 shares authorized;
     no shares issued
     or outstanding.........................................         --               --
  Common stock, no par value, 150,000 shares authorized;
     77,810 and 86,710 shares issued and outstanding at
     December 31, 1999 and 2000.............................     63,946          500,324
  Retained earnings (deficit)...............................      1,864          (23,214)
  Accumulated other comprehensive (loss) income.............        (26)             132
  Notes receivable from sale of common stock................     (3,115)         (18,888)
                                                                -------         --------
          Total shareholders' equity........................     62,669          458,354
                                                                -------         --------
          Total liabilities and shareholders' equity........    $99,149         $534,172
                                                                =======         ========

          See accompanying notes to consolidated financial statements.

                              QUEST SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                               1998       1999        2000
                                                              -------    -------    --------
Revenues:
  Licenses..................................................  $24,901    $54,269    $126,767
  Services..................................................    9,889     16,599      38,820
                                                              -------    -------    --------
          Total revenues....................................   34,790     70,868     165,587
Cost of revenues:
  Licenses..................................................    3,433      2,998       3,571
  Services..................................................    2,507      4,195      10,695
  Amortization of purchased intangible assets...............       --         --       5,038
                                                              -------    -------    --------
          Total cost of revenues............................    5,940      7,193      19,304
                                                              -------    -------    --------
Gross profit................................................   28,850     63,675     146,283
Operating expenses:
  Sales and marketing.......................................   11,836     32,078      77,641
  Research and development..................................    8,047     15,980      39,747
  General and administrative................................    5,278      9,906      17,679
  Other compensation costs and goodwill amortization........       --      1,243      41,092
                                                              -------    -------    --------
          Total operating expenses..........................   25,161     59,207     176,159
                                                              -------    -------    --------
Income (loss) from operations...............................    3,689      4,468     (29,876)
Interest income.............................................      372      1,501      13,535
Other expense, net..........................................      (36)      (299)     (1,932)
                                                              -------    -------    --------
Income (loss) before income tax provision...................    4,025      5,670     (18,273)
Income tax provision........................................    1,679      2,273       6,805
                                                              -------    -------    --------
Net income (loss)...........................................    2,346      3,397     (25,078)
Preferred stock dividends...................................       --        590          --
                                                              -------    -------    --------
Net income (loss) applicable to common shareholders.........  $ 2,346    $ 2,807    $(25,078)
                                                              =======    =======    ========
Net income (loss) per common share:
  Basic.....................................................  $  0.03    $  0.04    $  (0.29)
                                                              =======    =======    ========
  Diluted...................................................  $  0.03    $  0.03    $  (0.29)
                                                              =======    =======    ========
Weighted-average common shares:
  Basic.....................................................   88,522     75,354      85,332
  Diluted...................................................   88,918     83,600      85,332

          See accompanying notes to consolidated financial statements.

                              QUEST SOFTWARE, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                       CAPITAL
                                                                                         NOTES       DISTRIBUTION
                                                                      ACCUMULATED     RECEIVABLE     IN EXCESS OF
                                       COMMON STOCK      RETAINED        OTHER        AND ACCRUED      BASIS IN         TOTAL
                                    ------------------   EARNINGS    COMPREHENSIVE   INTEREST FROM      COMMON      SHAREHOLDERS'
                                    SHARES     AMOUNT    (DEFICIT)   INCOME (LOSS)   SHAREHOLDERS       STOCK          EQUITY
                                    -------   --------   ---------   -------------   -------------   ------------   -------------
BALANCE, January 1, 1998..........   86,994   $  3,425   $  1,645        $ --          $ (2,234)       $     --       $  2,836
Issuance of common stock..........      132         66         --          --                --              --             66
Notes receivable from shareholder
  for purchase of common stock....    1,950        750         --          --              (750)             --             --
Accrued interest receivable from
  shareholders....................       --         --         --          --              (174)             --           (174)
Net income........................       --         --      2,346          --                --              --          2,346
                                    -------   --------   --------        ----          --------        --------       --------
BALANCE, December 31, 1998........   89,076      4,241      3,991          --            (3,158)             --          5,074
Exercise of stock options,
  including tax benefit of $168...       68        201         --          --                --              --            201
Payment of notes receivable from
  shareholders for purchase of
  common stock....................       --         --         --          --               230              --            230
Accrued interest receivable from
  shareholders....................       --         --         --          --              (187)             --           (187)
Repurchase of common stock........  (29,640)        (2)    (4,934)         --                --         (30,064)       (35,000)
Conversion of Series A Redeemable
  Preferred Stock to common
  stock...........................    8,000     15,000         --          --                --              --         15,000
Issuance of common stock in the
  initial public offering, net....   10,120     64,856         --          --                --              --         64,856
Compensation expense associated
  with stock option grants........       --        432         --          --                --              --            432
Common stock issued for an
  acquisition.....................      186      9,282         --          --                --              --          9,282
Dividends on Series B Redeemable
  Preferred Stock.................       --         --       (590)         --                --              --           (590)
Unrealized loss on
  available-for-sale securities...       --         --         --         (26)               --              --            (26)
Reclassification of capital
  distribution in excess of basis
  in common stock.................       --    (30,064)        --          --                --          30,064             --
Net income........................       --         --      3,397          --                --              --          3,397
                                                                                                                      --------
Comprehensive income..............       --         --         --          --                --              --          3,371
                                    -------   --------   --------        ----          --------        --------       --------
BALANCE, December 31, 1999........   77,810     63,946      1,864         (26)           (3,115)             --         62,669
Exercise of stock options,
  including tax benefit of
  $28,786.........................    2,493     33,151         --          --                --              --         33,151
Notes receivable and accrued
  interest from shareholders for
  purchase of common stock........      339     15,773         --          --           (15,773)             --             --
Repurchase of common stock........   (1,718)   (57,964)        --          --                --              --        (57,964)
Issuance of common stock in the
  secondary public offering,
  net.............................    3,808    253,469         --          --                --              --        253,469
Common stock issued for employee
  stock purchase plan.............      288      3,438         --          --                --              --          3,438
Compensation expense associated
  with stock option grants........       --      3,441         --          --                --              --          3,441
Common stock issued for
  acquisitions....................    3,690    185,070         --          --                --              --        185,070
Unrealized gain on
  available-for-sale securities...       --         --                    158                --              --            158
Net loss..........................       --         --    (25,078)         --                --              --        (25,078)
                                                                                                                      --------
Comprehensive loss................       --         --         --          --                --              --        (24,920)
                                    -------   --------   --------        ----          --------        --------       --------
BALANCE, December 31, 2000........   86,710   $500,324   $(23,214)       $132          $(18,888)       $     --       $458,354
                                    =======   ========   ========        ====          ========        ========       ========

          See accompanying notes to consolidated financial statements.

                              QUEST SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                               1998        1999        2000
                                                              -------    --------    ---------
Cash flows from operating activities:
  Net income (loss).........................................  $ 2,346    $  3,397    $ (25,078)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization...........................    1,893       2,107       47,246
    Compensation expense associated with stock option
     grants.................................................       --         432        3,441
    Accrued interest receivable from shareholders...........     (174)       (187)        (611)
    Deferred income taxes...................................     (643)     (1,667)     (19,404)
    Provision for bad debts.................................      319         352          457
    Changes in operating assets and liabilities, net of
     effects of acquisitions:
      Accounts receivable...................................   (2,947)    (11,793)     (17,841)
      Income taxes receivable...............................      122          --           --
      Prepaid expenses and other current assets.............     (620)     (2,527)      (6,860)
      Other assets..........................................        5        (288)        (660)
      Accounts payable......................................      941       1,974          942
      Accrued compensation..................................    1,162       2,544        3,828
      Other accrued expenses................................    1,141       5,366        4,403
      Income taxes payable..................................       --       2,218       25,227
      Deferred revenue......................................    4,636       9,449       11,359
      Other liabilities.....................................       --          --         (561)
                                                              -------    --------    ---------
      Net cash provided by operating activities.............    8,181      11,377       25,888
Cash flows from investing activities:
  Purchases of property and equipment.......................   (1,231)     (7,143)     (39,167)
  Purchases of software licenses............................      (57)       (350)      (1,265)
  Cash paid for acquisitions, net of cash acquired..........       --      (1,094)     (82,138)
  Purchases of equity investments...........................       --          --       (8,166)
  Purchases of marketable securities........................       --     (15,510)    (293,852)
  Sales and maturities of marketable securities.............       --          --      182,824
                                                              -------    --------    ---------
      Net cash used in investing activities.................   (1,288)    (24,097)    (241,764)
Cash flows from financing activities:
  Proceeds from note payable................................       --      10,000           --
  Repayment of notes payable................................       --     (10,918)      (1,939)
  Repayment of capital lease obligations....................       --         (36)        (867)
  Proceeds from issuance of preferred stock.................       --      25,000           --
  Redemption of Series B Redeemable Preferred Stock.........       --     (10,000)          --
  Repurchase of common stock................................       --     (35,000)     (57,353)
  Net proceeds from the sale of common stock................       --      64,856      253,469
  Proceeds from the exercise of stock options...............       --          33        4,365
  Proceeds from employee stock purchase plan................       --          --        3,438
  Repayment of note payable to related party................       (8)         (8)          --
  Payment on notes receivable from shareholders for purchase
    of common stock.........................................       --         230           --
  Cash dividend paid on Series B Redeemable Preferred
    Stock...................................................       --        (590)          --
                                                              -------    --------    ---------
      Net cash (used in) provided by financing activities...       (8)     43,567      201,113
Effect of exchange rate changes on cash and cash
  equivalents...............................................       --        (185)         275
                                                              -------    --------    ---------
Net increase (decrease) in cash and cash equivalents........  $ 6,885    $ 30,662    $ (14,488)
Cash and cash equivalents, beginning of period..............    2,096       8,981       39,643
                                                              -------    --------    ---------
Cash and cash equivalents, end of period....................  $ 8,981    $ 39,643    $  25,155
                                                              =======    ========    =========
Supplemental disclosure of consolidated cash flow
  information:
  Cash paid for interest....................................  $     5    $    240    $      32
                                                              =======    ========    =========
  Cash paid (received) for income taxes.....................  $ 2,054    $  1,874    $     (59)
                                                              =======    ========    =========
Supplemental schedule of noncash investing and financing
  activities:
  Note receivable from shareholders for purchase of common
    stock...................................................  $   750                $  15,773
                                                              =======                =========
  Conversion of Series A Redeemable Preferred Stock to
    Common Stock............................................             $ 15,000
                                                                         ========
  Tax benefit related to stock option exercises.............             $    168    $  28,786
                                                                         ========    =========
  Unrealized (loss) gain on available-for-sale securities...             $    (26)   $     158
                                                                         ========    =========

See Note 2 for details of assets acquired and liabilities assumed in purchase transactions.
          See accompanying notes to consolidated financial statements.

                              QUEST SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations and Basis of Presentation -- Quest Software, Inc., a California corporation (the Parent) and its subsidiaries (collectively the Company) provide application and information availability software solutions that enhance the performance and reliability of an organization's e-business, packaged and custom applications, and enable the delivery of information across the entire enterprise. The Company also provides consulting, training, and support services to its customers. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Parent and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

     Stock Split -- On March 9, 2000, the Company's Board of Directors approved a 2-for-1 stock split of the Company's common stock. All share, per share and conversion amounts relating to common stock, preferred stock, and stock options included in the accompanying consolidated financial statements and footnotes have been restated to reflect the effect of such stock split for all periods presented.

     Foreign Currency Translation -- In accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation, the United States dollar is considered to be the functional currency for the Company's foreign subsidiaries, as such subsidiaries act as sales offices for the Parent. The Company translates assets and liabilities related to its foreign sales to U.S. Dollars at rates of exchange in effect at the end of the year. Revenues and expenses are translated at the average rates of exchange for the year. Therefore, gains or losses from translation adjustments are included in other income in the Company's consolidated statements of operations. Translation adjustments were not material for the years ended December 31, 1998, 1999 and 2000.

     Fair Value of Financial Instruments -- The Company's consolidated balance sheets include the following financial instruments: cash and marketable securities, accounts receivable, investments, accounts payable, and accrued liabilities. The Company considers the carrying value of all financial instruments in the consolidated financial statements to approximate fair value because of the relatively short period of time between origination of the instruments and their expected realization, or because they are carried at fair value.

     Cash and Cash Equivalents -- Cash equivalents include short-term, highly liquid investments with original maturities of three months or less. Interest income, included in other income in the accompanying consolidated statements of operations, was, $372,000, $1.5 million and $13.5 million for the years ended December 31, 1998, 1999 and 2000, respectively.

     Concentration of Credit Risk -- Financial instruments that potentially expose the Company to credit risk include cash and cash equivalents, investments and accounts receivable. The Company invests cash and cash equivalents through high-credit quality financial institutions. The Company performs periodic valuations of the relative credit standing of these financial institutions and limits the amount of its credit exposure with any one institution. At December 31, 2000, the Company's cash and cash equivalents were principally invested with three major financial institutions. Trade receivables potentially subject the Company to concentrations of credit risk. The Company closely monitors extensions of credit and has not experienced significant credit losses in the past. The Company maintains reserves for potential credit losses and sales returns and such reserves have historically been within management's expectations. No single customer accounted for 10% or more of total revenues in 1998, 1999 or 2000.

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

                              QUEST SOFTWARE, INC.

     The Company also has certain other minority equity investments in non-publicly traded companies. These investments are included in other assets on the Company's consolidated balance sheet at December 31, 2000 and are carried at cost. The Company monitors these investments for impairment and has concluded that no impairment exists at December 31, 2000.

     The following table summarizes the Company's investments (in thousands):

                                                                      GROSS        GROSS
                                                        AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                          COST        GAINS        LOSSES      VALUE
                                                        ---------   ----------   ----------   --------
DECEMBER 31, 2000
Euro dollar bonds.....................................  $ 32,904       $ 49         $ --      $ 32,953
Asset-backed securities (semi-annual).................     4,489          1           --         4,490
Medium and short-term notes...........................    12,445         26           --        12,471
Asset-backed securities (monthly).....................     6,812          9           --         6,821
Corporate bonds.......................................    59,643        110           --        59,753
Commercial paper......................................     5,158         --           --         5,158
U.S. government agencies -- coupon....................     5,000         25           --         5,025
                                                        --------       ----         ----      --------
          Total.......................................  $126,451       $220         $ --      $126,671
                                                        ========       ====         ====      ========
Reported As:
  Short-term marketable securities.........................................................   $  8,587
  Long-term marketable securities..........................................................    118,084
                                                                                              --------
          Total............................................................................   $126,671
                                                                                              ========
DECEMBER 31, 1999
Tax free auction securities...........................  $  8,900       $ --         $ --      $  8,900
Municipal bonds.......................................     4,510         --          (26)        4,484
Tax advantaged auction securities.....................     1,500         --           --         1,500
Fixed income..........................................       600         --           --           600
                                                        --------       ----         ----      --------
          Total.......................................  $ 15,510       $ --         $(26)     $ 15,484
                                                        ========       ====         ====      ========
Reported As:
  Short-term marketable securities.........................................................   $ 11,000
  Long-term marketable securities..........................................................      4,484
                                                                                              --------
          Total............................................................................   $ 15,484
                                                                                              ========

     Long-Lived Assets -- The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred. At December 31, 1999 and 2000, there was no impairment of long-lived assets based on the Company's most recent analysis.

     Property and Equipment -- Property and equipment are stated at cost, less accumulated depreciation and amortization. Maintenance and repairs are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the estimated useful lives ranging from three to seven years. Leasehold

                              QUEST SOFTWARE, INC.

improvements are amortized over the shorter of the estimated useful lives of the improvements or the term of the related lease. Repair and maintenance costs are expensed as incurred.

     Goodwill and Purchased Intangible Assets -- Goodwill arising from acquisitions (Note 2) is recorded as the excess of the purchase price over the fair value of assets acquired and amortized over a useful life of five years. Accumulated goodwill amortization was $94,000 and $35.2 million at December 31, 1999 and 2000, respectively. Purchased intangible assets are recorded at the appraised value of technology, workforce and customer lists acquired and amortized using the straight-line method over estimated useful lives of three years to six years. Accumulated amortization of purchased intangible assets was at $5.9 million at December 31, 2000. The net carrying amount of goodwill and purchased intangible assets was considered recoverable at December 31, 1999 and 2000, based on the undiscounted future cash flows expected to be realized from continued sales of the related software products.

     Other Assets -- Other assets include software licenses, prepaid royalties and other long-term investments. Software licenses are recorded at cost and are amortized over the shorter of the estimated useful lives of the related products or the term of the license, generally three years.

     Capital Distribution in Excess of Basis in Common Stock -- In connection with the repurchase of common stock in April 1999 from a major shareholder (Note
4), the excess of the repurchase price over the original cost of the shares has been recorded as a capital distribution in excess of the basis of the common stock in the accompanying consolidated financial statements. The Company reclassified the capital distribution in excess of basis in common stock against common stock effective December 31, 1999.

     Revenue Recognition -- The Company records revenue in accordance with Financial Accounting Standards Board (FASB) Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended.

     Software Licenses, Services, and Post-Contract Customer Support -- Revenues from sales of software licenses, which generally do not contain multiple elements, are recognized upon delivery of the related product if the requirements of SOP 97-2, as amended, are met. If the requirements of SOP 97-2, including evidence of an arrangement, customer acceptance, a fixed or determinable fee, collectibility or vendor-specific objective evidence about the value of an element are not met at the date of delivery, revenue recognition is deferred until such items are known or resolved. Amounts recorded at December 31, 1999 and 2000 for deferred license revenue represent sales in which the Company has received some payments but all of the requirements of SOP 97-2 have not been met. Revenue from post-contract customer support is deferred and recognized ratably over the term of the contract. Revenue from consulting and training services are recognized as the services are performed.

     Software Development Costs -- Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Because the Company believes that its current process for developing software is essentially completed concurrently with the establishment of technical feasibility, no software development costs have been capitalized as of December 31, 1999 and 2000.

     Other Compensation Costs -- The Company records compensation expense for options to purchase the Company's common stock granted at below fair market value. The expense equals the difference between the fair market value of the Company's common stock on the grant date and the exercise price of the stock options and is recognized ratably over the vesting period of the stock options, which is currently four to five years. The following table shows the allocation to Cost of Services Revenues, Sales and Marketing, Research and

                              QUEST SOFTWARE, INC.

Development and General and Administrative expenses of such costs based on the related headcount (in thousands):

                                                                  COMPENSATION
                                                   AS REPORTED      EXPENSE        TOTAL
                                                   -----------    ------------    -------
Year Ended December 31, 1999
  Sales and marketing............................    $32,078         $  389       $32,467
  Research and development.......................     15,980             24        16,004
  General and administrative.....................      9,906             19         9,925
Year Ended December 31, 2000
  Cost of services revenues......................    $10,695         $  214       $10,909
  Sales and marketing............................     77,641          1,229        78,870
  Research and development.......................     39,747          1,739        41,486
  General and administrative.....................     17,679            259        17,938

     There were no related compensation costs in 1998.

     Advertising Expenses -- The Company expenses all advertising costs as incurred, and such costs were $594,000, $1.0 million, and $1.8 million for the years ended December 31, 1998, 1999 and 2000, respectively.

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

     Stock-Based Compensation -- The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.

     Net Income (Loss) Per Share -- The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities by including other common stock equivalents, including stock options, in the weighted-average number of common shares outstanding for a period, if dilutive. For the year ended December 31, 2000, all potential common stock equivalents have been excluded from the computation of diluted net loss per share because the effect would be anti-dilutive.

     The table below sets forth the reconciliation of the denominator of the earnings (loss) per share calculation (in thousands):

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                               1998      1999      2000
                                                              ------    ------    ------
Shares used in computing basic net income per share.........  88,522    75,354    85,332
Conversion of Series A Preferred Stock......................      --     2,476        --
Dilutive effect of stock options............................     396     5,770        --
                                                              ------    ------    ------
Shares used in computing diluted net income per share.......  88,918    83,600    85,332
                                                              ======    ======    ======

                              QUEST SOFTWARE, INC.

     The diluted shares for the year ended December 31, 2000 excludes 5.8 million incremental shares related to stock options. These shares are excluded due to their antidilutive effect as a result of the Company's loss during 2000. There were no antidilutive shares in 1998 or 1999.

     The conversion of the Series A Preferred Stock into common stock reflects the weighted average of such shares per SFAS No. 128.

     Comprehensive Income (Loss) -- There was no difference between net income and comprehensive net income for the year ended December 31, 1998. The difference between net income (loss) and comprehensive net income (loss) was an unrealized loss on available-for-sale securities of $26,000 for the year ended December 31, 1999 and an unrealized gain on available-for-sale securities of $158,000 for the year ended December 31, 2000.

     Use of Estimates -- The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Risks and Uncertainties -- The Company is subject to risks and uncertainties in the normal course of business, including customer acceptance of its products, rapid technological changes, delays in introducing and market acceptance of new products, competition, e-business developments, international expansion, ability to attract and retain qualified personnel, ability to protect its intellectual property, and other matters inherent in the software industry.

     Reclassifications -- Certain prior year amounts have been reclassified in order to conform with current year presentation.

NEW ACCOUNTING PRONOUNCEMENTS:

     In September 1998, FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, is effective for all fiscal years beginning after June 15, 2000, and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative which would be required to be reported as assets or liabilities and carried at fair value. The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

     On December 6, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 is effective for the fourth quarter in fiscal year 2000. The adoption of SAB No. 101 did not have a material impact on the Company's financial statements, as the Company believes its revenue recognition policies comply with SAB No. 101.

     In March 2000, the FASB issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25. FIN 44 clarifies the definition of an employee for purposes of applying Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000 but certain conclusions in this Interpretation cover specific events that

                              QUEST SOFTWARE, INC.

occur after either December 15, 1998 or January 12, 2000. The provisions of FIN 44 change the accounting for an exchange of unvested employee stock options and restricted stock awards in a purchase business combination. The new rules require the intrinsic value of the unvested awards be allocated to deferred compensation and recognized as non-cash compensation expense over the remaining future vesting period. The adoption of FIN 44 did not have a material impact on the Company's financial statements, other than the effect of the application of FIN 44 as it relates to the Company's acquisitions as described in Note 2.

 2. ACQUISITIONS

     During 1999, the Company completed the acquisition of MBR Technologies, Inc. for an aggregate purchase price of $10.8 million. The purchase price consisted of stock valued at $9.3 million and cash of $1.3 million, and direct acquisition costs were $112,000.

     During 2000, the Company completed a total of eight acquisitions for an aggregate purchase price of $270.3 million. The aggregate purchase price consisted of stock valued at $182.6 million and cash of $85.3 million, and direct acquisition costs of $2.4 million. The Company excluded from the purchase prices the aggregate intrinsic value of unvested stock options of $5.3 million, which has been allocated to deferred compensation and will be recognized as non-cash compensation expense over the remaining future vesting period of two and one-half years. The Company, acting as escrow agent, has withheld an aggregate of $2.3 million in cash for indemnification obligations of the former principal shareholders of certain of the companies acquired.

     Significant acquisitions in 2000 were of Foglight Software, Inc. (Foglight), acquired on January 7, 2000, and FastLane Technologies, Inc. (FastLane), acquired on September 11, 2000. Foglight was acquired in exchange for 2.4 million shares of the Company's common stock valued at $101.8 million, cash payments of approximately $500,000 (including $400,000 in direct acquisition costs) and the assumption of unvested Foglight stock options valued at $2.2 million. FastLane was acquired in exchange for 1.1 million shares of the Company's common stock valued at $63.1 million, cash payments of $34.1 million (including $600,000 in direct acquisition costs) and the assumption of FastLane stock options valued at $7.3 million (excluding intrinsic value of unvested options of $5.3 million).

     The acquisitions in 1999 and 2000 were accounted as purchase business combinations, and the results of each acquisitions' operations are included in the Company's consolidated statements of operations from the date of acquisition. The purchase prices of these acquisitions were allocated as follows (in thousands):

                                                                                                                          TOTAL
                                            CURRENT   FIXED ASSETS                 OTHER        ASSUMED      DEFERRED    PURCHASE
                                            ASSETS     AND OTHER     GOODWILL   INTANGIBLES   LIABILITIES     TAXES       PRICE
                                            -------   ------------   --------   -----------   -----------    --------    --------
Year Ended December 31, 1999
  MBR Technologies, Inc...................  $  308       $  123      $ 11,534     $    --      $ (1,554)     $   339     $ 10,750
                                            ======       ======      ========     =======      ========      =======     ========
Year Ended December 31, 2000
  Foglight Software, Inc..................  $  637       $  893      $ 99,285     $ 5,860      $ (5,728)     $ 3,542     $104,489
  FastLane Technologies, Inc..............   3,781        1,672       102,673      12,477       (10,639)      (5,469)     104,495
  Others..................................   2,733          377        58,065       7,067        (4,345)      (2,546)      61,351
                                            ------       ------      --------     -------      --------      -------     --------
                                            $7,151       $2,942      $260,023     $25,404      $(20,712)     $(4,473)    $270,335
                                            ======       ======      ========     =======      ========      =======     ========

                              QUEST SOFTWARE, INC.

     The results of operations of the acquired companies are included in the consolidated financial statements from the dates of acquisition. The pro forma statement of operations data below assumes that each of the companies had been acquired at the beginning of fiscal 1999. This pro forma data includes amortization of goodwill and identified intangibles from that date. This pro forma data is presented for informational purposes only, and is not necessarily indicative of the results of future operations or the results that would have been achieved had the acquisitions taken place at the beginning of fiscal 1999 (in thousands):

                                                              TWELVE MONTHS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        2000
                                                              --------    --------
Revenues....................................................  $ 82,558    $175,419
Net loss....................................................   (55,430)    (56,227)
Net loss per share -- basic and diluted.....................  $  (0.70)   $  (0.66)

     The Company has entered into performance agreements with certain former shareholders of companies acquired whereby the Company is required to pay these individuals up to 3% of net sales of the acquired company's products over periods of up to three years from the date of acquisition, provided they are still employed by the Company. To date, expenses related to these agreements have not been material.

 3. PROPERTY AND EQUIPMENT

     Net property and equipment consist of the following at December 31 (in thousands):

                                                               1999       2000
                                                              -------    -------
Furniture and fixtures......................................  $ 2,262    $ 6,911
Machinery and equipment.....................................      758     26,576
Computer equipment..........................................    5,311     15,085
Computer software...........................................      692      3,823
Leasehold improvements......................................      407      2,161
                                                              -------    -------
                                                                9,430     54,556
Less accumulated depreciation and amortization..............   (2,251)    (7,716)
                                                              -------    -------
Property and equipment, net.................................  $ 7,179    $46,840
                                                              =======    =======

 4. RELATED-PARTY TRANSACTIONS

     During 1997, the Company received a full recourse note receivable from an officer of the Company for the purchase of 7.8 million shares of the Company's common stock at $0.28 per share. The note receivable plus accrued interest is due April 2002 and bears interest at 6.2%. The note receivable and accrued interest is secured by the common stock.

     During 1998, the Company received a full-recourse note receivable from another officer of the Company for the purchase of 1.9 million shares of the Company's common stock at $0.39 per share. The note receivable plus accrued interest is due April 2003 and bears interest at 5.7%. Up to 25% of the unpaid principal and accrued interest may be repaid in each year during the four-year term of the note. The Company has the option to repurchase any shares at the original issuance price associated with the unpaid principal balance if the officer ceases to be employed by the Company. All of the outstanding unpaid principal and interest may be prepaid at any time when the current Chief Executive Officer of the Company ceases to be employed or immediately prior to a sale of substantially all of the assets of the Company or a merger in which the Company is not the surviving entity. The note receivable and accrued interest is secured by the common stock and is deemed fully collectible at December 31, 2000.

                              QUEST SOFTWARE, INC.

     In April 1999, the Company repurchased and cancelled 29.6 million shares of common stock from a shareholder of the Company at a price of $1.18 per share. The Company also entered into a severance agreement with the shareholder whereby the shareholder will receive $200,000 per year through 2001 and provides for use of a company car and related expenses and medical benefits. The Company recorded approximately $700,000 of expense related to the agreement in April 1999, which is included in compensation and other costs in the accompanying consolidated financial statements.

     In August 2000, the Company received a full-recourse note receivable from an officer of the Company for the purchase of 339,000 shares of the Company's common stock at $46.50 per share. The note receivable plus accrued interest is due August 2007 and bears interest at 6.33% per annum. The note receivable and accrued interest is secured by the common stock and is deemed fully collectible at December 31, 2000.

 5. LONG-TERM DEBT

     In connection with the repurchase of common stock from a shareholder in April 1999 (Note 4), the Company borrowed $10.0 million under a term note with a bank. The Company repaid the note after its initial public offering in August 1999.

     In conjunction with an acquisition, the Company assumed a $4.4 million zero-interest loan related to a research and development funding arrangement with the Province of Nova Scotia. The Company has imputed interest on the loan of $1.2 million, which will be amortized to interest expense over the term of the loan. The repayments have been fixed at $1.2 million in each of July 2001, 2002 and 2003, with the balance repayable in 2004.

 6. INCOME TAXES

     The provision for income taxes consists of the following for the years ended December 31 (in thousands):

                                                         1998      1999        2000
                                                        ------    -------    --------
Current:
  Federal.............................................  $1,819    $ 2,763    $ 21,434
  State...............................................     425        402       4,516
  Foreign.............................................      78        808         109
                                                        ------    -------    --------
                                                         2,322      3,973      26,059
Deferred:
  Federal.............................................    (568)    (1,391)    (15,080)
  State...............................................     (75)      (309)     (4,277)
  Foreign.............................................    (165)      (122)        103
                                                        ------    -------    --------
                                                          (808)    (1,822)    (19,254)
  Change in valuation allowance.......................     165        122          --
                                                        ------    -------    --------
          Total income tax provision..................  $1,679    $ 2,273    $  6,805
                                                        ======    =======    ========

                              QUEST SOFTWARE, INC.

     The reconciliation of the U.S. federal statutory rate to the effective income tax rate for the years ended December 31, 1998, 1999 and 2000, is as follows:

                                                              1998    1999    2000
                                                              ----    ----    -----
Tax provision (benefit) at U.S. federal statutory rates.....  35.0%   35.0%   (35.0)%
State taxes.................................................   5.7     1.1      0.8
Amortization................................................    --     0.6     67.6
Foreign taxes and foreign losses without tax benefit........   6.0     8.3      8.1
Research and development credits............................  (4.6)   (4.7)    (5.6)
Other.......................................................  (0.4)   (0.2)     1.3
                                                              ----    ----    -----
                                                              41.7%   40.1%    37.2%
                                                              ====    ====    =====

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes as of December 31, 1999 and 2000 are as follows (in thousands):

                                                               1999        2000
                                                              -------    --------
Deferred tax assets:
  Accounts receivable and sales returns reserves............  $   871    $  1,709
  Accrued liabilities.......................................      892       1,884
  Foreign net operating loss carryforwards..................      127      10,136
  U.S. net operating loss carryforwards.....................      339       9,330
  Intangibles...............................................      453          --
  Stock compensation........................................      184       1,655
  Tax credits...............................................       --       5,306
  Deferred revenue..........................................       --      11,313
  Other.....................................................       --         313
                                                              -------    --------
Total gross deferred assets.................................    2,866      41,646
Deferred tax liabilities:
  Cash to accrual adjustment................................     (150)         --
  Intangibles...............................................       --      (7,853)
  State taxes...............................................      (47)     (1,961)
  Fixed assets..............................................      (38)       (323)
                                                              -------    --------
Total gross deferred liabilities............................     (235)    (10,137)
Valuation allowance.........................................     (127)    (13,675)
                                                              -------    --------
Net deferred income taxes...................................  $ 2,504    $ 17,834
Less current portion........................................   (2,089)    (14,833)
                                                              -------    --------
                                                              $   415    $  3,001
                                                              =======    ========

     At December 31, 2000, the Company has recorded a valuation allowance of $13.7 million on its deferred tax assets. Based on the weight of available evidence, the Company believes that it is more likely than not that these deferred tax assets will not be realized. Approximately $8.9 million of the change in the Company's valuation allowance relates to acquired deferred tax assets. If these acquired deferred tax assets are realized in the future, the tax benefit will be credited to goodwill. In addition, approximately $3.4 million of the change in valuation allowance relates to net operating losses from stock option exercises. If these deferred tax assets are realized in the future, the tax benefit will be credited to stockholder's equity.

                              QUEST SOFTWARE, INC.

     At December 31, 2000 the Company has federal, state, and foreign net operating loss carryforwards of $19.0 million, $32.0 million, and $23.0 million which begin to expire in 2018, 2005, and 2002, respectively. Approximately $12.7 million of the federal and $12.0 million of the state net operating loss carryforwards relate to acquired companies and are subject to limitations on their utilization.

     At December 31, 2000 the Company had federal and state tax credit carryforwards of $3.2 million and $1.7 million, respectively, which begin to expire in 2018.

     Tax benefits associated with the exercise of stock options of $200,000 and $28.8 million in 1999 and 2000 respectively, were credited to shareholders' equity.

     Undistributed earnings of the Company's foreign subsidiaries were immaterial as of December 31, 2000. Those earnings are considered to be permanently reinvested. Accordingly, no provision for U.S. federal or state income tax has been provided thereon.

 7. SHAREHOLDERS' EQUITY

     In April 1999, the Company issued 2.7 million shares of Series A Preferred Stock for $15.0 million, and 1.8 million shares of Series B Redeemable Preferred Stock for $10.0 million. In connection with the Company's initial public offering in August 1999, all outstanding shares of Series A Preferred Stock were converted into 8.0 million shares of common stock and all outstanding shares of the Series B Redeemable Preferred Stock shares were redeemed for $10.0 million plus dividends of $590,000.

     In August 1999, the Company completed an initial public offering of 8.8 million shares of its common stock. The Company received net proceeds of $64.9 million after deducting underwriting and offering expenses.

     In March 2000, the Company and certain selling shareholders sold 8.4 million shares of its common stock as part of a secondary offering. Of the shares sold in the offering, 3.8 million shares were sold by the Company and 4.6 million shares were sold by selling shareholders. The Company's net proceeds from its sale of stock were $253.5 million, after underwriting and offering expenses. The Company did not receive any proceeds from the shares sold by selling shareholders.

     In December 2000, the Board or Directors authorized a stock repurchase program under which the Company may purchase up to 2 million shares of its common stock. Under the repurchase program, the Company may purchases shares from time to time at varying prices in open market or private transactions. As of December 31, 2000, the Company had repurchased 1.7 million shares for approximately $57.4 million. During 2000, the Company also repurchased approximately 1,000 shares issued to former shareholders of an acquisition for approximately $600,000. All shares repurchased have been cancelled and returned to the status of authorized and unissued.

 8. EMPLOYEE BENEFIT PLANS

STOCK OPTION PLANS

     The Company's stock option plans provide for the issuance of stock options to employees, directors and consultants of the Company. The options are generally granted at the fair market value of the Company's common stock at the grant date, expire ten years from the date of grant, and ratably vest over a four- to five-year period. As of December 31, 2000, the Company has authorized
17.5 million shares for issuance under the plans, of which 4.6 million are available for future grant.

                              QUEST SOFTWARE, INC.

     As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has chosen to continue to account for its stock-based compensation plans under APB Opinion No. 25 and provide the expanded disclosures specified in SFAS No. 123. Had compensation cost been determined using the provisions of SFAS No. 123, the Company's net income (loss) available to common shareholders would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

                                                                 DECEMBER 31,
                                                         ----------------------------
                                                          1998      1999       2000
                                                         ------    ------    --------
Net income (loss) available to common shareholders:
  As reported..........................................  $2,346    $2,807    $(25,078)
                                                         ======    ======    ========
  Pro forma............................................  $2,177    $  202    $(47,691)
                                                         ======    ======    ========
Basic net income (loss) per share:
  As reported..........................................  $ 0.03    $ 0.04    $  (0.29)
                                                         ======    ======    ========
  Pro forma............................................  $ 0.02    $ 0.00    $  (0.56)
                                                         ======    ======    ========
Diluted net income (loss) per share:
  As reported..........................................  $ 0.03    $ 0.03    $  (0.29)
                                                         ======    ======    ========
  Pro forma............................................  $ 0.02    $ 0.00    $  (0.56)
                                                         ======    ======    ========

     For purposes of estimating the compensation cost of the Company's option grants in accordance with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 1998 as a private company: expected volatility of zero; risk-free interest rate of 6%; and expected lives of ten years. Weighted-average assumptions for 1999 were: expected volatility of 221%; risk-free interest rates of 6%; and expected lives of five years. Weighted-average assumptions for 2000 were: expected volatility of 122%; risk-free interest rates of 6%; and expected lives of five years.

     A summary of the status of the Company's stock option plans as of December 31, 1998, 1999 and 2000, and changes during the years ending on those dates is presented below (in thousands, except per share data):

                                      1998                        1999                        2000
                            -------------------------   -------------------------   -------------------------
                                        WEIGHTED-                   WEIGHTED-                   WEIGHTED-
                                         AVERAGE                     AVERAGE                     AVERAGE
                            SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE
                            ------   ----------------   ------   ----------------   ------   ----------------
Outstanding, beginning of
  period..................   1,950        $0.39          6,734        $0.60         10,512        $ 3.44
Granted...................   6,766        $0.60          4,782        $7.03          4,142        $29.42
Exercised.................      --        $  --            (68)       $0.50         (2,493)       $ 1.81
Canceled..................  (1,982)       $0.39           (936)       $1.60         (1,520)       $13.03
                            ------                      ------                      ------
Balance, end of period....   6,734        $0.60         10,512        $3.44         10,641        $12.56
                            ======        =====         ======        =====         ======        ======
Exercisable, end of
  period..................      --        $  --          1,406        $1.03          1,684        $ 4.13
                            ======        =====         ======        =====         ======        ======
Weighted-average fair
  value of options granted
  during the year.........                $0.27                       $6.71                       $30.90
                                          =====                       =====                       ======

     Certain of the options to purchase the Company's common stock have been granted at below fair market value. Included in compensation and other costs in the accompanying consolidated financial statements is $3.4 million of expense recorded during the year ended December 31, 2000 associated with such option grants. The expense equals the difference between the fair market value of the Company's common stock on the grant date and the exercise price of the stock options, and is recognized ratably over the vesting period of the stock options, which is currently four to five years. The Company will record future compensation expense of

                              QUEST SOFTWARE, INC.

$12.7 million relating to these options granted during the years ended December 31, 1999 and 2000, to purchase 1.7 million shares of common stock.

     The following tables summarizes information about stock options outstanding at December 31, 2000 (in thousands, except per share data):

                                OPTIONS OUTSTANDING
                 -------------------------------------------------        OPTIONS EXERCISABLE
                                  WEIGHTED-                          ------------------------------
                                   AVERAGE           WEIGHTED-                        WEIGHTED-
   RANGE OF        NUMBER         REMAINING           AVERAGE          NUMBER          AVERAGE
EXERCISE PRICES  OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
---------------  -----------   ----------------   ----------------   -----------   ----------------
$ 0.50 -  0.50      2,851            7.49              $ 0.50             849           $ 0.50
$ 0.59 -  0.97        792            7.76              $ 0.59             195           $ 0.59
$ 1.19 -  1.19      1,231            7.81              $ 1.19             257           $ 1.19
$ 1.89 -  5.17      1,114            8.43              $ 2.71             140           $ 2.35
$ 6.00 - 25.38      1,447            8.91              $18.15             132           $12.83
$26.50 - 26.50      1,856            9.28              $26.50              --           $   --
$27.00 - 42.00      1,062            9.32              $35.85             110           $37.61
$46.50 - 53.63        288            9.61              $47.73               1           $53.42
                   ------                                               -----
                   10,641                              $12.56           1,684           $ 4.13
                   ======                              ======           =====           ======

     Options to purchase 214,000 shares of common stock at exercise prices of $0.50 to $25.38 per share were exercised in January 2001.

EMPLOYEE STOCK PURCHASE PLAN

     Under the Company's 1999 Employee Stock Purchase Plan, the Company is authorized to issues up to 1.2 million shares of common stock to eligible employees and the employees of participating subsidiaries. Individuals who are scheduled to work more than 20 hours per week for more than five calendar months per year are eligible to participate in the plan. A participant may contribute up to 15% of their cash earnings, and the accumulated payroll deductions will be applied to the purchase of shares on semi-annual purchase dates. The purchase price per share will be equal to 85% the fair market value of the common stock on the start date of the purchase period or, if lower, the fair market value on the semi-annual purchase date. Semi-annual purchase dates will occur on the last business day of January and July each year.

     At December 31, 2000, 1.2 million shares of common stock were reserved for issuance. In January 2000, 238,000 shares of common stock were purchased under the plan at $5.95 per share, and 50,000 shares of common stock were purchased under the plan in July 2000 at $40.42 per share. At December 31, 2000, $2.9 million was recorded in accrued liabilities that employees had deposited for purchases of common stock under the plan for the current offering period, which expires on January 31, 2001.

EMPLOYEE 401(K) PLAN

     The Company sponsors the Quest Software, Inc. 401(k) Plan (the Plan) covering substantially all employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from 1% to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Plan provides for discretionary contributions as determined by the Board of Directors. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. Participant contributions vest immediately. Discretionary contributions made by the Company vest over a three-year period. The Company's discretionary contributions to the Plan totaled $466,000, $929,000 and $1.0 million for the years ended December 31, 1998, 1999 and 2000.

                              QUEST SOFTWARE, INC.

 9. COMMITMENTS AND CONTINGENCIES

     The Company leases its office facilities and certain equipment under various operating leases. A majority of these leases are non-cancelable and obligate the Company to pay costs of maintenance, utilities, and applicable taxes. The leases on most of the office facilities contain escalation clauses and renewal options. Total rent expense was $1,038, $2,593 and $6,453, for the years ending December 31, 1998, 1999, and 2000.

     Minimum lease commitments under non-cancelable operating leases as of December 31, 2000 are as follows (in thousands):

YEAR ENDING DECEMBER 31:
------------------------
2001...............................................  $ 7,864
2002...............................................    7,388
2003...............................................    6,605
2004...............................................    4,991
2005...............................................    4,495
Thereafter.........................................    3,683
                                                     -------
                                                     $35,026
                                                     =======

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

10. GEOGRAPHIC AND SEGMENT INFORMATION

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

     The Company's reportable operating segments include Licenses and Services. The Software Licenses operating segment develops and markets the Company's software products. The Services segment provides after-sale support for software products, and fee-based training and consulting services related to the Company's products.

     The Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only revenues, cost of sales and gross profit, as this information and the geographic information described below is the only separate segment information provided to the chief operating decision-maker.

                              QUEST SOFTWARE, INC.

     Operating segment data for the three years in the period ended December 31, 2000, was as follows (in thousands):

                                                              LICENSES    SERVICES     TOTAL
                                                              --------    --------    --------
Year ended December 31, 1998:
  Revenues..................................................  $ 24,901    $ 9,889     $ 34,790
  Cost of revenues..........................................     3,433      2,507        5,940
                                                              --------    -------     --------
          Gross profit......................................  $ 21,468    $ 7,382     $ 28,850
                                                              ========    =======     ========
Year ended December 31, 1999:
  Revenues..................................................  $ 54,269    $16,599     $ 70,868
  Cost of revenues..........................................     2,998      4,195        7,193
                                                              --------    -------     --------
          Gross profit......................................  $ 51,271    $12,404     $ 63,675
                                                              ========    =======     ========
Year ended December 31, 2000:
  Revenues..................................................  $126,767    $38,820     $165,587
  Cost of revenues..........................................     8,609     10,695       19,304
                                                              --------    -------     --------
          Gross profit......................................  $118,158    $28,125     $146,283
                                                              ========    =======     ========

     Revenues are attributed to geographic areas based on the location of the entity to which the products or services were sold. Revenues, gross profit, income (loss) from operations and long-lived assets concerning principal geographic areas in which the Company operates are as follows (in thousands):

                                                   NORTH                      OTHER
                                                 AMERICA(1)    EUROPE     INTERNATIONAL     TOTAL
                                                 ----------    -------    -------------    --------
Year ended December 31, 1998:
  Revenues.....................................   $ 32,090     $ 2,349       $   351       $ 34,790
  Gross profit.................................     26,495       2,120           235         28,850
  Income (loss) from operations................      3,737        (435)          387          3,689
  Long-lived assets............................      1,073         128           187          1,388
Year ended December 31, 1999:
  Revenues.....................................   $ 55,532     $13,213       $ 2,123       $ 70,868
  Gross profit.................................     55,389       6,862         1,424         63,675
  Income from operations.......................      3,270         498           700          4,468
  Long-lived assets............................     17,682         411           538         18,631
Year ended December 31, 2000:
  Revenues.....................................   $136,847     $25,901       $ 2,839       $165,587
  Gross profit.................................    132,195      13,732           356        146,283
  Loss from operations.........................    (20,070)       (264)       (9,542)       (29,876)
  Long-lived assets............................    302,120       1,202         1,360        304,682

---------------

(1) Principally represents operations in the United States.

                              QUEST SOFTWARE, INC.

                          FINANCIAL STATEMENT SCHEDULE

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNT

                                                         BALANCE AT    CHARGES                 BALANCE AT
                                                         BEGINNING    COSTS AND                  END OF
                      DESCRIPTION                        OF PERIOD    EXPENSES    DEDUCTIONS     PERIOD
                      -----------                        ----------   ---------   ----------   ----------
                                                                          (IN THOUSANDS)
Year ended December 31, 1998:
  Allowance for doubtful accounts and sales returns....    $  783      $1,116      $  (847)      $1,052
Year ended December 31, 1999:
  Allowance for doubtful accounts and sales returns....    $1,052      $5,451      $(3,264)      $3,239
Year ended December 31, 2000:
  Allowance for doubtful accounts and sales returns....    $3,239      $9,990      $(3,253)      $9,976

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not required under the related instructions or are inapplicable, or because the information has been provided in the Consolidated Financial Statements or Notes thereto.

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER                           EXHIBIT TITLE
 -------                           -------------
 3.1*       Second Amended and Restated Articles of Incorporation.
 3.2**      Second Amended and Restated Bylaws, as amended.
 3.3***     Certificate of Amendment of Second Amended and Restated
            Articles of Incorporation.
 4.1*       Form of Registrant's Specimen Common Stock Certificate.
10.1*++     Registrant's 1998 Stock Option/Stock Issuance Plan.
10.2*++     Registrant's 1999 Stock Incentive Plan.
10.3*++     Registrant's 1999 Employee Stock Purchase Plan.
10.4*       Form of Directors' and Officers' Indemnification Agreement.
10.5*+      Agreement, dated February 19, 1999, between Quest Software,
            Inc. and INSO Chicago Corporation, dba INSO Corporation.
10.6*+      OEM Agreement, dated March 3, 1998, by and between Quest
            Software, Inc. and Artifex Software Inc.
10.7*       Office Space Lease dated as of June 17, 1999 between The
            Irvine Company and Quest Software, Inc.
10.8**      Office Lease between The Northwestern Mutual Life Insurance
            Company (Landlord) and Quest Software, Inc. (Tenant) dated as of September 30, 1999.
10.9***+    Inxight/Resolute Software: Software Distribution and License
            Agreement -- Inxight Technology dated September 30, 1998
            between Resolute Software, Inc. and Inxight Software, Inc.
10.10       Office lease, dated June 2000, between Fund VIII and Fund IX
            Associates and Quest Software, Inc.
21.1        Subsidiaries of the Company.
23.1        Consent of Deloitte & Touche LLP.

---------------
* Incorporated herein by reference to the Company's Registration Statement on Form S-1 and all amendments thereto (File No. 333-80543).

** Incorporated herein by reference to the Company's Registration Statement on Form S-1 and all amendments thereto (File No. 333-30816).

*** Incorporated herein by reference to the Company's Quarterly Report on Form
    10-Q for the period ended June 30, 2000.

+ Confidential treatment requested and received as to certain portions of this agreement.

++  Indicates a management contract or compensatory arrangement.