Form 10-Q
period 2001-03-31
QUEST SOFTWARE INC
filed 2001-05-15
CIK 1088033

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________________ to ____________________

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

     The number of shares outstanding of the Registrant's Common Stock, no par value, as of May 2, 2001 was 87,695,352.

                              QUEST SOFTWARE, INC.
                                    FORM 10-Q
                                      INDEX

                                                                                            PAGE NUMBER
                                                                                            -----------

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of December 31, 2000
                  and March 31, 2001 (unaudited)................................................ 3

         Consolidated Statements of Operations for the Three
                  Months Ended March 31, 2000 and 2001 (unaudited).............................. 4

         Consolidated Statements of Cash Flows for the Three Months
                  Ended March 31, 2000 and 2001 (unaudited)..................................... 5

         Consolidated Statements of Comprehensive Operations for the Three
                  Months Ended March 31, 2000 and 2001 (unaudited).............................. 6

         Notes to Consolidated Financial Statements (unaudited)................................. 7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations............................................................................ 11

Item 3.  Quantitative and Qualitative Disclosure about Market Risk............................. 23


PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...................................................... 24

Signatures..................................................................................... 25

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                                QUEST SOFTWARE, INC.
                            CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS)

                                       ASSETS

                                                                                                              MARCH 31,
                                                                                               DECEMBER 31,      2001
                                                                                                  2000       (UNAUDITED)
                                                                                               ------------  -----------

Current assets:
    Cash and cash equivalents                                                                   $  25,155     $  35,169
    Short-term marketable securities                                                                8,587         9,873
    Accounts receivable, net                                                                       38,443        36,347
    Prepaid expenses and other current assets                                                      11,390        11,456
    Income taxes receivable                                                                         1,558         1,582
    Deferred income taxes                                                                          14,833        14,786
                                                                                                ---------     ---------
       Total current assets                                                                        99,966       109,213
Property and equipment, net                                                                        46,840        56,816
Long-term marketable securities                                                                   118,084       115,717
Goodwill and purchased intangible assets, net                                                     255,858       238,807
Deferred income taxes                                                                               3,001         3,001
Other assets                                                                                       10,423        10,309
                                                                                                ---------     ---------
       Total assets                                                                             $ 534,172     $ 533,863
                                                                                                =========     =========

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                            $   5,503     $   5,122
    Accrued compensation                                                                            9,350        10,111
    Other accrued expenses                                                                         22,491        18,468
    Deferred revenue                                                                               32,052        40,299
                                                                                                ---------     ---------
       Total current liabilities                                                                   69,396        74,000

Long-term liabilities and other                                                                     6,422         6,305

Shareholders' equity:
    Preferred stock, no par value, 10,000 shares authorized; no shares issued or outstanding           --            --
    Common stock, no par value, 150,000 shares authorized; 86,710 and 87,151 issued and
       outstanding at December 31, 2000 and March 31, 2001, respectively                          500,324       510,353
    Accumulated deficit                                                                           (23,214)      (37,996)
    Accumulated other comprehensive income                                                            132           390
    Notes receivable from sale of common stock                                                    (18,888)      (19,189)
                                                                                                ---------     ---------
       Total shareholders' equity                                                                 458,354       453,558
                                                                                                ---------     ---------
       Total liabilities and shareholders' equity                                               $ 534,172     $ 533,863
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

                              QUEST SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            ---------------------
                                                              2000         2001
                                                            --------     --------

Revenues:
    Licenses                                                $ 21,895     $ 48,429
    Services                                                   6,830       14,683
                                                            --------     --------
        Total revenues                                        28,725       63,112
Cost of revenues:
    Licenses                                                     635          889
    Services                                                   1,870        4,078
    Amortization of purchased intangible assets                  657        2,035
                                                            --------     --------
        Total cost of revenues                                 3,162        7,002
                                                            --------     --------
Gross profit                                                  25,563       56,110
Operating expenses:
    Sales and marketing                                       13,914       30,860
    Research and development                                   7,366       13,930
    General and administrative                                 3,097        6,353
    Other compensation costs and intangible amortization       7,378       15,982
                                                            --------     --------
        Total operating expenses                              31,755       67,125
                                                            --------     --------
Loss from operations                                          (6,192)     (11,015)
Other income, net                                                979        1,777
                                                            --------     --------
Loss before income tax provision                              (5,213)      (9,238)
Income tax provision                                             472        5,543
                                                            --------     --------
Net loss                                                    $ (5,685)    $(14,781)
                                                            ========     ========

Basic and diluted net loss per share                        $  (0.07)    $  (0.17)
                                                            ========     ========

Basic and diluted weighted average shares                     81,371       87,016


                          See accompanying notes to the
                       consolidated financial statements.

                            QUEST SOFTWARE, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)
                                (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                      ----------------------
                                                                         2000         2001
                                                                      ---------     --------

Cash flows from operating activities:
      Net loss                                                        $  (5,685)    $(14,781)
      Adjustments to reconcile net loss to net cash
        provided by operating activities:
          Depreciation and amortization                                   7,291       18,453
          Compensation expense associated with stock option grants          764        2,029
          Accrued interest receivable from shareholders                     (49)        (301)
          Provision for bad debts                                            --          285
          Changes in assets and liabilities, net of
            effects of acquisitions:
               Accounts receivable                                        4,163        1,170
               Prepaid expenses and other current assets                 (2,221)         329
               Other assets                                                (285)        (496)
               Accounts payable                                          (2,175)        (322)
               Accrued compensation                                         (68)         948
               Income taxes payable                                         244        5,474
               Other accrued expenses                                    (4,156)      (3,848)
               Other liabilities                                             --         (226)
               Deferred revenue                                           3,170        8,717
                                                                      ---------     --------
               Net cash provided by operating activities                    993       17,431

Cash flows from investing activities:
      Purchases of property and equipment                                (2,114)     (12,534)
      Cash paid for acquisitions, net of cash acquired                  (15,851)          --
      Purchases of marketable securities                               (165,096)     (18,939)
      Sales and maturities of marketable securities                      24,235       20,277
                                                                      ---------     --------
               Net cash used in investing activities                   (158,826)     (11,196)

Cash flows from financing activities:
      Repayment of notes payable                                         (2,603)          --
      Repayment of capital lease obligations                               (697)        (146)
      Proceeds from exercise of stock options                               677          905
      Proceeds from employee stock purchase plan                          1,417        2,992
      Proceeds from issuance of common stock, net                       253,469           --
                                                                      ---------     --------
               Net cash provided by financing activities                252,263        3,751

Effect of exchange rate changes on cash and cash equivalents                 42           28
                                                                      ---------     --------
Net increase in cash and cash equivalents                                94,472       10,014
Cash and cash equivalents, beginning of period                           39,643       25,155
                                                                      ---------     --------
Cash and cash equivalents, end of period                              $ 134,115     $ 35,169
                                                                      =========     ========

Supplemental disclosures of consolidated cash flow information:
    Cash paid for:
          Interest                                                    $     118     $     36
                                                                      =========     ========
          Income taxes                                                $     346     $     66
                                                                      =========     ========

Supplemental schedule of noncash investing and
  financing activities:
      Unrealized (loss) gain from available-for-sale securities       $    (455)    $    258
                                                                      =========     ========
      Tax benefit related to stock option exercises                   $     336     $  5,523
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

                              QUEST SOFTWARE, INC.
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                ---------------------
                                                                 2000          2001
                                                                -------      --------
Net loss                                                        $(5,685)     $(14,781)

Other comprehensive (loss) gain:
    Unrealized (loss) gain on available-for-sale securities        (455)          258
                                                                -------      --------

Comprehensive loss                                              $(6,140)     $(14,523)
                                                                =======      ========


                          See accompanying notes to the
                       consolidated financial statements.

                              QUEST SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements of Quest Software, Inc., a California corporation (the "Company" or "Quest"), as of March 31, 2001 and for the three months ended March 31, 2000 and 2001 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with generally accepted accounting principles of interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

NEW ACCOUNTING PRONOUNCEMENTS:

     In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133, as amended, is effective for all fiscal years beginning after June 15, 2000, and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative which would be required to be reported as assets or liabilities and carried at fair value. The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

2. ACQUISITIONS

     Operations of the companies acquired throughout fiscal 2000 are included in the consolidated financial statements from the dates of acquisition. The first quarter of 2001 includes actual results of these acquisitions. The pro forma results of operations data for the first quarter of 2000 presented below assume that the acquisitions had been made at the beginning of fiscal 2000, and include amortization of goodwill and identified intangibles from that date. The pro forma data is presented for informational purposes only, and is not necessarily indicative of the results of future operations nor of the actual results that would have been achieved had the acquisitions taken place at the beginning of fiscal 2000 (in thousands):

                                            First Quarter Ended March 31,
                                          ---------------------------------
                                            2000                     2001
                                          --------                 --------
                                         (pro forma)             (as reported)

Revenues                                  $ 32,450                 $ 63,112

Net loss                                   (18,125)                 (14,781)

Net loss per share - basic and diluted       (0.22)                   (0.17)

3. OTHER COMPENSATION COSTS

     The Company records compensation expense for options to purchase the Company's common stock granted at below fair market value. The expense equals the difference between the fair market value of the Company's common stock on the grant date and the exercise price of the stock options and is recognized ratably over the vesting period of the stock options, which is currently four to five years. The following table shows the allocation to Cost of Services Revenues, Sales and Marketing, Research and Development and General and Administrative expenses of such costs based on the related headcount (in thousands):

                                                           ALLOCATION OF
                                                         OTHER COMPENSATION
                                          AS REPORTED          EXPENSE        PRO FORMA
                                          -----------    ------------------   ---------

First quarter ended March 31, 2000
Cost of services revenues                   $ 1,870            $   --          $ 1,870
Sales and marketing                          13,914               688           14,602
Research and development                      7,366                42            7,408
General and administrative                    3,097                34            3,131

First quarter ended March 31, 2001
Cost of services revenues                   $ 4,078            $  126          $ 4,204
Sales and marketing                          30,860               725           31,585
Research and development                     13,930             1,025           14,955
General and administrative                    6,353               153            6,506

4. NET LOSS PER SHARE

     The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other common stock equivalents, including stock options, in the weighted average number of common shares outstanding for a period, if dilutive.

     The table below sets forth the reconciliation of the denominator of the earnings per share calculations (in thousands):

                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                           ------------------
                                                                            2000        2001
                                                                           ------      ------

          Shares used in computing basic net income (loss) per share       81,371      87,016
          Dilutive effect of stock options                                     --(1)       --(1)
                                                                           ------      ------
          Shares used in computing diluted net income (loss) per share     81,371      87,016
                                                                           ======      ======

(1) Effect would have been anti-dilutive, accordingly, the amount is excluded from shares used in computing diluted net loss per share. The dilutive effect of stock options would have been 6,169 and 3,985 for the three months ended March 31, 2000 and 2001, respectively.

5. ACCUMULATED OTHER COMPREHENSIVE INCOME

     Accumulated other comprehensive operations as of March 31, 2001 is comprised of the following (in thousands):

                                              UNREALIZED GAIN
                                                    ON
                                             AVAILABLE-FOR-SALE
                                                SECURITIES
                                             ------------------

          Balance, December 31, 2000..........     $132
              Current period changes                258
                                                    ---
          Balance, March 31, 2001.............     $390
                                                    ===

6. SHAREHOLDERS' EQUITY

     In January 2001, approximately 94,000 shares of common stock were issued under the Company's Employee Stock Purchase Plan at a price of $31.82 per share.

7. STOCK OPTION PLANS

     The following table summarizes information about stock options outstanding as of March 31, 2001 (in thousands, except for per share data):

                                                                           Number of Options
                                          Number of                        Exercisable as of
                                            Shares      Price per Share      March 31, 2001
                                          ---------     ---------------    -----------------

          Balance at December 31, 2000      10,641      $ 0.50 - $53.63

               Granted                       3,457       15.13 -  23.69
               Exercised                      (351)       0.50 -  25.38
               Canceled                       (510)       0.59 -  53.63
                                            ------

          Balance at March 31, 2001         13,237      $ 0.50 - $53.63          2,104
                                            ======

8. OPERATING SEGMENT DATA

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

     The Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only revenues, cost of revenues, gross profit and income (loss) from operations, as this information and the geographic information described below are the only information provided to the chief operating decision maker on a segment basis.

     Operating segment data for the three months ended March 31, 2000 and 2001 were as follows (in thousands):

                                       LICENSES    SERVICES     TOTAL
                                       --------    --------    -------

First quarter ended March 31, 2000
     Revenues                          $21,895     $ 6,830     $28,725
     Cost of revenues                    1,292       1,870       3,162
                                       -------     -------     -------
        Gross profit                   $20,603     $ 4,960     $25,563
                                       =======     =======     =======

First quarter ended March 31, 2001
     Revenues                          $48,429     $14,683     $63,112
     Cost of revenues                    2,924       4,078       7,002
                                       -------     -------     -------
        Gross profit                   $45,505     $10,605     $56,110
                                       =======     =======     =======

     Revenues are attributed to geographic areas based on the location of the entity from which the products or services were sold. Revenues, gross profit, income (loss) from operations and long-lived assets concerning principal geographic areas in which the Company operates as of and for the three months ended March 31, 2000 and 2001, respectively, were as follows (in thousands):

                                         NORTH                      OTHER
                                       AMERICA(1)     EUROPE     INTERNATIONAL    TOTAL
                                       ----------     -------    -------------  ---------

First quarter ended March 31, 2000
     Revenues                          $  23,717      $ 4,463      $   545      $  28,725
     Gross profit                         23,161        2,302          100         25,563
     Income (loss) from operations        (6,368)         336         (160)        (6,192)
     Long-lived assets                   134,556          564          947        136,067

First quarter ended March 31, 2001
     Revenues                          $  52,112        9,272        1,728      $  63,112
     Gross profit                         50,839        5,099          172         56,110
     Income (loss) from operations        (1,765)      (2,366)      (6,884)       (11,015)
     Long-lived assets                   292,703        1,611        1,309        295,623

(1)  Principally represents operations in the United States.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this report, including statements regarding the Company's strategy, financial performance and revenue sources, are forward-looking statements. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under "Risk Factors" and elsewhere in this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC, including the Company's Annual Report on Form 10-K for the year ended December 31, 2000, that attempt to advise interested parties of certain risks and factors that may affect the Company's business. Readers are cautioned not to place undue reliance on these forward-looking statements to reflect events or circumstances occurring after the date hereof. The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto.

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

     International revenues from licenses and services sold to customers outside of North America were $15.3 million in 1999 and $28.7 million in 2000, and were $5.0 and $11.0 for the three months ended March 31, 2000 and 2001, respectively. We intend to expand our international sales activities as part of our business strategy. All of our current international revenues are derived from the operations of our wholly owned international subsidiaries, which consist of both direct sales and sales through distributors. Our international subsidiaries conduct business in the currency of the country in which they operate (with the exception of Mexico and Brazil where the U.S. Dollar is used), exposing us to currency fluctuations and currency transaction losses or gains which are outside of our control. Historically, fluctuations in foreign currency exchange rates have not had a material effect on our business. We have not, to date, conducted any hedging transactions to reduce our risk to currency fluctuations.

     In the development of new products and enhancements of existing products, the technological feasibility of the software is not established until substantially all product development is complete. Historically, our software development costs eligible for capitalization have been insignificant, and all costs related to internal research and development have been expensed as incurred.

RESULTS OF OPERATIONS

         The following table sets forth certain consolidated statements of operations data as a percentage of total revenues, except as indicated:

                                                              Three months ended
                                                                   March 31,
                                                              -------------------
                                                               2000         2001
                                                              ------       ------

Revenues:
     Licenses                                                   76.2%        76.7%
     Services                                                   23.8         23.3
                                                              ------       ------
         Total revenues                                        100.0        100.0
Cost of revenues:
     Licenses                                                    2.2          1.4
     Services                                                    6.5          6.5
     Amortization of purchased intangible assets                 2.3          3.2
                                                              ------       ------
         Total cost of revenues                                 11.0         11.1
                                                              ------       ------
Gross profit                                                    89.0         88.9
Operating expenses:
     Sales and marketing                                        48.4         48.9
     Research and development                                   25.6         22.1
     General and administrative                                 10.8         10.1
     Other compensation costs and intangible amortization       25.7         25.3
                                                              ------       ------
         Total operating expenses                              110.5        106.4
                                                              ------       ------
Loss from operations                                           (21.5)       (17.5)
Other income, net                                                3.4          2.8
                                                              ------       ------
Loss before income tax provision                               (18.1)       (14.7)
Income tax provision                                             1.6          8.8
                                                              ------       ------
Net Loss                                                       (19.7)%      (23.5)%
                                                              ======       ======

As a Percentage of Related Revenues:
     Cost of licenses                                            2.9%         1.8%
     Cost of services                                           27.4         27.8

THREE MONTHS ENDED MARCH 31, 2000 AND 2001

REVENUES

     Total revenues for the three months ended March 31, 2001 were $63.1 million, an increase of 120% from the comparable period of 2000. Revenues outside of North America for the three months ended March 31, 2001 were $11.0 million, an increase of 120% from the comparable period of 2000. We believe that the percentage increase in total revenues achieved during this period are not necessarily indicative of future results but we expect revenues to continue to grow in the foreseeable future.

     LICENSES

     Licenses for the three months ended March 31, 2001 were $48.4 million, an increase of 121% from the comparable period of 2000. Licenses represented 76.7% of total revenues for the three months ended March 31, 2001, compared to 76.2% for the same period of 2000. Licenses outside of North America accounted for 19.1% and 18.3% of total licenses for the three months ended March 31, 2000 and 2001, respectively. The increases in licenses during the first quarter of 2001 were due to expansion of our worldwide sales force, as well as increased market acceptance of our software products and availability of new products relative to the first quarter of 2000.

     SERVICES

     Services for the three months ended March 31, 2001 were $14.7 million, an increase of 115% from the comparable period of 2000. Services revenues represented 23.3% and 23.8% of total revenues for the three months ended March 31, 2000 and 2001, respectively. Services revenues outside of North America accounted for 12.0% and 14.4% of total services for the three months ended March 31, 2000 and 2001, respectively. The increases in services during the first quarter of 2001 reflect an increase in the number of software licenses sold with maintenance agreements and renewals of maintenance agreements on existing licenses relative to the first quarter of 2000, as well as the increase in consulting and training services performed for customers.

COST OF REVENUES

     COST OF LICENSES

     Cost of licenses includes amortization of software licenses, product media, printing and duplication costs, and royalties. Cost of licenses were $0.9 million for the three months ended March 31, 2001, versus $0.6 million in the comparable period of 2000, representing an increase of 40%. Cost of licenses as a percentage of license revenues was 2.9% and 1.8% for the three months ended March 31, 2000 and 2001, respectively. The increase in cost of licenses was principally the result of increases in royalties resulting from the growth in sales of related products, partially offset by a decrease in printing and duplication costs. The improvement in gross margin resulted from increased license revenues without a corresponding increase in amortization of acquired software licenses, which does not vary by the number of licenses sold.

     COST OF SERVICES

     Cost of services includes salaries and related costs for customer support and consulting personnel. Cost of services for the three months ended March 31, 2001 were $4.1 million versus $1.9 million for the comparable period of 2000, representing an increase of 118%. Cost of services as a percentage of services revenues were 27.4% and 27.8% for the three months ended March 31, 2000 and 2001, respectively. The increase in cost of services is primarily due to the increase in the number of technical support personnel required to manage and support our growing customer base as well as increased product offerings. Our gross margin on services revenues could fluctuate on a quarterly basis in the future, reflecting the timing differences between increasing our organizational investments and the corresponding revenue growth that we expect as a result. We expect the cost of services to increase in absolute dollars for the foreseeable future as additional customer support and consulting personnel are hired.

     AMORTIZATION OF PURCHASED INTANGIBLE ASSETS

     Amortization of purchased intangible assets was $2.0 million during the three months ended March 31, 2001 versus $0.7 million in the same period of 2000, representing an increase of 210%. This increase was due entirely to amortization of technology purchased as part of the acquisitions made during the second and third quarters of 2000. The useful lives of the technology acquired ranges from one to three years, and we expect the amortization to be at least $1.0 million over the next eight quarters.

OPERATING EXPENSES

     SALES AND MARKETING

     Sales and marketing expenses consist primarily of salaries, commissions earned by sales personnel, recruiting costs, trade shows, travel and entertainment, and other marketing communications costs such as advertising and promotion. Sales and marketing expenses were $30.9 million for the three months ended March 31, 2001 versus $13.9 million for the comparable period of 2000, representing an increase of 122%. Sales and marketing expenses as a percentage of total revenues were 48.4% and 48.9% for the three months ended March 31, 2000 and 2001, respectively. The increases reflect our increasing investment in our sales and marketing organization. In particular, salaries and related costs increased $10.7 million, and trade show, advertising and promotional costs increased $1.8 million over the first quarter of 2000. We intend to continue to expand our sales and marketing infrastructure during 2001 and, as a result, expect sales and marketing expenses to increase in absolute dollars.

     RESEARCH AND DEVELOPMENT

     Research and development expenses consist primarily of salaries and benefits for software developers, software product managers, quality assurance personnel, and payments made to outside software development contractors. Research and development expenses were $13.9 million for the three months ended March 31, 2001 versus $7.4 million in the same period of 2000, representing an increase of 89%. These expenses as a percentage of total revenues were 25.6% and 22.1% for the three months ended March 31, 2000 and 2001, respectively. The increase in research and development expenses was due to continued investments in research and development efforts, including the increase in the number of software developers and quality assurance personnel. As a result, salaries and related expenses increased $4.9 million over the first quarter of 2000. The decrease in these expenses as a percentage of total revenues is due to the higher revenues over a relatively smaller growth in these expenses. We believe significant expenditures in research and development are required to remain competitive, and expect these expenses to continue to increase in absolute dollars in 2001.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, administrative and information services personnel. General and administrative expenses were $6.4 million for the three months ended March 31, 2001 versus $3.1 million in the same period of 2000, representing an increase of 105%. These expenses as a percentage of total revenues were 10.8% and 10.1% for the three months ended March 31, 2000 and 2001, respectively. The increase in general and administrative expenses was primarily due to the increase in headcount to support our growing infrastructure and expanding operations. As a result, salaries and related costs increased $1.8 million over the first quarter of 2000. The decrease in these expenses as a percentage of total revenues was due to higher revenues over a relatively smaller growth in these expenses. We expect that general and administrative expenses will continue to increase in absolute dollars as we continue to enhance our infrastructure and support expansion of our operations.

     OTHER COMPENSATION COSTS AND INTANGIBLE AMORTIZATION

     Other compensation costs and intangible amortization include compensation expense associated with the issuance (primarily in 1999) of stock options below fair market value and the amortization of goodwill and other intangible assets associated with acquisitions. These costs totaled $16.0 million for the three months ended March 31, 2001 compared to $7.4 million in the same period of 2000, representing an increase of 117%. These expenses as a percentage of total revenues were 25.7% and 25.3% for the three months ended March 31, 2000 and 2001, respectively. The increase in these costs was due to the acquisitions made during the second and third quarters of 2000. The goodwill and other intangibles are being amortized over their useful lives, and we expect these costs to be at least approximately $15.0 million per quarter through the second quarter of 2003.

OTHER INCOME, NET

     Other income, net was $1.8 million for the three months ended March 31, 2001 compared to $1.0 million for the same period of 2000, representing an increase of 82%. The increase is due to the fact that the first quarter of 2001 had the benefit of a full quarter's interest on proceeds from our secondary public offering, which took place near the end of the first quarter of 2000.

PROVISION FOR INCOME TAXES

     Provision for income taxes was $5.5 million for the three months ended March 31, 2001 compared with $0.5 million for the comparable period of 2000, representing effective rates for these periods of (8.4)% and (60.0%), respectively. Excluding non-deductible amortization of intangible assets and other compensation costs, our effective income tax rate was 40% for both the three months ended March 31, 2000 and 2001.

INFLATION

     Inflation has not had a significant effect on our results of operations or financial position for the three months ended March 31, 2001 or the comparable period of 2000.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our business, to date, primarily from cash generated by our operations, net proceeds of $64.9 million from our initial public offering in August 1999, and net proceeds of $253.5 million from our secondary offering in March 2000. Our sources of liquidity as of March 31, 2001 consisted principally of cash and cash equivalents of $35.2 million and $115.7 million in both short- and long-term high grade corporate and government marketable securities.

     Net cash provided by operating activities was $0.9 million and $17.4 million for the three months ended March 31, 2000 and 2001, respectively. The increase in 2001 was primarily due to higher non-cash depreciation and amortization expenses and increases in deferred revenue and income taxes payable, offset by net losses and the decrease in other accrued expenses.

     Investing activities used $158.8 million and $11.2 million during the three months ended March 31, 2000 and 2001, respectively. The decrease in 2001 is due to the decrease in purchases of marketable securities as a result of our secondary public offering in March 2000, as well as acquisitions made during the first quarter of 2000. Offset by this decrease is an increase in capital expenditures made during 2001, which primarily consisted of computer hardware and software to enhance our infrastructure and support our continued expansion.

     Financing activities provided $252.3 million and $3.8 million for the three months ended March 31, 2000 and 2001, respectively. The decrease is the primarily due to the proceeds of $253.5 million received from the secondary public offering in March 2000. Offsetting this decrease were increases in proceeds from the exercise of stock options and our employee stock purchase plan.

     We believe that our existing cash, cash equivalents and investment balances and cash flows from operations will be sufficient to finance our working capital and capital expenditure requirements through at least the next 12 months. We may require additional funds to support our working capital requirements or for other purposes, and may seek to raise additional funds through public or private equity or debt financing, or from other sources. If additional financing is needed, we cannot assure you that such financing will be available to us at commercially reasonable terms or at all.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133, as amended, is effective for all fiscal years beginning after June 15, 2000, and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative which would be required to be reported as assets or liabilities and carried at fair value. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

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

     - costs related to acquisitions of technologies or businesses, including amortization of goodwill and other intangible assets; and

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

OUR SUCCESS DEPENDS ON OUR ABILITY TO DEVELOP NEW AND ENHANCED PRODUCTS THAT ACHIEVE WIDESPREAD MARKET ACCEPTANCE

     Our future success depends on our ability to address the rapidly changing needs of our customers by developing and introducing new products, product updates and services on a timely basis, by extending the operation of our products on new platforms and by keeping pace with technological developments and emerging industry standards. In order to grow our business, we are committing substantial resources to developing software products and services for the applications management market. If this market does not continue to develop as anticipated, or demand for our products in this market does not materialize or occurs more slowly than we expect, or if our development efforts are delayed or unsuccessful, we will have expended substantial resources and capital without realizing sufficient revenues, and our business and operating results could be adversely affected.

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

OUR INTERNATIONAL OPERATIONS AND OUR PLANNED EXPANSION OF OUR INTERNATIONAL OPERATIONS EXPOSES US TO CERTAIN RISKS

     Substantially all of our current international revenues are derived from the operations of three of our wholly-owned subsidiaries in Australia, the United Kingdom and Germany. Revenues from licenses and services to customers outside of North America were $15.3 million in 1999 (representing 21.6% of total revenues), $28.7 million in 2000 (representing 17.3% of total revenues), and $5.0 and $11.0 in the three month periods ended March 31, 2000 and 2001, respectively (representing 17.4% of total revenues in both periods). As a result, we face increasing risks from doing business on an international basis, including, among others:

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

OUR RECENTLY-IMPLEMENTED STRATEGY OF INVESTING IN DEVELOPMENT-STAGE COMPANIES INVOLVES A NUMBER OF RISKS AND UNCERTAINTIES

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

WE MAY NOT BE ABLE TO ATTRACT AND RETAIN PERSONNEL

     Our future success depends on the continued service of our executive officers and other key administrative, sales and marketing and support personnel, many of whom have recently joined our company. In addition, the success of our business is substantially dependent on the services of our Chief Executive Officer and our President and Chief Technical Officer. We intend to hire a significant number of additional sales, support, marketing, administrative and research and development personnel over at least the next 12 months. There has in the past been and there may in the future be a shortage of personnel that possess the technical background necessary to sell, support and develop our products effectively. Competition for skilled personnel is intense, and we may not be able to attract, assimilate or retain highly qualified personnel in the future. Our business may not be able to grow if we cannot attract qualified personnel. Hiring qualified sales, marketing, administrative, research and development and customer support personnel is very competitive in our industry, particularly in Southern California where Quest is headquartered.

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

INTEREST RATE RISK

     Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We place our investments with high-quality issuers and, by policy, limit the amount of credit exposure to any one issuer. Our investments in marketable securities consist primarily of high-grade corporate and government securities with maturities of less than two years. Investments purchased with an original maturity of three months or less are considered to be cash equivalents. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. At March 31, 2001, the net gain on available-for-sale securities of $0.4 million comprised 46 positions, all of which carry unrealized gains.

     The following table provides information about our investment portfolio at March 31, 2001:

                                                         MARCH 31, 2001
                                                         --------------
                                                     (dollars in thousands)

                 Cash and cash equivalents                  $ 35,169
                 Average interest rate                         4.92%

                 Short-term marketable securities           $  9,873
                 Average interest rate                         3.81%

                 Long-term marketable securities            $115,717
                 Average interest rate                         7.69%

                 Total portfolio                            $160,759
                 Average interest rate                         6.85%

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

                                     PART II

                                OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  None.

         (b)      REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               QUEST SOFTWARE, INC.




May 15, 2001                                   /s/  M. Brinkley Morse
                                               --------------------------------
                                                    M. Brinkley Morse
                                                    Vice President, Finance and
                                                    Operations