Form 10-Q
period 2001-06-30
QUEST SOFTWARE INC
filed 2001-08-14
CIK 1088033

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______________________ to ____________________

                          Commission File No. 000-26937

                              QUEST SOFTWARE, INC.
          ------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                CALIFORNIA                              33-0231678
-----------------------------------               -----------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
      incorporation or organization)

       8001 IRVINE CENTER DRIVE
          IRVINE, CALIFORNIA                                          92618
------------------------------------------------                 ---------------
   (Address of principal executive offices)                        (Zip code)

       Registrant's telephone number, including area code: (949) 754-8000

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        The number of shares outstanding of the Registrant's Common Stock, no par value, as of August 01, 2001 was 87,827,932.

                              QUEST SOFTWARE, INC.
                                    FORM 10-Q
                                      INDEX


                                                                                    PAGE NUMBER
                                                                                    -----------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of December 31, 2000
               and June 30, 2001 (unaudited)..................................................3

         Consolidated Statements of Operations for the Three and Six
               Months Ended June 30, 2000 and 2001 (unaudited)................................4

         Consolidated Statements of Cash Flows for the Six Months
               Ended June 30, 2000 and 2001 (unaudited).......................................5

         Consolidated Statements of Comprehensive Operations for the Three
               and Six Months Ended June 30, 2000 and 2001 (unaudited)........................6

         Notes to Consolidated Financial Statements (unaudited)...............................7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations..........................................................................12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........................25


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.................................26

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


                                     PART I

                              FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                              QUEST SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                                                   JUNE 30,
                                                                                                 DECEMBER 31,        2001
                                                                                                    2000          (UNAUDITED)
                                                                                                 ------------     -----------
Current assets:
    Cash and cash equivalents                                                                     $  25,155       $  68,526
    Short-term marketable securities available for sale                                               8,587          37,106
    Accounts receivable, net                                                                         38,443          39,347
    Prepaid expenses and other current assets                                                        11,390          13,695
    Income taxes receivable                                                                           1,558           1,734
    Deferred income taxes                                                                            14,833          14,801
                                                                                                  ---------       ---------
       Total current assets                                                                          99,966         175,209
Property and equipment, net                                                                          46,840          56,603
Long-term marketable securities available for sale                                                  118,084          71,608
Goodwill and purchased intangible assets, net                                                       255,858         222,967
Deferred income taxes                                                                                 3,001           3,001
Other assets                                                                                         10,423           9,799
                                                                                                  ---------       ---------
       Total assets                                                                               $ 534,172       $ 539,187
                                                                                                  =========       =========

                                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                              $   5,503       $   4,741
    Accrued compensation                                                                              9,350          14,777
    Other accrued expenses                                                                           22,491          18,424
    Deferred revenue                                                                                 32,052          46,612
                                                                                                  ---------       ---------
       Total current liabilities                                                                     69,396          84,554

Long-term liabilities and other                                                                       6,422           6,337

Shareholders' equity:
    Preferred stock, no par value, 10,000 shares authorized; no shares issued or outstanding             --              --
    Common stock, no par value, 150,000 shares authorized; 86,710 and 87,840 issued and
       outstanding at December 31, 2000 and June 30, 2001, respectively                             500,324         518,641

    Accumulated deficit                                                                             (23,214)        (50,946)
    Accumulated other comprehensive income                                                              132              91
    Notes receivable from sale of common stock                                                      (18,888)        (19,490)
                                                                                                  ---------       ---------
       Total shareholders' equity                                                                   458,354         448,296
                                                                                                  ---------       ---------
       Total liabilities and shareholders' equity                                                 $ 534,172       $ 539,187
                                                                                                  =========       =========


        See accompanying notes to the consolidated financial statements.


                              QUEST SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                      JUNE 30,                      JUNE 30,
                                                              -----------------------       ------------------------
                                                                2000           2001           2000            2001
                                                              --------       --------       --------       ---------
Revenues:
    Licenses                                                  $ 28,528       $ 49,158       $ 50,423       $  97,587
    Services                                                     8,126         17,704         14,956          32,386
                                                              --------       --------       --------       ---------
        Total revenues                                          36,654         66,862         65,379         129,973
Cost of revenues:
    Licenses                                                       870          1,124          1,505           2,013
    Services                                                     2,252          4,411          4,122           8,489
    Amortization of purchased intangible assets                  1,101          1,905          1,758           3,940
                                                              --------       --------       --------       ---------
        Total cost of revenues                                   4,223          7,440          7,385          14,442
                                                              --------       --------       --------       ---------
Gross profit                                                    32,431         59,422         57,994         115,531
Operating expenses:
    Sales and marketing                                         16,962         31,221         30,876          62,081
    Research and development                                     9,336         15,457         16,702          29,387
    General and administrative                                   3,635          6,086          6,732          12,439
    Other compensation costs and intangible amortization         8,031         15,469         15,409          31,451
                                                              --------       --------       --------       ---------
        Total operating expenses                                37,964         68,233         69,719         135,358
                                                              --------       --------       --------       ---------
Loss from operations                                            (5,533)        (8,811)       (11,725)        (19,827)
Other income, net                                                3,665          1,727          4,644           3,504
Losses on equity investments                                         -         (1,480)             -          (1,480)
                                                              --------       --------       --------       ---------
Loss before income tax provision                                (1,868)        (8,564)        (7,081)        (17,803)
Income tax provision                                             2,541          4,384          3,013           9,927
                                                              --------       --------       --------       ---------
Net loss                                                      $ (4,409)      $(12,948)      $(10,094)      $ (27,730)
                                                              ========       ========       ========       =========
Net loss per share:
    Basic and Diluted                                         $  (0.05)      $  (0.15)      $  (0.12)      $   (0.32)
                                                              ========       ========       ========       =========
Weighted average shares:
    Basic and Diluted                                           85,526         87,520         83,351          87,267


        See accompanying notes to the consolidated financial statements.

                              QUEST SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                 SIX MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                             ---------------------------
                                                                                                2000              2001
                                                                                             ---------         ---------
Cash flows from operating activities:
      Net loss                                                                               $ (10,094)        $ (27,730)
      Adjustments to reconcile net loss to net cash provided by operating activities:
          Depreciation and amortization                                                         16,783            36,793
          Compensation expense associated with stock option grants                               1,579             3,053
          Accrued interest receivable from shareholders                                            (98)             (602)
          Provision for bad debts                                                                  150               367
          Loss on equity investments                                                                --            (1,480)
          Changes in assets and liabilities, net of effects of acquisitions:
              Accounts receivable                                                                 (354)           (2,150)
              Prepaid expenses and other current assets                                         (4,355)           (1,559)
              Deferred taxes                                                                        27                70
              Other assets                                                                      (2,657)              860
              Accounts payable                                                                     218              (700)
              Accrued compensation                                                               1,186             5,636
              Income taxes payable                                                               2,736             9,528
              Other accrued expenses                                                            (2,520)           (3,912)
              Other liabilities                                                                     --               (60)
              Deferred revenue                                                                   6,009            14,984
                                                                                             ---------         ---------
              Net cash provided by operating activities                                          8,610            33,098

Cash flows from investing activities:
      Purchases of property and equipment                                                      (25,471)          (14,540)
      Cash paid for acquisitions, net of cash acquired                                         (30,824)               --
      Purchases of marketable securities                                                      (258,233)          (86,575)
      Sales and maturities of marketable securities                                             95,580           104,491
                                                                                             ---------         ---------
              Net cash (used)/provided by investing activities                                (218,948)            3,376

Cash flows from financing activities:
      Repayment of notes payable                                                                (1,410)               --
      Repayment of capital lease obligations                                                      (332)             (290)
      Proceeds from exercise of stock options                                                      803             3,965
      Proceeds from employee stock purchase plan                                                 1,417             2,992
      Proceeds from issuance of common stock, net                                              253,469                --
                                                                                             ---------         ---------
              Net cash provided by financing activities                                        253,947             6,667

Effect of exchange rate changes on cash and cash equivalents                                        38               230
                                                                                             ---------         ---------
Net increase in cash and cash equivalents                                                       43,647            43,371
Cash and cash equivalents, beginning of period                                                  39,643            25,155
                                                                                             ---------         ---------
Cash and cash equivalents, end of period                                                     $  83,290         $  68,526
                                                                                             =========         =========

Supplemental disclosures of consolidated cash flow information:
     Cash paid for:
          Interest                                                                           $     120         $      68
                                                                                             =========         =========
          Income taxes                                                                       $     270         $     137
                                                                                             =========         =========

Supplemental schedule of noncash investing and financing activities:
      Unrealized loss from available-for-sale securities                                     $     515         $      41
                                                                                             =========         =========
      Tax benefit related to stock option exercises                                          $   2,843         $   9,724
                                                                                             =========         =========



        See accompanying notes to the consolidated financial statements.

                              QUEST SOFTWARE, INC.
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                     JUNE 30,                        JUNE 30,
                                                            ------------------------         -------------------------
                                                              2000            2001              2000            2001
                                                            -------         --------         --------         --------

Net loss ................................................   $(4,409)        $(12,948)        $(10,094)        $(27,730)

Other comprehensive loss:
    Unrealized loss on available-for-sale securities ....       (60)            (299)            (515)             (41)
                                                            -------         --------         --------         --------

Comprehensive loss ......................................   $(4,469)        $(13,247)        $(10,609)        $(27,771)
                                                            =======         ========         ========         ========


        See accompanying notes to the consolidated financial statements.

                              QUEST SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

        The accompanying unaudited interim consolidated financial statements of Quest Software, Inc., a California corporation (the "Company" or "Quest"), as of June 30, 2001 and for the three and six months ended June 30, 2000 and 2001 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

        Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

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

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS 141 also requires reclassification of certain other identifiable assets to a separate financial statement line to the extent they meet certain criteria. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements, beyond the potential reclassification of certain identifiable intangible assets.

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for the Company in January of 2002. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The Company will continue to assess its recorded goodwill and other intangible assets under current generally accepted accounting principles at each reporting period until the standard is adopted. The adoption of SFAS No. 142 in January of 2002 will substantially reduce charges to operations for goodwill amortization and change the method for determining impairment. The effect on the financial statements has not been determined. Currently, the Company's amortization of goodwill and other intangible assets is approximately $15.0 million per quarter.

2. ACQUISITIONS

        Operations of the companies acquired throughout fiscal 2000 are included in the consolidated financial statements from the dates of acquisition. The six months ended June 30, 2001 include actual results of these acquisitions. The pro forma results of operations data for the same period of 2000 presented below assume that the acquisitions had been made at the beginning of fiscal 2000, and include amortization of goodwill and identified intangibles from that date. The pro forma data is presented for informational purposes only, and is not necessarily indicative of the results of future operations nor of the actual results that would have been achieved had the acquisitions taken place at the beginning of fiscal 2000 (in thousands):


                                                      SIX MONTHS ENDED JUNE 30,
                                                 -----------------------------------
                                                     2000                  2001
                                                 -----------          --------------
                                                 (pro forma)          (as reported)

Revenues                                          $ 72,389             $ 129,973

Net loss                                           (33,617)              (27,730)

Net loss per share - basic and diluted            $  (0.40)            $   (0.32)



3. OTHER COMPENSATION COSTS

        The Company records compensation expense for options to purchase the Company's common stock granted with an exercise price below fair market value. The expense equals the difference between the fair market value of the Company's common stock on the grant date and the exercise price of the stock options and is recognized ratably over the vesting period of the stock options, which is currently four to five years. The following table shows the allocation to Cost of Services Revenues, Sales and Marketing, Research and Development and General and Administrative expenses of such costs based on the related headcount (in thousands):

                                        AS REPORTED       ALLOCATION       PRO FORMA
                                        ------------      ----------       ---------
Three months ended June 30, 2000
Cost of services revenues                 $ 2,252          $   49          $ 2,301
Sales and marketing                        16,962             310           17,272
Research and development                    9,336             408            9,744
General and administrative                  3,635              49            3,684

Three months ended June 30, 2001
Cost of services revenues                 $ 4,411          $   61          $ 4,472
Sales and marketing                        31,221             461           31,682
Research and development                   15,457             399           15,856
General and administrative                  6,086             102            6,188

Six months ended June 30, 2000
Cost of services revenues                 $ 4,122          $   95          $ 4,217
Sales and marketing                        30,876             568           31,444
Research and development                   16,702             805           17,507
General and administrative                  6,732             111            6,843

Six months ended June 30, 2001
Cost of services revenues                 $ 8,489          $  122          $ 8,611
Sales and marketing                        62,081             946           63,027
Research and development                   29,387             916           30,303
General and administrative                 12,439           1,069           13,508



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

        The table below sets forth the reconciliation of the denominator of the earnings per share calculations (in thousands):

                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                     JUNE 30,              JUNE 30,
                                              --------------------------------------------
                                                 2000        2001       2000      2001
                                              ----------   ----------  --------  ---------
Shares used in computing basic net
    income (loss) per share                    85,526      87,520     83,351      87,267
Dilutive effect of stock options                   --(1)       --(1)      --(1)       --(1)
                                               ------      ------     ------      ------
Shares used in computing diluted net
    income (loss) per share                    85,526      87,520     83,351      87,267
                                               ======      ======     ======      ======

----------
(1) Effect would have been anti-dilutive, accordingly, the amount is excluded from shares used in computing diluted net loss per share. The dilutive effect of stock options would have been 4,915 and 4,410 shares for the three and six months ended June 30, 2001, respectively, compared to 5,922 and 6,098 shares for the same periods of 2000.

5. SHAREHOLDERS' EQUITY

        In January 2001, approximately 94,000 shares of common stock were issued under the Company's Employee Stock Purchase Plan at a price of $31.82 per share.

6. STOCK OPTION PLANS

        The following table summarizes information about stock options outstanding as of June 30, 2001 (in thousands, except for per share data):


                                                                           Number of Options
                                       Number of       Weighted Average    Exercisable as of
                                        Shares          Exercise Price       June 30, 2001
                                      ------------   -------------------   -------------------

Balance at December 31, 2000              10,641           $ 12.72

            Granted                        5,010             16.55
            Exercised                     (1,039)             4.08
            Canceled                      (1,259)            17.45
                                          ------

Balance at June 30, 2001                  13,353           $ 14.39                2,110
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

        Operating segment data for the three and six months ended June 30, 2000 and 2001 were as follows (in thousands):


                                            LICENSES      SERVICES         TOTAL
                                            --------      --------       --------
Three months ended June 30, 2000
      Revenues                              $28,528       $ 8,126        $ 36,654
      Cost of Revenues                        1,971         2,252           4,223
                                            -------       -------        --------
          Gross profit                      $26,557       $ 5,874        $ 32,431
                                            =======       =======        ========

Three months ended June 30, 2001
      Revenues                              $49,158       $17,704        $ 66,862
      Cost of Revenues                        3,029         4,411           7,440
                                            -------       -------        --------
          Gross profit                      $46,129       $13,293        $ 59,422
                                            =======       =======        ========

Six months ended June 30, 2000
      Revenues                              $50,423       $14,956        $ 65,379
      Cost of Revenues                        3,263         4,122           7,385
                                            -------       -------        --------
          Gross profit                      $47,160       $10,834        $ 57,994
                                            =======       =======        ========

Six months ended June 30, 2001
      Revenues                              $97,587       $32,386        $129,973
      Cost of Revenues                        5,953         8,489          14,442
                                            -------       -------        --------
          Gross profit                      $91,634       $23,897        $115,531
                                            =======       =======        ========


        Revenues are attributed to geographic areas based on the location of the entity from which the products or services were sold. Revenues, gross profit, income (loss) from operations and long-lived assets concerning principal geographic areas in which the Company operates for the three and six months ended June 30, 2000 and 2001, respectively, were as follows (in thousands):

                                               NORTH                                OTHER
                                             AMERICA(1)            EUROPE       INTERNATIONAL          TOTAL
                                             ----------           --------      -------------       -----------
Three months ended June 30, 2000
      Revenues                               $  30,658           $  5,216          $   780          $  36,654
      Gross profit                              29,372              2,717              342             32,431
      Income (loss) from operations             (3,778)               158           (1,913)            (5,533)
      Long-lived assets                        175,555                674            1,212            177,441

Three months ended June 30, 2001
      Revenues                               $  54,241             11,635              986          $  66,862
      Gross profit                              52,369              6,683              370             59,422
      Loss from operations                      (3,617)            (1,434)          (3,760)            (8,811)
      Long-lived assets                        277,176              1,862            1,445            280,483

Six months ended June 30, 2000
      Revenues                               $  54,375           $  9,679          $ 1,325          $  65,379
      Gross profit                              52,533              4,991              470             57,994
      Income (loss) from operations             (8,681)               538           (3,582)           (11,725)
      Long-lived assets                        175,555                674            1,212            177,441

Six months ended June 30, 2001
      Revenues                               $ 106,353             20,907            2,713          $ 129,973
      Gross profit                             102,520             11,755            1,256            115,531
      Loss from operations                      (9,273)            (3,874)          (6,680)           (19,827)
      Long-lived assets                        277,176              1,862            1,445            280,483

------------
(1) Principally represents operations in the United States.

8. INVESTMENTS

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

        The Company has certain other minority equity investments in non-publicly traded companies. These investments are included in other assets on the Company's consolidated balance sheet at June 30, 2001 and are carried at cost. The Company monitors these investments for impairment and as a result recorded a writedown of $1.5 million during the three months ended June 30, 2001.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Certain statements in this report, including statements regarding the Company's strategy, financial performance and revenue sources, are forward-looking statements. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under "Risk Factors" and elsewhere in this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC, including the Company's Annual Report on Form 10-K for the year ended December 31, 2000, that attempt to advise interested parties of certain risks and factors that may affect the Company's business. Readers are cautioned not to place undue reliance on these forward-looking statements to reflect events or circumstances occurring after the date hereof. The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto. We do not assume any obligation to revise forward-looking statements.

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

        We derive our revenues primarily from the sale of software licenses and related annual maintenance fees. Pricing of our software licenses is generally based on the number of servers, workstations and/or users of our products. Services consist primarily of annual maintenance contracts for technical support and product enhancements, and consulting services.

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

        International revenues from licenses and services sold to customers outside of North America were $6.0 million and $12.6 million for the three months ended June 30, 2000 and 2001, respectively, and $11.0 million and $23.6 million for the six months ended June 30, 2000 and 2001, respectively. We intend to expand our international sales activities as part of our business strategy. All of our current international revenues are derived from the operations of our wholly owned international subsidiaries, which consist of both direct sales and sales through distributors. Our international subsidiaries conduct business in the currency of the country in which they operate (with the exception of Mexico and Brazil where the U.S. Dollar is used), exposing us to currency fluctuations and currency transaction losses or gains which are outside of our control. Historically, fluctuations in foreign currency exchange rates have not had a material effect on our business. We have not, to date, conducted any hedging transactions to reduce our risk to currency fluctuations.

        In the development of new products and enhancements of existing products, the technological feasibility of the software is not established until substantially all product development is complete. Historically, our software development costs eligible for capitalization have been insignificant, and all costs related to internal research and development have been expensed as incurred.

RESULTS OF OPERATIONS

The following table sets forth certain consolidated statements of operations data as a percentage of total revenues, except as indicated:


                                                            Three months ended             Six months ended
                                                                June 30,                      June 30,
                                                           --------------------          --------------------
                                                            2000           2001           2000          2001
                                                           -----          -----          -----          -----
Revenues:
      Licenses                                              77.8%          73.5%          77.1%          75.1%
      Services                                              22.2           26.5           22.9           24.9
                                                           -----          -----          -----          -----
           Total revenues                                  100.0          100.0          100.0          100.0
Cost of revenues:
      Licenses                                               2.4            1.7            2.3            1.6
      Services                                               6.1            6.6            6.3            6.5
      Amortization of purchased intangible assets            3.0            2.8            2.7            3.0
                                                           -----          -----          -----          -----
           Total cost of revenues                           11.5           11.1           11.3           11.1
                                                           -----          -----          -----          -----
Gross profit                                                88.5           88.9           88.7           88.9
Operating expenses:
      Sales and marketing                                   46.3           46.7           47.2           47.8
      Research and development                              25.5           23.1           25.5           22.6
      General and administrative                             9.9            9.1           10.3            9.6
      Amortization of purchased intangible assets
        and other compensation costs                        21.9           23.1           23.6           24.2
                                                           -----          -----          -----          -----
           Total operating expenses                        103.6          102.0          106.6          104.2
                                                           -----          -----          -----          -----
Income (loss) from operations                              (15.1)         (13.1)         (17.9)         (15.3)
Other income, net                                           10.0            2.6            7.1            2.7
Loss on equity investments                                     -           (2.2)             -           (1.1)
                                                           -----          -----          -----          -----
Income (loss) before income tax provision                   (5.1)         (10.5)         (10.8)         (12.6)
Income tax provision                                         6.9            6.6            4.6            7.6
                                                           -----          -----          -----          -----
Net income (loss)                                          (12.0)%        (17.1)%        (15.4)%        (20.2)%
                                                           =====          =====          =====          =====
As a percentage of related revenues:
      Cost of licenses                                       3.1%           2.3%           3.0%           2.1%
      Cost of services                                      27.5           24.9           27.5           26.1


THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 2001

REVENUES

        Total revenues for the three and six months ended June 30, 2001 were $66.9 million and $130.0 million, respectively, an increase of 82.4% and 98.8% from the comparable periods of 2000. Revenues outside of North America for the three and six months ended June 30, 2001 were $12.6 million and $23.6 million, respectively, an increase of 110.5% and 114.6% from the comparable periods of 2000.

        LICENSES

        Licenses for the three and six months ended June 30, 2001 were $49.2 million and $97.6 million, respectively, an increase of 69.9% and 93.5% from the comparable periods of 2000. Licenses outside of North America accounted for 20.6% and 19.5% of total licenses for the three and six months ended June 30, 2001, respectively, compared to 16.9% and 17.9% for the same periods in 2000. The increases in licenses during the three and six month periods ended June 30, 2001 were due to expansion of our worldwide sales force, as well as increased market acceptance of our software products and availability of new products relative to the comparable periods of 2000. New products include Quest Central for DB2 and a variety of products for the Windows systems management market, as well as LiveReorg and SQLab Vision for Oracle.

        SERVICES

        Services for the three and six months ended June 30, 2001 were $17.7 million and $32.4 million, respectively, an increase of 117.9% and 116.5% from the comparable periods of 2000. Services revenues represented 26.5% and 24.9% of total revenues for the three and six months ended June 30, 2001, respectively, compared to 22.2% and 22.9% for the same periods of 2000. Services revenues outside of North America accounted for 14.0% and 20.9% of total services for the three and six months ended June 30, 2001, respectively, compared to 14.5% and 13.4% for the same periods in 2000. The increases in services during the three and six month periods ended June 30, 2001 reflect an increase in the number of software licenses sold with maintenance agreements and renewals of maintenance agreements on existing licenses as well as the increase in consulting and training services performed for customers.

COST OF REVENUES

        COST OF LICENSES

        Cost of licenses includes amortization of software licenses, product media, printing and duplication costs, and royalties. Cost of licenses were $1.1 million and $2.0 million for the three and six months ended June 30, 2001, respectively, versus $0.9 million and $1.5 million in the comparable periods of 2000. Cost of licenses as a percentage of license revenues were 2.3% and 2.1% for the three and six months ended June 30, 2001, respectively, compared to 3.1% and 3.0% for the same periods in 2000. The increase in cost of licenses was principally the result of increases in royalties resulting from the growth in sales of related products, partially offset by a decrease in printing and duplication costs. The improvement in gross margin resulted from increased license revenues without a corresponding increase in amortization of acquired software licenses, which does not vary by the number of licenses sold.

        COST OF SERVICES

        Cost of services includes salaries and related costs for customer support and consulting personnel. Cost of services for the three and six months ended June 30, 2001 were $4.4 million and $8.5 million, respectively, versus $2.3 million and $4.1 million for the comparable periods of 2000. Cost of services as a percentage of services revenues were 24.9% and 26.1% for the three and six months ended June 30, 2001, respectively, compared to 27.5% for the same periods in 2000. The increase in cost of services is primarily due to the increase in the number of technical support personnel required to manage and support our growing customer base as well as increased product offerings. Our gross margin on services revenues could fluctuate on a quarterly basis in the future, reflecting the timing differences between increasing our organizational investments and the corresponding revenue growth that we expect as a result. We expect the cost of services to increase in absolute dollars for the foreseeable future as additional customer support and consulting personnel are hired.

        AMORTIZATION OF PURCHASED INTANGIBLE ASSETS

        Amortization of purchased intangible assets was $1.9 million and $3.9 million during the three and six months ended June 30, 2001, respectively, versus $1.1 million and $1.8 million in the same periods of 2000. This increase was due entirely to amortization of technology purchased as part of the acquisitions made during the second and third quarters of 2000. The useful lives of the technology acquired range from one to three years, and we expect the amortization to be at least $1.0 million over the next eight quarters.

OPERATING EXPENSES

        SALES AND MARKETING

        Sales and marketing expenses consist primarily of salaries, commissions earned by sales personnel, recruiting costs, trade shows, travel and entertainment, and other marketing communications costs such as advertising and promotion. Sales and marketing expenses were $31.2 million and $62.1 million for the three and six months ended June 30, 2001, respectively, versus $17.0 million and $30.9 million for the comparable periods of 2000, representing increases of 84.1% and 101.1%, respectively. Sales and marketing expenses as a percentage of total revenues were 46.7% and 47.8% for the three and six months ended June 30, 2001, respectively, compared to 46.3% and 47.2% in the same periods of 2000. The increases reflect our investment in our sales and marketing organization. In particular, sales and marketing employees increased from 414 as of June 30, 2000 to 706 as of June 30, 2001, an increase of 71%. We intend to enhance our sales and marketing infrastructure during 2001 and, as a result, expect sales and marketing expenses to increase in absolute dollars.

        RESEARCH AND DEVELOPMENT

        Research and development expenses consist primarily of salaries and benefits for software developers, software product managers, quality assurance personnel, and payments made to outside software development contractors. Research and development expenses were $15.5 million and $29.4 million for the three and six months ended June 30, 2001, respectively, versus $9.3 million and $16.7 million in the same periods of 2000, representing increases of 65.6% and 75.9%, respectively. These expenses as a percentage of total revenues were 23.1% and 22.6% for the three and six months ended June 30, 2001, respectively, compared to 25.5% in the same periods of 2000. The increase in research and development expenses was due to investments in research and development efforts, including the increase in the number of software developers and quality assurance personnel. Research and development headcount increased from 383 as of June 30, 2000 to 595 as of June 30, 2001, an increase of 55.4%. We believe significant expenditures in research and development are required to remain competitive, and expect that research and development expenses will continue to represent 20-25% of total revenues.

        GENERAL AND ADMINISTRATIVE

        General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, administrative and information services personnel. General and administrative expenses were $6.1 million and $12.4 million for the three and six months ended June 30, 2001, respectively, versus $3.6 million and $6.7 million in the same periods of 2000, representing increases of 67.4% and 84.8%, respectively. These expenses as a percentage of total revenues were 9.1% and 9.6% for the three and six months ended June 30, 2001, respectively, compared to 9.9% and 10.3% in the same periods of 2000. The increase in general and administrative expenses was primarily due to the increase in headcount to support our growing infrastructure and expanding operations. General and administrative headcount increased from 119 as of June 30, 2000 to 207 as of June 30, 2001, an increase of 73.9%. As a result, salaries and related costs increased $3.5 million for the six months ended June 30, 2001 over the same period of 2000. We expect that general and administrative expenses will continue to increase in absolute dollars as we continue to enhance our infrastructure and support expansion of our operations.

        OTHER COMPENSATION COSTS AND INTANGIBLE AMORTIZATION

        Other compensation costs and intangible amortization include compensation expense associated with the issuance (primarily in 1999) of stock options below fair market value and the amortization of goodwill and other intangible assets associated with acquisitions. These costs totaled $15.5 million and $31.5 million for the three and six months ended June 30, 2001, respectively, compared to $8.0 million and $15.4 million in the same periods of 2000. These expenses as a percentage of total revenues were 23.1% and 24.2% for the three and six months ended June 30, 2001, respectively, compared to 21.9% and 23.6% in the same periods of 2000. The increase in these costs was due to the acquisitions made during the second and third quarters of 2000. The adoption of SFAS No. 142 in January of 2002 will substantially reduce charges to operations for goodwill amortization and change the method for determining impairment. The effect on the financial statements has not been determined. Currently, the Company's amortization of goodwill and other intangible assets is approximately $15.0 million per quarter.

OTHER INCOME, NET

        Other income, net was $1.7 million and $3.5 million for the three and six months ended June 30, 2001, respectively, compared to $3.7 million and $4.6 million for the same periods of 2000, representing a decrease of 54.1% and 23.9%, respectively. The decrease is due primarily to less interest income earned in the three months ended June 30, 2001 versus the same period in 2000. The decrease in interest earned is a result of lower cash balances from application of net proceeds from the secondary public offering in March 2000 including acquisitions completed during 2000, which a portion of the purchase price was cash and the stock repurchases made during the fourth quarter of 2000.

LOSSES ON EQUITY INVESTMENTS

        During the second quarter of 2001 we wrote down the carrying value of certain equity investments by $1.5 million as a one-time charge to reflect their estimated carrying value. The remaining equity investments of $6.7 million are included in other assets on the Company's consolidated balance sheet at June 30, 2001.

PROVISION FOR INCOME TAXES

        Provision for income taxes was $4.4 million and $9.9 million for the three and six months ended June 30, 2001, respectively, compared with $2.5 million and $3.0 million for the same periods of 2000, representing effective rates of (51.2)% and (55.8)%, for the three and six months ended June 30, 2001, respectively, compared to (136.0)% and (42.6)% in the same periods of 2000. Excluding non-deductible amortization of intangible assets and other compensation costs, our effective income tax rate was 40% for the three and six months ended June 30, 2000 and 2001.

INFLATION

        Inflation has not had a significant effect on our results of operations or financial position for the three and six months ended June 30, 2001 or the comparable periods of 2000.

LIQUIDITY AND CAPITAL RESOURCES

        We have funded our business, to date, primarily from cash generated by our operations, net proceeds of $64.9 million from our initial public offering in August 1999, and net proceeds of $253.5 million from our secondary offering in March 2000. Our sources of liquidity as of June 30, 2001 consisted principally of cash and cash equivalents of $68.5 million and $108.7 million in short- and long-term high grade corporate and government marketable securities.

        Net cash provided by operating activities was $33.1 million for the six months ended June 30, 2001, compared with $8.6 million for the comparable period in 2000. The increase in 2001 is primarily due to higher non-cash depreciation and amortization expenses as a result of increased amortization of goodwill and other intangible assets, which increased by $17.0 million, a 114.8% increase over the comparable period of 2000. Increases in deferred revenue and income taxes payable, offset by net losses also contributed to the increase in 2001.

        Investing activities used $218.9 million and provided $3.4 million during the six months ended June 30, 2000 and 2001, respectively. The decrease in 2001 is due to purchases of marketable securities made in March of 2000 as a result of our secondary public offering as well as acquisitions made during the first and second quarter of 2000 with dissimilar activity in 2001. Investing activities for the six months ended June 30, 2001 provided cash as a result of sales and maturities of marketable securities offset by purchases of property and equipment.

        Financing activities provided $253.9 million and $6.7 million for the six months ended June 30, 2000 and 2001, respectively. The decrease is primarily due to proceeds of $253.5 million received from the secondary public offering in March 2000. Offsetting this decrease were increases in proceeds from the exercise of stock options and our employee stock purchase plan during 2001.

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

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS 141 also requires reclassification of certain other identifiable assets to a separate financial statement line to the extent they meet certain criteria. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements, beyond the potential reclassification of certain identifiable intangible assets.

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for the Company in January of 2002. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The Company will continue to assess its recorded goodwill and other intangible assets under current generally accepted accounting principles at each reporting period until the standard is adopted. The adoption of SFAS No. 142 in January of 2002 will substantially reduce charges to operations for goodwill amortization and change the method for determining impairment. The effect on the financial statements has not been determined. Currently, the Company's amortization of goodwill and other intangible assets is approximately $15.0 million per quarter.

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

OUR INTERNATIONAL OPERATIONS AND OUR PLANNED EXPANSION OF OUR INTERNATIONAL OPERATIONS EXPOSES US TO CERTAIN RISKS

        Substantially all of our current international revenues are derived from the operations of three of our wholly-owned subsidiaries in Australia, the United Kingdom and Germany. Revenues from licenses and services to customers outside of North America were $15.3 million in 1999 (representing 21.6% of total revenues), $28.7 million in 2000 (representing 17.3% of total revenues), and $12.6 and $23.6 in the three and six month periods ended June 30, 2001, respectively, versus $6.0 and $11.0 in the same periods of 2000 (representing 18.9% and 18.2% of total revenues in 2001, respectively, and 16.4% and 17.3% in the same periods of 2000). As a result, we face increasing risks from doing business on an international basis, including, among others:

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

INTEREST RATE RISK

        Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We place our investments with high-quality issuers and, by policy, limit the amount of credit exposure to any one issuer. Our investments in marketable securities consist primarily of high-grade corporate and government securities with maturities of less than two years. Investments purchased with an original maturity of three months or less are considered to be cash equivalents. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. At June 30, 2001, the net gain on available-for-sale securities of $0.1 million comprised 38 positions, of which 30 carry unrealized gains and 8 carry unrealized losses.

        The following table provides information about our investment portfolio at June 30, 2001 (dollars in thousands):

              Cash and cash equivalents                           $ 68,526
              Average interest rate                                   4.96%

              Short-term marketable securities                    $ 37,106
              Average interest rate                                   6.74%

              Long-term marketable securities                     $ 71,608
              Average interest rate                                   5.31%

              Total portfolio                                     $177,240
              Average interest rate                                   5.47%

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

                                     PART II

                                OTHER INFORMATION

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a)  The Company's Annual Meeting of Shareholders was held on May 30,
   2001.

        (b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended, there was no solicitation in opposition to the management's nominees as listed in the proxy statement, and all of such nominees were elected.

        (c) At the Annual Meeting, our shareholders elected Vincent C. Smith, David M. Doyle, Doran G. Machin, Jerry Murdock, Jr. and Raymond J. Lane as directors, approved a proposal to increase the minimum authorized number of directors to four and ratified the appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending December 31, 2001. Set forth below are the number of votes cast for, against or abstain, as to each matter (there were no broker non-votes).

              (1) Election of Directors:

              Nominee                     For         Against       Abstain
              -------                     ---         -------      ---------
              Vincent C. Smith         67,245,840         0        8,997,122
              David M. Doyle           67,614,080         0        8,628,882
              Doran Machin             75,431,604         0          811,358
              Jerry Murdock, Jr.       75,996,057         0          246,905
              Raymond J. Lane          75,965,464         0          277,498

              (2) Increase to minimum number of authorized Directors:

                               For              Against          Abstain
                               ---              -------          -------
                            75,355,720          883,173           4,069


              (3) Ratification of Appointment of Deloitte & Touche LLP:

                               For              Against          Abstain
                               ---              -------          -------
                            76,233,243           5,015            4,704


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a)    EXHIBITS

               3.4    Certificate of Amendment of Bylaws

        (b)    REPORTS ON FORM 8-K

               None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         QUEST SOFTWARE, INC.



August 14, 2001                          /s/ M. Brinkley Morse
                                         ------------------------------------
                                         M. Brinkley Morse
                                         Vice President, Finance and Operations

                                 EXHIBIT INDEX

EXHIBIT                  DESCRIPTION
-------                  -----------
  3.4                    Certificate of Amendment of Bylaws.
