Form 10-Q
period 2001-09-30
QUEST SOFTWARE INC
filed 2001-11-14
CIK 1088033

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

                                ----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          FOR THE TRANSITION PERIOD FROM ______________ TO ____________


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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the Registrant's Common Stock, no par value, as of November 2, 2001 was 89,271,842.

================================================================================

                              QUEST SOFTWARE, INC.

                                    FORM 10-Q

                                      INDEX


                                                                                                PAGE
                                                                                               NUMBER
                                                                                               ------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets as of December 31, 2000 and September 30,
              2001 (unaudited)..............................................................      3

           Consolidated Statements of Operations for the Three and Nine Months Ended
              September 30, 2000 and 2001 (unaudited).......................................      4

           Consolidated Statements of Cash Flows for the Nine Months Ended
              September 30, 2000 and 2001 (unaudited).......................................      5

           Consolidated Statements of Comprehensive Operations for the Three and
              Nine Months Ended September 30, 2000 and 2001 (unaudited).....................      6

           Notes to Consolidated Financial Statements (unaudited)...........................      7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
              Operations....................................................................     13

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.......................     27

PART II.   OTHER INFORMATION

Item 4.    Exhibits and Reports on Form 8-K.................................................     28


Signatures..................................................................................     29

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                              QUEST SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                DECEMBER 31,   SEPTEMBER 30,
                                                                                   2000            2001
                                                                                ------------   -------------
                                                                                                (UNAUDITED)
Current assets:
    Cash and cash equivalents                                                    $  25,155       $  59,924
    Short-term marketable securities available for sale                              8,587          15,659
    Accounts receivable, net                                                        38,443          32,297
    Prepaid expenses and other current assets                                       11,390          10,944
    Income taxes receivable                                                          1,558              --
    Deferred income taxes                                                           14,833          14,354
                                                                                 ---------       ---------
       Total current assets                                                         99,966         133,178
Property and equipment, net                                                         46,840          58,154
Long-term marketable securities available for sale                                 118,084         118,291
Goodwill and purchased intangible assets, net                                      255,858         217,394
Deferred income taxes                                                                3,001           3,001
Other assets                                                                        10,423           9,568
                                                                                 ---------       ---------
       Total assets                                                              $ 534,172       $ 539,586
                                                                                 =========       =========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                             $   5,503       $   5,274
    Accrued compensation                                                             9,350          13,028
    Other accrued expenses                                                          22,491          18,698
    Income taxes payable                                                                --           2,348
    Deferred revenue                                                                32,052          46,137
                                                                                 ---------       ---------
       Total current liabilities                                                    69,396          85,485
Long-term liabilities and other                                                      6,422           5,358
Shareholders' equity:
    Preferred stock, no par value, 10,000 shares authorized; no shares
       issued or outstanding                                                            --              --
    Common stock, no par value, 150,000 shares authorized; 86,710 and
       88,782 issued and outstanding at December 31, 2000 and September 30,
       2001, respectively                                                          500,324         528,961
    Accumulated deficit                                                            (23,214)        (61,787)
    Accumulated other comprehensive income                                             132           1,371
    Notes receivable from sale of common stock                                     (18,888)        (19,802)
                                                                                 ---------       ---------
       Total shareholders' equity                                                  458,354         448,743
                                                                                 ---------       ---------
       Total liabilities and shareholders' equity                                $ 534,172       $ 539,586
                                                                                 =========       =========


        See accompanying notes to the consolidated financial statements.

                              QUEST SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                   SEPTEMBER 30,
                                                             ---------------------------      -------------------------
                                                                2000             2001            2000           2001
                                                             ----------       ----------      ---------       ---------
Revenues:
    Licenses                                                  $  34,036       $  37,584       $  84,459       $ 135,171
    Services                                                     10,086          18,755          25,043          51,142
                                                              ---------       ---------       ---------       ---------
        Total revenues                                           44,122          56,339         109,502         186,313
Cost of revenues:
    Licenses                                                        874             948           2,379           2,961
    Services                                                      2,911           4,616           7,034          13,105
    Amortization of purchased intangible assets                   1,244           1,894           3,002           5,834
                                                              ---------       ---------       ---------       ---------
        Total cost of revenues                                    5,029           7,458          12,415          21,900
                                                              ---------       ---------       ---------       ---------
Gross profit                                                     39,093          48,881          97,087         164,413
Operating expenses:
    Sales and marketing                                          20,581          29,593          51,457          91,675
    Research and development                                     11,118          15,262          27,820          44,649
    General and administrative                                    5,052           5,809          11,777          18,248
    Other compensation costs and intangible amortization         10,456          16,418          25,865          47,869
                                                              ---------       ---------       ---------       ---------
        Total operating expenses                                 47,207          67,082         116,919         202,441
                                                              ---------       ---------       ---------       ---------
Loss from operations                                             (8,114)        (18,201)        (19,832)        (38,028)
Other income, net                                                 3,680           2,654           8,317           6,143
Losses on equity investments                                          -               -               -          (1,465)
                                                              ---------       ---------       ---------       ---------
Loss before income taxes                                         (4,434)        (15,547)        (11,515)        (33,350)
Income tax provision (benefit)                                    1,825          (4,706)          4,838           5,223
                                                              ---------       ---------       ---------       ---------
Net loss                                                      $  (6,259)      $ (10,841)      $ (16,353)      $ (38,573)
                                                              =========       =========       =========       =========
Net loss per share:
    Basic and Diluted                                         $   (0.07)      $   (0.12)      $   (0.19)      $   (0.44)
                                                              =========       =========       =========       =========
Weighted average shares:
    Basic and Diluted                                            86,536          88,299          84,420          87,613



        See accompanying notes to the consolidated financial statements.

                              QUEST SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                              NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                          -------------------------
                                                                                             2000           2001
                                                                                          ---------       ---------
Cash flows from operating activities:
   Net loss                                                                               $ (16,353)      $ (38,573)
   Adjustments to reconcile net loss to net cash provided by operating activities:
        Depreciation and amortization                                                        28,020          55,996
        Compensation expense associated with stock option grants                              2,778           4,029
        Accrued interest receivable from shareholders                                          (313)           (914)
        Provision for bad debts                                                                   -             345
        Loss on equity investments                                                                -          (1,465)
        Changes in operating assets and liabilities, net of effects of acquisitions:
             Accounts receivable                                                             (3,514)          6,367
             Prepaid expenses and other current assets                                       (4,293)            540
             Deferred taxes                                                                      29               -
             Other assets                                                                    (2,516)          2,779
             Accounts payable                                                                 2,673            (270)
             Accrued compensation                                                             2,740           3,691
             Income taxes payable                                                             3,032           8,811
             Other accrued expenses                                                          (2,833)         (4,099)
             Other liabilities                                                                    -             603
             Deferred revenue                                                                 6,106          13,902
                                                                                          ---------       ---------
             Net cash provided by operating activities                                       15,556          51,742

Cash flows from investing activities:
   Purchases of property and equipment                                                      (35,489)        (19,435)
   Purchases of software licenses                                                            (1,265)         (1,150)
   Cash paid for acquisitions, net of cash acquired                                         (78,502)            114
   Purchases of marketable securities                                                      (291,895)       (136,807)
   Sales and maturities of marketable securities                                            128,532         130,766
                                                                                          ---------       ---------
             Net cash used by investing activities                                         (278,619)        (26,512)

Cash flows from financing activities:
   Repayment of notes payable                                                                (1,910)         (1,171)
   Repurchase of common stock                                                                   (33)              -
   Repayment of capital lease obligations                                                      (390)           (188)
   Proceeds from exercise of stock options                                                    3,449           5,432
   Proceeds from employee stock purchase plan                                                 3,438           5,593
   Proceeds from issuance of common stock, net                                              253,469               -
                                                                                          ---------       ---------
            Net cash provided by financing activities                                       258,023           9,666
Effect of exchange rate changes on cash and cash equivalents                                     72            (127)
                                                                                          ---------       ---------
Net (decrease) increase in cash and cash equivalents                                         (4,968)         34,769
Cash and cash equivalents, beginning of period                                               39,643          25,155
                                                                                          ---------       ---------
Cash and cash equivalents, end of period                                                  $  34,675       $  59,924
                                                                                          =========       =========
Supplemental disclosures of consolidated cash flow information:
   Cash paid for (received):
        Interest                                                                          $     137       $      81
                                                                                          =========       =========
        Income taxes, net of refunds                                                      $   1,709       $  (4,093)
                                                                                          =========       =========

Supplemental schedule of noncash investing and financing activities:
   Unrealized (loss) gain on available-for-sale securities                                $    (103)      $   1,239
                                                                                          =========       =========
   Tax benefit related to stock option exercises                                          $   4,547       $   4,965
                                                                                          =========       =========



        See accompanying notes to the consolidated financial statements.

                              QUEST SOFTWARE, INC.
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                                    -----------------------       -----------------------
                                                      2000           2001           2000           2001
                                                    --------       --------       --------       --------
Net loss                                            $ (6,259)      $(10,841)      $(16,353)      $(38,573)
Accumulated other comprehensive income (loss):
    Unrealized gain (loss) on available-
        for-sale securities                              412          1,280           (103)         1,239
                                                    --------       --------       --------       --------
Comprehensive loss                                  $ (5,847)      $ (9,561)      $(16,456)      $(37,334)
                                                    ========       ========       ========       ========



        See accompanying notes to the consolidated financial statements.

                              QUEST SOFTWARE, INC.
             NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements of Quest Software, Inc., a California corporation (the "Company" or "Quest"), as of September 30, 2001 and for the three and nine months ended September 30, 2000 and 2001 reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the quarter or full year ending December 31, 2001 or any other future period.

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

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. SFAS 141 also requires reclassification of certain other identifiable assets to a separate financial statement line to the extent they meet certain criteria. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

     In July 2001, the FASB issued Statement of Financial Accounting Standard No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, which is effective for the Company in January of 2002. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The Company will continue to assess its recorded goodwill and other intangible assets under current generally accepted accounting principles at each reporting period until the standard is adopted. The adoption of SFAS No. 142 in January of 2002 will substantially reduce charges to operations for goodwill amortization and change the method for determining impairment. The effect on the financial statements has not been determined. Currently, the Company's amortization of goodwill and other intangible assets is approximately $14.0 million per quarter.

      In August 2001, the FASB issued Statement of Financial Accounting Standard No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002. The Company has not yet determined what effect this statement will have on its financial statements.

      Also in August 2001, the FASB issued Statement of Financial Accounting Standard No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes FASB Statement No. 121,

                              QUEST SOFTWARE, INC.
       NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This new statement also supersedes certain aspects of Accounting Principles Board ("APB") 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions may qualify for discontinued operations treatment. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has not yet determined what effect this statement will have on its financial statements.

2.  ACQUISITIONS

     Actual results of operations of the companies acquired throughout fiscal 2000 and the company, RevealNet, Inc., acquired in fiscal 2001 are included in the consolidated financial statements from the dates of acquisition. The Company's financial results for the nine months ended September 30, 2001 include actual results of these acquisitions for the full period. The pro forma results of operations data for the same period of 2000 presented below assume that the acquisitions had been made at the beginning of fiscal 2000, and include amortization of goodwill and identified intangibles from that date. The pro forma data is presented for informational purposes only and is not necessarily indicative of the results of future operations nor of the actual results that would have been achieved had the acquisitions taken place at the beginning of fiscal 2000 (in thousands):

                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                     -------------------------------
                                                          2000             2001
                                                     --------------   --------------
                                                      (PRO FORMA)      (PRO FORMA)
      Revenues                                          $120,894         $187,751
      Net loss                                           (48,888)         (38,809)
      Net loss per share - basic and diluted            $  (0.58)        $  (0.44)

3.  OTHER COMPENSATION COSTS

     The Company records compensation expense for options to purchase the Company's common stock granted with an exercise price below fair market value. The expense equals the difference between the fair market value of the Company's common stock on the grant date and the exercise price of the stock options and is recognized ratably over the vesting period of the stock options, currently four to five years. The following table shows the allocation to Cost of Services Revenues, Sales and Marketing, Research and Development and General and Administrative expenses of such costs based on the related headcount (in thousands):

                              QUEST SOFTWARE, INC.
       NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS (Continued)




                                          AS REPORTED  ALLOCATION    PRO FORMA
                                          -----------  ----------    ---------
Three months ended September 30, 2000
Cost of services revenues                   $ 2,911      $    72      $ 2,983
Sales and marketing                          20,581          456       21,037
Research and development                     11,118          600       11,718
General and administrative                    5,052           72        5,124

Three months ended September 30, 2001
Cost of services revenues                   $ 4,616      $    59      $ 4,675
Sales and marketing                          29,593          439       30,032
Research and development                     15,262          381       15,643
General and administrative                    5,809           98        5,907

Nine months ended September 30, 2000
Cost of services revenues                   $ 7,034      $   167      $ 7,201
Sales and marketing                          51,457        1,000       52,457
Research and development                     27,820        1,417       29,237
General and administrative                   11,777          195       11,972

Nine months ended September 30, 2001
Cost of services revenues                   $13,105      $   161      $13,266
Sales and marketing                          91,675        1,249       92,924
Research and development                     44,649        1,209       45,858
General and administrative                   18,248        1,410       19,658


4.  NET LOSS PER SHARE

     The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other common stock equivalents, including stock options, in the weighted average number of common shares outstanding for a period if the effect of such inclusion would be dilutive.

                              QUEST SOFTWARE, INC.
       NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS (Continued)



     During the three and nine months ended September 30, 2000 and 2001, there is no difference between basic and diluted earnings per share as inclusion of common stock equivalents (stock options) would have been anti-dilutive. The dilutive effect of stock options would have been 3,859 and 4,211 shares for the three and nine months ended September 30, 2001, respectively, compared to 5,784 and 5,875 shares for the same periods of 2000.

5.  SHAREHOLDERS' EQUITY

     Under the Company's Employee Stock Purchase Plan approximately 94,000 shares of common stock were issued in January 2001 at a price of $31.82 per share and approximately 109,000 shares of common stock were issued in July 2001 at a price of $23.86 per share.

     In December 2000, the Board of Directors authorized a share repurchase program under which the Company may repurchase up to 2.0 million shares from time to time in open market or private transactions. As of September 30, 2001, the Company had repurchased 1.7 million shares for approximately $57.4 million. In October 2001, the Board of Directors increased the total number of shares authorized for repurchase under this program to 5.0 million.

6.  STOCK OPTION PLANS

     The following table summarizes information about stock options outstanding as of September 30, 2001 (in thousands, except for per share data):

                                                                  NUMBER OF OPTIONS
                                   NUMBER OF   WEIGHTED AVERAGE   EXERCISABLE AS OF
                                    SHARES      EXERCISE PRICE    SEPTEMBER 30, 2001
                                   ---------   ----------------   ------------------
Balance at December 31, 2000        10,641       $   12.72
     Granted                         5,398           16.09
     Exercised                      (1,372)           4.33
     Canceled                       (1,817)          19.19
                                   -------
Balance at September 30, 2001       12,850       $   14.12               2,664
                                   =======

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

                              QUEST SOFTWARE, INC.
       NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     Operating segment data for the three and nine months ended September 30, 2000 and 2001 were as follows (in thousands):


                                           LICENSES      SERVICES        TOTAL
                                           --------      --------      ---------
Three months ended September 30, 2000
    Revenues                               $ 34,036      $ 10,086      $ 44,122
    Cost of Revenues                          2,118         2,911         5,029
                                           --------      --------      --------
       Gross profit                        $ 31,918      $  7,175      $ 39,093
                                           ========      ========      ========

Three months ended September 30, 2001
    Revenues                               $ 37,584      $ 18,755      $ 56,339
    Cost of Revenues                          2,842         4,616         7,458
                                           --------      --------      --------
       Gross profit                        $ 34,742      $ 14,139      $ 48,881
                                           ========      ========      ========

Nine months ended September 30, 2000
    Revenues                               $ 84,459      $ 25,043      $109,502
    Cost of Revenues                          5,381         7,034        12,415
                                           --------      --------      --------
       Gross profit                        $ 79,078      $ 18,009      $ 97,087
                                           ========      ========      ========

Nine months ended September 30, 2001
    Revenues                               $135,171      $ 51,142      $186,313
    Cost of Revenues                          8,795        13,105        21,900
                                           --------      --------      --------
       Gross profit                        $126,376      $ 38,037      $164,413
                                           ========      ========      ========


     Revenues are attributed to geographic areas based on the location of the entity from which the products or services were sold. Revenues, gross profit, loss from operations and long-lived assets concerning principal geographic areas in which the Company operates for the three and nine months ended September 30, 2000 and 2001, respectively, were as follows (in thousands):

                              QUEST SOFTWARE, INC.
       NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                              NORTH                       OTHER
                                            AMERICA(1)     EUROPE     INTERNATIONAL     TOTAL
                                           -----------     -------    -------------   ---------
Three months ended September 30, 2000
    Revenues                                $ 37,043       $ 6,543       $   536      $ 44,122
    Gross profit                              34,981         3,822           290        39,093
    Loss from operations                      (5,983)         (197)       (1,934)       (8,114)
    Long-lived assets                        300,876         1,138         3,079       305,093

Three months ended September 30, 2001
    Revenues                                $ 44,042       $10,869       $ 1,428      $ 56,339
    Gross profit                              39,627         8,330           924        48,881
    Loss from operations                     (14,949)         (159)       (3,093)      (18,201)
    Long-lived assets                        270,756         2,604         2,917       276,277

Nine months ended September 30, 2000
    Revenues                                $ 91,417       $16,222       $ 1,863      $109,502
    Gross profit                              87,514         8,813           760        97,087
    Loss from operations                     (14,651)         (256)       (4,925)      (19,832)
    Long-lived assets                        300,876         1,138         3,079       305,093

Nine months ended September 30, 2001
    Revenues                                $150,395       $31,775       $ 4,143      $186,313
    Gross profit                             142,148        20,085         2,180       164,413
    Loss from operations                     (24,240)       (4,033)       (9,755)      (38,028)
    Long-lived assets                        270,756         2,604         2,917       276,277

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

     The Company has certain other minority equity investments in non-publicly traded companies. These investments are included in other assets on the Company's consolidated balance sheet at September 30, 2001 and are carried at cost. The Company monitors these investments for impairment and as a result recorded a write-down of $1.5 million in June 2001. The Company does not believe that any further impairment exists for the three months ended September 30, 2001 and has not recorded any additional impairment charges.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this report, including statements regarding our business strategies, operations, financial conditions and prospects, are forward-looking statements. Use of the words "believe," "expect," "anticipate," "will," "contemplate," "would" and similar expressions that contemplate future events may identify forward-looking statements. Numerous important factors, risks and uncertainties affect our operations and could cause actual results to differ materially from those expressed or implied by these or any other forward-looking statements made by us or on our behalf. Readers are urged to carefully review and consider the various disclosures made in this report, including those described under "Risk Factors," and in our Annual Report on Form 10-K for the year ended December 31, 2000 and other filings with the SEC, that attempt to advise interested parties of certain risks and factors that may affect our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management's opinions only as of the date thereof. We do not assume any obligation to revise or update forward-looking statements.

OVERVIEW

     We provide application management software solutions that enhance our customers' return on IT investment dollars by maximizing the availability, performance and manageability of business critical applications and their underlying components and by improving the cost effectiveness of a customers information technology investments, including personnel, software and hardware. Each of our product families consists of an integrated suite of software tools that enable personnel to manage and administer complex database systems and business applications, both packaged and custom developed. These applications include ERP (enterprise resource planning) systems, CRM (customer relationship management) systems, B2B (business to business) e-commerce systems, corporate messaging and Internet applications. We enable organizations to leverage IT infrastructure investments by maximizing the performance and availability of enterprise applications with solutions for High Availability, Application Monitoring, Database Management, SQL Development, and Report Management. We also have an integrated product suite directed at managing Microsoft 2000 and Exchange environments.

     We derive our revenues primarily from the sale of software licenses and related annual maintenance fees. Pricing of our software licenses is generally either server-based or, for our SQL development and report management tools, user-based. Services consist primarily of annual maintenance contracts for technical support and product enhancements, and consulting services.

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

RESULTS OF OPERATIONS

The following table sets forth certain consolidated statements of operations data as a percentage of total revenues, except as indicated:



                                                      THREE MONTHS ENDED   NINE MONTHS ENDED
                                                         SEPTEMBER 30,        SEPTEMBER 30,
                                                      ------------------   -----------------
                                                       2000       2001      2000       2001
                                                      -----      -----     ------     ------

Revenues:
   Licenses                                            77.1%      66.7%     77.1%      72.6%
   Services                                            22.9       33.3      22.9       27.4
                                                      -----      -----     -----      -----
       Total revenues                                 100.0      100.0     100.0      100.0
Cost of revenues:
   Licenses                                             2.0        1.7       2.2        1.6
   Services                                             6.6        8.2       6.4        7.0
   Amortization of purchased intangible assets          2.8        3.4       2.7        3.1
                                                      -----      -----     -----      -----
       Total cost of revenues                          11.4       13.3      11.3       11.7
                                                      -----      -----     -----      -----
Gross profit                                           88.6       86.7      88.7       88.3
Operating expenses:
   Sales and marketing                                 46.6       52.5      47.0       49.2
   Research and development                            25.2       27.1      25.4       24.0
   General and administrative                          11.5       10.3      10.8        9.8
   Other compensation costs
      and intangible amortization                      23.7       29.1      23.6       25.7
                                                      -----      -----     -----      -----
       Total operating expenses                       107.0      119.0     106.8      108.7
                                                      -----      -----     -----      -----
Loss from operations                                  (18.4)     (32.3)    (18.1)     (20.4)
Other income, net                                       8.3        4.7       7.6        3.3
Losses on equity investments                              -          -         -       (0.8)
                                                      -----      -----     -----      -----
Loss before income taxes                              (10.1)     (27.6)    (10.5)     (17.9)
Income tax provision (benefit)                          4.1       (8.4)      4.4        2.8
                                                      -----      -----     -----      -----
Net loss                                              (14.2)%    (19.2)%   (14.9)%    (20.7)%
                                                      =====      =====     =====      =====

As a percentage of related revenues:
      Cost of licenses                                  2.6%       2.5%      2.9%       2.2%
      Cost of services                                 28.9%      24.6%     27.9%      25.5%

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001

REVENUES

     Total revenues for the three and nine months ended September 30, 2001 were $56.3 million and $186.3 million, respectively, an increase of 27.7% and 70.1% from the comparable periods of 2000. Revenues outside of North America for the three and nine months ended September 30, 2001 were $12.3 million and $35.9 million, respectively, an increase of 73.7% and 98.6% from the comparable periods of 2000.

   Licenses

   License revenues for the three and nine months ended September 30, 2001 were $37.6 million and $135.2 million, respectively, an increase of 10.4% and 60.0% from the comparable periods of 2000. License revenues represented 66.7% and

2.6% of total revenues for the three and nine months ended September 30, 2001, respectively, compared to 77.1% of total revenues for the same periods of 2000. Licenses outside of North America accounted for 25.3% and 21.1% of total licenses for the three and nine months ended September 30, 2001, respectively, compared to 16.6% and 17.4% for the same periods in 2000. The increases in licenses during the three and nine month periods ended September 30, 2001 were due to expansion of our worldwide sales force, as well as increased market acceptance of our software products and availability of new products relative to the comparable periods of 2000. New products include Quest Central for DB2 and a variety of products for the Microsoft Windows, as well as the LiveReorg and SQLab Vision products for Oracle. Our license revenues for the three months ended September 30, 2001 were less than originally anticipated by market analysts, in large part due to reluctance by certain customers to complete large license transactions in the wake of business uncertainty following the September 11, 2001 terrorist attacks. We cannot predict what continuing effects these events, in conjunction with a weakening economic environment, may have on our revenues in future quarters.

   Services

     Services for the three and nine months ended September 30, 2001 were $18.8 million and $51.1 million, respectively, an increase of 86.0% and 104.2% from the comparable periods of 2000. Services revenues represented 33.3% and 27.4% of total revenues for the three and nine months ended September 30, 2001, respectively, compared to 22.9% for the same periods of 2000. Services revenues outside of North America accounted for 14.9% and 14.5% of total services for the three and nine months ended September 30, 2001, respectively, compared to 14.0% and 13.7% for the same periods in 2000. The increases in services during the three and nine month periods ended September 30, 2001 reflect an increase in the number of software licenses sold with maintenance agreements and renewals of maintenance agreements on an expanding installed base of products, and, to a significantly lesser extent, the increase in consulting and training services performed for customers.

COST OF REVENUES

   Cost of Licenses

     Cost of licenses includes amortization of software licenses, product media, printing and duplication costs and product royalties. Cost of licenses was $0.9 million and $3.0 million for the three and nine months ended September 30, 2001, respectively, versus $0.9 million and $2.4 million in the comparable periods of 2000. Cost of licenses as a percentage of license revenues were 2.5% and 2.2% for the three and nine months ended September 30, 2001, respectively, compared to 2.6% and 2.9% for the same periods in 2000. The dollar cost increase in cost of licenses was principally the result of increases in royalties resulting from the growth in sales of related products, partially offset by a decrease in printing and duplication costs. The improvement in gross margin resulted from increased license revenues without a corresponding increase in amortization of acquired software licenses, which does not vary by the number of licenses sold.

   Cost of Services

     Cost of services includes salaries and related costs for customer support and consulting personnel. Cost of services for the three and nine months ended September 30, 2001 was $4.6 million and $13.1 million, respectively, versus $2.9 million and $7.0 million for the comparable periods of 2000. Cost of services as a percentage of services revenues was 24.6% and 25.5% for the three and nine months ended September 30, 2001, respectively, compared to 28.9% and 27.9% for the same periods in 2000. The dollar cost increase in cost of services is primarily due to the increase in the number of technical support personnel required to manage and support our growing customer base as well as increased product offerings. The improvement in gross margin resulted from a larger installed base of customers and renewable maintenance, without an associated increase in head count to facilitate expanded operations. Our gross margin on services revenues could fluctuate on a quarterly basis in the future, reflecting the timing differences between increasing our organizational investments and the corresponding revenue growth that we expect as a result.

   Amortization of Purchased Intangible Assets

     Amortization of purchased intangible assets was $1.9 million and $5.8 million during the three and nine months ended September 30, 2001, respectively, versus $1.2 million and $3.0 million in the same periods of 2000. This increase was due entirely to amortization of technology purchased as part of the acquisitions made during the third quarter of 2000. The useful lives of the technology acquired range from one to three years, and we expect the amortization to be at least $1.0 million over the next eight quarters.

OPERATING EXPENSES

   Sales and Marketing

     Sales and marketing expenses consist primarily of salaries, sales commissions benefits, recruiting costs, trade shows, travel and entertainment and other marketing communications costs such as advertising and promotion. Sales and marketing expenses were $29.6 million and $91.7 million for the three and nine months ended September 30, 2001, respectively, versus $20.6 million and $51.5 million for the comparable periods of 2000, representing increases of 43.8% and 78.2%, respectively. Sales and marketing expenses as a percentage of total revenues were 52.5% and 49.2% for the three and nine months ended September 30, 2001, respectively, compared to 46.6% and 47.0% in the same periods of 2000. The increases reflect our investment in our sales and marketing organization. In particular, sales and marketing employees increased from 509 as of September 30, 2000 to 718 as of September 30, 2001, an increase of 41.1%. The increase in expenses as a percentage of total revenue for the three months ended September 30, 2001 compared to the same period in 2000 is due to sequentially lower license revenues in the quarter.

   Research and Development

     Research and development expenses consist primarily of salaries and benefits for software developers, software product managers, quality assurance and technical documentation personnel, and of payments made to outside software development contractors. Research and development expenses were $15.3 million and $44.6 million for the three and nine months ended September 30, 2001, respectively, versus $11.1 million and $27.8 million in the same periods of 2000, representing increases of 37.3% and 60.5%, respectively. These expenses as a percentage of total revenues were 27.1% and 24.0% for the three and nine months ended September 30, 2001, respectively, compared to 25.2% and 25.4% in the same periods of 2000. The increase in research and development expenses was primarily due to increases in the number of software developers, technical documentation and quality assurance personnel. Research and development headcount increased from 470 as of September 30, 2000 to 617 as of September 30, 2001, an increase of 31.3%. The increase in expenses as a percentage of total revenue for the three months ended September 30, 2001 compared to the same period in 2000 is due to sequentially decreased license revenues. We believe significant expenditures in research and development are required to remain competitive, and expect that research and development expenses will continue to represent 20-25% of total revenues.

     In the development of new products and enhancements of existing products, the technological feasibility of the software is not established until substantially all product development is complete. Historically, our software development costs eligible for capitalization have been insignificant, and all costs related to internal research and development have been expensed as incurred.

   General and Administrative

     General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, administrative and information services personnel. General and administrative expenses were $5.8 million and $18.2 million for the three and nine months ended September 30, 2001, respectively, versus $5.1 million and $11.8 million in the same periods of 2000, representing increases of 15.0% and 54.9%, respectively. These expenses as a percentage of total revenues were 10.3% and 9.8% for the three and nine months ended September 30, 2001, respectively, compared to 11.5% and 10.8% in the same periods of 2000. The increase in general and administrative expenses was primarily due to the increase in headcount to support our growing infrastructure and expanding operations. General and administrative expenses are decreasing as a percentage of revenues, primarily because associated headcount is growing more slowly than revenues.

   Other Compensation Costs and Intangible Amortization

     Other compensation costs and intangible amortization include compensation expense associated with the issuance (primarily in 1999) of stock options below fair market value and the amortization of goodwill and other intangible assets associated with acquisitions. These costs totaled $16.4 million and $47.9 million for the three and nine months ended September 30, 2001, respectively, compared to $10.5 million and $25.9 million in the same periods of 2000. These expenses as a percentage of total revenues were 29.1% and 25.7% for the three and nine months ended September 30, 2001, respectively, compared to 23.7% and 23.6% in the same periods of 2000. The increase in these costs was due to the acquisitions made during the third quarter of 2000 and 2001. The adoption of SFAS No. 142 in January of 2002 will substantially reduce charges to operations for goodwill amortization and change the method for determining impairment. The effect on the financial statements has not been determined. Currently, the Company's amortization of goodwill and other intangible assets is approximately $14.0 million per quarter. The Company will continue to monitor goodwill for impairment through the end of the fiscal year.

OTHER INCOME, NET

     Other income, net was $2.7 million and $6.1 million for the three and nine months ended September 30, 2001, respectively, compared to $3.7 million and $8.3 million for the same periods of 2000, representing a decrease of 27.9% and 26.1%, respectively. The decrease is due primarily to less interest income earned in the three months ended September 30, 2001 versus the same period in 2000. The decrease in interest earned is a result of declining interest rates and reductions in cash balances by cash used in acquisitions and the stock repurchases made in December 2000. The average interest rates of our investments are summarized under "Item 3: Quantitative and Qualitative Disclosures About Market Risks -- Interest Rate Risk" below. We expect these average interest rates to come down significantly given the current historically low interest rate environment. Other income, net in the September quarter included a foreign currency benefit of $0.5 million.

LOSSES ON EQUITY INVESTMENTS

     During the second quarter of 2001 we wrote down the carrying value of certain equity investments by $1.5 million to reflect their estimated fair value. Based on the Company's most recent analysis, no additional impairment exists as of September 30, 2001.

INCOME TAXES

     Income tax provision (benefit) for the three and nine months ended September 30, 2001 was $(4.7) million and $5.2 million, respectively, compared with $1.8 million and $4.8 million for the same periods of 2000, representing effective rates of 30.3% and (15.7)%, for the three and nine months ended September 30, 2001, respectively, compared to (41.1)% and (42.0)% in the same periods of 2000. The estimated annual effective rate for 2001 decreased from 55.8% in the second quarter to 15.7% in the third quarter resulting in a tax (benefit) in the third quarter. The decrease in the estimated annual effective rate is due primarily to lower operating income.

INFLATION

     Inflation has not had a significant effect on our results of operations or financial position for the three and nine months ended September 30, 2001 or the comparable periods of 2000.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our business, to date, primarily from cash generated by our operations, net proceeds of $64.9 million from our initial public offering in August 1999, and net proceeds of $253.5 million from our secondary offering in March 2000. Our sources of liquidity as of September 30, 2001 consisted principally of cash and cash equivalents of $59.9 million and $134.0 million in short- and long-term high grade corporate and government marketable securities.

     Net cash provided by operating activities was $15.6 million and $51.7 million for the nine months ended September 30, 2000 and 2001, respectively. The increase in 2001 is primarily due to higher net income and higher non-cash depreciation and amortization expenses as a result of increased amortization of goodwill and other intangible assets, which increased by $28.0 million, or 97.5%, over the comparable period of 2000. A tax refund of $4.6 million, increases in deferred revenue, accounts receivable and income taxes payable, offset by net losses also contributed to the increase in 2001.

     Investing activities used $278.6 million and $26.5 million during the nine months ended September 30, 2000 and 2001, respectively. The decrease in 2001 is due to purchases of marketable securities made in March of 2000 as a result of our secondary public offering as well as acquisitions made during the first and second quarter of 2000 with dissimilar activity in 2001.

     Financing activities provided $258.0 million and $9.7 million for the nine months ended September 30, 2000 and 2001, respectively. The decrease is primarily due to proceeds of $253.5 million received from the secondary public offering in March 2000. Offsetting this decrease were increases in proceeds from the exercise of stock options and our employee stock purchase plan during 2001.

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

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS 141 also requires reclassification of certain other identifiable assets to a separate financial statement line to the extent they meet certain criteria. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for the Company in January of 2002. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The Company will continue to assess its recorded goodwill and other intangible assets under current generally accepted accounting principles at each reporting period until the standard is adopted. The adoption of SFAS No. 142 in January of 2002 will substantially reduce charges to operations for goodwill amortization and change the method for determining impairment. The effect on the financial statements has not been determined. Currently, the Company's amortization of goodwill and other intangible assets is approximately $14.0 million per quarter.

     In August 2001, the FASB issued Statement of Financial Accounting Standard No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002. The Company has not yet determined what effect this statement will have on its financial statements.

      Also in August 2001, the FASB issued Statement of Financial Accounting Standard No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This new statement also supersedes certain aspects of Accounting Principles Board ("APB") 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions may qualify for discontinued operations treatment. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has not yet determined what effect his statement will have on its financial statements.

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

     - exposure to general economic conditions and reductions in corporate IT spending;

     - changes in our level of operating expenses and our ability to control costs;

     - our ability to attain market acceptance of new products and services and enhancements to our existing products;

     - changes in our pricing policies or the pricing policies of our competitors;

     - the relative growth rates of competing operating system, database and application platforms;

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

THE SIZE AND TIMING OF OUR CUSTOMER ORDERS MAY VARY SIGNIFICANTLY FROM QUARTER TO QUARTER WHICH COULD CAUSE FLUCTUATIONS IN OUR REVENUES AND OPERATING RESULTS

     Our license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. Our revenues in a given quarter could be adversely affected if we are unable to complete one or more large license agreements, or if the contract terms were to prevent us from recognizing revenue during that quarter. The sales cycles for certain of our software products, such as Vista Plus and SharePlex, can last from three to nine months and often require pre-purchase evaluation periods and customer education. Also, we have often booked a large amount of our sales in the last month or weeks of each quarter and delays in the closing of sales near the end of a quarter could cause quarterly revenue to fall short of anticipated levels. Finally, while a portion of our revenues each quarter is recognized from previously deferred revenue, our quarterly performance will depend primarily upon entering into new contracts to generate revenues for that quarter. These factors may cause significant periodic variation in our license revenues. In addition, we incur or commit to operating expenses based on anticipated revenue levels, and generally do not know whether revenues in any quarter will meet expectations until the end of that quarter. Accordingly, if our revenue growth rates slow or our revenues decline, our operating results could be seriously impaired because many of our expenses are relatively fixed in nature and cannot be easily or quickly changed.

GENERAL ECONOMIC CONDITIONS AND REDUCTIONS IN CORPORATE IT SPENDING MAY CONTINUE TO AFFECT REVENUE GROWTH RATES AND IMPACT OUR BUSINESS

    Our business and operating results are subject to the effects of changes in general economic conditions. Recent unfavorable economic conditions have resulted in reduced corporate IT spending in the industries that we serve and a softening of demand for computer software, not only in the database and application market segments we support but also in the product segment in which we compete. In addition, recent terrorist attacks upon the United States have added or exacerbated economic, political and other uncertainties. If these economic conditions do not improve, or we experience continued deterioration in general economic conditions or reduced corporate IT spending, our business and operating results could be adversely impacted.

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

     In addition, because our international subsidiaries generally conduct business in the currency of the country in which they operate, our exposure to exchange rate fluctuations, which are outside of our control, will increase as our international operations expand. We have not yet entered into any hedging transactions to mitigate exposure to foreign currency fluctuations.

     Operating in international markets also requires significant management attention and financial resources and will place additional burdens on our management, administrative, operational and financial infrastructure. We cannot be certain that our investments in establishing facilities in other countries will produce desired levels of revenue or profitability. In addition, we have sold our products internationally for only a few years and we have limited experience in developing localized versions of our products and marketing and distributing them internationally.

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

WE MAY NOT BE ABLE TO ATTRACT AND RETAIN PERSONNEL

     Our future success depends on the continued service of our executive officers and other key administrative, sales and marketing and support personnel, many of whom have recently joined our company. In addition, the success of our business is substantially dependent on the services of our Chief Executive Officer and other executive officers. There has in the past been and there may in the future be a shortage of personnel that possess the technical background necessary to sell, support and develop our products effectively. Competition for skilled personnel is intense, and we may not be able to attract, assimilate or retain highly qualified personnel in the future. Our business may not be able to grow if we cannot attract qualified personnel. Hiring qualified sales, marketing, administrative, research and development and customer support personnel is very competitive in our industry, particularly in Southern California where Quest is headquartered.

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

INTEREST RATE RISK

     Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We place our investments with high-quality issuers and, by policy, limit the amount of credit exposure to any one issuer other than the United States government and its agencies. Our investments in marketable securities consist primarily of high-grade government securities with maturities of less than three years. Investments purchased with an original maturity of three months or less are considered to be cash equivalents. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. At September 30, 2001, the net gain on available-for-sale securities of $1.4 million comprised 30 positions, of which all 30 carry unrealized gains.

     The following table provides information about our investment portfolio at September 30, 2001 (dollars in thousands):

                                                          BALANCE   AVERAGE RATE
                                                          -------   ------------
Cash and cash equivalents                                  35,726       4.32%
Short-term marketable securities, available for sale       15,659       6.69%
Long-term marketable securities, available for sale       118,291       5.15%
Total portfolio                                           169,676       5.12%

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

                                     PART II

                                OTHER INFORMATION

ITEM 4: EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

         None

     (b) REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    QUEST SOFTWARE, INC.

November 14, 2001                   /s/ M. BRINKLEY MORSE
                                    --------------------------------------
                                    M. Brinkley Morse
                                    Vice President, Finance and Operations

                                    /s/ KEVIN E. BROOKS
                                    --------------------------------------
                                    Kevin E. Brooks
                                    Principal Accounting Officer