Form 10-K405
period 2001-12-31
QUEST SOFTWARE INC
filed 2002-04-01
CIK 1088033

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________ to ____________ .

Commission File No. 000-26937

QUEST SOFTWARE, INC.

(Exact Name of Registrant as Specified in its Charter)

California (State or Other Jurisdiction of Incorporation or Organization)	33-0231678 (I.R.S. Employer Identification No.)

8001 Irvine Center Drive Irvine, California (Address of Principal Executive Offices)	92618 (Zip Code)

Registrant’s Telephone Number, Including Area Code:  (949) 754-8000

Securities Registered Pursuant to Section 12(b) of the Act:   None

Securities Registered Pursuant to Section 12(g) of the Act:  Common Stock

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes     No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         As of March 13, 2002, 89,735,502 shares of the Registrant’s Common Stock were outstanding. The aggregate market value of the common stock held by nonaffiliates of the Registrant as of March 13, 2002 was approximately $737.4 million.

Documents Incorporated by Reference

         Portions of the Registrant’s definitive proxy statement, to be delivered to shareholders in connection with the Registrant’s 2002 Annual Meeting of Shareholders, are incorporated by reference into Part III of this Report.

i

Forward-Looking Information

         Some of the matters discussed under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include or may include forward-looking statements within the meaning of the federal securities laws. We have based these forward-looking statements on currently available information and our current beliefs, expectations and projections about future events. All forward-looking statements contained herein are subject to numerous risks and uncertainties. Our actual results and the timing of certain events could differ materially from those projected in the forward looking statements due to a number of factors discussed under the heading “Risk Factors” in this Report and in our other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should the underlying estimates or assumptions prove incorrect, actual results or outcomes may vary significantly from those suggested by forward looking information.

PART I

Item 1.  Business

Overview

         Quest Software is a leading developer and vendor of application and database management software products. We also provide support and maintenance services for our products as well as post-sale consulting services. Our products improve, in many cases dramatically, the quality of service provided by our customers’ key software applications. Many of our products also significantly reduce our customers’ capital and operating expenses associated with these systems by minimizing hardware, software and/or personnel costs.

         Over the last ten years, large and medium-sized enterprises have widely implemented packaged applications for financial reporting, enterprise resource planning (“ERP”), supply chain management, human resources, customer relationship management (“CRM”), e-mail and other critical functions. Quest’s application management products support the packaged applications from many of the leading vendors – SAP, Siebel, PeopleSoft and Oracle. Many enterprises also continue to run and deploy internally developed applications. Both packaged and internally developed applications require a database system such as Oracle, Microsoft SQL Server or IBM’s DB2 to store, access and organize the applications’ data. Our products support all three leading databases. These database systems are in many cases the most complex components of the application infrastructure and, as the sole repositories of irreplaceable enterprise data, the most important.

         In addition to products for application and database management, we provide products for management of the Microsoft Windows operating environment. In furtherance of these efforts, we acquired Fastlane Technologies, Inc. in September 2000. Fastlane's solutions include products for migration to and management of Windows 2000 with a focus on its Active Directory distributed management system.

         Our strategy is to target high value, widely adopted software platforms and to build world-class development expertise for those domains. This approach has enabled Quest to establish market leadership as a provider of products and solutions for Oracle databases. We invest heavily in our product engineering capabilities, which we believe provides competitive differentiation and is a key to long-term success. In building our products, we stress ease of deployment, ease of use and tangible, readily articulated customer benefits. We sell our products primarily via our direct sales channel, supplemented by indirect sales through systems integrators and value added resellers. We operate principally in North and South America, Europe and Australia.

         Quest is a California corporation incorporated in 1987. Our principal offices are located at 8001 Irvine Center Drive, Irvine, California 92618.

The Need for Application Management Solutions

         Application downtime or performance degradation can halt or greatly impede an enterprise’s daily operations. In most cases, these problems are attributable to software components. Our focus is on the operation and performance of applications and their underlying components in high stress deployments. Our product strategy is to provide best in class enterprise management solutions designed to ensure the availability, performance and recoverability of critical application services with rapid deployment of the management solution.

         An application is useless if it is not available to end-users. This criticality becomes increasingly acute as networked computing, fueled by the Internet, proliferates. Customers and employees require and expect full time access to a company’s IT systems. Since the emergence of e-business has allowed consumers to directly communicate with an organization’s internal systems, it is more important than ever before to maximize application performance and minimize downtime. Furthermore, as e-business, ERP, CRM and other applications are deployed to a wider audience, rapid and unpredictable spikes in the number of users can dramatically increase the likelihood of performance degradation and system failure. A user’s ability to access information is linked to the performance and reliability of the underlying application. Historically, organizations have relied on a combination of manual processes and a heterogeneous assortment of software tools to manage the performance and reliability of their application infrastructure to ensure the distribution of information throughout the enterprise. However, the requirements of today’s IT systems have stretched the capabilities of these traditional solutions.

         While internet-based internal and external applications remain important, enterprises are re-focusing their IT projects back to improving the service levels and reliability of their existing core systems. For business critical databases and applications, many of our products are relevant to these efforts. In many cases, our products increase the cost effectiveness of existing investments in software, computer hardware, storage systems and/or IT personnel. Our application performance management solutions such as the Foglight and Spotlight products discussed below enable IT organizations to monitor and manage the application service levels they provide to internal and external end-users.

         Enterprises must also contend with the demands of ever increasing data. One recent survey projects that the amount of information stored electronically will double in the next three years. Much of this data is stored in database management systems such as Oracle, DB2 and Microsoft SQL server. These trends create demand for our database tools that can improve the utilization and reliability of large-scale databases and of the developers and database administrators and other personnel responsible for application reliability and performance.

The Quest Solutions

         One of the most significant benefits afforded by Quest solutions derives from their ease of use and implementation. Software that is difficult to implement or use often does not deliver the value promised. A primary design goal for Quest products is to provide a quick return on investment. We believe our products can, in many cases, allow for more efficient and productive use of employee and IT resources.

Important characteristics of our products include:

Maximization of Customers’ Investments in Existing Technology. We enable organizations to enhance the capabilities and extend the benefits of their existing information technology infrastructure. Our products enable existing enterprise and custom applications to reach throughout and beyond the enterprise without requiring re-engineering. Additionally, we enable our customers to improve the reliability and performance of existing information technology infrastructure to cost-effectively and predictability support the increasing number of users and large volumes of transactions required by today’s e-business applications.

Ease of Deployment and Use. Our products are easy to deploy and use, thereby minimizing implementation, training and support costs. We attempt to design our products to be installed quickly by the customer, typically without the need for on-site assistance. Our products contain specific integration modules for SAP R/3, PeopleSoft and Oracle Financials, enabling rapid deployment in these environments, minimizing the need for customization and reducing ongoing maintenance requirements.

Scalability. Our products are well-suited for large, enterprise-wide deployments. We attempt to design our products to effectively scale when implemented in large and rapidly expanding environments without compromising system performance. Our products support heterogeneous networks, manage large quantities of information and support thousands of users while at the same time minimizing the consumption of network and computing resources. Our Java user interfaces significantly reduce the need for client-side software management, effectively leveraging today’s wide deployment of Internet browser technology.

Exploitation of Web Technologies. Our products allow organizations to leverage the functionality and flexibility of the Internet to address the high-performance demands of e-business environments. Specifically, our products are designed to adapt to the varying bandwidth and response times encountered on the Internet with efficient and fault-tolerant architectures; often employ HTML or Java-based interfaces to deliver Web access to business information; and ensure the security and integrity of Web-based access to applications.

        Application Availability Products

         We offer products and solutions that enhance the reliability and performance of software applications by addressing known operational problems in the applications, databases, operating systems and other layers of the application stack. Types of benefits our products provide include:

•	Real-time replicating and reorganizing of Oracle databases. Real-time replication is required by customers who need to create and keep current a secondary copy of their transactional Oracle database for back-up and recovery purposes or to offload management information querying and reporting. Real-time reorganization allows a customer to perform required database reorganizations without incurring the system downtime that is otherwise necessary, resulting in improved performance and reduced storage utilization.

•	Monitoring and managing the availability and performance of databases and packaged applications including SAP, Oracle E-Business Suite, Siebel and Peoplesoft. Quest offers comprehensive tools for detecting, diagnosing and resolving database performance issues and bottlenecks in real-time. Quest offers Quest Central and other database management tools that automate many tedious, error prone and costly administrative tasks in production Oracle and DB2 environments. For service level management, our Foglight enterprise monitor tracks many performance characteristics of a SAP, Siebel, Oracle or Peoplesoft application and the databases and operating systems on which they run. Foglight will alert appropriate IT personnel of existing or threatened nonconforming operating conditions so that they can take preventative or corrective actions. Our series of complementary Spotlight diagnostic products allow IT personnel to drill down deeply into the many components of an application, database or other layer of the application stack to identify the root causes of a problem.

•	Enabling developers of applications running on Oracle databases to develop, test and deploy these applications much more productively and with much higher quality. Any major application running on an Oracle database, including pre-packaged applications, requires substantial customization both for initial deployment and ongoing iterative improvements to the system. Using the Quest PL/SQL development environments for Oracle, application and database developers can design and develop queries, test and analyze their impact on a production system, deploy the new code and manage changes to the application and database over time.

•	Windows 2000 and Active Directory form a cornerstone of Microsoft's strategic direction. While the benefits of utilizing these technologies are extensive, the process of migrating to and managing Active Directory is highly complex. Our Fastlane products are designed to simplify the transition to Windows 2000 and allow system administrators to effectively and efficiently manage their network of Windows systems.

         Information Availability Products

         Our Vista Plus Information Availability products enable enterprises to deliver information internally and externally via the Internet to reach employees, customers and partners throughout large and geographically dispersed organizations. The capabilities of these products include:

•	Providing Internet access to enterprise information by a greater number of users, without any changes to existing or new applications;

•	Minimizing delays in publishing information;

•	Reducing manual printing and delivery costs associated with paper-based report distribution; and

•	Optimizing the storage and distribution of information by publishing information a single time from disparate applications to a centralized repository.

         Sales, Marketing and Distribution

         We market and sell our products and services worldwide primarily through our direct sales organization. At December 31, 2001, we had 351 direct sales representatives. We employ a field sales force that is deployed in major metropolitan areas and is organized into account teams consisting of a designated account manager and dedicated sales specialists for certain product lines. We also have a large telesales organization that concentrates on lower price point products such as our Oracle development tools. We supplement our direct sales organization with indirect sales channels such as resellers, value added resellers, and systems integrators. We also employ local resellers in certain international territories not covered by our local sales offices.

         We have opened sales offices in the major cities of the United States and Europe to facilitate close contact between current and potential customers and our field sales organization, which includes sales teams as well as pre- and post- sales technical consultants. At December 31, 2001, we had 44 sales offices including our headquarters offices in Irvine, California.

         Our sales and marketing approach is designed to help customers understand both the business and technical benefits of our products. Much of our sales activity involves free product trials for a limited period, typically 30 days, during which a customer can experience the benefits of our products. Pre-sales technical consultants assist our sales teams by conducting on-site proofs of concept and providing other in-depth technical services. We facilitate trial use of our products by making trial copies easily available on our website. Finally, we allow sales prospects full access to our customer support organization so that they can obtain an accurate view of the Quest customer experience. We believe this practice contributes in many cases to the purchase of our products.

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

         Our professional services organization complements our direct sales organization by providing customers with a full range of support services, including implementations, consulting services and training. We believe that professional services are important to customer satisfaction and the development of customer relationships.

Customer Service and Support

         A high level of customer service and support is critical to the successful marketing and sale of our products and the development of long-term customer relationships. We have a reputation for providing the highest level of customer support and believe this is a competitive differentiator. Enrollment in our support, maintenance and enhancement program is annual and entitles a customer to problem resolution services and to receive new versions of a product that include functional enhancements and forward compatibility with the database, application or other platform supported by the product. Annual maintenance, support and enhancement fees generally range from 20% to 25% of the initial purchase cost, depending on the product and the level of problem resolution support purchased. Customer support is provided domestically through our offices in Irvine and internationally through our offices in Europe and Canada.

Research and Development

         We believe that strong research and product development capabilities are essential to enhancing our core technologies and developing additional products that combine ease of use and enhance return on IT infrastructure investments. Highly innovative product design and strong product engineering are Quest hallmarks. We target ease of implementation and ease of use in designing our products. Our commitment to ongoing product development is reflected in our level of investment in research and development, which we believe is at the high end of the range for our peer companies. Research and development expenditures were $16.0 million, $39.7 million and $59.5 million for the years ended December 31, 1999, 2000 and 2001, respectively. We have actively recruited key software engineers and developers with expertise in the areas of Oracle technologies, Java, Microsoft development technologies, ERP and CRM systems, IBM database technologies and document management. Our engineers include several of the industry’s leading database management authorities. Complementing these individuals, our senior management has extensive background in applications and database management and monitoring and enterprise and system software industries.

Competition

         The market for application and information availability solutions is emerging rapidly, and, as a result, is intensely competitive and characterized by rapidly changing technology and evolving standards. We expect competition to continue to increase both from existing competitors and new market entrants. We believe that our ability to effectively compete depends on many factors, including:

•	the ease of use, performance, features, price and reliability of our products as compared to those of our competitors;

•	the value proposition of our products in terms of return on investment and/or reduced cost of ownership;

•	the timing and market acceptance of new products and enhancements to existing products developed by us and our competitors;

•	the quality of our customer support; and

•	the effectiveness of our sales and marketing efforts.

         We compete in some cases with the vendors of databases, applications and other systems that we manage; for example, Oracle provides various tools for managing its databases that are competitive with Quest offerings. In some cases these platform vendor-provided tools are bundled with the platform and in other cases they are separately chargeable products, albeit at significantly lower price points. The inclusion of the functionality of our software as standard features of the underlying database solution or application supported by our products or sale at much lower cost could erode our revenues, particularly if the competing products and features were of comparable capability to our products. Even if the functionality provided as standard features or lower costs by these system providers is more limited than that of our software, there can be no assurance that a significant number of customers would not elect to accept more limited functionality in lieu of our products. Moreover, there is substantial risk that the mere announcements of competing products or features by large competitors such as Oracle could result in the delay or cancellation of customer orders for our products in anticipation of the introduction of such new products or features.

         We also compete with other vendors of database, application and systems management tools. Public companies with whom we compete include:

•	the large, well established systems management vendors - IBM/Tivoli, Computer Associates and BMC Software;

•	smaller application and database management vendors such as Mercury Interactive, Embarcadero and Precise;

•	providers of Windows NT management and migration tools, such as NetIQ and BindView.

         Some of our competitors and potential competitors have greater name recognition, a larger installed customer base company-wide and significantly greater financial, technical, marketing, and other resources than we do. Competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can.

         Because there are relatively low barriers to entry in the software market, we may encounter additional competition as other established and emerging companies enter our field and introduce new products and technologies. Venture capitalists and others have funded numerous application, database and systems management companies over the last five years. Accordingly, it is likely that new competitors or alliances among current and new competitors will emerge and rapidly gain acceptance.

         There can be no assurance that we will be able to compete successfully against current and future competitors. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which could materially affect our business, operating results or financial condition.

Proprietary Rights

         Our success and ability to compete depend on our ability to develop and maintain the proprietary aspects of our technology. We rely on a combination of trademark, trade secret, copyright law and contractual restrictions to protect the proprietary aspects of our technology. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to signed or shrink-wrap license agreements, which impose restrictions on the licensee’s ability to utilize the software. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. We currently hold several trademark registrations and have numerous trademark applications in the United States and certain foreign countries.

Employees

         As of December 31, 2001, we employed 1,642 full-time employees, including 694 in sales and marketing, 597 in research and development, 109 in customer service and support and 185 in general and administrative. We believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support and research and development personnel. Like other software companies, we face intense competition for such personnel, and we have at times experienced and continue to experience difficulty in recruiting qualified personnel. There can be no assurance that we will be successful in attracting, assimilating and retaining other qualified personnel in the future. We are not subject to any collective bargaining agreement and we believe that our relationships with our employees are good.

Executive Officers of the Registrant

         The names of our executive officers and other information about them are shown below.

Name	Age	Position

Vincent C. Smith	38	Chief Executive Officer and Chairman of the Board

David M. Doyle	41	President, Secretary and Director

M. Brinkley Morse	44	Vice President, Finance and Operations

Eyal M. Aronoff	38	Chief Technical Officer, DB Tools

John R. Newsom	40	Vice President Sales, Americas

Anthony Foley	42	Vice President Sales, EMEA

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

         Eyal M. Aronoff is our Chief Technical Officer and has held this position since September 2000. From March 1996 to September 2000, Mr. Aronoff was our Vice President of Technology and Engineering. Mr. Aronoff founded R*Tech Systems, a database management company, in 1992 and served as its President from 1992 to 1996, when we acquired this company. Prior to this, Mr. Aronoff worked for John Bryce Ltd., an Oracle distributor in Israel, and served in the Israeli Defense Force.

         John R. Newsom is our Vice President of Sales, Americas. Mr. Newsom has served Quest in a variety of sales and sales management positions for more than five years, including positions as a regional sales director from 1999 through 2000, a regional vice president in 2001 and his current position since January 2002. Before joining Quest in July 1996, Mr. Newsom served in software program management functions at Tandem Computers.

         Anthony Foley is our Vice President of Sales, EMEA, and has held this position since April 2000. From February 1997 until he joined Quest, Mr. Foley served in senior sales and operations management positions for the European operations of Computer Associates International, Inc. Prior to his employment with CA, Mr. Foley served in business development positions for European subsidiaries of GE Capital and IBM.

Item 2. Properties

         Our principal administrative, sales, marketing, support and research and development facilities are currently located in approximately 132,500 square feet of space in Irvine, California. One of these facilities is under a six-year lease which includes an option to renew this lease for an additional five-year term. The other facility is under a 3 1/2 year lease.

         We also lease sales offices in several major metropolitan areas of the U.S., including Atlanta, Boston, Chicago, Dallas, Houston, New York, San Francisco and Washington, D.C. Our Canadian subsidiaries currently operate from three leased facilities in Calgary, Alberta; Ottawa, Ontario and Halifax, Nova Scotia. Our German subsidiary currently operates from a leased facility in Cologne. Our Australian subsidiary operates from two leased facilities in Melbourne and Sydney, which total approximately 10,000 square feet. Our UK subsidiary leases a 5,300 square-foot office in the London metropolitan area.

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

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Shareholder Matters

         Our common stock has been listed on the Nasdaq National Market since August 13, 1999 under the symbol “QSFT.” The following table sets forth the high and low sale prices on the Nasdaq National Market for our common stock for the periods indicated. All prices are adjusted to reflect our two-for-one stock split effected in March 2000.

	PRICE RANGE
	OF COMMON STOCK

	HIGH	LOW

2000:

First Quarter	$98.13	$36.50

Second Quarter	60.63	23.63

Third Quarter	69.56	43.50

Fourth Quarter	64.38	25.63

2001:

First Quarter	$40.00	$14.81

Second Quarter	38.13	14.63

Third Quarter	37.50	9.70

Fourth Quarter	27.20	10.32

         On March 13, 2002, the closing price of our common stock on the Nasdaq National Market was $20.01 per share. As of March 13, 2002, there were 286 holders of record of our common stock (not including beneficial holders of shares held in “street name”).

         We have not declared or paid any cash dividends on our common stock in the last two fiscal years and do not expect to do so in the foreseeable future. We currently intend to retain all available funds for use in the operation and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our results of operations, financial conditions, contractual and legal restrictions and other factors the board deems relevant.

Equity Compensation Plan Information

         The following table gives information about our Common Stock that may be issued upon the exercise of options under all of our existing equity compensation plans as of December 31, 2001, including our 1999 and 2001 Stock Incentive Plans, and stock options assumed in connection with our acquisitions of Foglight Software, OnWire Technologies and FastLane Technologies.

	Equity Compensation Plan Information

			Number of securities
	Number of		remaining available for
	securities to be	Weighted	future issuance under
	issued upon	average exercise	equity compensation
	exercise of	price of	plans (excluding
	outstanding	outstanding	securities reflected in
Plan Category	options (a)	options (b)	column (a)) (c)

Equity compensation plans approved by security holders	11,200,094	$13.59	2,339,437

Equity compensation plans not approved by security holders	4,368,800 (1)	$13.65	631,200

Totals	15,568,894	$13.61	2,970,637

(1)	Issued under our 2001 Stock Incentive Plan, which does not require the approval of and has not been approved by our stockholders. See the description below of the 2001 Stock Incentive Plan.

2001 Stock Incentive Plan

         As of December 31, 2001, we had reserved 5.0 million shares of Common Stock for issuance under the 2001 Stock Incentive Plan (the “2001 Plan”) for employees. The 2001 Plan provides for the granting of non-qualified stock options to employees at the fair market value of our Common Stock at the grant date. Officers and directors of Quest are not eligible to participate in the 2001 Plan unless and until the 2001 Plan is approved by our shareholders. Options granted under the 2001 Plan have ten-year terms and generally vest 20% after the first year and in 10% increments every six months thereafter. The 2001 Plan is not required to be and has not been approved by the Company’s shareholders.

Item 6. Selected Financial Data

         You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto appearing elsewhere in this Report. The following selected consolidated statement of income data for the years ended December 31, 1999, 2000 and 2001, and the consolidated balance sheet data at December 31, 2000 and 2001, have been derived from audited consolidated financial statements included elsewhere in this Report. The consolidated data presented below for the years ended December 31, 1997 and 1998, and at December 31, 1997, 1998 and 1999, are derived from audited consolidated financial statements that are not included in this Report.

(In thousands, except per share data)	Year Ended December 31,

	1997	1998	1999	2000	2001

Consolidated Statement of Income Data:

Revenues:

Licenses	$12,158	$24,901	$54,269	$126,767	$174,134

Services	6,157	9,889	16,599	38,820	71,216

Total revenues	18,315	34,790	70,868	165,587	245,350

Cost of revenues:

Licenses	1,307	3,433	2,998	3,571	4,510

Services	1,972	2,507	4,195	10,695	17,369

Amortization of purchased intangible assets	—	—		5,038	8,003

Total cost of revenues	3,279	5,940	7,193	19,304	29,882

Gross profit	15,036	28,850	63,675	146,283	215,468

Operating expenses:

Sales and marketing	5,845	11,836	32,078	77,641	121,901

Research and development	4,293	8,047	15,980	39,747	59,548

General and administrative	3,450	5,278	9,906	17,679	23,993

Other compensation costs and goodwill amortization (1)	—	—	1,243	41,092	63,727

Total operating expenses	13,588	25,161	59,207	176,159	269,169

Income (loss) from operations	1,448	3,689	4,468	(29,876)	(53,701)

Other income (expense), net	(137)	336	1,202	11,603	8,208

Losses on equity investments	—	—	—	—	(4,405)

Income (loss) before income tax provision	1,311	4,025	5,670	(18,273)	(49,898)

Income tax provision	1,022	1,679	2,273	6,805	5,861

Net income (loss)	$289	$2,346	3,397	$(25,078)	$(55,759)
Preferred stock dividends (2)	—	—	590	—	—

Net income applicable to common shareholders	$289	$2,346	$2,807	$(25,078)	$(55,759)

Basic net income (loss) per share	$0.00	$0.03	$0.04	$(0.29)	$(0.63)

Diluted net income (loss) per share	$0.00	$0.03	$0.03	$(0.29)	$(0.63)

Weighted average shares outstanding:

Basic	80,746	88,522	75,354	85,332	87,971

Diluted	81,234	88,918	83,600	85,332	87,971

(1)	Other compensation costs and goodwill amortization includes amortization of $35.9 million in 2000 and $56.7 million in 2001 of goodwill arising from acquisitions completed in 2000 and 2001. See Notes 1 and 2 of Notes to Consolidated Financial Statements.

(2)	Represents cash dividends paid in 1999 to holders of shares of Series B Redeemable Preferred Stock, all of which were redeemed in connection with our initial public offering in August 1999.

(In thousands)	December 31,

	1997	1998	1999	2000	2001

Consolidated Balance Sheet Data:

Cash and cash equivalents	$2,096	$8,981	$39,643	$25,155	$30,279

Short-term marketable securities	—	—	11,000	8,587	23,039

Working capital	374	2,771	38,670	29,887	15,799

Total assets	9,713	19,645	99,149	534,172	540,125

Long-term obligations	—	—	403	6,422	5,140

Total shareholders’ equity	2,836	5,074	62,669	458,354	441,368

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of our financial condition and results of operations also should be read in conjunction with the consolidated financial statements and notes to those statements included elsewhere in this Report. Certain statements in this report, including statements regarding our business strategies, operations, financial conditions and prospects, are forward-looking statements. Use of the words “believe,” “expect,” “anticipate,” “will,” “contemplate,” “would” and similar expressions that contemplate future events may identify forward-looking statements.

Numerous important factors, risks and uncertainties affect our operations and could cause actual results to differ materially from those expressed or implied by these or any other forward-looking statements made by us or on our behalf. Readers are urged to carefully review and consider the various disclosures made in this report, including those described under “Risk Factors,” and in other filings with the SEC, that attempt to advise interested parties of certain risks and factors that may affect our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management’s opinions only as of the date thereof. We do not assume any obligation to revise or update forward-looking statements. Finally, our historic results should not be viewed as indicative of future performance.

Critical Accounting Policies and Estimates

         The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable, intangible assets and deferred income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This forms the basis of judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our consolidated financial statements.

         Revenue Recognition

         We record revenue in accordance with Financial Accounting Standards Board (FASB) Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended. We license our products through our direct sales force and indirectly through resellers. Revenues from sales of software licenses, which generally do not contain multiple elements, are recognized upon shipment of the related product if the requirements of SOP 97-2, as amended, are met. If the requirements of SOP 97-2, including evidence of an arrangement, customer acceptance, a fixed or determinable fee, collectibility or vendor-specific objective evidence about the value of an element are not met at the date of shipment, revenue recognition is deferred until such items are known or resolved. Deferred license revenue represents sales in which the Company has received some payments but all of the requirements of SOP 97-2 have not been met. Revenue from post-contract customer support is deferred and recognized ratably over the term of the contract. Revenue from consulting and training services are recognized as the services are performed.

         Accounts Receivable

         We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The amount of our reserves is based on historical experience and our analysis of the accounts receivable less balances outstanding. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional general and administrative expense in the period such determination was made. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.

         Intangible Assets

         We record goodwill arising from acquisitions as the excess of the purchase price over the fair value of assets acquired and was being amortized over a useful life of five years. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 141, “Business

Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS 141 requires that all business combinations be accounted for using the purchase method and provides new criteria for recording intangible assets separately from goodwill. Existing goodwill and intangible assets will be evaluated against these new criteria, which may result in certain intangible assets being subsumed into goodwill. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized into results of operations, but instead will be evaluated at least annually for impairment and written down when the recorded value exceeds the estimated fair value. The Company adopted the provisions of each statement on January 1, 2002. As a result, the Company has ceased amortization of goodwill, reducing annual amortization expense by approximately $57.0 million. The Company is evaluating the full impact of adopting the new standards. In addition, impairment reviews may result in charges against earnings to write down the value of goodwill.

         Purchased intangible assets are recorded at the appraised value of technology, workforce and customer lists acquired and amortized using the straight-line method over estimated useful lives of three years to six years. The net carrying amount of purchased intangible assets was considered recoverable at December 31, 2001. We will continue to evaluate our purchased intangible assets value on a periodic basis. In the event that in the future, it is determined that the purchased intangible assets value has been impaired, an adjustment will be made resulting in a charge for the write-down in the period in which the determination was made.

         Deferred Taxes

         We recognize deferred income tax assets and liabilities based upon the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Such deferred income taxes primarily relate to the timing of the recognition of certain revenue items and the timing of the deductibility of certain reserves and accruals for income tax purposes. We regularly review the deferred tax assets for recoverability and establish a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. If we are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time periods within which the underlying timing differences become taxable or deductible, we could be required to establish an additional valuation allowance against the deferred tax assets which could result in a substantial increase in our effective tax rate and have a materially adverse impact on our operating results.

Overview

         We provide application management software solutions that enhance our customers’ return on IT investment dollars by maximizing the availability, performance and manageability of business critical applications and their underlying databases and other associated components and by improving the cost effectiveness of a customers information technology investments, including personnel, software and hardware. The systems that our products manage include ERP (enterprise resource planning) systems, CRM (customer relationship management) systems, B2B (business to business) e-commerce systems, corporate messaging and Internet-based applications. Information about our various products is provided above under in Item 1. Business.

         Our revenues comprise software license fees and services fees. Our software licensing model is based on perpetual license fees, and our licenses are either server-based or, for our SQL development and report management tools, user-based. Service revenues consist primarily of annual maintenance contracts for technical support and product enhancements. Service revenues also include consulting services and training revenues.

Results of Operations

         The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated:

	Year Ended December 31,

	1999	2000	2001

Revenues:

Licenses	76.6%	76.6%	71.0%

Services	23.4	23.4	29.0

Total revenues	100.0	100.0	100.0

Cost of revenues:

Licenses	4.2	2.2	1.8

Services	5.9	6.5	7.1

Amortization of purchased intangible assets	—	3.0	3.3

Total cost of revenues	10.1	11.7	12.2

Gross profit	89.9	88.3	87.8

Operating expenses:

Sales and marketing	45.3	46.9	49.7

Research and development	22.6	24.0	24.3

General and administrative	14.0	10.7	9.8

Other compensation costs and goodwill amortization	1.8	24.8	26.0

Total operating expenses	83.7	106.4	109.8

Income (loss) from operations	6.2	(18.1)	(22.0)

Other income (expense), net	1.7	7.0	3.3

Losses on equity investments	—	—	(1.8)

Income (loss) before income tax provision	7.9	(11.1)	(20.5)

Income tax provision	3.2	4.1	2.4

Net income (loss)	4.7%	(15.2)%	(22.9)%

         Years Ended December 31, 1999, 2000 and 2001

Revenues

         Revenues were $70.9 million, $165.6 million and $245.4 million in 1999, 2000 and 2001, respectively, representing increases of $94.7 million, or 133.6%, from 1999 to 2000, and $79.8 million, or 48.2%, from 2000 to 2001. North American revenues, which include the United States, Canada, and Mexico, accounted for 78.4%, 82.6%, and 80.3% of total revenues for 1999, 2000, and 2001, respectively. The rest of the world’s revenues accounted for 21.6%, 17.4% and 19.7% of total revenues for 1999, 2000 and 2001, respectively. No single customer accounted for more than 10% of total revenues in 1999, 2000 or 2001.

         License Revenues –- License revenues were $54.3 million, $126.8 million and $174.1 million in 1999, 2000 and 2001, respectively, representing increases of $72.5 million, or 134%, from 1999 to 2000, and $47.3 million, or 37.3%, from 2000 to 2001. License revenues represented 76.6%, 76.6% and 71.0% of total revenues in 1999, 2000 and 2001, respectively. North American license revenues accounted for 76.6%, 81.0%, and 78.1% of total license revenues for 1999, 2000, and 2001, respectively. The rest of the world’s license revenues accounted for 23.4%, 19.0% and 21.9% of total license revenues in 1999, 2000 and 2001, respectively. License revenue growth in 2000 and 2001 derived from higher unit volumes, sales force expansion and new product introductions. Our ability to close larger individual sales transactions also contributed to license revenue growth in these periods. Price increases did not contribute to license revenue growth.

         The increase in license revenues from 1999 to 2000 was due to expansion of our worldwide sales force, as well as increased market acceptance of our software products and introduction of new products. The increase in license revenues from 2000 to 2001 was primarily due to continued expansion of our worldwide sales force, and to a greater extent increased market acceptance of existing products, including LiveReorg, and the successful introduction of new products, including Quest Central for DB2 and the Fastlane products we acquired in September 2000 for managing Microsoft Windows 2000 environments.

         Service Revenues – Service revenues were $16.6 million, $38.8 million, and $71.2 million in 1999, 2000 and 2001, respectively, representing increases of $22.2 million, or 134%, from 1999 to 2000, and $32.4 million, or 83.5% from 2000 to 2001. Service revenues represented 23.4%, 23.4% and 29.0% of total revenues in 1999, 2000 and 2001, respectively. Maintenance and support revenues represent the bulk of services revenues. Maintenance and support revenues represent the ratable recognition of fees to enroll licensed products in our software maintenance, enhancement and support program. Maintenance and support enrollment entitles customers to product enhancements, technical support services and ongoing compatibility with third-party operating systems, database management systems and applications. These fees are generally charged annually and equal 20% to 25% of the discounted price of the product. Maintenance revenues also include the ratable recognition of the bundled fees for any first-year maintenance services covered by the related perpetual license agreement. The growth in service revenues in 2000 and 2001 reflect the increase in first year maintenance and support fees associated with the growth in product license sales. The growth in service revenues in 2001 also derived from high support renewal fees as the installed base of customers grew and we significantly improved our support renewal billing processes. To a much lesser extent, consulting services revenue growth contributed to service revenue growth in 2000 and 2001. North American service revenues accounted for 84.0%, 88.0%, and 85.6% of total service revenues for 1999, 2000, and 2001, respectively. The rest of the world’s service revenues accounted for 16.0%, 12.0% and 14.4% of total service revenues in 1999, 2000 and 2001, respectively.

Cost of Revenues

         Cost of Licenses — Cost of licenses primarily consists of third-party software royalties, product packaging, documentation, duplication, and amortization of purchased software rights. Cost of licenses was $3.0 million, $3.6 million and $4.5 million in 1999, 2000 and 2001, respectively, representing an increase of $0.6 million, or 20%, from 1999 to 2000, and an increase of $.9 million, or 25%, from 2000 to 2001. Cost of licenses as a percentage of license revenues was 5.5%, 2.8% and 2.6% for 1999, 2000 and 2001, respectively. The increase in cost of licenses from 1999 to 2000 was principally a result of an increase in product media, duplication and printing costs. The improvement in gross margin from 1999 to 2000 resulted from increased license revenues without a corresponding increase in amortization of acquired software rights. Acquired software rights are amortized on a straight-line basis. The increase in absolute dollars in cost of licenses from 2000 to 2001 was primarily due to increased software royalties partially offset by a reduction in printing costs in 2001.

         Cost of Services — Cost of services primarily consists of personnel related costs and facilities and systems costs used in providing support, consulting, and training services. Cost of services was $4.2 million, $10.7 million and $17.4 million in 1999, 2000 and 2001, respectively, representing increases of $6.5 million, or 155%, from 1999 to 2000, and $6.7 million, or 62.6%, from 2000 to 2001. Cost of services as a percentage of service revenues was 25.3%, 27.6% and 24.4% for 1999, 2000 and 2001, respectively. The dollar cost increase in cost of services is primarily due to the increase in the number of technical support personnel required to manage and support our growing customer base as well as increased product offerings. As a percentage of service revenues, costs of services increased from 25%

to 28% in 2000, but decreased to 24% in 2001. The increase in service margin in 2000 was attributable to investments in our support organization infrastructure including a customer relationship management system. The decrease in 2001 was driven by increased tenure and productivity of technical support personnel and increased stability of enhanced products in our installed base.

         Amortization of Purchased Intangible Assets –- Amortization of purchased intangible assets, which includes amortization of the fair value of acquired technology, workforce and customer lists associated with the acquisitions made during 2000 and 2001, was $5.0 million in 2000 and $8.0 million in 2001, representing an increase of $3.0 million, or 60.0%. There were no similar costs during 1999. Intangible assets purchased as part of acquisitions were $25.4 million, and $3.2 million in 2000 and 2001, respectively. The increase in amortization from 2000 to 2001 was due entirely to technology purchased as part of the acquisitions made during the third quarter of 2000. In the third quarter of 2000, we added $16.0 million of purchased intangible assets, as a result incurring a full year of amortization in 2001 compared to approximately three months in 2000. The useful lives of the technology acquired range from one to three years, and we expect the amortization to be at least $1.0 million per quarter over the next four quarters. See Critical Accounting Policies and Estimates for additional discussion on potential impact of the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets”.

Operating Expenses

         Sales and Marketing –Sales and marketing expenses consist primarily of salaries, sales commissions benefits, recruiting costs, trade shows, travel and entertainment and other marketing communications costs such as advertising and promotion. Sales and marketing expenses were $32.1 million, $77.6 million and $121.9 million in 1999, 2000 and 2001, respectively, representing increases of $45.5 million, or 142.0%, from 1999 to 2000, and $44.3 million, or 57.1%, from 2000 to 2001. Sales and marketing as a percentage of total revenues for 1999, 2000, and 2001 was 45.3%, 46.9%, and 49.7%, respectively.

         The increases from 1999 to 2000 included an increase in salaries and related expenses of $20.3 million, an $8.9 million increase in commissions, $5.3 million increase in travel and related costs, and a $1.6 million increase in promotional, conference and tradeshow expenses. Increases from 2000 to 2001 included an increase in salaries and related expenses of $21.6 million, a $6.0 million increase in commissions, $4.0 million increase in travel and related costs, and a $2.2 million increase in office lease expenses. The increases reflect our investment in our sales and marketing organization. In particular, sales and marketing employees increased from 299 as of December 31, 1999 to 614 as of December 31, 2000, an increase of 105%, and to 690 as of December 31, 2001, an increase of 12.4%. Commissions were higher year-over-year as a result of increased license revenues. Sales and marketing expenses decreased as a percentage of revenues in the first and second quarters of 2001, but then increased to 52% and 51% in the third and fourth quarters, respectively, as revenues declined more than expenses in the aftermath of the September 11 attacks on the United States.

         Research and Development — Research and development expenses consist primarily of salaries and benefits for software developers, software product managers, quality assurance and technical documentation personnel, and of payments made to outside software development contractors. Research and development expenses were $16.0 million, $39.7 million and $59.5 million in 1999, 2000 and 2001, respectively, representing increases of $23.7 million, or 148%, from 1999 to 2000, and $19.8 million, or 49.9%, from 2000 to 2001. Research and development as a percentage of total revenues in 1999, 2000, and 2001 was 22.6%, 24.0%, and 24.3%, respectively.

         The changes in these periods were primarily related to increases in the number of personnel conducting research and development, including software developers and technical documentation and quality assurance personnel associated with new product initiatives and the integration of software products associated with companies acquired during 1999 and 2000. The change in research and development as a percentage of total revenues remained relatively flat from 2000 to 2001 as a result of lower than expected license revenues in the last two quarters offset by a reduction in year-over-year headcount increases. We believe significant expenditures in research and development are required to remain competitive, and expect that research and development expenses will continue to represent 20-25% of total revenues for the foreseeable future.

         In the development of new products and enhancements of existing products, the technological feasibility of the software is not established until substantially all product development is complete. Historically, our software development costs eligible for capitalization have been insignificant, and all costs related to internal research and development have been expensed as incurred.

         General and Administrative — General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, administrative and information services personnel. General and administrative expenses were $9.9 million, $17.7 million and $24.0 million in 1999, 2000 and 2001, respectively, representing an increase of $7.8 million, or 78%, from 1999 to 2000, and $6.3 million, or 35.6%, from 2000 to 2001. General and administrative expenses as a percentage of total revenues in 1999, 2000, and 2001 was 14.0%, 10.7%, and 9.8%, respectively. The dollar increase in general and administrative expenses was primarily due to the increase in headcount to support our growing infrastructure and expanding operations. General and administrative expenses are decreasing as a percentage of total revenues, primarily because associated headcount is growing at a slower rate than revenues.

         Other Compensation Costs and Intangible Amortization –- Other compensation costs and intangible amortization include compensation expense associated with the issuance (primarily in 1999) of stock options with exercise prices below fair market value and the amortization of goodwill and other intangible assets associated with acquisitions. Other compensation costs and goodwill amortization was $1.2 million, $41.1 million and $63.7 in 1999, 2000 and 2001, respectively.

         Included in 1999 was $0.7 million related to the severance package provided to one of our founders and a director, which is being paid out over a three-year period ending in April 2002, $0.4 million of compensation costs related to the grant of stock options at less than fair market value and $0.1 million of goodwill amortization related to acquisitions.

         In 2000 and 2001, these costs consisted of goodwill amortization of $36.0 million and $56.7 million, respectively, related to the various acquisitions primarily made during 2000 and compensation costs of $5.1 million and $7.0 million, respectively, primarily related to the grant of stock options with exercise prices at less than fair market value. The majority of the option grants with exercise prices at less than fair market value were made in 1999. The cost associated with these grants was $3.4 million in 2000 and $4.5 million in 2001. We expect the future cost of these grants to be approximately $3.5 million in 2002 and $1.7 million, thereafter. The increase in goodwill amortization from 2000 to 2001 was due entirely to the acquisitions made during the third quarter of 2000. In the third quarter of 2000, we added $121.3 million of goodwill, as a result incurring a full year of amortization in 2001 compared to approximately three months in 2000.

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS 141 requires that all business combinations be accounted for using the purchase method and provides new criteria for recording intangible assets separately from goodwill. Existing goodwill and intangible assets will be evaluated against these new criteria, which may result in certain intangible assets being subsumed into goodwill. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized into results of operations, but instead will be evaluated at least annually for impairment and written down when the recorded value exceeds the estimated fair value. The Company adopted the provisions of each statement on January 1, 2002. As a result, the Company has ceased amortization of goodwill, reducing annual amortization expense by approximately $57.0 million. The Company is evaluating the full impact of adopting the new standards. In addition, impairment reviews may result in charges against earnings to write down the value of goodwill.

         Other Income (Expense), Net –- Other income (expense), net consists primarily of interest income and expense. Other income (expense), net was $1.2 million in 1999, $11.6 million in 2000 and $8.2 million in 2001, representing an increase of $10.4 million from 1999 to 2000, and a $3.4 million decrease from 2000 to 2001. The increase from 1999 to 2000 was due to increased interest income from higher cash and short-term investments, which accelerated after the receipt of the net proceeds of our initial public offering in 1999 and our secondary offering in March 2000. The decrease from 2000 to 2001 is primarily due to lower interest rates and reduced cash balances resulting from application of the net proceeds from public offerings in August 1999 and March 2000. The average interest rates of our investments are summarized under “Item 7a: Quantitative and Qualitative Disclosures About Market Risks — Interest Rate Risk”.

         Losses on Equity Investments — During 2001 we recognized a non-cash charge of $4.4 million to write down the carrying value of certain equity investments to reflect their estimated fair value. These investments are privately held information technology companies, many of which are in the start-up or development stage. These investments are carried at cost, subject to adjustment for other than temporary impairment. We determined that the decline in value in these in these investments was other than temporary and recognized an impairment loss.

         Provision for Income Taxes — Provision for income taxes was $2.3 million, $6.8 million and $5.9 million in 1999, 2000 and 2001, respectively, representing an increase of $4.5 million, or 196%, from 1999 to 2000, and a decrease of $0.9 million, or (13.2)%, from 2000 to 2001. The effective income tax rate was 40.1%, (37.2)% and (11.7)% in 1999, 2000 and 2001, respectively. The change in the effective tax rate from 1999 to 2000 and from 2000 to 2001 results primarily from an increase in non-deductible goodwill amortization associated with acquisitions completed in 2000 and 2001. See Note 6 to our consolidated financial statements.

         Net Income (Loss) Applicable to Common Shareholders –- Net income applicable to common shareholders was $2.8 million in 1999 and reflects dividend payments of $590,000 to holders of the Company’s Series B Preferred Stock that were redeemed in 1999 in connection with the Company’s initial public offering. There were no such payments in 2000 or 2001.

Inflation

         Inflation has not had a significant effect on our results of operations or financial position for the years ended December 31, 1999, 2000 and 2001.

Liquidity and Capital Resources

         We have funded our business, to date, primarily from cash generated by our operations and net proceeds of $64.9 million from our initial public offering in August 1999, and net proceeds of $253.6 million from our secondary offering in March 2000. Our sources of liquidity as of December 31, 2001 consisted principally of cash and cash equivalents of $30.3 million, and $176.9 million in both short-and long-term investment grade corporate and government marketable securities.

         Net cash provided by operating activities was $11.4 million, $25.9 million and $64.5 million in 1999, 2000 and 2001, respectively. The increase from 2000 to 2001 is due primarily to higher non-cash depreciation and amortization expenses as a result of increased other compensation costs, amortization of goodwill, and other intangible assets, which increased by $25.6 million, or 55.5%, over the comparable period of 2000.

         Net cash used in investing activities was $24.1 million, $241.8 million and $72.2 million in 1999, 2000, and 2001, respectively. The increase in cash used in investing activities in 2000 was primarily related to net purchases of marketable securities of $111.0 million, acquisitions of $82.1 million, and capital expenditures of $39.2 million. Capital expenditures primarily consisted of equipment and related purchases to support our worldwide expansion and related infrastructure needs. The decrease in 2001 is due to purchases of marketable securities made in

March of 2000 as a result of our secondary public offering as well as acquisitions made during the first and second quarter of 2000 with dissimilar activity in 2001.

         Financing activities generated $43.6 million, $201.1 million and $12.9 million in 1999, 2000, and 2001, respectively. In April 1999, we raised $25.0 million through the sale of preferred stock and an additional $10.0 million in term debt from a commercial bank in order to purchase shares of common stock from a shareholder and founder for $35.0 million. See Note 4 of the notes to our consolidated financial statements. In August 1999, we raised net proceeds of $64.9 million from our initial public offering. A portion of the proceeds was utilized to retire debt of $10.9 million and redeem the outstanding Series B Preferred Stock for $10.0 million. In March 2000, we raised net proceeds of $253.6 million from a secondary public offering of 8.4 million shares of our common stock at a price of $70.00 per share. Of the shares sold in the offering 3.8 million shares were sold by the Company and 4.6 million shares were sold by existing shareholders. The company did not receive any proceeds from the shares sold by the selling shareholders. Due to an absence of significant capital raising activities in 2001, financing activities generated significantly less cash than the previous two periods.

         In December 2000, our Board of Directors authorized a stock repurchase program under which Quest may purchase up to two million shares of its common stock. Under the repurchase program, we may purchases shares from time to time at varying prices in open market or private transactions. During 2000, we repurchased 1.7 million shares for $57.4 million.

         In October 2001, our Board of Directors increased the total number of shares authorized for repurchase under the stock repurchase program from two million shares to five million. No additional shares were repurchased in 2001.

         As of December 31, 2001, our only significant contractual obligations or commercial commitments consisted of our facility lease commitments and operating leases for office facilities and certain items of equipment. These commitments will require cash payments of $11.5 million in 2002, $9.8 million in 2003, $7.6 million in 2004, $6.2 million in 2005 and $3.6 million thereafter. We do not have any off-balance sheet arrangements that could significantly reduce our liquidity. We would be required to use existing cash, cash equivalents and investment balances to support our working capital balances if we are not able to generate or sustain positive cash flow from operations. Our ability to generate cash from operations is subject to substantial risks described below under the caption “Risk Factors.”

         Based on our current operating plan, we believe that our existing cash, cash equivalents and investment balances and cash flows from operations will be sufficient to finance our working capital and capital expenditure requirements through at least the next 12 months. However, if events occur or circumstances change such that we fail to meet our operating plan as expected, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we can not assure you that such financing will be available to us on commercially reasonable terms or at all.

Recently Issued Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS 141 requires that all business combinations be accounted for using the purchase method and provides new criteria for recording intangible assets separately from goodwill. Existing goodwill and intangible assets will be evaluated against these new criteria, which may result in certain intangible assets being subsumed into goodwill. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized into results of operations, but instead will be evaluated at least annually for impairment and written down when the recorded value exceeds the estimated fair value. The Company adopted the provisions of each statement on January 1, 2002. As a result, the Company has ceased amortization of goodwill, reducing annual amortization expense by approximately $57.0 million. The Company is evaluating the full impact of adopting the new standards. In addition, impairment reviews may result in charges against earnings to write down the value of goodwill.

         In August 2001, the FASB issued Statement of Financial Accounting Standard No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002. The Company has not yet determined what effect this statement will have on its financial statements.

         Also in August 2001, the FASB issued Statement of Financial Accounting Standard No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This new statement also supersedes certain aspects of Accounting Principles Board (“APB”) 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions may qualify for discontinued operations treatment. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has not yet determined what effect this statement will have on its financial statements.

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

     •     the size and timing of customer orders. See “— The size and timing of our customer orders may vary significantly from quarter to quarter which could cause fluctuations in our revenues.”

     •     the unpredictability of the timing and level of sales through our indirect sales channel;

     •     the timing of revenue recognition for sales of software products and services;

     •     the extent to which our customers renew their maintenance contracts with us;

     •     exposure to general economic conditions and reductions in corporate IT spending;

     •     changes in our level of operating expenses and our ability to control costs;

     •     our ability to attain market acceptance of new products and services and enhancements to our existing products;

     •     changes in our pricing policies or the pricing policies of our competitors;

     •     the relative growth rates of competing operating system, database and application platforms;

     •     costs related to acquisitions of technologies or businesses, including amortization of goodwill and other intangible assets; and

     •     the timing of releases of new versions of third-party software products that our products support.

         Fluctuations in our results of operations are likely to affect the market price of our common stock that may not be related to our long-term performance.

The size and timing of our customer orders may vary significantly from quarter to quarter which could cause fluctuations in our revenues and operating results

         Our license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. Our revenues in a given quarter could be adversely affected if we are unable to complete one or more large license agreements, or if the contract terms were to prevent us from recognizing revenue during that quarter. The sales cycles for certain of our software products, such as Vista Plus and SharePlex, can last from three to nine months and often require pre-purchase evaluation periods and customer education. Also, we have often booked a large amount of our sales in the last month, weeks or days of each quarter and delays in the closing of sales near the end of a quarter could cause quarterly revenue to fall short of anticipated levels. Finally, while a portion of our revenues each quarter is recognized from previously deferred revenue, our quarterly performance will depend primarily upon entering into new contracts to generate revenues for that quarter. These factors may cause significant periodic variation in our license revenues. In addition, we incur or commit to operating expenses based on anticipated revenue levels, and generally do not know whether revenues in any quarter will meet expectations until the end of that quarter. Accordingly, if our revenue growth rates slow or our revenues decline, our operating results could be seriously impaired because many of our expenses are relatively fixed in nature and cannot be easily or quickly changed.

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

Many of our products are dependent on Oracle’s technologies; if Oracle’s technologies lose market share or become incompatible with our products, the demand for our products could suffer

         We believe that our success has depended in part, and will continue to depend in part for the foreseeable future, upon our relationship with Oracle and our status as a complementary software provider for Oracle’s database and application products. Many versions of our products, including SharePlex and SQLab Vision, are specifically designed to be used with Oracle databases. Although a number of our products work with other environments, our competitive advantage consists in substantial part on the integration between our products and Oracle’s products, and our extensive knowledge of Oracle’s technology. Currently, a significant portion of our total revenues are derived from products that specifically support Oracle-based products. If Oracle for any reason decides to promote technologies and standards that are not compatible with our technology, or if Oracle loses market share for its database products, our business, operating results and financial condition would be materially adversely affected.

Many of our products are vulnerable to direct competition from Oracle

         We currently compete with Oracle in the market for database management solutions. We expect that Oracle’s commitment to and presence in the database management product market will increase in the future and therefore substantially increase competitive pressures. We believe that Oracle will continue to incorporate database management technology into its server software offerings, possibly at no additional cost to its users. We believe that Oracle will also continue to enhance its database management technology. Furthermore, Oracle could attempt to increase its presence in this market by acquiring or forming strategic alliances with our competitors, and Oracle may be in better position to withstand and respond to the current factors impacting this industry. Oracle has a longer operating history, a larger installed base of customers and substantially greater financial, distribution, marketing and technical resources than we do. In addition, Oracle has well-established relationships with many of our present and potential customers. As a result, we may not be able to compete effectively with Oracle in the future, which could materially adversely affect our business, operating results and financial condition.

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

Acquisitions of companies or technologies may result in disruptions to our business and diversion of management attention

         We have in the past made and we expect to continue to make acquisitions of complementary companies, products or technologies. If we make any additional acquisitions, we will be required to assimilate the operations, products and personnel of the acquired businesses and train, retain and motivate key personnel from the acquired businesses. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may subject us to liabilities and risks that are not known or identifiable at the time of the acquisition or may cause disruptions in our operations and divert management’s attention from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners. We may have to incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities for any acquisition could be substantially dilutive to our shareholders. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other intangible assets. In consummating acquisitions, we are also subject to risks of entering geographic and business markets in which we have no or limited prior experience. If we are unable to fully integrate acquired businesses, products or technologies with our existing operations, we may not receive the intended benefits of acquisition.

Our past and future growth may strain our management, administrative, operational and financial infrastructure

         We have recently experienced a period of rapid growth in our operations that has placed and will continue to place a strain on our management, administrative, operational and financial infrastructure. During this period, we have experienced an increase in the number of our employees, increasing demands on our operating and financial systems and personnel, and an expansion in the geographic coverage of our operations. Our ability to manage our operations and growth requires us to continue to improve our operational, financial and management controls, and reporting systems and procedures. We may need to expand our facilities or relocate some or all of our employees or operations from time to time to support growth. These relocations could result in temporary disruptions of our operations or a diversion of management’s attention and resources. In addition, we will be required to hire additional management, financial and sales and marketing personnel to manage our expanding operations. If we are unable to manage this growth effectively, our business, operating results and financial condition may be materially adversely affected.

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

Our international operations and our planned expansion of our international operations exposes us to certain risks

          We intend to expand our international sales activities as part of our business strategy. As a result, we face increasing risks from doing business on an international basis, including, among others:

           •     difficulties in staffing and managing foreign operations;

           •     longer payment cycles;

           •     seasonal reductions in business activity in Europe;

           •     increased financial accounting and reporting burdens and complexities;

           •     potentially adverse tax consequences;

           •     potential loss of proprietary information due to piracy, misappropriation or weaker laws regarding intellectual property protection;

           •     delays in localizing our products;

           •     compliance with a wide variety of complex foreign laws and treaties; and

           •     licenses, tariffs and other trade barriers.

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

Our business will suffer if our software contains errors

         The software products we offer are inherently complex. Despite testing and quality control, we cannot be certain that errors will not be found in current versions, new versions or enhancements of our products after commencement of commercial shipments. Significant technical challenges also arise with our products because our customers purchase and deploy our products across a variety of computer platforms and integrate it with a number of third- party software applications and databases. If new or existing customers have difficulty deploying our products or require significant amounts of customer support, our operating margins could be harmed. Moreover, we could face possible claims and higher development costs if our software contains undetected errors or if we fail to meet our customers’ expectations. As a result of the foregoing, we could experience:

•     loss of or delay in revenues and loss of market share;

•     loss of customers;

•     damage to our reputation;

•     failure to achieve market acceptance;

•     diversion of development resources;

•     increased service and warranty costs;

•     legal actions by customers against us which could, whether or not successful, increase costs and distract our management; and

•     increased insurance costs.

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

Risks Related to Our Industry

The demand for our products will depend on our ability to adapt to rapid technological change

        Our future success will depend on our ability to continue to enhance our current products and to develop and introduce new products on a timely basis that keep pace with technological developments and satisfy increasingly sophisticated customer requirements. Rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards characterize the market for our products. The introduction of products embodying new technologies and the emergence of new industry standards can render our existing products obsolete and unmarketable. As a result of the complexities inherent in today’s computing environments and the performance demanded by customers for embedded databases and Web-based products, new products and product enhancements can require long development and testing periods. As a result, significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could have a material adverse effect on our business, operating results and financial condition. We may not be successful in:

•	developing and marketing, on a timely and cost-effective basis, new products or new product enhancements that respond to technological change, evolving industry standards or customer requirements;

•	avoiding difficulties that could delay or prevent the successful development, introduction or marketing of these products; or

•	achieving market acceptance for our new products and product enhancements.

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

Item 7a. Quantitative and Qualitative Disclosures About Market Risks

         We transact business in a number of different foreign countries around the world. In most instances, revenues are collected and operating expenses are paid in the local currency of the country in which we are transacting. Accordingly, we are exposed to incremental volatility in sales and earnings within these countries due to fluctuations in foreign exchange rates.

         Our exposure to foreign exchange risk is directly proportional to the magnitude of foreign net profits and losses denominated in currencies other than the U.S. dollar, as well as our net foreign investment in non-U.S. dollar assets. These exposures have the potential to produce either gains or losses. Our cumulative currency gains or losses in any given period are typically lessened by the economic benefits of diversification and low correlation between different currencies, but there can be no assurance that this pattern will continue to be true in future periods.

         The foreign currencies to which we currently have the most significant exposure are the Canadian dollar, the British pound, the Euro and the Australian dollar.

         To date, we have not used derivative financial instruments to hedge our foreign exchange exposures, nor do we use such instruments for speculative trading purposes. We regularly monitor the potential cost benefit of hedging foreign exchange exposures with derivatives and there remains the possibility that our foreign exchange hedging practices could change accordingly in time.

Interest Rate Risk

         Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We place our investments with high-quality issuers and, by policy, limit the amount of credit exposure to any one issuer other than the United States government and its agencies. Our investments in marketable securities consist primarily of high-grade government securities with maturities of less than three years. Investments purchased with an original maturity of three months or less are considered to be cash equivalents. We classify all of our investments as available-

for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of shareholders’ equity. At December 31, 2001, the net gain on available-for-sale securities of $0.5 million comprised 29 positions, of which 23 carried unrealized gains and 6 carried unrealized losses.

         The following table provides information about our investment portfolio at December 31, 2001 (dollars in thousands):

	Balance	Average Fixed Rate

Cash and cash equivalents	$30,279	3.74

Short-term marketable securities, available for sale	23,039	6.34

Long-term marketable securities, available for sale	153,838	5.76

Total portfolio	$207,156	5.58

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

         The following table sets forth certain quarterly financial data derived from our unaudited financial statements for the fiscal years ended December 31, 2000 and 2001. Such financial statements have been prepared on the same basis as the annual Consolidated Financial Statements and include all necessary adjustments to present fairly such interim financial information. The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto. Historical quarterly results and trends may not be indicative of future results.

	Quarters Ended

	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
	2000	2000	2000	2000	2001	2001	2001	2001

	(in thousands, except per share data)
Revenues	$28,725	$36,654	$44,122	$56,085	$63,112	$66,862	$56,339	$59,038

Gross profit	25,563	32,431	39,093	49,197	56,110	59,422	48,881	51,056

Loss before income tax provision	(5,213)	(1,868)	(4,434)	(6,757)	(9,238)	(8,564)	(15,547)	(16,548)

Net loss	$(5,685)	$(4,409)	$(6,259)	$(8,724)	$(14,781)	$(12,948)	$(10,841)	$(17,186)

Basic and diluted net loss per share	$(0.07)	$(0.05)	$(0.07)	$(0.10)	$(0.17)	$(0.15)	$(0.12)	$(0.19)

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

         Information regarding our directors will be included in our definitive proxy statement, to be delivered to shareholders in connection with our 2002 annual meeting. Such information is incorporated herein by reference.

         Information with respect to our executive officers may be found in Part I, Item 1, under the heading “Executive Officers of the Registrant.”

Item 11. Executive Compensation

         Information regarding compensation of certain named executive officers will be included in the section captioned “Executive Compensation” appearing in our definitive proxy statement, to be delivered to shareholders in connection with our 2002 annual meeting of shareholders. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Information required by this item will be included in the section captioned “Security Ownership of Certain Beneficial Owners and Management” appearing in our definitive proxy statement, to be delivered to shareholders in connection with our 2002 annual meeting of shareholders. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         Information required by this item will be included in the section captioned “Related Party Transactions” appearing in our definitive proxy statement, to be delivered to shareholders in connection with our 2002 annual meeting of shareholders. Such information is incorporated herein by reference.

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

         •     Schedule II — Valuation and Qualifying Accounts

         Schedules other than that listed above have been omitted since they are either not required or not applicable or because the information required is included in the consolidated financial statements included elsewhere herein or the notes thereto.

         3.     Exhibits

EXHIBIT
NUMBER	EXHIBIT TITLE

3.1	Second Amended and Restated Articles of Incorporation.(1)

3.2	Second Amended and Restated Bylaws, as amended.(2)

3.3	Certificate of Amendment of Second Amended and Restated Articles of Incorporation.(3)

3.4	Certificate of Amendment of Bylaws(4)

4.1	Form of Registrant’s Specimen Common Stock Certificate.(1)

10.1++	Registrant’s 1998 Stock Option/Stock Issuance Plan.(1)

10.2++	Registrant’s 1999 Stock Incentive Plan.(1)

10.3++	Registrant’s 1999 Employee Stock Purchase Plan.(1)

10.4	Form of Directors’ and Officers’ Indemnification Agreement.(1)

10.5	Office Space Lease dated as of June 17, 1999 between The Irvine Company and Quest Software, Inc.(1)

10.6	Office Lease between The Northwestern Mutual Life Insurance Company (Landlord) and Quest Software, Inc. (Tenant) dated as of September 30, 1999.(2)

10.7	Office lease, dated June 2000, between Fund VIII and Fund IX Associates and Quest Software, Inc.(5)

10.8++	Registrant’s 2001 Stock Incentive Plan(6)

21.1	Subsidiaries of the Company.

23.1	Consent of Deloitte & Touche LLP.

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-80543).

(2)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-30816).

(3)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.

(4)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001

(5)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 30, 2000

(6)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (File No. 333-82784) filed on February 14, 2002

++	Indicates a management contract or compensatory arrangement.

(b)	Reports on Form 8-K

         No reports on Form 8-K were filed by Quest Software, Inc. during the quarter ended December 31, 2001.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUEST SOFTWARE, INC.

Dated: March 29, 2002	By:	/s/ DAVID M. DOYLE

David M. Doyle President and Secretary

         Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ VINCENT C. SMITH Vincent C. Smith	Chief Executive Officer (principal executive officer) and Chairman of the Board	March 29, 2002

/s/ DAVID M. DOYLE David M. Doyle	President, Secretary and Director	March 29, 2002

/s/ M. BRINKLEY MORSE M. Brinkley Morse	Vice President, Finance and Operations (principal financial officer)	March 29, 2002

/s/ KEVIN E. BROOKS Kevin E. Brooks	Corporate Controller (principal accounting officer)	March 29, 2002

/s/ DORAN G. MACHIN Doran G. Machin	Director	March 29, 2002

/s/ JERRY MURDOCK, JR Jerry Murdock, Jr.	Director	March 29, 2002

/s/ RAYMOND J. LANE Raymond J. Lane	Director	March 29, 2002

INDEPENDENT AUDITORS’ REPORT

The Shareholders and Board of Directors
Quest Software, Inc.

         We have audited the accompanying consolidated balance sheets of Quest Software, Inc. and subsidiaries (the Company) as of December 31, 2000 and 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Quest Software, Inc. and its subsidiaries at December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
January 29, 2002

QUEST SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,	December 31,
	2000	2001

ASSETS

Current assets:

Cash and cash equivalents	$25,155	$30,279

Short-term marketable securities	8,587	23,039

Accounts receivable, net of allowance for doubtful accounts of $1,372 and $895, respectively	38,443	35,783

Prepaid expenses and other current assets	11,390	8,230

Income taxes receivable	1,558	—

Deferred income taxes	14,833	12,085

Total current assets	99,966	109,416

Property and equipment, net	46,840	57,496

Long-term marketable securities	118,084	153,838

Goodwill and purchased intangible assets, net	255,858	202,706

Deferred income taxes	3,001	10,902

Other assets	10,423	5,767

Total assets	$534,172	$540,125

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$5,503	$5,495

Accrued compensation	9,350	12,764

Other accrued expenses	22,491	21,720

Income taxes payable	—	3,243

Deferred revenue	32,052	50,395

Total current liabilities	69,396	93,617

Long-term liabilities and other	6,422	5,140

Commitments and contingencies (Notes 2 and 9)

Shareholders’ equity:

Preferred stock, no par value, 10,000 shares authorized; no shares issued or outstanding	—	—

Common stock, no par value, 150,000 shares authorized; 86,710 and 89,226 shares issued and outstanding at December 31, 2000 and 2001, respectively	500,324	537,081

Accumulated deficit	(23,214)	(78,973)

Accumulated other comprehensive income	132	522

Notes receivable from sale of common stock	(18,888)	(17,262)

Net shareholders’ equity	458,354	441,368

Total liabilities and shareholders’ equity	$534,172	$540,125

See accompanying notes to consolidated financial statements.

QUEST SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,

	1999	2000	2001

Revenues:

Licenses	$54,269	$126,767	$174,134

Services	16,599	38,820	71,216

Total revenues	70,868	165,587	245,350

Cost of revenues:

Licenses	2,998	3,571	4,510

Services	4,195	10,695	17,369

Amortization of purchased intangible assets	—	5,038	8,003

Total cost of revenues	7,193	19,304	29,882

Gross profit	63,675	146,283	215,468

Operating expenses:

Sales and marketing	32,078	77,641	121,901

Research and development	15,980	39,747	59,548

General and administrative	9,906	17,679	23,993

Other compensation costs and goodwill amortization	1,243	41,092	63,727

Total operating expenses	59,207	176,159	269,169

Income (loss) from operations	4,468	(29,876)	(53,701)

Other income, net	1,202	11,603	8,208

Losses on equity investments	—	—	(4,405)

Income (loss) before income tax provision	5,670	(18,273)	(49,898)

Income tax provision	2,273	6,805	5,861

Net income (loss)	3,397	(25,078)	(55,759)

Preferred stock dividends	590	—	—

Net income (loss) applicable to common shareholders	$2,807	$(25,078)	$(55,759)

Net income (loss) per share:

Basic	$0.04	$(0.29)	$(0.63)

Diluted	$0.03	$(0.29)	$(0.63)

Weighted-average shares:

Basic	75,354	85,332	87,971

Diluted	83,600	85,332	87,971

See accompanying notes to consolidated financial statements.

QUEST SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

					Notes	Capital
					Receivable	Distribution
			Retained	Accumulated	From	In Excess Of
	Common Stock		Earnings	Other	Sale of	Basis In	Total
			(Accumulated	Comprehensive	Common	Common	Shareholders'
	Shares	Amount	Deficit)	Income (Loss)	Stock	Stock	Equity

BALANCE , January 1, 1999	89,076	$4,241	$3,991	$0	$(3,158)	$0	$5,074

Exercise of stock options, including tax benefit of $168	68	201	—	—	—	—	201

Payment of notes receivable from shareholders for purchase of common stock	—	—	—	—	230	—	230

Accrued interest receivable from shareholders	—	—	—	—	(187)	—	(187)

Repurchase of common stock	(29,640)	(2)	(4,934)	—	—	(30,064)	(35,000)

Conversion of Series A Redeemable Preferred Stock to common stock	8,000	15,000	—	—	—	—	15,000

Issuance of common stock in the initial public offering, net	10,120	64,856	—	—	—	—	64,856

Compensation expense associated with stock option grants	—	432	—	—	—	—	432

Common stock issued for an acquisition	186	9,282	—	—	—	—	9,282

Dividends on Series B Redeemable Preferred Stock	—	—	(590)	—	—	—	(590)

Unrealized loss on available-for-sale securities	—	—	—	(26)	—	—	(26)

Reclassification of capital distribution in excess of basis in common stock	—	(30,064)	—	—	—	30,064	—

Net income	—	—	3,397	—	—	—	3,397

Comprehensive income	—	—	—	—	—	—	3,371

BALANCE, December 31, 1999	77,810	63,946	1,864	(26)	(3,115)	—	62,669

Exercise of stock options, including tax benefit of $28,786	2,493	33,151	—	—	—	—	33,151

Notes receivable and accrued interest from shareholders for purchase of common stock	339	15,773	—	—	(15,773)	—	—

Repurchase of common stock	(1,718)	(57,964)	—	—	—	—	(57,964)

Issuance of common stock in the secondary public offering, net	3,808	253,469	—	—	—	—	253,469

Common stock issued for employee stock purchase plan	288	3,438	—	—	—	—	3,438

Compensation expense associated with stock option grants	—	3,441	—	—	—	—	3,441

Common stock issued for acquisitions	3,690	185,070	—	—	—	—	185,070

Unrealized gain on available-for-sale securities	—	—		158	—	—	158

Net loss	—	—	(25,078)	—	—	—	(25,078)

Comprehensive loss	—	—	—	—	—	—	(24,920)

BALANCE, December 31, 2000	86,710	500,324	(23,214)	132	(18,888)	—	458,354

Exercise of stock options, including tax benefit of $10,370	1,716	16,296	—	—	—	—	16,296

Accrued interest from shareholders for purchase of common stock	—	—	—	—	(1,221)	—	(1,221)

Payments on notes receivable from shareholders for purchase of common stock	—	—	—	—	2,847	—	2,847

Common stock issued for employee stock purchase plan	203	5,593	—	—	—	—	5,593

Compensation expense associated with stock option grants	—	4,508	—	—	—	—	4,508

Common stock issued for acquisitions	597	10,360	—	—	—	—	10,360

Unrealized gain on available-for-sale securities	—	—	—	390	—	—	390

Net loss	—	—	(55,759)	—	—	—	(55,759)

Comprehensive loss	—	—	—	—	—	—	(55,369)

BALANCE, December 31, 2001	89,226	$537,081	$(78,973)	$522	$(17,262)	$0	$441,368

See accompanying notes to consolidated financial statements

QUEST SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,

	1999	2000	2001

Cash flows from operating activities:

Net income (loss)	$3,397	$(25,078)	$(55,759)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	2,107	47,246	75,659

Compensation expense associated with stock option grants	432	3,441	4,508

Accrued interest receivable from shareholders	(187)	(611)	(1,221)

Deferred income taxes	(1,667)	(19,404)	(5,653)

Provision for bad debts	352	457	789

Losses on equity investments	—	—	4,405

Changes in operating assets and liabilities, net of effects of acquisitions:

Accounts receivable	(11,793)	(17,841)	2,056

Prepaid expenses and other current assets	(2,527)	(6,860)	3,186

Other assets	(288)	(660)	(34)

Accounts payable	1,974	942	18

Accrued compensation	2,544	3,828	3,397

Other accrued expenses	5,366	4,403	(752)

Income taxes payable	2,218	25,227	15,104

Deferred revenue	9,449	11,359	18,457

Other liabilities	—	(561)	349

Net cash provided by operating activities	11,377	25,888	64,509

Cash flows from investing activities:

Purchases of property and equipment	(7,143)	(39,167)	(6,166)

Purchases of software licenses	(350)	(1,265)	(15,913)

Cash paid for acquisitions, net of cash acquired	(1,094	(82,138)	(330)

Purchases of equity investments	—	(8,166)	—

Purchases of marketable securities	(15,510)	(293,852)	(187,233)

Sales and maturities of marketable securities	—	182,824	137,431

Net cash used in investing activities	(24,097)	(241,764)	(72,211)

Cash flows from financing activities:

Proceeds from note payable	10,000	—	—

Repayment of notes payable	(10,918)	(1,939)	(1,163)

Collections of Note receivable from shareholder	—	—	2,847

Repayment of capital lease obligations	(36)	(867)	(312)

Proceeds from issuance of preferred stock	25,000	—	—

Redemption of Series B Redeemable Preferred Stock	(10,000)	—	—

Repurchase of common stock	(35,000)	(57,353)	—

Net proceeds from the sale of common stock	64,856	253,469	—

Proceeds from the exercise of stock options	33	4,365	5,926

Proceeds from employee stock purchase plan	—	3,438	5,593

Repayment of note payable to related party	(8)	—	—

Payment on notes receivable from shareholders for purchase of common stock	230	—	—

Cash dividend paid on Series B Redeemable Preferred Stock	(590)	—	—

Net cash provided by financing activities	43,567	201,113	12,891

Effect of exchange rate changes on cash and cash equivalents	(185)	275	(65)

Net increase (decrease) in cash and cash equivalents	$30,622	$(14,488)	$5,124

Cash and cash equivalents, beginning of period	8,981	39,643	25,155

Cash and cash equivalents, end of period	$39,643	$25,155	$30,279

See accompanying notes to consolidated financial statements.

	Year Ended December 31,

	1999	2000	2001

Supplemental disclosures of consolidated cash flow information:

Cash paid for interest	$240	$32	$103

Cash paid (received) for income taxes	$1,874	$(59)	$(3,642)

Supplemental schedule of non cash investing and financing activities:

Note receivable from shareholders for purchase of common stock		$15,773

Conversion of Series A Redeemable Preferred Stock to Common Stock	$15,000

Tax benefit related to stock option exercises	$168	$28,786	$10,370

Unrealized (loss) gain on available-for-sale securities	$(26)	$158	$390

See Note 2 for details of assets acquired and liabilities assumed in purchase transactions.

See accompanying notes to consolidated financial statements.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

         Nature of Operations and Basis of Presentation —Quest Software, Inc., a California corporation (the Parent) and its subsidiaries (collectively the Company) is a leading developer and vendor of application and database management software products. The Company also provides consulting, training, and support services to its customers. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Parent and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

         Stock Split —On March 9, 2000, the Company’s Board of Directors approved a 2-for-1 stock split of the Company’s common stock. All share, per share, and conversion amounts relating to common stock, preferred stock, and stock options included in the accompanying consolidated financial statements and footnotes have been restated to reflect the effect of such stock split for all periods presented.

         Foreign Currency Translation —In accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation, the United States dollar is considered to be the functional currency for the Company’s foreign subsidiaries, as such subsidiaries act as sales offices for the Parent. Property, plant and equipment, cost of goods sold, and depreciation for those operations are remeasured from foreign currencies into U.S. dollars at historical exchange rates; other accounts are translated at current exchange rates. Therefore, gains or losses from translation adjustments are included in other income in the Company’s consolidated statements of operations. Translation adjustments were not material for the years ended December 31, 1999, 2000, and 2001.

         Fair Value of Financial Instruments —The Company’s consolidated balance sheets include the following financial instruments: cash and marketable securities, accounts receivable, investments, accounts payable, and accrued liabilities. The Company considers the carrying value of all financial instruments in the consolidated financial statements to approximate fair value because of the relatively short period of time between origination of the instruments and their expected realization, or because they are carried at fair value.

         Cash and Cash Equivalents —Cash equivalents include short-term, highly liquid investments with original maturities of three months or less. Interest income, included in other income (expense), net in the accompanying consolidated statements of operations, was $1.5 million, $13.5 million, and $10.8 million for the years ended December 31, 1999, 2000, and 2001, respectively.

         Concentration of Credit Risk –- Financial instruments that potentially expose the Company to credit risk include cash and cash equivalents, investments, and accounts receivable. Trade receivables potentially subject the Company to concentrations of credit risk. The Company closely monitors extensions of credit and has not experienced significant credit losses in the past. The Company maintains reserves for estimated credit losses and sales returns, and such reserves have historically been within management’s expectations. No single customer accounted for 10% or more of total revenues or accounts receivable in 1999, 2000, or 2001.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         Investments —The Company has classified all debt securities with original maturities of greater than three months as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity net of applicable income taxes. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. The Company has classified available-for-sale securities as current or long-term based primarily on the maturity date of the related securities.

         The following table summarizes the Company’s investments (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2000	Cost	Gains	Losses	Value

Euro dollar bonds	$32,904	$49	$—	$32,953

Asset-backed securities (semi-annual)	4,489	1	—	4,490

Medium and short-term notes	12,445	26	—	12,471

Asset-backed securities (monthly)	6,812	9	—	6,821

Corporate bonds	59,643	110	—	59,753

Commercial paper	5,158	—	—	5,158

U.S. government agencies — coupon	5,000	25	—	5,025

Total	$126,451	$220	$—	$126,671

Reported As:

Short-term marketable securities				$8,587

Long-term marketable securities				118,084

Total				$126,671

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2001	Cost	Gains	Losses	Value

U.S. government agencies	$44,920	$322	$(143)	$45,098

Corporate bonds	28,125	378	—	28,503

Asset-backed securities	3,514	17	—	3,531

Mortgage-backed securities	99,397	546	(249)	99,694

Total	$175,956	$1,263	$(393)	$176,826

Reported As:

Short-term marketable securities				$22,723

Long-term marketable securities				154,103

Total				$176,826

         The Company also has certain other minority equity investments in non publicly traded companies. These investments are included in other assets on the Company’s consolidated balance sheet at December 31, 2001 and are carried at the lower of cost or fair value. The Company monitors these investments for impairment and as a result recognized a non cash charge of $4.4 million to write down the carrying value of certain equity investments to reflect their estimated fair value. These investments are privately held information technology companies, many of which are in the start-up or development stage. These investments are carried at cost, subject to adjustment for other than temporary impairment. The Company determined that the decline in value in these investments was other than temporary and recognized an impairment loss.

         Long-Lived Assets —The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred. At December 31, 2000 and 2001, there was no impairment of long-lived assets based on the Company’s most recent analysis.

         Property and Equipment —Property and equipment are stated at cost less accumulated depreciation and amortization. Maintenance and repairs are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the estimated useful lives ranging from three to seven years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

improvements or the term of the related lease. Repair and maintenance costs are expensed as incurred.

         Goodwill and Purchased Intangible Assets —Goodwill arising from acquisitions (Note 2) is recorded as the excess of the purchase price over the fair value of assets acquired and was amortized over a useful life of five years. Accumulated goodwill amortization was $94,000, $35.2 million, and $89.5 million at December 31, 1999, 2000, and 2001, respectively. Purchased intangible assets are recorded at the appraised value of technology, workforce, and customer lists acquired and amortized using the straight-line method over estimated useful lives of one to three years. Accumulated amortization of purchased intangible assets was $5.9 million and $16.4 million at December 31, 2000 and 2001, respectively. The net carrying amount of goodwill and purchased intangible assets was considered recoverable at December 31, 2000 and 2001, based on the undiscounted future cash flows expected to be realized from continued sales of the related software products. See "New Accounting Pronouncements.”

         Other Assets -– Other assets include software licenses, prepaid royalties, and other long-term investments. Software licenses are recorded at cost and are amortized over the shorter of the estimated useful lives of the related products or the term of the license, generally three years.

         Revenue Recognition –- The Company records revenue in accordance with FASB Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended.

         Software Licenses, Services, and Post-Contract Customer Support —The Company licenses its products through its direct sales force and indirectly through resellers. Revenues from sales of software licenses, which generally do not contain multiple elements, are recognized upon shipment and transfer of title of the related product to the customer or reseller, if the requirements of SOP 97-2, as amended, are met. If the requirements of SOP 97-2, including evidence of an arrangement, customer acceptance, a fixed or determinable fee, collectibility, or vendor-specific objective evidence about the value of an element are not met at the date of shipment, revenue recognition is deferred until such items are known or resolved. Amounts recorded at December 31, 2000 and 2001 for deferred license revenue represent sales in which the Company has received some payments, but all of the requirements of SOP 97-2 have not been met. Revenue from post-contract customer support is deferred and recognized ratably over the term of the contract. Revenue from consulting and training services is recognized as the services are performed.

         Software Development Costs —Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Because the Company believes that its current process for developing software is essentially completed concurrently with the establishment of technical feasibility, no software development costs have been capitalized as of December 31, 2000 and 2001.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         Other Compensation Costs —The Company records compensation expense for options granted to purchase the Company’s common stock at below fair market value. The expense equals the difference between the fair market value of the Company’s common stock on the grant date and the exercise price of the stock options and is recognized ratably over the vesting period of the stock options, currently four to five years. The following table shows the allocation to Cost of Services Revenues, Sales and Marketing, Research and Development, and General and Administrative expenses of such costs based on the related headcount (in thousands):

	As Reported	Allocation	Total

Year Ended December 31, 1999

Sales and marketing	$32,078	$389	$32,467

Research and development	15,980	24	16,004

General and administrative	9,906	19	9,925

Year Ended December 31, 2000

Cost of services revenues	$10,695	$214	$10,909

Sales and marketing	77,641	1,229	78,870

Research and development	39,747	1,739	41,486

General and administrative	17,679	259	17,938

Year Ended December 31, 2001

Cost of services revenues	$17,369	$443	$17,812

Sales and marketing	121,901	2,178	124,079

Research and development	59,548	3,786	63,334

General and administrative	23,993	595	24,588

         Advertising Expenses –- The Company expenses all advertising costs as incurred, and such costs were $1.0 million, $1.8 million, and $2.8 million for the years ended December 31, 1999, 2000, and 2001, respectively.

         Income Taxes —The Company accounts for its income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Deferred taxes on income result from temporary differences between the reporting of income for financial statements and tax reporting purposes. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

         Stock-Based Compensation —The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.

         Net Income (Loss) Per Share —The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities by including other common stock equivalents, including stock options, in the weighted-average number of common shares outstanding for a period, if dilutive. For the year ended December 31, 2000 and 2001, all potential common stock equivalents have been excluded from the computation of diluted net loss per share because the effect would be antidilutive.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         The table below sets forth the reconciliation of the denominator of the earnings (loss) per share calculation (in thousands):

	Year Ended December 31,

	1999	2000	2001

Shares used in computing basic net income per share	75,354	85,332	87,971

Conversion of Series A preferred stock	2,476	—	—

Dilutive effect of stock options	5,770	—	—

Shares used in computing diluted net income per share	83,600	85,332	87,971

         The diluted shares for the years ended December 31, 2000 and 2001 excludes incremental shares related to stock options in the amount of 5.8 million and 4.3 million, respectively. These shares are excluded due to their antidilutive effect as a result of the Company’s loss during 2000 and 2001. There were no antidilutive shares in 1999.

         The conversion of the Series A preferred stock into common stock reflects the weighted average of such shares per SFAS No. 128.

         Comprehensive Income (Loss) —The difference between net income (loss) and comprehensive net income (loss) was an unrealized loss on available-for-sale securities of $26,000 for the year ended December 31, 1999 and an unrealized gain on available-for-sale securities of $158,000 and $390,000 for the years ended December 31, 2000 and 2001, respectively.

         Use of Estimates —The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Risks and Uncertainties —The Company is subject to risks and uncertainties in the normal course of business, including customer acceptance of its products, rapid technological changes, delays in introducing and market acceptance of new products, competition, e-business developments, international expansion, ability to attract and retain qualified personnel, ability to protect its intellectual property, and other matters inherent in the software industry.

         Reclassifications – Certain prior year amounts have been reclassified in order to conform with the current year presentation.

New Accounting Pronouncements:

         In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that all business combinations be accounted for using the purchase method and provides new criteria for recording intangible assets separately from goodwill. Existing goodwill and intangible assets will be evaluated against these new criteria, which may result in certain intangible assets being subsumed into goodwill. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized into results of operations, but instead will be evaluated at least annually for impairment and written down when the recorded value exceeds the estimated fair value. The Company adopted the provisions of each statement on January 1, 2002. As a result, the Company has ceased amortization of goodwill, reducing annual amortization expense by

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approximately $57.0 million. The Company is evaluating the full impact of adopting the new standards. In addition, impairment reviews may result in charges against earnings to write down the value of goodwill.

         In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002. The Company has not yet determined what effect this statement will have on its financial statements.

         Also in August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This new statement also supersedes certain aspects of Accounting Principles Board Opinion No. 30 (APB 30), Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions may qualify for discontinued operations treatment. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has not yet determined what effect this statement will have on its financial statements.

2. Acquisitions

         During 2000, the Company completed a total of eight acquisitions for an aggregate purchase price of $270.3 million. The aggregate purchase price consisted of stock valued at $182.6 million and cash of $85.3 million, and direct acquisition costs of $2.4 million. The Company excluded from the purchase prices the aggregate intrinsic value of unvested stock options of $5.3 million, which has been allocated to deferred compensation and will be recognized as non cash compensation expense over the remaining future vesting period of two and one-half years. The Company, acting as escrow agent, has withheld an aggregate of $1.7 million in cash for indemnification obligations of the former principal shareholders of certain of the companies acquired.

         Significant acquisitions in 2000 were of Foglight Software, Inc. (Foglight) and FastLane Technologies, Inc. (FastLane). Foglight was acquired in exchange for 2.4 million shares of the Company’s common stock valued at $101.8 million, cash payments of approximately $500,000 (including $400,000 in direct acquisition costs), and the assumption of unvested Foglight stock options valued at $2.2 million. FastLane was acquired in exchange for 1.1 million shares of the Company’s common stock valued at $63.1 million, cash payments of $34.1 million (including $600,000 in direct acquisition costs), and the assumption of FastLane stock options valued at $7.3 million (excluding intrinsic value of unvested options of $5.3 million).

         During 2001, the Company acquired the outstanding shares of RevealNet, Inc. and substantially all of the assets of Laminar Software, Inc. for an aggregate purchase price of $10.1 million and $2.2 million, respectively. The purchase price for RevealNet, Inc. consisted of stock valued at $10 million and direct acquisition costs of $106,000. The purchase price for Laminar Software, Inc. consisted of stock valued at $1.7 million, cash of $152,000, forgiveness of previous cash advances of $252,000, and direct acquisition costs of $40,000.

         The acquisitions in 2000 and 2001 were accounted as purchase business combinations, and the results of each acquisition’s operations are included in the Company’s consolidated statements of operations from the date of acquisition. The purchase prices of these acquisitions were allocated as follows (in thousands):

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

							Total
	Current	Fixed Assets		Other	Assumed	Deferred	Purchase
	Assets	and Other	Goodwill	Intangibles	Liabilities	Taxes	Price

YEAR ENDED DECEMBER 31, 2000 Foglight Software, Inc.	$637	893	99,285	5,860	(5,728)	3,542	$104,489

FastLane Technologies, Inc.	3,781	1,672	102,673	12,477	(10,639)	(5,469)	104,495

Others	2,733	377	58,065	7,067	(4,345)	(2,546)	61,351

	$7,151	2,942	260,023	25,404	(20,712)	(4,473)	$270,335

YEAR ENDED DECEMBER 31, 2001 RevealNet, Inc.	$714	19	7,330	3,190	(674)	(436)	$10,143

Laminar Software, Inc.	—	114	2,200	—	(129)	—	2,185

	$714	133	9,530	3,190	(803)	(436)	$12,328

         The Company’s financial results for the years ended December 31, 2000 and 2001 include actual results of these acquisitions for the period following dates acquisitions were made. The pro forma results of operations data, 2000 and 2001 presented below assume that the acquisitions had been made at the beginning of each fiscal year, and include amortization of goodwill and identified intangibles from that date. The pro forma data is presented for informational purposes only and is not necessarily indicative of the results of future operations nor of the actual results that would have been achieved had the acquisitions taken place at the beginning of the fiscal year (in thousands):

	Twelve Months Ended December 31,

	2000	2001

Revenues	$177,503	$246,788

Net loss	(56,972)	(56,260)

Net loss per share — basic and diluted	(0.66)	(0.64)

3. Property and Equipment

         Net property and equipment consist of the following at December 31 (in thousands):

	2000	2001

Furniture and fixtures	$6,911	$7,688

Machinery and equipment	26,576	27,490

Computer equipment	15,085	19,000

Computer software	3,823	18,693

Leasehold improvements	2,161	3,465

	54,556	76,336

Less accumulated depreciation and amortization	(7,716)	(18,840)

Property and equipment, net	$46,840	$57,496

4. Related-Party Transactions

         During 1997, the Company received a note receivable from an officer of the Company for the purchase of 7.8 million shares of the Company’s common stock at $0.28 per share. The note receivable, plus accrued interest, was due April 2002 bearing interest at 6.2%. The note receivable and accrued interest was secured by the common stock. In December 2001, the officer repaid the note receivable, plus accrued interest, in full.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         During 1998, the Company received a note receivable from another officer of the Company for the purchase of 1.9 million shares of the Company’s common stock at $0.39 per share. The note receivable, plus accrued interest, is due April 2003 and bears interest at 5.7%. Up to 25% of the unpaid principal and accrued interest may be repaid in each year during the four-year term of the note. The Company has the option to repurchase any shares at the original issuance price associated with the unpaid principal balance if the officer ceases to be employed by the Company. All of the outstanding unpaid principal and interest may be prepaid at any time when the current Chief Executive Officer of the Company ceases to be employed, or immediately prior to a sale of substantially all of the assets of the Company, or a merger in which the Company is not the surviving entity. The note receivable and accrued interest is secured by the common stock.

         In April 1999, the Company repurchased and canceled 29.6 million shares of common stock from a shareholder of the Company at a price of $1.18 per share. The Company also entered into a severance agreement with the shareholder whereby the shareholder will receive $200,000 per year through 2002 and provides for use of a company car and related expenses and medical benefits. The Company recorded approximately $700,000 of expense related to the agreement in April 1999, which is included in compensation and other costs in the accompanying consolidated financial statements.

         In August 2000, the Company received a note receivable from an officer of the Company for the purchase of 339,000 shares of the Company’s common stock at $46.50 per share. The note receivable, plus accrued interest, is due August 2007 and bears interest at 6.33% per annum. The note receivable and accrued interest are secured by the common stock and are deemed fully collectible at December 31, 2001.

5. Long-Term Debt

         In conjunction with an acquisition, the Company assumed a $4.4 million zero-interest loan related to a research and development funding arrangement with the Province of Nova Scotia. The Company has imputed interest on the loan of $1.2 million, which will be amortized to interest expense over the term of the loan. The repayments have been fixed at $1.2 million each July of 2001, 2002, and 2003, with the balance repayable in 2004.

6. Income Taxes

         The provision for income taxes consists of the following for the years ended December 31 (in thousands):

	1999	2000	2001

Current:

Federal	$2,763	$21,434	$9,743

State	402	4,516	1,557

Foreign	808	109	149

	3,973	26,059	11,449

Deferred:

Federal	(1,391)	(15,080)	(4,083)

State	(309)	(4,277)	(3,352)

Foreign	(122)	103	(4,646)

Change in valuation allowance	122	—	6,493

	(1,700)	(19,254)	(5,588)

Total income tax provision	$2,273	$6,805	$5,861

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         The reconciliation of the U.S. federal statutory rate to the effective income tax rate for the years ended December 31, 1999, 2000, and 2001, is as follows:

	1999	2000	2001

Tax provision (benefit) at U.S. federal statutory rates	35.0%	(35.0)%	(35.0)%

State taxes	1.1	0.8	(1.9)
Amortization	0.6	67.6	38.1

Foreign taxes and foreign losses without tax benefit	8.3	8.1	13.5

Research and development credits	(4.7)	(5.6)	(5.8)

Other	(0.2)	1.3	2.9

	40.1%	37.2%	11.8%

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2000 and 2001 are as follows (in thousands):

	2000	2001

Deferred tax assets:

Accounts receivable and sales returns reserves	$1,709	$1,435

Accrued liabilities	1,884	3,125

Foreign net operating loss carryforwards	10,136	15,050

U.S. net operating loss carryforwards	9,330	18,895

Stock compensation	1,655	1,189

Tax credits	5,306	10,511

Deferred revenue	11,313	9,677

Other	313	2,543

Total gross deferred assets	41,646	62,425

Deferred tax liabilities:

Intangibles	(7,853)	(3,191)

State taxes	(1,961)	(3,905)

Fixed assets	(323)	(2,611)

Total gross deferred liabilities	(10,137)	(9,707)

Valuation allowance	(13,675)	(29,731)

Net deferred income taxes	$17,834	$22,987

Less current portion	(14,833)	(12,085)

	$3,001	$10,902

         At December 31, 2001, the Company has recorded a valuation allowance of $29.7 million on its deferred tax assets. Based on the weight of available evidence, the Company believes that it is more likely than not that these deferred tax assets will not be realized. Approximately $9.5 million of the change in the valuation allowance relates to net operating losses from stock option exercises. If these deferred tax assets are realized in the future, the tax benefit will be credited to shareholders’ equity.

         At December 31, 2001 the Company has federal, state, and foreign net operating loss carryforwards of $38.7 million, $66.9 million, and $36.4 million which begin to expire in 2018, 2005, and 2002, respectively. Approximately $12.7 million of the federal and $12.8 million of the state net operating loss carryforwards relate to acquired companies and are subject to limitations on their utilization.

         At December 31, 2001 the Company had federal and state tax credit carryforwards of $6.2 million and $4.3 million, respectively, which begin to expire in 2018.

         Tax benefits associated with the exercise of stock options of $28.8 million and $10.3 million in 2000 and 2001, respectively were credited to shareholders’ equity.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         Income (loss) before income taxes consists of the following components (in thousands):

	1999	2000	2001

United States	$4,547	$(1,440)	$(4,039)

Foreign	1,123	(16,833)	(45,859)

Total	$5,670	$(18,273)	$(49,898)

         Undistributed earnings of the Company’s foreign subsidiaries were immaterial as of December 31, 2001. Those earnings are considered to be permanently reinvested. Accordingly, no provision for U.S. federal or state income tax has been provided thereon.

7. Shareholders’ Equity

         In April 1999, the Company issued 2.7 million shares of Series A preferred stock for $15.0 million, and 1.8 million shares of Series B redeemable preferred stock for $10.0 million. In connection with the Company’s initial public offering in August 1999, all outstanding shares of Series A preferred stock were converted into 8.0 million shares of common stock and all outstanding shares of the Series B redeemable preferred stock shares were redeemed for $10.0 million, plus dividends of $590,000.

         In August 1999, the Company completed an initial public offering of 8.8 million shares of its common stock. The Company received net proceeds of $64.9 million after deducting underwriting and offering expenses.

         In March 2000, the Company and certain selling shareholders sold 8.4 million shares of its common stock as part of a secondary offering. Of the shares sold in the offering, 3.8 million shares were sold by the Company and 4.6 million shares were sold by selling shareholders. The Company’s net proceeds from its sale of stock were $253.5 million, after underwriting and offering expenses. The Company did not receive any proceeds from the shares sold by selling shareholders.

         In December 2000, the Board of Directors authorized a stock repurchase program under which the Company may purchase up to 2 million shares of its common stock. Under the repurchase program, the Company may purchase shares from time to time at varying prices in open market or private transactions. The Company did not set any timeline within which repurchases would be made and has not committed to repurchase any specific amount of shares. As of December 31, 2000, the Company had repurchased 1.7 million shares for approximately $57.4 million. During 2000, the Company also repurchased approximately 1,000 shares issued to former shareholders of an acquisition for approximately $600,000. All shares repurchased have been cancelled and returned to the status of authorized and unissued.

         In October 2001, the Board of Directors increased the total number of shares authorized for repurchase under the Company’s stock repurchase program from 2 million shares to 5 million. No additional shares were repurchased in 2001.

8. Employee Benefit Plans

Stock Option Plans

         The Company’s stock option plans provide for the issuance of stock options to employees, directors, and consultants of the Company. The options are generally granted at the fair market value of the Company’s common stock at the grant date, expire ten years from the date of grant, and ratably vest over a four- to five-year period. As of December 31, 2001, the Company has authorized 22.8 million shares for issuance under the plans, of which 3.0 million shares are available for future grant.

         As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has chosen to continue to account for its stock-based compensation plans under APB Opinion No. 25 and provide the expanded disclosures specified in SFAS No. 123. Had compensation cost been determined using the provisions of SFAS No. 123, the Company’s net income (loss) available to common shareholders would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,

	1999	2000	2001

Net income (loss) applicable to common shareholders:

As reported	$2,807	$(25,078)	$(55,759)

Pro forma	$202	$(47,691)	$(91,318)

Basic net income (loss) per share:

As reported	$0.04	$(0.29)	$(0.63)

Pro forma	$—	$(0.56)	$(1.04)

Diluted net income (loss) per share:

As reported	$0.03	$(0.29)	$(0.63)

Pro forma	$—	$(0.56)	$(1.04)

         For purposes of estimating the compensation cost of the Company’s option grants in accordance with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Weighted-average assumptions used for 1999 were: expected volatility of 221%; risk-free interest rates of 6%; and expected lives of five years. Weighted-average assumptions for 2000 were: expected volatility of 122%; risk-free interest rates of 6%; and expected lives of five years. Weighted-average assumptions for 2001 were: expected volatility of 103%; risk-free interest rates of 5%; and expected lives of five years.

         A summary of the status of the Company’s stock option plans as of December 31, 1999, 2000, and 2001, and changes during the years ending on those dates is presented below (in thousands, except per share data):

	1999		2000		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of period	6,734	$0.60	10,512	$3.44	10,641	$12.56

Granted	4,782	$7.03	4,142	$29.42	8,895	$14.16

Exercised	(68)	$.50	(2,493)	$1.81	(1,716)	$3.76

Canceled	(936)	$1.60	(1,520)	$13.03	(2,252)	$19.08

Balance, end of period	10,512	$3.44	10,641	$12.56	15,568	$13.56

Exercisable, end of period	1,406	$1.03	1,684	$4.13	2,922	$8.82

Weighted-average fair value of options granted during the year		$6.71		$30.90		$14.16

         During 1999, options to purchase an aggregate of 1.5 million shares, with a weighted-average exercise price of $6.65 per share, were granted with below market exercise prices. During 2000, options to purchase an aggregate of 594,000 shares, with a weighted-average exercise price of $26.84 per share, were granted with below market exercise prices. No options were granted during 2001 with below market exercise prices. Included in compensation and other costs in the accompanying consolidated financial statements is $3.4 million and $4.5 million of expense recorded during the years ended December 31, 2000 and 2001, respectively, associated with such option grants. Future costs of these grants will be approximately $3.5 million in 2002 and $1.7 million, thereafter. The expense equals the difference between the fair market value of the

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company’s common stock on the grant date and the exercise price of the stock options and is recognized ratably over the vesting period of the stock options, currently four to five years.

         The following tables summarizes information about stock options outstanding at December 31, 2001 (numbers of shares in thousands):

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$0.50 - 0.50	1,955	6.49	$0.50	1,278	$0.50

$0.59 - 1.89	1,699	7.05	$1.24	705	$1.14

$3.00 – 10.46	849	8.51	$7.29	132	$5.05

$10.74 – 10.74	3,265	9.75	$10.74	—	—

$12.92 – 12.92	3	1.49	$12.92	2	$12.92

$14.81 – 14.81	1,368	9.26	$14.81	—	—

$15.13 – 15.13	2,515	9.24	$15.13	—	—

$15.13 – 25.38	1,434	8.83	$22.33	171	$22.01

$26.50 – 26.50	1,602	8.28	$26.50	349	$26.50

$27.00 – 53.41	878	8.43	$38.52	285	$37.34

	15,568		$13.56	2,922	$8.82

Employee Stock Purchase Plan

         Under the Company’s 1999 Employee Stock Purchase Plan, the Company is authorized to issue up to 1.2 million shares of common stock to eligible employees and the employees of participating subsidiaries. Individuals who are scheduled to work more than 20 hours per week for more than five calendar months per year are eligible to participate in the plan. A participant may contribute up to 15% of their cash earnings, and the accumulated payroll deductions will be applied to the purchase of shares on semi-annual purchase dates. The purchase price per share will be equal to 85% of the fair market value of the common stock on the start date of the purchase period or, if lower, the fair market value on the semi-annual purchase date. Semi-annual purchase dates will occur on the last business day of January and July each year.

         At December 31, 2001, 708,000 shares of common stock were reserved for issuance. In January 2001, 94,000 shares of common stock were purchased under the Company’s Employee Stock Purchase Plan at a price of $31.82 per share. In July 2001, 109,000 shares of common stock were purchased under the Company’s Employee Stock Purchase Plan at a price of $23.86 per share. At December 31, 2001, $2.4 million was recorded in accrued liabilities that employees had deposited for purchases of common stock under the plan for the current offering period, which expired on January 31, 2002.

Employee 401(k) Plan

         The Company sponsors the Quest Software, Inc. 401(k) Plan (the Plan) covering substantially all employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from 1% to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Plan provides for discretionary contributions, as determined by the Board of Directors. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. Participant contributions vest immediately. Discretionary contributions made by the Company vest over a three-year period. The Company’s discretionary contributions to the Plan totaled $929,000, $1.0 million, and $988,000 for the years ended December 31, 1999, 2000, and 2001, respectively.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and Contingencies

         The Company leases its office facilities and certain equipment under various operating leases. A majority of these leases are non-cancelable and obligate the Company to pay costs of maintenance, utilities, and applicable taxes. The leases on most of the office facilities contain escalation clauses and renewal options. Total rent expense was $2.6 million, $6.5 million, and $12.2 million for the years ending December 31, 1999, 2000, and 2001, respectively.

         Minimum lease commitments under non-cancelable operating leases as of December 31, 2001 are as follows (in thousands):

Year ending December 31:

2002	$11,501

2003	9,820

2004	7,607

2005	6,186

2006	2,748

Thereafter	844

$38,706

         The Company is involved in various claims and legal actions arising in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of such claims and legal actions may adversely affect the Company. However, it is the opinion of management that the ultimate disposition of these matters will not materially affect the Company’s results of operations or financial position.

10. Geographic and Segment Information

         Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The operating segments of the Company are managed separately because each segment represents a strategic business unit that offers different products or services.

         The Company’s reportable operating segments include Licenses and Services. The Licenses segment develops and markets the Company’s software products. The Services segment provides after-sale support for software products and fee-based training and consulting services related to the Company’s products.

         The Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only revenues, cost of revenues, and gross profit, as this information and the geographic information described below are the only information provided to the chief operating decision maker on a segment basis.

         Reportable segment data for the three years in the period ended December 31, 2001, is as follows (in thousands):

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Licenses	Services	Total

Year ended December 31, 1999:

Revenues	$54,269	$16,599	$70,868

Cost of revenues	2,998	4,195	7,193

Gross profit	$51,271	$12,404	$63,675

Year ended December 31, 2000:

Revenues	$126,767	$38,820	$165,587

Cost of revenues	8,609	10,695	19,304

Gross profit	$118,158	$28,125	$146,283

Year ended December 31, 2001:

Revenues	$174,134	$71,216	$245,350

Cost of revenues	12,513	17,369	29,882

Gross profit	$161,621	$53,847	$215,468

         Revenues are attributed to geographic areas based on the location of the entity to which the products or services were sold. Revenues, gross profit, income (loss) from operations and long-lived assets concerning principal geographic areas in which the Company operates are as follows (in thousands):

	North		Other
	America (1)	Europe	International	Total

Year ended December 31, 1999:

Revenues	$55,532	$13,213	$2,123	$70,868

Gross profit	55,389	6,862	1,424	63,675

Income from operations	3,270	498	700	4,468

Long-lived assets	17,682	411	538	18,631

Year ended December 31, 2000:

Revenues	$136,847	$25,901	$2,839	$165,587

Gross profit	131,363	13,732	1,189	146,283

Income (loss) from operations	(27,447)	(142)	(2,287)	(29,876)

Long-lived assets	300,136	1,202	1,360	302,698

Year ended December 31, 2001:

Revenues	$196,981	$42,534	$5,835	$245,350

Gross profit	185,584	27,042	2,843	215,468

Income (loss) from operations	(43,395)	(8,695)	(1,611)	(53,701)

Long-lived assets	256,973	1,635	1,594	260,202

(1)	Principally represents operations in the United States

QUEST SOFTWARE, INC.

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNT

	Balance at	Charges		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Period

	(In Thousands)
Year ended December 31, 1999:

Allowance for doubtful accounts and sales returns	$1,052	$5,451	$(3,264)	$3,239

Year ended December 31, 2000:

Allowance for doubtful accounts and sales returns	$3,239	$9,990	$(3,253)	$9,976

Year ended December 31, 2001:

Allowance for doubtful accounts and sales returns	$9,976	$7,146	$(7,171)	$9,951

S-1

EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT TITLE

3.1	Second Amended and Restated Articles of Incorporation.(1)

3.2	Second Amended and Restated Bylaws, as amended.(2)

3.3	Certificate of Amendment of Second Amended and Restated Articles of Incorporation.(3)

3.4	Certificate of Amendment of Bylaws(4)

4.1	Form of Registrant’s Specimen Common Stock Certificate.(1)

10.1++	Registrant’s 1998 Stock Option/Stock Issuance Plan.(1)

10.2++	Registrant’s 1999 Stock Incentive Plan.(1)

10.3++	Registrant’s 1999 Employee Stock Purchase Plan.(1)

10.4	Form of Directors’ and Officers’ Indemnification Agreement.(1)

10.5	Office Space Lease dated as of June 17, 1999 between The Irvine Company and Quest Software, Inc.(1)

10.6	Office Lease between The Northwestern Mutual Life Insurance Company (Landlord) and Quest Software, Inc. (Tenant) dated as of September 30, 1999.(2)

10.7	Office lease, dated June 2000, between Fund VIII and Fund IX Associates and Quest Software, Inc.(5)

10.8++	Registrant’s 2001 Stock Incentive Plan(6)

21.1	Subsidiaries of the Company.

23.1	Consent of Deloitte & Touche LLP.

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-80543).

(2)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-30816).

(3)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.

(4)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001

(5)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 30, 2000

(6)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (File No. 333-82784) filed on February 14, 2002

++	Indicates a management contract or compensatory arrangement.