Form 10-Q
period 2002-03-31
QUEST SOFTWARE INC
filed 2002-05-15
CIK 1088033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of shares outstanding of the Registrant’s Common Stock, no par value, as of May 10, 2002 was 90,269,212.

QUEST SOFTWARE, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1: Financial Statements

QUEST SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS
	December 31, 2001	March 31, 2002
		(Unaudited)
Current assets:
Cash and cash equivalents	$30,279	$30,995
Short-term marketable securities available for sale	23,039	21,083
Accounts receivable, net	35,783	27,135
Prepaid expenses and other current assets	8,230	8,164
Deferred income taxes	12,085	11,005

Total current assets	109,416	98,382
Property and equipment, net	57,496	54,614
Long-term marketable securities	153,838	167,326
Goodwill and purchased intangible assets, net	202,706	208,357
Deferred income taxes	10,902	10,902
Other assets	5,767	5,823

Total assets	$540,125	$545,404

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,495	$4,978
Accrued compensation	12,764	12,116
Other accrued expenses	21,720	17,548
Income taxes payable	3,243	2,849
Deferred revenue	50,395	55,158

Total current liabilities	93,617	92,649
Long-term liabilities and other	5,140	5,827
Shareholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value, 150,000 shares authorized; 89,226 and 90,211 issued and outstanding at December 31, 2001 and March 31, 2002, respectively	537,081	542,040
Accumulated deficit	(78,973)	(77,251)
Accumulated other comprehensive income (loss)	522	(324)
Notes receivable from sale of common stock	(17,262)	(17,537)

Total shareholders’ equity	441,368	446,928

Total liabilities and shareholders’ equity	$540,125	$545,404

See accompanying notes to the consolidated financial statements.

QUEST SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2001	2002
Revenues:
Licenses	$48,429	$37,490
Services	15,008	21,903

Total revenues	63,437	59,393
Cost of revenues:
Licenses	889	724
Services	4,403	4,311
Amortization of purchased intangible assets	2,035	1,402

Total cost of revenues	7,327	6,437

Gross profit	56,110	52,956
Operating expenses:
Sales and marketing	30,860	29,694
Research and development	13,930	14,835
General and administrative	6,353	5,851
Other compensation costs and intangible amortization	15,982	1,310

Total operating expenses	67,125	51,690

Income (loss) from operations	(11,015)	1,266
Other income, net	1,777	1,617

Income (loss) before income taxes	(9,238)	2,833
Income tax provision	5,543	1,162

Net income (loss)	$(14,781)	$1,721

Net income (loss) per share:
Basic and Diluted	$(0.17)	$0.02

Weighted average shares:
Basic	87,016	89,748
Diluted	87,016	93,808

See accompanying notes to the consolidated financial statements.

QUEST SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2001	2002
Cash flows from operating activities:
Net income (loss)	$(14,781)	$1,721
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,453	5,302
Compensation expense associated with stock option grants	2,029	924
Accrued interest receivable from shareholders	(301)	(275)
Deferred income taxes	—	1,097
Provision for bad debts	285	146
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,170	8,432
Prepaid expenses and other current assets	329	52
Other assets	(496)	(67)
Accounts payable	(322)	(510)
Accrued compensation	948	(618)
Income taxes payable	5,474	745
Other accrued expenses	(3,848)	(4,057)
Other liabilities	(226)	(59)
Deferred revenue	8,717	4,796

Net cash provided by operating activities	17,431	17,629
Cash flows from investing activities:
Purchases of property and equipment	(12,534)	(3,051)
Cash paid for acquisition, net of cash acquired (Note 3)	—	(4,063)
Purchases of marketable securities	(18,939)	(21,823)
Sales and maturities of marketable securities	20,277	9,455

Net cash used by investing activities	(11,196)	(19,482)
Cash flows from financing activities:
Repayment of notes payable	—	(191)
Repayment of capital lease obligations	(146)	(27)
Proceeds from exercise of stock options	905	615
Proceeds from employee stock purchase plan	2,992	2,522

Net cash provided by financing activities	3,751	2,919
Effect of exchange rate changes on cash and cash equivalents	28	(350)

Net increase in cash and cash equivalents	10,014	716
Cash and cash equivalents, beginning of period	25,155	30,279

Cash and cash equivalents, end of period	$35,169	$30,995

Supplemental disclosures of consolidated cash flow information:
Cash paid for:
Interest	$36	$13

Income taxes, net of refunds	$66	$2

Supplemental schedule of noncash investing and financing activities:
Unrealized (loss) gain on available-for-sale securities	$258	$(846)

Tax benefit related to stock option exercises	$5,523	$1,128

See accompanying notes to the consolidated financial statements.

QUEST SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2001	2002
Net income (loss)	$(14,781)	$1,721
Accumulated other comprehensive income (loss):
Unrealized (loss) gain on available-for-sale securities	258	(846)

Comprehensive income (loss)	$(14,523)	$875

See accompanying notes to the consolidated financial statements.

QUEST SOFTWARE, INC.

NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Quest Software, Inc., a California corporation (the “Company” or “Quest”), as of March 31, 2002 and for the three months ended March 31, 2001 and 2002 reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Certain reclassifications have been made to the prior-years’ balances to conform to the current year’s presentation, which includes the adoption of Emerging Issues Task Force (“EITF”) D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” The result of this adoption was an increase in total services revenue with a corresponding increase in cost of services revenue of $325,000 for the three months ended March 31, 2001. The impact for the current year is higher services revenue and cost of services revenue of $168,000. These amounts were previously offset against cost of services revenue.

These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the quarter or full year ending December 31, 2002 or any other future period.

2. New Accounting Pronouncements

Effective the beginning of the first quarter of 2002, the company completed the adoption of Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. As required by SFAS No. 142, the company discontinued amortizing the remaining balances of goodwill as of the beginning of fiscal 2002. All remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In conjunction with the implementation of SFAS No. 142, the Company is evaluating the full impact of adopting the new standard. In addition, impairment reviews may result in charges against earnings to write down the value of goodwill.

A reconciliation of previously reported net income (loss) and earnings (loss) per share to the amounts adjusted for the exclusion of goodwill and workforce-in-place amortization, net of the related income tax effect, is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2001	2002
Reported net income (loss)	$(14,781)	$1,721
Goodwill and workforce amortization (net of tax)	13,526	—

Adjusted net income (loss)	$(1,255)	$1,721

Reported basic and diluted income (loss) per share	$(0.17)	$0.02
Goodwill and workforce amortization (net of tax)	0.16	—

Adjusted basic and diluted income (loss) per share	$(0.01)	$0.02

Weighted average shares:
Basic	87,016	89,748
Diluted	87,016	93,808

The net carrying value of goodwill and amortized intangible assets as of March 31, 2002 is comprised of the following:

Goodwill	$196,081
Amortized intangible assets	12,276

$208,357

Amortized intangible assets as of March 31, 2002 are comprised of the following:

	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	23,117	(14,443)	8,674
Customer list	2,501	(1,167)	1,334
Non-compete agreement	2,200	(183)	2,017
Other	2,263	(2,012)	251

	30,081	(17,805)	12,276

Amortization expense for amortized intangible assets was $1.9 million for the three months ended March 31, 2002. Estimated annual amortization expense by fiscal year is as follows: 2002—$7.4 million; 2003—$5.7 million; 2004—$1.1 million; 2005—$.02 million. All intangible assets currently recorded will be fully amortized by the end of 2005.

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

Also in August 2001, the FASB issued Statement of Financial Accounting Standard No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This new statement also supersedes certain aspects of Accounting Principles Board (“APB”) 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions may qualify for discontinued operations treatment. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company adopted SFAS 144 effective January 1, 2002. The adoption of SFAS 144 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

3. Acquisitions

On February 1, 2002, the Company acquired the outstanding shares of BB4 Technologies, Inc. for a purchase price of $6.6 million. The purchase price for BB4 Technologies, Inc. consisted of $4.2 million cash, direct acquisition costs of $179,000, and future payments of $2.2 million related to non-compete agreements with former employees. The acquisition was accounted for as a purchase with the purchase price allocated as follows (in thousands):

Current assets	$123
Goodwill and other intangibles	7,589
Deferred taxes	(1,097)
Liabilities assumed	(60)

Total purchase price	$6,555

Operations of the companies acquired throughout fiscal 2001 and 2002 are included in the consolidated financial statements from the dates of acquisition. The first quarter of 2002 includes actual results of this acquisition. The acquisition, if it had been made in the beginning of 2001, would not have a significant impact on revenues, net loss, and net loss per share – basic and diluted.

4. Other Compensation Costs

The Company records compensation expense for options to purchase the Company’s common stock granted with an exercise price below fair market value. The expense equals the difference between the fair market value of the Company’s common stock on the grant date and the exercise price of the stock options and is recognized ratably over the vesting period of the stock options, currently four to five years. The following table shows the allocation to Cost of Services Revenues, Sales and Marketing, Research and Development and General and Administrative expenses of such costs based on the related headcount (in thousands):

	As Reported	Allocation	Pro Forma
Three Months Ended March 31, 2001
Cost of services revenues	$4,403	$126	$4,529
Sales and marketing	30,860	725	31,585
Research and development	13,930	1,025	14,955
General and administrative	6,353	153	6,506
Three Months Ended March 31, 2002
Cost of services revenues	$4,311	$64	$4,375
Sales and marketing	29,695	336	30,031
Research and development	14,835	432	15,267
General and administrative	5,851	92	5,943

5. Net Loss Per Share

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

The table below sets forth the reconciliation of the denominator of the earnings per share calculations (in thousands):

	Three Months Ended March 31,
	2001		2002
Shares used in computing basic net income (loss) per share	87,016		89,748
Dilutive effect of stock options	—	(1)	4,060

Shares used in computing diluted net income (loss) per share	87,016		93,808

(1)
Effect would have been anti-dilutive, accordingly, the amount is excluded from shares used in computing diluted net loss per share. The dilutive effect of stock options would have been 3,985 for the three months ended March 31, 2001.

6. Shareholders’ Equity

In January 2002, 124,095 shares of common stock were purchased under the Company’s Employee Stock Purchase Plan at a price of $20.26 per share.

7. Stock Option Plans

The following table summarizes information about stock options outstanding as of March 31, 2002 (in thousands, except for per share data):

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER OF OPTIONS EXERCISABLE AS OF MARCH 31, 2002
Balance at December 31, 2001	15,568	$13.56
Granted	246	16.46
Exercised	(860)	.73
Canceled	(286)	23.18

Balance at March 31, 2002	14,668	$14.24	3,119

8. Operating Segment Data

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The operating segments of the Company are managed separately because each segment represents a strategic business unit that offers different products or services.

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

Reportable segment data for the three months ended March 31, 2001 and 2002 were as follows (in thousands):

	LICENSES	SERVICES	TOTAL
Three months ended March 31, 2001
Revenues	$48,429	$15,008	$63,437
Cost of Revenues	2,924	4,403	7,327

Gross profit	$45,505	$10,605	$56,110

Three months ended March 31, 2002
Revenues	$37,490	$21,903	$59,393
Cost of Revenues	2,126	4,311	6,437

Gross profit	$35,364	$17,592	$52,956

Revenues are attributed to geographic areas based on the location of the entity to which the products or services were sold. Revenues, gross profit, income (loss) from operations and long-lived assets concerning principal geographic areas in which the Company operates are as follows (in thousands):

	NORTH AMERICA(1)	EUROPE	OTHER INTERNATIONAL	TOTAL
Three months ended March 31, 2001
Revenues	$52,437	$9,272	$1,728	$63,437
Gross profit	50,839	5,099	172	56,110
Loss from operations	(1,765)	(2,366)	(6,884)	(11,015)
Long-lived assets	292,703	1,611	1,309	295,623

Three months ended March 31, 2002
Revenues	$46,509	$11,320	$1,564	$59,393
Gross profit	44,621	7,431	904	52,956
Income (loss) from operations	2,386	(1,362)	242	1,266
Long-lived assets	260,016	1,528	1,427	262,971

(1)	Principally represents operations in the United States.

9. Investments

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

The Company also has certain other minority equity investments in non-publicly traded companies. These investments are included in other assets on the Company’s consolidated balance sheet at March 31, 2002 and are carried at the lower of cost or fair value, subject to adjustment for other than temporary impairment. These investments are privately held information technology companies, many of which are in the start-up or development stage. The Company monitors these investments for impairment and does not believe that any impairment exists for the three months ended March 31, 2002.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Numerous important factors, risks and uncertainties affect our operations and could cause actual results to differ materially from those expressed or implied by these or any other forward-looking statements made by us or on our behalf. Readers are urged to carefully review and consider the various disclosures made in this report, including those described under “Risk Factors,” and in other filings with the SEC, that describe certain risks and factors that may affect our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management’s opinions only as of the date thereof. We do not assume any obligation to revise or update forward-looking statements. Finally, our historic results should not be viewed as indicative of future performance.

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

Our revenues comprise software license fees and services fees. Our software licensing model is based on perpetual license fees, and our licenses are either server-based or, for our SQL development and report management tools, user-based. Services revenues consist primarily of annual maintenance contracts for technical support and product enhancements. Services revenues also include consulting services and training revenues. Our policies for recognizing license and services revenues are described in Footnote 1 “Description of Business and Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations

The following table sets forth certain consolidated statements of operations data as a percentage of total revenues, except as indicated:

	Three Months Ended March 31,
	2001	2002
Revenues:
Licenses	76.3%	63.1%
Services	23.7	36.9

Total revenues	100.0	100.0
Cost of revenues:
Licenses	1.4	1.2
Services	6.9	7.3
Amortization of purchased intangible assets	3.2	2.4

Total cost of revenues	11.5	10.9

Gross profit	88.4	89.1

Operating expenses:
Sales and marketing	48.6	50.0
Research and development	22.0	25.0
General and administrative	10.0	9.9
Other compensation costs and intangible amortization	25.2	2.2

Total operating expenses	105.8	87.1

(Loss) income from operations	(17.4)	2.0
Other income, net	2.8	2.7

(Loss) income before income taxes	(14.6)	4.7
Income tax provision	8.7	2.0

Net (loss) income	(23.3)%	2.7%

As a percentage of related revenues:
Cost of licenses	1.8%	1.9%
Cost of services	29.3%	19.7%

Three Months Ended March 31, 2001 and 2002

Revenues

Total revenues for the three months ended March 31, 2002 were $59.4 million, a decrease of 6.4% from the comparable period of 2001. Revenues outside of North America for the three months ended March 31, 2002 were $12.9 million, an increase of 17.1% from the comparable period of 2001.

License Revenues—License revenues for the three months ended March 31, 2002 were $37.5 million, a decrease of 22.6% from the comparable period of 2001. License revenues represented 63.1% of total revenues for the three months ended March 31, 2002, compared to 76.3% for the same period of 2001. License revenues outside of North America accounted for 18.3% and 24.9% of total license revenues for the three months ended March 31, 2001 and 2002, respectively. The decrease in total license revenues from the prior year is primarily the result of reduced IT spending levels and associated difficulties of closing larger sales transactions.

Service Revenues—Service revenues for the three months ended March 31, 2002 were $21.9 million, an increase of 45.9% from the comparable period of 2001. Service revenues represented 23.7% and 36.9% of total revenues for the three months ended March 31, 2001 and 2002, respectively. Service revenues outside of North America accounted for 14.1% and 16.2% of total service revenues for the three months ended March 31, 2001 and 2002, respectively. Maintenance and support revenues represent the bulk of service revenues. Maintenance and support revenues represent the ratable recognition of fees to enroll licensed products in our software maintenance, enhancement and support program. The growth in service revenues reflects the increase in first-year maintenance and support fees associated with the growth in product license sales in prior quarters. The growth in service revenues also derived from higher support renewal fees as the installed base of customers grew and we significantly improved our support renewal billing processes.

Cost of Revenues

Cost of Licenses—Cost of licenses primarily consists of third-party software royalties, product packaging, documentation, duplication, and amortization of purchased software rights. Cost of licenses were $0.7 million for the three months ended March 31, 2002, versus $0.9 million in the comparable period of 2001, representing a decrease of 18.6%. Cost of licenses as a percentage of license revenues was 1.8% and 1.9% for the three months ended March 31, 2001 and 2002, respectively.

Cost of Services—Cost of services primarily consists of personnel related costs and facilities and systems costs used in providing support, consulting, and training services. Cost of services for the three months ended March 31, 2002 were $4.3 million versus $4.4 million for the comparable period of 2001, representing a decrease of 2.1%. Cost of services as a percentage of services revenues were 29.3% and 19.7% for the three months ended March 31, 2001 and 2002, respectively. The improvement in gross margin is primarily due to a much lower rate of increase in support headcount compared to the increase in support service revenues and from the shift in service revenues mix towards a greater contribution from higher margin support services.

Amortization of Purchased Intangible Assets—Amortization of purchased intangible assets includes amortization of the fair value of acquired technology associated with acquisitions made during 2000, 2001, and 2002. Amortization of purchased intangible assets was $1.4 million during the three months ended March 31, 2002 versus $2.0 million in the same period of 2001, representing a decrease of 31.1%. The decrease is due to the completion of amortization of purchased intangible assets related to acquisitions made in 2000.

Operating Expenses

Sales and Marketing—Sales and marketing expenses consist primarily of salaries, sales commissions, benefits, recruiting costs, trade shows, travel and entertainment and other marketing communications costs such as advertising and promotion. Sales and marketing expenses were $29.7 million for the three months ended March 31, 2002 versus $30.9 million for the comparable period of 2001, representing a decrease of 3.8%. Sales and marketing expenses as a percentage of total revenues were 48.6% and 50.0% for the three months ended March 31, 2001 and 2002, respectively. Reduced sales commissions resulting from lower license revenues in the 2002 period, as well as reduced spending on trade shows and related costs, were the primary reasons for the decrease in sales and marketing expenses.

Research and Development—Research and development expenses consist primarily of salaries and benefits for software developers, software product managers, quality assurance and technical documentation personnel, and of payments made to outside software development contractors. Research and development expenses were $14.8 million for the three months ended March 31, 2002 versus $13.9 million in the same period of 2001, representing an increase of 6.5%. These expenses as a percentage of total revenues were 22.0% and 25.0% for the three months ended March 31, 2001 and 2002, respectively. The increase is due primarily to increases in the number of personnel conducting research and development, including software developers and technical documentation and quality assurance personnel associated with new product initiatives and the integration of software products associated with companies acquired during 1999 and 2000 combined with lower revenues in the first quarter of 2002. We believe significant expenditures in research and development are required to remain competitive, and expect that research and development expenses will continue to represent 20-25% of total revenues for the foreseeable future.

In the development of new products and enhancements of existing products, the technological feasibility of the software is not established until substantially all product development is complete. All costs related to internal research and development have been expensed as incurred.

General and Administrative—General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, administrative and information services personnel. General and administrative expenses were $5.9 million for the three months ended March 31, 2002 versus $6.4 million in the same period of 2001, representing a decrease of 7.9%. These expenses as a percentage of total revenues were 10.0% and 9.9% for the three months ended March 31, 2001 and 2002, respectively. The decrease in absolute dollars reflects the Company’s continuing efforts to contain costs to include reductions in travel related expenses, recruiting costs, office supplies, and bad debt expense.

Other Compensation Costs and Intangible Amortization—Other compensation costs and intangible amortization include compensation expense associated with the issuance (primarily in 1999) of stock options with exercise prices below fair market value and the amortization of other intangible assets and goodwill in fiscal 2001 associated with acquisitions. These costs totaled $1.3 million for the three months ended March 31, 2002 compared to $16.0 million in the same period of 2001, representing a decrease of 91.8%. These expenses as a percentage of total revenues were 25.2% and 2.2% for the three months ended March 31, 2001 and 2002, respectively. These costs decreased primarily as a result of the requirements under the adoption of SFAS No. 142. We are no longer required to record amortization against goodwill and other intangible assets with indefinite useful lives. In the first quarter of 2001, the Company recorded amortization charges of $13.5 million related to goodwill and other unidentifiable intangible assets.

Other Income (Expense), Net—Other income (expense), net consists primarily of interest income and expense. Other income (expense), net was $1.6 million for the three months ended March 31, 2002 compared to $1.8 million for the same period of 2001, representing a decrease of 9.0%. The decrease is due primarily to lower interest rates. The average interest rates of our investments are summarized under “Item 3: Quantitative and Qualitative Disclosures About Market Risks — Interest Rate Risk” below.

Income Taxes—Provision for income taxes was $1.2 million for the three months ended March 31, 2002 compared with $5.5 million for the comparable period of 2001, representing effective rates for these periods of 40% and (60.0%), respectively. Excluding non-deductible amortization of intangible assets and other compensation costs, our effective income tax rate was 40% for both the three months ended March 31, 2001 and 2002.

Liquidity and Capital Resources

We have funded our business, to date, primarily from cash generated by our operations, net proceeds of $64.9 million from our initial public offering in August 1999, and net proceeds of $253.5 million from our secondary offering in March 2000. Our sources of liquidity as of March 31, 2002 consisted principally of cash and cash equivalents of $31.0 million and $188.4 million in short- and long-term high grade corporate and government marketable securities.

Net cash provided by operating activities was $17.4 million and $17.6 million for the three months ended March 31, 2001 and 2002, respectively. Cash provided by operating activities in the three months ending March 31, 2002 was driven primarily by cash collections related to a drop in days sales outstanding during the quarter. Income taxes payable, which includes tax benefits related to stock options, provided $5.5 million in the three months ended March 31, 2001 and $.8 million in the same period of 2002. This change in income taxes payable is primarily a result of a decrease in the income tax benefit received from stock options during the three months ended March 31, 2002 compared to 2001.

Investing activities used $11.2 million and $19.5 million during the three months ended March 31, 2001 and 2002, respectively. The increase in cash used in investing activities in the period ending March 31, 2002 was primarily related to net purchases of marketable securities of $12.4 million and acquisition costs of $4.1 million partially offset by decreased capital expenditures. Capital expenditures primarily consisted of equipment and related purchases to support our worldwide expansion and related infrastructure needs.

Financing activities provided $3.8 million and $2.9 million for the three months ended March 31, 2001 and 2002, respectively. The decrease is primarily due to higher net proceeds from securities issued pursuant to our equity incentive programs in the comparable period of 2001.

In December 2000, our Board of Directors authorized a stock repurchase program under which Quest may purchase up to two million shares of its common stock. Under the repurchase program, we may purchases shares from time to time at varying prices in open market or private transactions.

In October 2001, our Board of Directors increased the total number of shares authorized for repurchase under the stock repurchase program from two million shares to five million. No shares were repurchased during the period ended March 31, 2002.

As of March 31, 2002, our only significant contractual obligations or commercial commitments consisted of our facility lease commitments and operating leases for office facilities and certain items of equipment. These commitments will require cash payments of $11.5 million in 2002, $9.8 million in 2003, $7.6 million in 2004, $6.2 million in 2005 and $3.6 million thereafter. We do not have any off-balance sheet arrangements that could significantly reduce our liquidity. We would be required to use existing cash, cash equivalents and investment balances to support our working capital balances if we are not able to generate or sustain positive cash flow from operations. Our ability to generate cash from operations is subject to substantial risks described below under the caption “Risk Factors.”

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

Recently Issued Accounting Pronouncements

Effective the beginning of the first quarter of 2002, the company completed the adoption of Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. As required by SFAS No. 142, the company discontinued amortizing the remaining balances of goodwill as of the beginning of fiscal 2002. All remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In conjunction with the implementation of SFAS No. 142, the Company is evaluating the full impact of adopting the new standards. In addition, impairment reviews may result in charges against earnings to write down the value of goodwill.

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

Also in August 2001, the FASB issued Statement of Financial Accounting Standard No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This new statement also supersedes certain aspects of Accounting Principles Board (“APB”) 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions may qualify for discontinued operations treatment. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company adopted SFAS 144 effective January 1, 2002. The adoption of SFAS 144 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

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

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors. These factors include the following:

•	the size and timing of customer orders. See “— The size and timing of our customer orders may vary significantly from quarter to quarter which could cause fluctuations in our revenues.”

•	the unpredictability of the timing and level of sales through our indirect sales channel;

•	the timing of revenue recognition for sales of software products and services;

•	the extent to which our customers renew their maintenance contracts with us;

•	exposure to general economic conditions and reductions in corporate IT spending;

•	changes in our level of operating expenses and our ability to control costs;

•	our ability to attain market acceptance of new products and services and enhancements to our existing products;

•	changes in our pricing policies or the pricing policies of our competitors;

•	the relative growth rates of competing operating system, database and application platforms;

•	costs related to acquisitions of technologies or businesses, including amortization costs for intangible assets with indefinite lives; and

•	the timing of releases of new versions of third-party software products that our products support.

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

Acquisitions of companies or technologies may result in disruptions to our business and diversion of management attention

We have in the past made and we expect to continue to make acquisitions of complementary companies, products or technologies. If we make any additional acquisitions, we will be required to assimilate the operations, products and personnel of the acquired businesses and train, retain and motivate key personnel from the acquired businesses. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may subject us to liabilities and risks that are not known or identifiable at the time of the acquisition or may cause disruptions in our operations and divert management’s attention from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners. We may have to incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities for any acquisition could be substantially dilutive to our shareholders. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for intangible assets with indefinite useful lives. In consummating acquisitions, we are also subject to risks of entering geographic and business markets in which we have no or limited prior experience. If we are unable to fully integrate acquired businesses, products or technologies with our existing operations, we may not receive the intended benefits of acquisition.

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

Our international operations and our planned expansion of our international operations expose us to certain risks

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

Item 3: Quantitative and Qualitative Disclosures About Market Risks

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

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments to hedge the market risks of our investments. We place our investments with high-quality issuers and, by policy, limit the amount of credit exposure to any one asset class or issuer other than the United States government and its agencies. Our investments in marketable securities consist primarily of investment-grade bonds with average lives of less than five years. Investments purchased with an original maturity of three months or less are considered to be cash equivalents. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of shareholders’ equity. At March 31, 2002, the net loss on available-for-sale securities of $.8 million comprised 28 positions of which 15 carry unrealized gains and 13 carry unrealized losses.

The following table provides information about our investment portfolio at March 31, 2002 (dollars in thousands):

	BALANCE	AVERAGE RATE
Cash and cash equivalents	$30,995	1.39
Short-term marketable securities, available for sale	21,083	6.01
Long-term marketable securities, available for sale	167,326	4.80
Total portfolio	$219,404	4.43

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

PART II—OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K

(a)	EXHIBITS

None

(b)	REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the three months ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST SOFTWARE, INC.

May 15, 2002	/s/ M. BRINKLEY MORSE
M. Brinkley Morse Vice President, Finance and Operations

/s/ KEVIN E. BROOKS
Kevin E. Brooks Principal Accounting Officer