Form 10-Q
period 2002-06-30
QUEST SOFTWARE INC
filed 2002-08-14
CIK 1088033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of shares outstanding of the Registrant’s Common Stock, no par value, as of August 9, 2002 was 90,668,729.

QUEST SOFTWARE, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1:    Financial Statements

QUEST SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS
	December 31, 2001	June 30, 2002
Current assets:
Cash and cash equivalents	$30,279	$29,112
Short-term marketable securities available for sale	23,039	19,240
Accounts receivable, net	35,783	28,561
Prepaid expenses and other current assets	8,230	9,035
Deferred income taxes	12,085	11,025

Total current assets	109,416	96,973
Property and equipment, net	57,496	52,245
Long-term marketable securities	153,838	180,387
Goodwill, net	190,691	195,958
Amortizing intangible assets, net	12,015	10,622
Deferred income taxes	10,902	10,902
Other assets	5,767	4,825

Total assets	$540,125	$551,912

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	5,495	3,826
Accrued compensation	12,764	13,622
Other accrued expenses	21,720	19,538
Income taxes payable	3,243	2,636
Deferred revenue	50,395	53,772

Total current liabilities	93,617	93,394
Long-term liabilities and other	5,140	5,458
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value, 150,000 shares authorized; 89,226 and 90,364 issued and outstanding at December 31, 2001 and June 30, 2002, respectively	537,081	544,203
Accumulated deficit	(78,973)	(74,580)
Accumulated other comprehensive income	522	1,328
Notes receivable from sale of common stock	(17,262)	(17,891)

Net shareholders’ equity	441,368	453,060

Total liabilities and shareholders’ equity	$540,125	$551,912

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Revenues:
Licenses	$49,158	$39,689	$97,587	$77,179
Services	18,004	23,848	33,011	45,751

Total revenues	67,162	63,537	130,598	122,930
Cost of revenues:
Licenses	1,124	815	2,013	1,539
Services	4,711	4,594	9,114	8,905
Amortization of purchased intangible assets	1,905	1,289	3,940	2,690

Total cost of revenues	7,740	6,698	15,067	13,134

Gross profit	59,422	56,839	115,531	109,796
Operating expenses:
Sales and marketing	31,221	31,695	62,081	61,390
Research and development	15,457	15,130	29,387	29,965
General and administrative	6,086	6,276	12,439	12,128
Other compensation costs and intangible amortization	15,469	423	31,451	1,732

Total operating expenses	68,233	53,524	135,358	105,215

Income (loss) from operations	(8,811)	3,315	(19,827)	4,581
Other income, net	1,727	2,275	3,504	3,892
Write-down of investments	(1,480)	(1,095)	(1,480)	(1,095)

Income (loss) before income tax provision	(8,564)	4,495	(17,803)	7,378
Income tax provision	4,384	1,823	9,927	2,984

Net income (loss)	$(12,948)	$2,672	$(27,730)	$4,394

Net income (loss) per share:
Basic and diluted	$(0.15)	$0.03	$(0.32)	$0.05

Weighted average shares:
Basic	87,520	90,323	87,267	90,037
Diluted	87,520	92,577	87,267	93,214

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2001	2002
Cash flows from operating activities:
Net income (loss)	$(27,730)	$4,394
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	36,793	10,507
Compensation expense associated with stock option grants	3,053	809
Accrued interest receivable from shareholders	(602)	(629)
Deferred income taxes	70	1,060
Provision for bad debts	367	382
Write-down of investments	1,480	1,095
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(2,150)	6,750
Prepaid expenses and other current assets	(4,519)	(805)
Other assets	860	942
Accounts payable	(700)	(1,760)
Accrued compensation	5,636	614
Other accrued expenses	(3,912)	(3,767)
Income taxes payable	9,528	2,320
Deferred revenue	14,984	2,515
Other liabilities	(60)	(672)

Net cash provided by operating activities	33,098	23,755
Cash flows from investing activities:
Purchases of property and equipment	(14,540)	(2,338)
Cash paid for acquisition, net of cash acquired (Note 3)	—	(4,063)
Purchases of marketable securities	(86,575)	(44,349)
Sales and maturities of marketable securities	104,491	22,187

Net cash (used) provided by investing activities	3,376	(28,563)
Cash flows from financing activities:
Repayment of notes payable	—	(223)
Repayment of capital lease obligations	(290)	(125)
Proceeds from exercise of stock options	3,965	1,131
Proceeds from employee stock purchase plan	2,992	2,522

Net cash provided by financing activities	6,667	3,305
Effect of exchange rate changes on cash and cash equivalents	230	336

Net (decrease) increase in cash and cash equivalents	43,371	(1,167)
Cash and cash equivalents, beginning of period	25,155	30,279

Cash and cash equivalents, end of period	$68,526	$29,112

Supplemental disclosures of consolidated cash flow information:
Cash paid for:
Interest	$68	$91

Income taxes, net of refunds	$137	$349

Supplemental schedule of non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale securities	$(41)	$805

Tax benefit related to stock option exercises	$9,724	$2,930

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Net income (loss)	$(12,948)	$2,672	$(27,730)	$4,394
Other comprehensive income (loss):
Unrealized gain (loss) on available- for-sale securities	(299)	1,652	(41)	805

Comprehensive income (loss)	$(13,247)	$4,324	$(27,771)	$5,199

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Quest Software, Inc., a California corporation (the “Company” or “Quest”), as of June 30, 2002 and for the three and six months ended June 30, 2001 and 2002, reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Certain reclassifications have been made to the prior-years balances to conform to the current year’s presentation, which includes the adoption of Emerging Issues Task Force (“EITF”) D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” The result of this adoption was an increase in total services revenue with a corresponding increase in cost of services revenue of $0.3 million and $0.6 million for the three and six months ended June 30, 2001, respectively. The impact for the current year is higher services revenue and cost of services revenue of $0.2 million and $0.4 million for the three and six months ended June 30, 2002, respectively. These amounts were previously offset against cost of services revenue.

These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for any future period.

2. New Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Quest adopted SFAS No. 141 at the beginning of the third quarter of 2001 and adopted SFAS No. 142 at the beginning of the first quarter of 2002. As required by SFAS No. 142, Quest discontinued amortizing the remaining balances of goodwill as of the beginning of fiscal 2002. All remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Previously recognized workforce-in-place intangible assets were reclassified to goodwill effective January 1, 2002.

Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company’s reporting units are generally consistent with the operating segments underlying the segments identified in Note 8—Operating Segment Data. In conjunction with the implementation of SFAS No. 142, the Company performed its initial impairment review and as a result determined that the carrying value of its reporting units was to be less than the estimated fair value. In calculating the fair value of the reporting units, the Market Approach (Guideline Company Method) was the methodology deemed the most reliable and used for impairment analysis. Quest will perform subsequent annual impairment reviews during the fourth quarter of each year, or earlier if indicators of potential impairment exist, commencing in the fourth quarter of 2002. Future impairment reviews may result in charges against earnings to write down the value of goodwill.

A reconciliation of previously reported net income (loss) and earnings (loss) per share to the amounts adjusted for the exclusion of goodwill and workforce-in-place amortization, net of the related income tax effect, is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Reported net income (loss)	$(12,948)	$2,672	$(27,730)	$4,394
Goodwill and workforce amortization (net of tax)	13,686	—	27,132	—

Adjusted net income (loss)	$738	$2,672	$(598)	$4,394

Reported basic and diluted income (loss) per share	$(0.15)	$0.03	$(0.32)	$0.05
Goodwill and workforce amortization (net of tax)	0.16	—	0.31	—

Adjusted basic and diluted income (loss) per share	$0.01	$0.03	$(0.01)	$0.05

Weighted average shares:
Basic	87,520	90,323	87,267	90,037
Diluted	92,435	92,577	87,267	93,214

Amortized intangible assets as of December 31, 2001 and June 30, 2002, respectively, are comprised of the following:

	December 31, 2001			June 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$23,117	$(13,041)	$10,076	$23,117	$(15,731)	$7,386
Customer list	2,501	(965)	1,536	2,501	(1,247)	1,254
Non-compete agreement	—	—	—	2,200	(458)	1,742
Other	2,263	(1,860)	403	2,263	(2,023)	240

	$27,881	$(15,866)	$12,015	$30,081	$(19,584)	$10,622

Amortization expense for amortized intangible assets was $1.8 million and $3.6 million for the three and six months ended June 30, 2002, respectively. Estimated annual amortization expense by fiscal year is as follows: 2002—$7.2 million; 2003—$5.8 million; 2004—$1.0 million; thereafter—$0.2 million. All intangible assets currently recorded will be fully amortized by the end of 2006.

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

Also in August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This new statement also supersedes certain aspects of Accounting Principles Board (“APB”) 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions may qualify for discontinued operations treatment. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).” SFAS No. 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. We will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

3. Acquisition

On February 1, 2002, the Company acquired the outstanding shares of BB4 Technologies, Inc. for a purchase price of $6.6 million. The purchase price for BB4 Technologies, Inc. consisted of $4.2 million cash, direct acquisition costs of $0.2 million, and future payments of $2.2 million related to non-compete agreements with former employees. The acquisition was accounted for as a purchase with the purchase price allocated as follows (in thousands):

Current assets	$123
Goodwill	4,846
Other intangibles	2,743
Deferred taxes	(1,097)
Liabilities assumed	(60)

Total purchase price	$6,555

Operating results for the first and second quarter of 2002 include operations of BB4 from the date of acquisition. The acquisition, if it had been made in the beginning of 2001, would not have had a significant impact on revenues, net loss, and net loss per share—basic and diluted.

The Company believes that the acquisition resulted in the recognition of goodwill primarily as a result of the expected benefits that are anticipated to be realized from a more comprehensive suite of monitoring software products.

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

	As Reported	Allocation	Pro Forma
Three months ended June 30, 2001
Cost of services revenues	$4,711	$61	$4,772
Sales and marketing	31,221	461	31,682
Research and development	15,457	399	15,856
General and administrative	6,086	102	6,188
Three months ended June 30, 2002
Cost of services revenues	$4,594	$(3)	$4,591
Sales and marketing	31,695	(26)	31,669
Research and development	15,130	(21)	15,109
General and administrative	6,276	(7)	6,269
Six months ended June 30, 2001
Cost of services revenues	$9,114	$187	$9,301
Sales and marketing	62,081	1,186	63,267
Research and development	29,387	1,424	30,811
General and administrative	12,439	255	12,694
Six months ended June 30, 2002
Cost of services revenues	$8,905	$61	$8,966
Sales and marketing	61,390	310	61,700
Research and development	29,965	412	30,377
General and administrative	12,128	84	12,212

Amortization expense for other compensation costs was $(57,000) and $867,000 for the three and six months ended June 30, 2002, respectively. Estimated annual amortization expense by fiscal year is as follows: 2002—$2.4 million; 2003—$1.8 million; 2004—$0.5 million. All other compensation costs currently recorded will be fully amortized by the end of 2004.

Consistent with the provisions of Accounting Principles Board Opinion No. 25 and Emerging Issues Task Force No. 00-23, the Company decreases other compensation cost when an employee forfeits an award prior to vesting in the period of forfeiture. During the three months ended June 30, 2002, the reduction in other compensation cost associated with unvested awards that were forfeited exceeded the other compensation cost recognized for other awards that continue to vest, resulting in a net decrease to other compensation cost.

5. Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution of securities by including other common stock equivalents, including stock options, in the weighted average number of common shares outstanding for a period if the effect of such inclusion would be dilutive.

The table below sets forth the reconciliation of the denominator of the earnings per share calculations (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2001		2002	2001		2002
Shares used in computing basic net income (loss) per share	87,520		90,323	87,267		90,037
Dilutive effect of stock options	—	(1)	2,254	—	(1)	3,177

Shares used in computing diluted net income (loss) per share	87,520		92,577	87,267		93,214

(1)
Effect would have been anti-dilutive, accordingly, the amount is excluded from shares used in computing diluted net loss per share. The dilutive effect of stock options would have been 4,915 and 4,410 shares for the three and six months ended June 30, 2001, respectively.

6. Shareholders’ Equity

In January 2002, 124,095 shares of common stock were purchased under the Company’s Employee Stock Purchase Plan at a price of $20.26 per share.

7. Stock Option Plans

The following table summarizes information about stock options outstanding as of June 30, 2002 (in thousands, except for per share data):

	Number of Shares	Weighted Average Exercise Price	Number of Options Exercisable as of June 30, 2002
Balance at December 31, 2001	15,568	$13.56
Granted	641	13.85
Exercised	(1,017)	1.16
Canceled	(679)	22.46

Balance at June 30, 2002	14,513	$14.09	3,741

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

Reportable segment data for the three and six months ended June 30, 2001 and 2002 were as follows (in thousands):

	Licenses	Services	Total
Three months ended June 30, 2001
Revenues	$49,158	$18,004	$67,162
Cost of Revenues	3,029	4,711	7,740

Gross profit	$46,129	$13,293	$59,422

Three months ended June 30, 2002
Revenues	$39,689	$23,848	$63,537
Cost of Revenues	2,104	4,594	6,698

Gross profit	$37,585	$19,254	$56,839

Six months ended June 30, 2001
Revenues	$97,587	$33,011	$130,598
Cost of Revenues	5,953	9,114	15,067

Gross profit	$91,634	$23,897	$115,531

Six months ended June 30, 2002
Revenues	$77,179	$45,751	$122,930
Cost of Revenues	4,229	8,905	13,134

Gross profit	$72,950	$36,846	$109,796

Revenues are attributed to geographic areas based on the location of the entity to which the products or services were sold. Revenues, gross profit, income (loss) from operations and long-lived assets concerning principal geographic areas in which the Company operates are as follows (in thousands):

	North America(1)	Europe	Other International	Total
Three months ended June 30, 2001
Revenues	$54,541	$11,635	$986	$67,162
Gross profit	52,369	6,683	370	59,422
Loss from operations	(3,617)	(1,434)	(3,760)	(8,811)
Long-lived assets	360,402	2,121	1,455	363,978
Three months ended June 30, 2002
Revenues	$45,060	$15,174	$3,303	$63,537
Gross profit	44,976	9,549	2,314	56,839
Income (loss) from operations	1,897	(292)	1,710	3,315
Long-lived assets	451,627	1,994	1,318	454,939
Six months ended June 30, 2001
Revenues	$106,978	$20,907	$2,713	$130,598
Gross profit	102,520	11,755	1,256	115,531
Loss from operations	(9,273)	(3,874)	(6,680)	(19,827)
Long-lived assets	360,402	2,121	1,455	363,978
Six months ended June 30, 2002
Revenues	$91,569	$26,494	$4,867	$122,930
Gross profit	89,409	16,981	3,406	109,796
Income (loss) from operations	4,094	(1,655)	2,142	4,581
Long-lived assets	451,627	1,994	1,318	454,939

(1)	Principally represents operations in the United States.

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

The Company also has certain other minority equity investments in non-publicly traded companies. These investments are included in other assets on the Company’s consolidated balance sheet at June 30, 2002 and are carried at the lower of cost or fair value, subject to adjustment for other than temporary impairment. These investments are privately held information technology companies, many of which are in the start-up or development stage. The Company monitors these investments for impairment and as a result recorded a write down of $1.1 million during the three months ended June 30, 2002.

10. Commitments and Contingencies

On July 2, 2002, Computer Associates International, Inc. filed a complaint against the Company and four of its employees in the U.S. District Court for the Northern District of Illinois alleging copyright infringement and trade secret misappropriation in connection with our development of the database administration component of our Quest Central for DB2 product and seeking injunctive relief and unspecified money damages. We will vigorously defend CA’s claims and do not believe that this matter will have a material adverse effect on our results of operations or financial condition.

We are a party to other litigation, which we consider to be routine and incidental to our business. Management does not expect the results of any of these actions to have a material adverse effect on our results of operations or financial condition.

11. Related-Party Transactions

During 1998, the Company received a note receivable from an officer of the Company for the purchase of 1.9 million shares of the Company’s common stock at $0.39 per share. The note receivable, plus accrued interest, is due April 2003 and bears interest at 5.7%. The note receivable and accrued interest is secured by the common stock.

In April 1999, the Company repurchased and canceled 29.6 million shares of common stock from a shareholder of the Company at a price of $1.18 per share. The Company also entered into a severance agreement with the shareholder whereby the shareholder will receive $200,000 per year through 2002 and provides for use of a company car and related expenses and medical benefits. The Company recorded approximately $700,000 of expense related to the agreement in April 1999.

In August 2000, the Company received a note receivable from a former officer of the Company for the purchase of 339,000 shares of the Company’s common stock at $46.50 per share. The former officer remains employed by the Company. The note receivable, plus accrued interest, is due August 2007, bears interest at 6.33% per annum, and is secured by the common stock. The note receivable is deemed to be a non-recourse obligation of the former officer for financial reporting purposes.

12. Subsequent Event

In August 2002, the Company sold its interest in an aircraft and received proceeds of approximately $2.1 million. The sale resulted in a loss of $0.8 million that will be recorded in the quarter ending September 30, 2002.

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

Revenue Recognition

We record revenue in accordance with Financial Accounting Standards Board (FASB) Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended. We license our products through our direct sales force and indirectly through resellers. Revenues from sales of software licenses, which generally do not contain multiple elements, are recognized upon shipment of the related product if the requirements of SOP 97-2, as amended, are met. If the requirements of SOP 97-2, including evidence of an arrangement, customer acceptance, a fixed or determinable fee, collectibility or vendor-specific objective evidence about the value of an element are not met at the date of shipment, revenue recognition is deferred until such items are known or resolved. Deferred license revenue represents sales in which all of the requirements of SOP 97-2 have not been met. Revenue from post-contract customer support is deferred and recognized ratably over the term of the contract. Revenue from consulting and training services are recognized as the services are performed.

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

Intangible Assets

In July 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Quest adopted SFAS No. 141 at the beginning of the third quarter of 2001 and adopted SFAS No. 142 at the beginning of the first quarter of 2002. As required by SFAS No. 142, Quest discontinued amortizing the remaining balances of goodwill as of the beginning of fiscal 2002. As a result, our annual amortization expense decreased approximately $57.0 million. All remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. In conjunction with the implementation of SFAS No. 142, the Company performed its initial impairment review and as a result determined that the carrying value of goodwill was less than the estimated fair value. In calculating the fair value of the reporting units, the Market Approach (Guideline Company Method) was the methodology deemed the most reliable and used for impairment analysis. We will perform subsequent annual impairment reviews during the fourth quarter of each year, or earlier if indicators of potential impairment exist, commencing in the fourth quarter of 2002. Future impairment reviews may result in charges against earnings to write down the value of goodwill.

Purchased intangible assets are recorded at the appraised value of technology, workforce and customer lists acquired and amortized using the straight-line method over estimated useful lives of three years to six years. The net carrying amount of purchased intangible assets was considered recoverable at June 30, 2002. We will continue to evaluate our purchased intangible assets value on a periodic basis. In the event that in the future, it is determined that the purchased intangible assets value has been impaired, an adjustment will be made resulting in a charge for the write-down in the period in which the determination was made.

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

Our revenues comprise software license fees and services fees. Our software licensing model is based on perpetual license fees, and our licenses are either server-based or, for our SQL development, report management and Microsoft management tools, user-based. Services revenues consist primarily of annual maintenance contracts for technical support and product enhancements. Services revenues also include consulting services and training revenues.

Results of Operations

The following table sets forth certain condensed consolidated statements of operations data as a percentage of total revenues, except as indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Revenues:
Licenses	73.2%	62.5%	74.7%	62.8%
Services	26.8	37.5	25.3	37.2

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Licenses	1.7	1.3	1.5	1.3
Services	7.0	7.2	7.0	7.2
Amortization of purchased intangible assets	2.8	2.0	3.0	2.2

Total cost of revenues	11.5	10.5	11.5	10.7

Gross profit	88.5	89.5	88.5	89.3
Operating expenses:
Sales and marketing	46.5	49.9	47.5	49.9
Research and development	23.0	23.8	22.5	24.4
General and administrative	9.1	9.9	9.5	9.9
Other compensation costs and intangible amortization	23.0	0.7	24.1	1.4

Total operating expenses	101.6	84.3	103.6	85.6

Income (loss) from operations	(13.1)	5.2	(15.1)	3.7
Other income, net	2.6	3.6	2.7	3.2
Write-down of investments	(2.2)	(1.7)	(1.1)	(0.9)

Income (loss) before income tax provision	(12.7)	7.1	(13.5)	6.0
Income tax provision	6.5	2.9	7.6	2.4

Net income (loss)	(19.2)%	4.2%	(21.1)%	3.6%

As a percentage of related revenues:
Cost of licenses	2.3%	2.1%	2.1%	2.0%
Cost of services	26.2	19.3	27.6	19.5

Three Months Ended June 30, 2001 and 2002

Revenues

Total revenues for the three months ended June 30, 2002 were $63.5 million, a decrease of 5.4% from the comparable period of 2001. Revenues outside of North America for the three months ended June 30, 2002, were $18.5 million, an increase of 46.4% from the comparable period of 2001.

License Revenues— License revenues for the three months ended June 30, 2002 were $39.7 million, a decrease of 19.3% from the comparable period of 2001. License revenues outside of North America accounted for 34.3% of total licenses for the three months ended June 30, 2002, compared to 20.6% for the same period in 2001. The decrease in total license revenues from the prior year is primarily the result of reduced IT spending levels and associated difficulties of closing larger sales transactions. The increased contribution from our operations outside North America is primarily attibutable to the increased effectiveness of our European operations.

Service Revenues— Service revenues for the three months ended June 30, 2002 was $23.8 million, an increase of 32.5% from the comparable period of 2001. Service revenues represented 37.5% of total revenues for the three months ended June 30, 2002, compared to 26.8% for the same period of 2001. Service revenues outside of North America accounted for 20.5% of total services for the three months ended June 30, 2002, compared to 13.8% for the same period in 2001. Maintenance and support revenues represent the ratable recognition of fees to enroll licensed products in our software maintenance, enhancement and support program. The growth in service revenues in 2002 reflects an increase in first-year maintenance and support fees associated with the growth in product license sales in prior quarters, higher support renewal fees as the installed base of customers grew and significantly improved support renewal billing processes.

Cost of Revenues

Cost of Licenses—Cost of licenses primarily consists of third-party software royalties, product packaging, documentation, duplication, and amortization of purchased software rights. Cost of licenses was $0.8 million for the three months ended June 30, 2002, versus $1.1 million in the comparable period of 2001, representing a decrease of 27.5%. Cost of licenses as a percentage of license revenues was 2.1% for the three months ended June 30, 2002, compared to 2.3% for the same period in 2001. The decrease in cost of licenses was primarily due to a decrease in third-party royalty obligations associated with the Company’s acquisition of RevealNet in the third quarter of 2001, whose products the Company distributed.

Cost of Services—Cost of services primarily consists of personnel, facilities and systems costs used in providing support, consulting, and training services. Cost of services for the three months ended June 30, 2002 was $4.6 million, versus $4.7 million for the comparable period of 2001, representing a decrease of 2.5%. Cost of services as a percentage of services revenues was 19.3% for the three months ended June 30, 2002, compared to 26.2% for the same period in 2001. This margin improvement is primarily due to a much lower rate of increase in support headcount compared to the increase in support service revenues and from the shift in service revenues mix towards a greater contribution from higher margin support services.

Amortization of Purchased Intangible Assets—Amortization of purchased intangible assets includes amortization of the fair value of acquired technology associated with acquisitions made during 2000, 2001 and 2002. Amortization of purchased intangible assets was $1.3 million during the three months ended June 30, 2002 versus $1.9 million in the same period of 2001, representing a decrease of 32.3%. The decrease is due to the completion of amortization of purchased intangible assets related to acquisitions made in 2000.

Operating Expenses

Sales and Marketing—Sales and marketing expenses consist primarily of compensation and benefit costs, sales commissions, facilities and systems costs, recruiting costs, trade shows, travel and entertainment and marketing communications costs such as advertising and promotion. Sales and marketing expenses were $31.7 million for the three months ended June 30, 2002, versus $31.2 million for the comparable period of 2001, representing an increase of 1.5%. Sales and marketing expenses as a percentage of total revenues were 49.9% for the three months ended June 30, 2002, compared to 46.5% in the same period of 2001. Sales and marketing headcount remained consistent from 2001 to 2002. The increase from the three months ended June 30, 2001 to the comparable period in 2002 is primarily due to increased health insurance costs, higher marketing expenditures on trade shows and related costs and depreciation expense from the implementation of a sales force automation system in the fourth quarter of 2001. These increases were somewhat offset by a decrease in commissions as a result of lower license revenues in the three months ended June 30, 2002.

Research and Development—Research and development expenses consist primarily of compensation and benefit costs for software developers, software product managers, quality assurance and technical documentation personnel, facilities and systems costs and of payments made to outside software development contractors. Research and development expenses were $15.1 million for the three months ended June
30, 2002, versus $15.5 million in the same period of 2001, representing a decrease of 2.1% in the current quarter. These expenses as a percentage of total revenues were 23.8% for the three months ended June 30, 2002, compared to 23.0% in the same period of 2001.

The decrease in absolute dollars is due primarily to the Company’s continued cost cutting efforts partially offset by an increase in health insurance costs. We believe significant expenditures in research and development are required to remain competitive, and expect that research and development expenses will continue to represent 20-25% of total revenues for the foreseeable future.

In the development of new products and enhancements of existing products, the technological feasibility of the software is not established until substantially all product development is complete. All costs related to internal research and development have been expensed as incurred.

General and Administrative—General and administrative expenses consist primarily of compensation and benefit costs, facilities and systems costs and related costs for our executive, finance, legal, administrative and information services personnel and related activities. General and administrative expenses were $6.3 million for the three months ended June 30, 2002, versus $6.1 million in the same period of 2001, representing an increase of 3.1%. The increase in absolute dollars from the three months ended June 30, 2001 to the comparable period in 2002 is primarily due to increased legal fees and rising costs for health insurance coverage.

Other Compensation Costs and Intangible Amortization—Other compensation costs and intangible amortization includes compensation expense associated with the issuance (primarily in 1999) of stock options with exercise prices below fair market value and the amortization of other intangible assets. These costs also included amortization of goodwill in 2001. These costs totaled $0.4 million for the three months ended June 30, 2002, compared to $15.5 million in the same period of 2001, representing a decrease of 97.3%. As a result of implementing SFAS No. 142, goodwill is no longer amortized. In the second quarter of 2001, the Company recorded amortization charges (net of tax) of $13.7 million related to goodwill and workforce intangible assets, or $0.16 per share.

Other Income (Expense), Net—Other income (expense), net consists primarily of interest income and expense. Other income (expense), net was $2.3 million for the three months ended June 30, 2002, compared to $1.7 million for the same period of 2001, representing an increase of 31.7%. Increases are due primarily to favorable foreign exchange movement during the quarter. The average interest rates of our investments are summarized under “Item 3: Quantitative and Qualitative Disclosures About Market Risks — Interest Rate Risk” below.

Income Taxes—Provision for income taxes was $1.8 million for the three months ended June 30, 2002, compared with $4.4 million for the comparable period of 2001, representing an effective rate for these periods of 40.6% and (51.2%), respectively. Excluding amortization of intangible assets and other compensation costs, our effective income tax rate was 40.0% for both the three months ended June 30, 2001 and 2002.

Six Months Ended June 30, 2001 and 2002

Revenues

Total revenues for the six months ended June 30, 2002 were $122.9 million, a decrease of 5.9% from the comparable period of 2001. Revenues outside of North America for the six months ended June 30, 2002 were $31.4 million, an increase of 32.8% from the comparable period of 2001.

License Revenues— License revenues for the six months ended June 30, 2002 were $77.2 million, a decrease of 20.9% from the comparable period of 2001. License revenues outside of North America accounted for 29.7% of total licenses for the six months ended June 30, 2002, compared to 19.5% for the same period in 2001. The decrease in total license revenues from the prior year is primarily the result of reduced IT spending levels and associated difficulties of closing larger sales transactions. The increase in license revenues outside of North America can be attributed primarily to the increased effectiveness of our European operations.

Service Revenues— Service revenues for the six months ended June 30, 2002 were $45.8 million, an increase of 38.6% from the comparable period of 2001. Service revenues represented 37.2% of total revenues for the six months ended June 30, 2002, compared to 25.3% for the same period of 2001. Service revenues outside of North America accounted for 18.4% of total services revenues for the six months ended June 30, 2002, compared to 13.9% for the same period in 2001. The growth in service revenues in 2002 reflects an increase in first-year maintenance and support fees associated with the growth in product license sales in prior quarters, higher support renewal fees as the installed base of customers grew and significantly improved support renewal billing processes.

Cost of Revenues

Cost of Licenses—Cost of licenses was $1.5 million for the six months ended June 30, 2002 versus $2.0 million in the comparable period of 2001, representing a decrease of 23.5%. Cost of licenses as a percentage of license revenues was 2.0% for the six months ended June 30, 2002, compared to 2.1% for the same period in 2001. The decrease in cost of licenses was primarily due to a decrease in third-party royalty obligations associated with the Company’s acquisition of RevealNet in the third quarter of 2001, whose products the Company distributed.

Cost of Services—Cost of services for the six months ended June 30, 2002 was $8.9 million, versus $9.1 million for the comparable period of 2001, representing a decrease of 2.3%. Cost of services as a percentage of services revenues was 19.5% for the six months ended June 30, 2002, compared to 27.6% for the same period in 2001. This margin improvement is primarily due to a much lower rate of increase in support headcount compared to the increase in support service revenues and from the shift in service revenues mix towards a greater contribution from higher margin support services.

Amortization of Purchased Intangible Assets—Amortization of purchased intangible assets was $2.7 million during the six months ended June 30, 2002, versus $3.9 million in the same period of 2001, representing a decrease of 31.7%. The decrease is due to the completion of amortization of purchased intangible assets related to acquisitions made in 2000.

Operating Expenses

Sales and Marketing—Sales and marketing expenses were $61.4 million for the six months ended June 30, 2002, versus $62.1 million for the comparable period of 2001, representing a decrease of 1.1%. Sales and marketing expenses as a percentage of total revenues were 49.9% for the six months ended June 30, 2002, compared to 47.5% in the same period of 2001. Sales and marketing headcount remained consistent from 2001 to 2002. Reduced spending on trade shows and other marketing expenses was the primary reason for the decrease in sales and marketing expenses for the six months ended June 30, 2002 vs. the same period in 2001.

Research and Development—Research and development expenses were $30.0 million for the six months ended June 30, 2002, versus $29.4 million in the same period of 2001, representing an increase of 2.0% in the current quarter. These expenses as a percentage of total revenues were 24.4% for the six months ended June 30, 2002, compared to 22.5% in the same period of 2001. The increase in research and development expenses as a percentage of total revenues is due primarily to an increase in health insurance costs combined with lower revenues in 2002.

General and Administrative—General and administrative expenses were $12.1 million for the six months ended June 30, 2002, versus $12.4 million in the same period of 2001, representing a decrease of 2.5%. The decrease in absolute dollars from the six months ended June 30, 2001 to the comparable period in 2002 reflects the Company’s continuing efforts to contain costs, including reductions in travel related expenses, recruiting costs, office supplies, and bad debt expense, offset by increased legal fees.

Other Compensation Costs and Intangible Amortization—Other compensation costs and intangible amortization totaled $1.7 million for the six months ended June 30, 2002, compared to $31.5 million in the same period of 2001, representing a decrease of 94.5%. These expenses as a percentage of total revenues were 1.4% for the six months ended June 30, 2002, compared to 24.1% in the same period of 2001. As a result of implementing SFAS No. 142, goodwill is no longer amortized. In the six months ended June 30, 2001, the Company recorded amortization charges (net of tax) of $27.1 million, related to goodwill and workforce intangible assets, or $0.31 per share.

Other Income (Expense), Net—Other income (expense), net was $3.9 million for the six months ended June 30, 2002, compared to $3.5 million for the same period of 2001, representing an increase of 11.1%. The increase is due primarily to favorable foreign exchange movement during 2002.

Income Taxes—Provision for income taxes was $3.0 million for the six months ended June 30, 2002, compared with $9.9 million for the comparable period of 2001, representing an effective rate for these periods of 40.4% and (55.8%), respectively. Excluding amortization of intangible assets and other compensation costs, our effective income tax rate was 40.0% for both the six months ended June 30, 2001 and 2002.

Liquidity and Capital Resources

We have funded our business to date primarily from cash generated by our operations, net proceeds of $64.9 million from our initial public offering in August 1999, and net proceeds of $253.5 million from our secondary offering in March 2000. Our sources of liquidity as of June 30, 2002 consisted principally of cash and cash equivalents of $29.0 million and $200.0 million in short- and long-term high grade corporate and government marketable securities.

Net cash provided by operating activities was $23.8 million for the six months ended June 30, 2002, compared with $33.1 million for the comparable period in 2001. The decline in cash provided by operating activities in the first six months of 2002 was primarily attributable to a slowdown in the rate of growth in deferred revenue, combined with a decrease in the income tax benefit received from stock options. This was partially offset by increased cash collections in the first six months of 2002 related to a drop in days sales outstanding in accounts receivable.

Investing activities used $28.6 million of cash and provided $3.4 million of cash during the six months ended June 30, 2002 and 2001, respectively. Capital expenditures for purchases of property and equipment were $2.3 million and $14.5 million in the first six months of 2002 and 2001, respectively, with the decrease attributable to a higher level of capital expenditures in 2001 to support the Company’s requirements. Net sales and maturities of marketable securities were $22.1 million and $104.5 million in the first six months of 2002 and 2001, respectively. In August 2002, the Company received net cash proceeds of $2.1 million from the sale of its interest in aircraft.

Financing activities provided $3.3 million and $6.7 million for the six months ended June 30, 2002 and 2001, respectively. During the 2002 period, we repaid notes payable of $0.2 million and generated approximately $3.3 million less in proceeds from stock options and other equity incentive programs than the comparable 2001 period.

In December 2000, our Board of Directors authorized a stock repurchase program under which Quest may purchase up to two million shares of its common stock. Under the repurchase program, we may purchase shares from time to time at varying prices in open market or private transactions.

In October 2001, our Board of Directors increased the total number of shares authorized for repurchase under the stock repurchase program from two million shares to five million. No shares have been repurchased during 2002.

As of June 30, 2002, other than liabilities recorded within the balance sheet at June 30, 2002, our only significant contractual obligations or commercial commitments consisted of our facility lease commitments and operating leases for office facilities and certain items of equipment. These commitments will require cash payments of $11.5 million in 2002, $9.8 million in 2003, $7.6 million in 2004, $6.2 million in 2005 and $3.6 million thereafter. We do not have any off-balance sheet arrangements that could significantly reduce our liquidity. We would be required to use existing cash, cash equivalents and investment balances to support our working capital balances if we are not able to generate or sustain positive cash flow from operations. Our ability to generate cash from operations is subject to substantial risks described below under the caption “Risk Factors.”

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

Recently Issued Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Quest adopted SFAS No. 141 at the beginning of the third quarter of 2001 and adopted SFAS No. 142 at the beginning of the first quarter of 2002. As required by SFAS No. 142, Quest discontinued amortizing the remaining balances of goodwill as of the beginning of fiscal 2002. All remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Previously issued workforce-in-place intangible assets were reclassified to goodwill effective January 1, 2002. Refer to Note 2 of the condensed consolidated financial statements for adjusted net income (loss) for the three and six months ended June 30, 2001.

Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company’s reporting units are generally consistent with the operating segments underlying the segments identified in Note 8 – Operating Segment Data. In conjunction with the implementation of SFAS No. 142, the Company performed its initial impairment review and as a result determined that the carrying value of goodwill to be less than the estimated fair value. In calculating the fair value of the reporting units, the Market Approach (Guideline Company Method) was the methodology deemed the most reliable and used for impairment analysis. Quest will perform subsequent annual impairment reviews during the fourth quarter of each year, or earlier if indicators of potential impairment exist, commencing in the fourth quarter of 2002. Future impairment reviews may result in charges against earnings to write down the value of goodwill.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002. The Company has not yet determined what effect this statement will have on its financial statements.

Also in August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” This new statement also supersedes certain aspects of Accounting Principles Board (“APB”) 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions may qualify for discontinued operations treatment. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).” SFAS No. 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. We will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

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

General economic conditions and reductions in corporate IT spending may continue to affect revenue growth rates and impact our business

Our business and operating results are subject to the effects of changes in general economic conditions. Recent unfavorable economic conditions have resulted in reduced corporate IT spending in the industries that we serve and a softening of demand for computer software, not only in the database and application market segments we support but also in the product segment in which we compete. If these economic conditions do not improve, or we experience continued deterioration in general economic conditions or reduced corporate IT spending, our business and operating results could continue to be adversely impacted.

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

Many of our products are vulnerable to direct competition from Oracle

We compete with Oracle in the market for database management solutions and the competitive pressure continues to increase. We expect that Oracle’s commitment to and presence in the database management product market will increase in the future and therefore substantially increase competitive pressures. We believe that Oracle will continue to incorporate database management technology into its server software offerings, possibly at no additional cost to its users. We believe that Oracle will also continue to enhance its database management technology. Furthermore, Oracle could attempt to increase its presence in this market by acquiring or forming strategic alliances with our competitors, and Oracle may be in better position to withstand and respond to the current factors impacting this industry. Oracle has a longer operating history, a larger installed base of customers and substantially greater financial, distribution, marketing and technical resources than we do. In addition, Oracle has well-established relationships with many of our present and potential customers. As a result, we may not be able to compete effectively with Oracle in the future, which could materially adversely affect our business, operating results and financial condition.

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

Our international operations and our planned expansion of our international operations expose us to certain risks

We intend to expand our international sales activities as part of our business strategy. As a result, we face increasing risks from doing business on an international basis, including, among others:

•	difficulties in staffing and managing foreign operations;

•	longer payment cycles;

•	seasonal reductions in business activity in Europe;

•	increased financial accounting and reporting burdens and complexities;

•	potentially adverse tax consequences;

•	potential loss of proprietary information due to piracy, misappropriation or weaker laws regarding intellectual property protection;

•	delays in localizing our products;

•	political unrest or terrorism, particularly in areas in which we have facilities;

•	compliance with a wide variety of complex foreign laws and treaties; and

•	licenses, tariffs and other trade barriers.

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

Failure to adequately protect our intellectual property rights could harm our competitive position

Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology. We generally rely on a combination of trademark, trade secret, copyright law and contractual restrictions to protect the proprietary aspects of our technology.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, and to determine the validity and scope of the proprietary rights of others. Any such resulting litigation, whether successful or unsuccessful, could result in substantial costs and diversion of management and financial resources, which could harm our business.

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

Third parties may claim that our software products or services infringe on their intellectual property rights, exposing us to litigation that, regardless of merit, may be costly to defend

Our success and ability to compete are also dependent on our ability to operate without infringing upon the proprietary rights of others. Third parties may claim that our current or future products infringe their intellectual property rights. Any such claim, with our without merit, could have a significant effect on our business and financial results. See “Legal Proceedings” in Part II, Item 1, of this Report, for information concerning copyright infringement and trade secret misappropriation claims recently initiated against Quest by Computer Associates International, Inc. This and any future third party claim could be time consuming, divert management’s attention from our business operations and result in substantial litigation costs, including any monetary damages and customer indemnification obligations, which may result from such claims. In addition, parties making these claims may be able to obtain injunctive or other equitable relief affecting our ability to license the products that incorporate the challenged intellectual property. As a result of such claims, we may be required to obtain licenses from third parties, develop alternative technology or redesign our products. We cannot be sure that such licenses would be available on terms acceptable to us, if at all. If a successful claim is made against us and we are unable to develop or license alternative technology, our business and financial results and position could be materially adversely affected.

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

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments to hedge the market risks of our investments. We place our investments with high-quality issuers and, by policy, limit the amount of credit exposure to any one asset class or issuer other than the United States government and its agencies. Our investments in marketable securities consist primarily of investment-grade bonds with average lives of less than five years. Investments purchased with an original maturity of three months or less are considered to be cash equivalents. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of shareholders’ equity. At June 30, 2002, the net gain on available-for-sale securities of $0.8 million comprised 28 positions of which 23 carry unrealized gains and 5 carry unrealized losses.

The following table provides information about our investment portfolio at June 30, 2002 (dollars in thousands):

	Balance	Average Rate
Cash and cash equivalents	$29,112	1.61
Short-term marketable securities, available for sale	19,240	4.91
Long-term marketable securities, available for sale	180,387	4.83

Total portfolio	$228,739	4.43

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

PART II—OTHER INFORMATION

Item 1: Legal Proceedings

On July 2, 2002, Computer Associates International, Inc. filed a complaint against the Company and four of its employees in the U.S. District Court for the Northern District of Illinois alleging copyright infringement and trade secret misappropriation in connection with our development of the database administration component of our Quest Central for DB2 product and seeking injunctive relief and unspecified money damages. We will vigorously defend CA’s claims and do not believe that this matter will have a material adverse effect on our results of operations or financial condition.

We are a party to other litigation, which we consider to be routine and incidental to our business. Management does not expect the results of any of these actions to have a material adverse effect on our results of operations or financial condition.

Item 4: Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on May 28, 2002. There was no solicitation in opposition to the management’s nominees as listed in Quest’s proxy statement, and all of such nominees were elected. At the Annual Meeting, our shareholders also ratified the appointment of Deloitte & Touche LLP as Quest’s independent auditors for the fiscal year ending December 31, 2002. Set forth below are the number of votes cast for, against or abstain, as to each matter (there were no broker non-votes).

1.  Election of Directors:

Nominee	For	Against	Abstain
Vincent C. Smith	67,245,840	0	8,997,122
David M. Doyle	67,614,080	0	8,628,882
Doran G. Machin	75,431,604	0	811,358
Jerry Murdock, Jr.	75,996,057	0	246,905
Raymond J. Lane	75,965,464	0	277,498

2.  Ratification of Appointment of Deloitte & Touche LLP:

For	Against	Abstain
76,233,243	5,015	4,704

Item 6: Exhibits and Reports on Form 8-K

(a)  EXHIBITS

Exhibit Number	Description

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Vice President, Finance and Operations pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  REPORTS ON FORM 8-K

We did not file any current report on Form 8-K during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST SOFTWARE, INC.

August 14, 2002	/s/ M. BRINKLEY MORSE
M. Brinkley Morse Vice President, Finance and Operations

/s/ KEVIN E. BROOKS
Kevin E. Brooks Principal Accounting Officer