Form 10-Q
period 2002-09-30
QUEST SOFTWARE INC
filed 2002-11-14
CIK 1088033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to __________

COMMISSION FILE NO. 000-26937

QUEST SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

California	33-0231678
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8001 Irvine Center Drive Irvine, California	92618
(Address of principal executive offices)	(Zip code)

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

          The number of shares outstanding of the Registrant’s Common Stock, no par value, as of November 1, 2002 was 90,804,540.

QUEST SOFTWARE, INC.

FORM 10-Q

		Page Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of December 31, 2001 and September 30, 2002 (unaudited)	3

	Condensed Consolidated Statements of Operations and Comprehensive Operations for the Three and Nine Months Ended September 30, 2001 and 2002 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2002 (unaudited)	5

	Condensed Consolidated Statements of Comprehensive Operations for the Three and Nine Months Ended September 30, 2001 and 2002 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 5.	Other Information	28

Item 6.	Exhibits and Reports on Form 8-K	28

SIGNATURES		29
CERTIFICATIONS		30

PART I— FINANCIAL INFORMATION

Item 1:     Financial Statements

QUEST SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	December 31, 2001	September 30, 2002

ASSETS
Current assets:
Cash and cash equivalents	$30,279	$49,690
Short-term marketable securities available for sale	23,039	25,070
Accounts receivable, net	35,783	27,787
Prepaid expenses and other current assets	8,230	9,786
Deferred income taxes	12,085	11,009

Total current assets	109,416	123,342
Property and equipment, net	57,496	46,240
Long-term marketable securities	153,838	166,982
Goodwill	191,233	195,777
Amortizing intangible assets, net	11,473	8,673
Deferred income taxes	10,902	10,902
Other assets	5,767	4,754

Total assets	$540,125	$556,670

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	5,495	4,805
Accrued compensation	12,764	12,123
Other accrued expenses	21,720	18,293
Income taxes payable	3,243	2,282
Deferred revenue	50,395	54,321

Total current liabilities	93,617	91,824
Long-term liabilities and other	5,140	3,486
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value, 150,000 shares authorized; 89,226 and 90,393 issued and outstanding at December 31, 2001 and September 30, 2002, respectively	537,081	548,718
Accumulated deficit	(78,973)	(71,836)
Accumulated other comprehensive income	522	1,692
Notes receivable from sale of common stock	(17,262)	(17,214)

Net shareholders’ equity	441,368	461,360

Total liabilities and shareholders’ equity	$540,125	$556,670

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2002	2001	2002

Revenues:
Licenses	$37,584	$39,880	$135,171	$117,059
Services	19,059	23,203	52,071	68,954

Total revenues	56,643	63,083	187,242	186,013
Cost of revenues:
Licenses	948	774	2,961	2,313
Services	4,920	4,290	14,034	13,195
Amortization of purchased intangible assets	1,894	1,288	5,834	3,978

Total cost of revenues	7,762	6,352	22,829	19,486

Gross profit	48,881	56,731	164,413	166,527
Operating expenses:
Sales and marketing	29,593	30,934	91,675	92,324
Research and development	15,262	14,508	44,649	44,473
General and administrative	5,809	6,287	18,248	18,415
Other compensation costs and intangibles amortization	16,418	941	47,869	2,673

Total operating expenses	67,082	52,670	202,441	157,885

Income (loss) from operations	(18,201)	4,061	(38,028)	8,642
Other income, net	2,654	1,450	6,143	5,342
Loss on sale of aircraft	—	(790)	—	(790)
Write-down of investments	—	—	(1,465)	(1,095)

Income (loss) before income tax provision	(15,547)	4,721	(33,350)	12,099
Income tax provision (benefit)	(4,706)	2,215	5,223	5,199

Net income (loss)	$(10,841)	$2,506	$(38,573)	$6,900

Net income (loss) per share:
Basic	$(0.12)	$.03	$(0.44)	$.08

Diluted	$(0.12)	$.03	$(0.44)	$.07

Weighted average shares:
Basic	88,299	90,256	87,613	89,886
Diluted	88,299	92,195	87,613	92,645

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,

	2001	2002

Cash flows from operating activities:
Net income (loss)	$(38,573)	$6,900
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	55,996	16,927
Compensation expense associated with stock option grants	4,029	921
Accrued interest receivable from shareholders	(914)	(99)
Deferred income taxes	—	(21)
Provision for bad debts	345	631
Loss on equity investments	1,465	1,095
Loss on sale of aircraft	—	790
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	6,367	7,329
Prepaid expenses and other current assets	540	(1,556)
Other assets	(151)	176
Accounts payable	(270)	(690)
Accrued compensation	3,691	(641)
Other accrued expenses	(4,099)	(5,126)
Income taxes payable	8,811	4,171
Deferred revenue	13,902	3,872
Other liabilities	603	(1,255)

Net cash provided by operating activities	51,742	35,424
Cash flows from investing activities:
Purchases of property and equipment	(20,585)	(3,231)
Proceeds from sale of aircraft	—	1,932
Cash paid for acquisition, net of cash acquired (Note 3)	114	(4,063)
Purchases of marketable securities	(136,807)	(43,873)
Sales and maturities of marketable securities	130,766	29,868

Net cash used by investing activities	(26,512)	(19,367)
Cash flows from financing activities:
Repayment of notes payable	(1,171)	(1,835)
Repayment of note receivable from shareholder	—	685
Repayment of capital lease obligations	(188)	(193)
Proceeds from exercise of stock options	5,432	1,379
Proceeds from employee stock purchase plan	5,593	4,480

Net cash provided by financing activities	9,666	4,516
Effect of exchange rate changes on cash and cash equivalents	(127)	838

Net increase in cash and cash equivalents	34,769	19,411
Cash and cash equivalents, beginning of period	25,155	30,279

Cash and cash equivalents, end of period	$59,924	$49,690

Supplemental disclosures of consolidated cash flow information:
Cash paid for:
Interest	$81	$41

Income taxes, net of refunds ($(4,643) in 2001 and $(27) in 2002)	$550	$437

Supplemental schedule of non-cash investing and financing activities:
Unrealized gain on available-for-sale securities	$1,239	$1,170

Tax benefit related to stock option exercises	$4,965	$3,331

See Note 3 for details of assets acquired and liabilities assumed in the purchase transaction of BB4 Technologies, Inc.

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2002	2001	2002

Net income (loss)	$(10,841)	$2,506	$(38,573)	$6,900
Other comprehensive income:
Unrealized gain on available-for-sale securities	1,280	365	1,239	1,170

Comprehensive income (loss)	$(9,561)	$2,871	$(37,334)	$8,070

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements of Quest Software, Inc., a California corporation (the “Company” or “Quest”), as of September 30, 2002 and for the three and nine months ended September 30, 2001 and 2002, reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

          Certain reclassifications have been made to the prior-years balances to conform to the current year’s presentation, which includes the adoption of Emerging Issues Task Force (“EITF”) D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” The result of this adoption was an increase in total services revenue with a corresponding increase in cost of services revenue of $0.3 million and $0.9 million for the three and nine months ended September 30, 2001, respectively. The impact for the current year is higher services revenue and cost of services revenue of $0.2 million and $0.6 million for the three and nine months ended September 30, 2002, respectively. These amounts were previously offset against cost of services revenue.

          These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

          Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for any future period.

2. New Accounting Pronouncements

          In July 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Quest adopted SFAS No. 142 at the beginning of the first quarter of 2002. As required by SFAS No. 142, Quest discontinued amortizing the remaining balances of goodwill as of the beginning of fiscal 2002. All remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Previously recognized workforce-in-place intangible assets were reclassified to goodwill effective January 1, 2002.

          Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company’s reporting units are generally consistent with the operating segments underlying the segments identified in Note 8—Operating Segment Data. In conjunction with the implementation of SFAS No. 142, the Company performed its initial impairment review and as a result determined that the carrying value of its reporting units was less than the estimated fair value. In calculating the fair value of the reporting units, the Market Approach (Guideline Company Method) was the methodology deemed the most reliable and used for impairment analysis. Quest will perform subsequent annual impairment reviews during the fourth quarter of each year, or earlier if indicators of potential impairment exist, commencing in the fourth quarter of 2002. Future impairment reviews may result in charges against earnings to write down the value of goodwill.

          A reconciliation of previously reported net income (loss) and earnings (loss) per share to the amounts adjusted for the exclusion of goodwill and workforce-in-place amortization, net of the related income tax effect, is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2002	2001	2002

Reported net income (loss)	$(10,841)	$2,506	$(38,573)	$6,900
Goodwill and workforce amortization (net of tax)	13,941	—	41,073	—

Adjusted net income	$3,100	$2,506	$2,500	$6,900

Reported basic net income (loss) per share	$(0.12)	$0.03	$(0.44)	$0.08
Goodwill and workforce amortization per share (net of tax)	0.16	—	0.47	—

Adjusted basic net income per share	$0.04	$0.03	$0.03	$0.08

Reported diluted net income (loss) per share	$(0.12)	$0.03	$(0.44)	$0.07
Goodwill and workforce amortization per share (net of tax)	0.15	—	0.45	—

Adjusted diluted net income per share	$0.03	$0.03	$0.01	$0.07

Weighted average shares:
Basic	88,299	90,256	87,613	89,886
Diluted	92,158	92,195	91,824	92,645

          Amortized intangible assets as of December 31, 2001 and September 30, 2002, respectively, are comprised of the following (in thousands):

	December 31, 2001			September 30, 2002

	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Acquired technology	$22,694	$(13,041)	$9,653	$23,117	$(17,020)	$6,097
Customer list	2,381	(965)	1,416	2,501	(1,576)	925
Non-compete agreement	—	—	—	2,200	(733)	1,467
Other	2,264	(1,860)	404	2,264	(2,080)	184

	$27,339	$(15,866)	$11,473	$30,082	$(21,409)	$8,673

          Amortization expense for amortizing intangible assets was $1.8 million and $5.5 million for the three and nine months ended September 30, 2002, respectively. Estimated annual amortization expense by fiscal year is as follows: 2002—$7.4 million; 2003—$5.8 million; 2004—$0.9 million; thereafter—$0.2 million. All intangible assets currently recorded will be fully amortized by the end of 2007.

          The changes in the carrying amount of goodwill by reportable operating segment for the nine months ended September 30, 2002 are as follows (in thousands):

	Licenses	Services	Total

Balance as of December 31, 2001	145,337	45,896	191,233	(1)
Goodwill acquired during the nine months ended September 30, 2002	3,683	1,163	4,846
Goodwill adjustment for income tax refunds related to pre-acquisition tax period	(230)	(72)	(302)

Balance as of September 30, 2002	148,790	46,987	195,777

(1)	Includes $1,174 of previously recognized assembled workforce intangible assets which was subsumed into goodwill effective January 1, 2002 and has been reclassified for comparative presentation.

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

          In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).” SFAS No. 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

3. Acquisition

          On February 1, 2002, the Company acquired the outstanding shares of BB4 Technologies, Inc., a provider of systems availability monitoring solutions. The purchase price for BB4 Technologies, Inc. was $6.6 million, consisting of $4.2 million cash, direct acquisition costs of $0.2 million, and future payments of $2.2 million related to non-compete agreements with certain key employees who are former shareholders. The acquisition was accounted for as a purchase with the purchase price allocated as follows (in thousands):

Current assets	$123
Goodwill	4,846
Other intangibles	2,743
Deferred taxes	(1,097)
Liabilities assumed	(60)

Total purchase price	$6,555

          Operating results include operations of BB4 from the date of acquisition. The acquisition, if it had been made in the beginning of 2001, would not have had a significant impact on revenues, net loss or net loss per share—basic and diluted. The goodwill associated with this acquisition is not deductible for tax purposes.

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

	As Reported	Allocation	Pro Forma

Three months ended September 30, 2001
Cost of services revenues	$4,920	$59	$4,979
Sales and marketing	29,593	439	30,032
Research and development	15,262	381	15,643
General and administrative	5,809	98	5,907
Three months ended September 30, 2002
Cost of services revenues	$4,290	$31	$4,321
Sales and marketing	30,934	177	31,111
Research and development	14,508	203	14,711
General and administrative	6,287	51	6,338
Nine months ended September 30, 2001
Cost of services revenues	$14,034	$161	$14,195
Sales and marketing	91,675	1,249	92,924
Research and development	44,649	1,209	45,858
General and administrative	18,248	1,410	19,658
Nine months ended September 30, 2002
Cost of services revenues	$13,195	$92	$13,287
Sales and marketing	92,324	487	92,811
Research and development	44,473	614	45,087
General and administrative	18,415	135	18,550

          Amortization expense for other compensation costs was $0.5 million and $1.3 million for the three and nine months ended September 30, 2002, respectively. Estimated annual amortization expense by fiscal year is as follows: 2002—$1.9 million; 2003—$1.4 million; 2004—$0.9 million; thereafter—$0.8 million per year.

5. Net Income (Loss) Per Share

          The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution of securities by including other common stock equivalents, including stock options, in the weighted average number of common shares outstanding for a period if the effect of such inclusion would be dilutive.

          The table below sets forth the reconciliation of the denominator of the earnings per share calculations (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,

	2001		2002	2001		2002

Shares used in computing basic net income (loss) per share	88,299		90,256	87,613		89,886
Dilutive effect of stock options	—	(1)	1,939	—	(1)	2,758

Shares used in computing diluted net income (loss) per share	88,299		92,195	87,613		92,644

(1)

Effect would have been anti-dilutive, accordingly, the amount is excluded from shares used in computing diluted net loss per share. The dilutive effect of stock options would have been 3,859 and 4,211 shares for the three and nine months ended September 30, 2001, respectively.

6. Shareholders’ Equity

          In January and July 2002, 124,095 and 237,891 shares of common stock were purchased under the Company’s Employee Stock Purchase Plan at a price of $20.26 and $8.23 per share, respectively.

7. Stock Option Plans

          The following table summarizes information about stock options outstanding as of September 30, 2002 (in thousands, except for per share data):

	Number of Shares	Weighted Average Exercise Price	Number of Options Exercisable as of September 30, 2002

Balance at December 31, 2001	15,926	$14.27
Granted	4,803	9.09
Exercised	(1,146)	1.21
Canceled	(1,075)	21.35

Balance at September 30, 2002	18,508	$13.37	4,234

Weighted-average fair value of options granted during the nine-months ended September 30, 2002		$9.09

8. Segment Data

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

          The Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, operating segment information reported includes only revenues, cost of revenues and gross profit, as this information and the geographic information described below are the only information provided to the chief operating decision maker on a segment basis.

          Reportable segment data for the three and nine months ended September 30, 2001 and 2002 were as follows (in thousands):

	Licenses	Services	Total

Three months ended September 30, 2001
Revenues	$37,584	$19,059	$56,643
Cost of Revenues	2,842	4,920	7,762

Gross profit	$34,742	$14,139	$48,881

Three months ended September 30, 2002
Revenues	$39,880	$23,203	$63,083
Cost of Revenues	2,062	4,290	6,352

Gross profit	$37,818	$18,913	$56,731

Nine months ended September 30, 2001
Revenues	$135,171	$52,071	$187,242
Cost of Revenues	8,795	14,034	22,829

Gross profit	$126,376	$38,037	$164,413

Nine months ended September 30, 2002
Revenues	$117,059	$68,954	$186,013
Cost of Revenues	6,291	13,195	19,486

Gross profit	$110,768	$55,759	$166,527

          Revenues are attributed to geographic areas primarily based on the location of the entity to which the products or services were delivered.  Revenues, gross profit, income (loss) from operations and long-lived assets concerning principal geographic areas in which the Company operates are as follows (in thousands):

	North America(1)	Europe	Other International	Total

Three months ended September 30, 2001
Revenues	$44,346	$10,869	$1,428	$56,643
Gross profit	39,627	8,330	924	48,881
Loss from operations	(14,949)	(159)	(3,093)	(18,201)
Long-lived assets	402,715	2,259	1,434	406,408
Three months ended September 30, 2002
Revenues	$47,446	$14,418	$1,219	$63,083
Gross profit	46,899	9,281	551	56,731
Income (loss) from operations	5,425	(1,154)	(210)	4,061
Long-lived assets	430,319	1,836	1,173	433,328
Nine months ended September 30, 2001
Revenues	$151,369	$31,775	$4,098	$187,242
Gross profit	142,148	20,085	2,180	164,413
Loss from operations	(24,240)	(4,033)	(9,755)	(38,028)
Long-lived assets	402,715	2,259	1,434	406,408
Nine months ended September 30, 2002
Revenues	$139,015	$40,913	$6,085	$186,013
Gross profit	136,119	26,262	4,146	166,527
Income (loss) from operations	9,330	(2,808)	2,120	8,642
Long-lived assets	430,319	1,836	1,173	433,328

(1)	Principally represents operations in the United States.

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

          The Company also has certain other minority equity investments in non-publicly traded companies. These investments are included in other assets on the Company’s consolidated balance sheet at September 30, 2002 and are carried at the lower of cost or fair value, subject to adjustment for other than temporary impairment. These investments are privately held information technology companies, many of which are in the start-up or development stage. The Company monitors these investments for impairment and as a result recorded a write down of $1.1 million during the nine months ended September 30, 2002.

10. Sale of Aircraft

          In August 2002, the Company sold its interest in an aircraft and received proceeds of approximately $2.1 million.  The sale resulted in a net loss of $0.8 million.

11. Commitments and Contingencies

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

12. Related-Party Transactions

          During 1998, the Company received a note receivable from an officer of the Company for the purchase of 1.9 million shares of the Company’s common stock at $0.39 per share. The note receivable, plus interest accruing at the rate of 5.7% per annum, was due April 2003.  In September 2002, the officer repaid the note receivable, plus accrued interest, in full.

          In April 1999, the Company repurchased and canceled 29.6 million shares of common stock from a shareholder of the Company at a price of $1.18 per share. The Company also entered into a severance agreement with the shareholder whereby the shareholder will receive $200,000 per year through April 2002 and provides for use of a company car and related expenses and medical benefits. The Company recorded approximately $700,000 of expense related to the agreement in April 1999.

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

13. Subsequent Event

          On November 1, 2002, the Company, through its wholly owned subsidiary, acquired all of the outstanding common stock of Sitraka, Inc. in exchange for cash payments of $53.4 million and up to $1.3 million in additional contingent consideration. Of the cash amount paid at closing, $1.7 million of the total purchase price is subject to adjustment in certain circumstances and $5.2 million was deposited to an escrow account to secure certain indemnification obligations of the selling shareholders.  The acquisition will be accounted for as a purchase and the purchase price is expected to be allocated primarily to goodwill and other intangible assets.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion of our financial condition and results of operations also should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this report. Certain statements in this report, including statements regarding our business strategies, operations, financial conditions and prospects, are forward-looking statements. Use of the words “believe,” “expect,” “anticipate,” “will,” “contemplate,” “would” and similar expressions that contemplate future events may identify forward-looking statements.

          Numerous important factors, risks and uncertainties affect our operations and could cause actual results to differ materially from those expressed or implied by these or any other forward-looking statements made by us or others. Readers are urged to carefully review and consider the various disclosures made in this report, including those described under “Risk Factors,” and in other filings with the SEC, that describe certain risks and factors that may affect our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management’s opinions only as of the date thereof. We do not assume any obligation to revise or update forward-looking statements. Finally, our historic results should not be viewed as indicative of future performance.

Critical Accounting Policies and Estimates

          The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable, intangible assets and deferred income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This forms the basis of judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

          We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our condensed consolidated financial statements.

     Revenue Recognition

          We derive revenues from two primary sources: (1) software licenses and (2) services, which include customer support, consulting and education. We license our products through our direct sales force and indirectly through resellers. We recognize revenue in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Based on our reading and interpretation of SOP 97-2 and SOP 98-9, we believe that our current sales contract terms and business arrangements have been properly reported. The AICPA and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry. Also, the Securities and Exchange Commission (SEC) has issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. Future interpretations of existing accounting standards or changes in our business practices could result in future changes in our revenue accounting policies that could have a material adverse effect on our business, financial condition and results of operations.

          Revenues from sales of software licenses, which generally do not contain multiple elements, are recognized when: (1) we enter into a legally binding arrangement with a customer; (2) we deliver the products; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable. If all the requirements of SOP 97-2 and 98-9 have not been met, revenue recognition is deferred until such items are known or resolved. Revenue from post-sale customer support is deferred and recognized ratably over the term of the support contract. Revenues from consulting and training services are recognized as the services are performed.

          For arrangements with multiple elements, we allocate revenue to each element of a transaction based upon its fair value as determined in reliance on “vendor-specific objective evidence.” Vendor-specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately. If we cannot objectively determine the fair value of any undelivered element included in bundled software and service arrangements, we defer revenue until all elements are delivered, services have been performed or until fair value can objectively be determined.

     Accounts Receivable

            We maintain allowances for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. The amount of our reserves is based on historical experience and our analysis of the accounts receivable. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional general and administrative expense in the period such determination was made. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.

     Intangible Assets

            In July 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. We adopted SFAS No. 141 at the beginning of the third quarter of 2001 and adopted SFAS No. 142 at the beginning of the first quarter of 2002. As required by SFAS No. 142, we discontinued amortizing the remaining balances of goodwill as of the beginning of fiscal 2002. As a result, our annual amortization expense decreased approximately $57.0 million. All remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

            Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. In conjunction with the implementation of SFAS No. 142, we performed our initial impairment review and as a result determined that the carrying value of goodwill was less than the estimated fair value. In calculating the fair value of the reporting units, the Market Approach (Guideline Company Method) was the methodology deemed the most reliable and used for impairment analysis. We will perform subsequent annual impairment reviews during the fourth quarter of each year, or earlier if indicators of potential impairment exist, commencing in the fourth quarter of 2002. Future impairment reviews may result in charges against earnings to write down the value of goodwill.

            Purchased intangible assets are recorded at the appraised value and amortized using the straight-line method over estimated useful lives of three years to six years. The net carrying amount of purchased intangible assets was considered recoverable at September 30, 2002. We will continue to evaluate the value of our purchased intangible assets on a periodic basis. In the event that in the future it is determined that the purchased intangible assets value has been impaired, an adjustment will be made resulting in a charge for the write-down in the period in which the determination is made.

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

Overview

            We provide application management software solutions that enhance our customers’ return on IT investment dollars by maximizing the availability, performance and manageability of business critical applications and their underlying databases and other associated components and by improving the cost effectiveness of a customer’s information technology investments, including personnel, software and hardware.

            Our revenues comprise software license fees and service fees.  Our software licensing model is based on perpetual license fees, and our licenses are either server-based or, for our SQL development, report management and Microsoft administration tools, user-based.  Service revenues primarily represent the ratable recognition of annual software maintenance contract fees for technical support and product enhancements. Services revenues also include consulting services and training revenues.

Results of Operations

            The following table sets forth certain condensed consolidated statements of operations data as a percentage of total revenues, except as indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2002	2001	2002

Revenues:
Licenses	66.4%	63.2%	72.2%	62.9%
Services	33.6	36.8	27.8	37.1

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Licenses	1.7	1.2	1.6	1.2
Services	8.7	6.8	7.5	7.1
Amortization of purchased intangible assets	3.3	2.0	3.1	2.1

Total cost of revenues	13.7	10.0	12.2	10.4

Gross profit	86.3	90.0	87.8	89.6
Operating expenses:
Sales and marketing	52.2	49.0	49.0	49.6
Research and development	26.9	23.0	23.8	23.9
General and administrative	10.3	10.0	9.7	9.9
Other compensation costs and intangibles amortization	29.0	1.5	25.6	1.4

Total operating expenses	118.4	83.5	108.1	84.8

Income (loss) from operations	(32.1)	6.5	(20.3)	4.8
Other income, net	4.7	2.3	3.3	2.9
Loss on sale of aircraft	—	(1.3)	—	(0.4)
Write-down of investments	—	—	(0.8)	(0.6)

Income (loss) before income tax provision	(27.4)	7.5	(17.8)	6.7
Income tax provision (benefit)	(8.3)	3.5	2.8	2.8

Net income (loss)	(19.1)%	4.0%	(20.6)%	3.9%

As a percentage of related revenues:
Cost of licenses	2.5%	1.9%	2.2%	2.0%
Cost of services	25.8	18.5	27.0	19.1

                Three Months Ended September 30, 2001 and 2002

Revenues

            Total revenues for the three months ended September 30, 2002 were $63.1 million, an increase of 11.4% from the comparable period of 2001, with both license and services revenues increasing year over year.

            License Revenues— License revenues for the three months ended September 30, 2002 were $39.9 million, an increase of 6.1% from the comparable period of 2001. License revenues outside of North America accounted for 28.1% of total license revenues for the three months ended September 30, 2002, compared to 25.3% for the same period in 2001. The increase in total license revenues from the prior year is primarily due to increased sales in Europe, with this increase being partially attributable to foreign currency appreciation against the U.S. dollar.  License revenues attributable to our European operations represent $10.4 million in 2002 versus $8.4 million in 2001, an increase of 23.8%.  In both the three and nine month periods ended September 30, 2002, we have experienced a shift in the overall mix of license transactions from larger to smaller individual transactions. At the end of each quarter there is typically a balance of product sales that have not met all of our revenue recognition criteria or are otherwise incomplete. This balance decreased sequentially from June 30, 2002 to September 30, 2002.

            Service Revenues— Service revenues for the three months ended September 30, 2002 was $23.2 million, an increase of 21.7% from the comparable period of 2001. Service revenues represented 36.8% of total revenues for the three months ended September 30, 2002, compared to 33.6% for the same period of 2001. Service revenues outside of North America accounted for 19.1% of total services for the three months ended September 30, 2002, compared to 14.6% for the same period in 2001.  The growth in service revenues in 2002 reflects higher support renewal fees as our installed base of customers grew and we improved support renewal billing processes.

Cost of Revenues

            Cost of Licenses—Cost of licenses primarily consists of third-party software royalties, product packaging, documentation, duplication and amortization of purchased software rights. Cost of licenses was $0.8 million for the three months ended September 30, 2002, versus $0.9 million in the comparable period of 2001, representing a decrease of 18.4%. Cost of licenses as a percentage of license revenues was 1.9% for the three months ended September 30, 2002, compared to 2.5% for the same period in 2001. The decrease in cost of licenses was primarily due to a decrease in third-party royalty obligations associated with the Company’s acquisition of RevealNet in the third quarter of 2001, whose products the Company distributed, offset slightly by new royalty agreements.

            Cost of Services—Cost of services primarily consists of personnel, facilities and systems costs used in providing support, consulting and training services. Cost of services for the three months ended September 30, 2002 was $4.3 million, versus $4.9 million for the comparable period of 2001, representing a decrease of 12.8%. The decrease in absolute dollars is primarily due to lower fees paid to outside consultants who provided specialized professional services in the 2002 quarter compared to the same period in 2001 and lower labor-related costs resulting from a reduction in headcount.

            Cost of services as a percentage of services revenues was 18.5% for the three months ended September 30, 2002, compared to 25.8% for the same period in 2001. This margin improvement is primarily due to our continued increase in customer maintenance and support revenues while holding headcount relatively flat and from the shift in service revenues mix toward a greater contribution from higher margin support services.

            Amortization of Purchased Intangible Assets—Amortization of purchased intangible assets includes amortization of the fair value of acquired technology associated with acquisitions made during 2000, 2001 and 2002. Amortization of purchased intangible assets was $1.3 million during the three months ended September 30, 2002 versus $1.9 million in the same period of 2001, representing a decrease of 32.0%. The decrease is primarily due to the completion of amortization of purchased intangible assets related to acquisitions made in 2000.

Operating Expenses

            Sales and Marketing—Sales and marketing expenses consist primarily of compensation and benefit costs, sales commissions, facilities and systems costs, recruiting costs, trade shows, travel and entertainment and marketing communications costs such as advertising and promotion. Sales and marketing expenses were $30.9 million for the three months ended September 30, 2002, versus $29.6 million for the comparable period of 2001, representing an increase of 4.5%. Sales and marketing expenses as a percentage of total revenues were 49.0% for the three months ended September 30, 2002, compared to 52.2% in the same period of 2001. The increase from the three months ended September 30, 2001 to the comparable period in 2002 is primarily due to increased infrastructure expenses and an idle facility charge of $0.4 million, offset slightly by reductions in labor costs.

            Research and Development—Research and development expenses consist primarily of compensation and benefit costs for software developers, software product managers, quality assurance and technical documentation personnel, facilities and systems costs and of payments made to outside software development contractors. Research and development expenses were $14.5 million for the three months ended September 30, 2002, versus $15.3 million in the same period of 2001, representing a decrease of 4.9%. These expenses as a percentage of total revenues were 23.0% for the three months ended September 30, 2002, compared to 26.9% in the same period of 2001. The decrease in absolute dollars is due primarily to lower personnel costs from reduced headcount and fewer outside consultants. We incurred an idle facility charge of approximately $0.4 million in the third quarter of 2002.

            General and Administrative—General and administrative expenses consist primarily of compensation and benefit costs for our executive, finance, legal, administrative and information services personnel and related facilities and systems costs. General and administrative expenses were $6.3 million for the three months ended September 30, 2002, versus $5.8 million in the same period of 2001, representing an increase of 8.2%. While headcount reductions in prior quarters have provided payroll costs savings, these savings have been offset by various items, including higher legal expenses and increased premiums for health and directors’ and officers’ liability insurance coverage.

            Other Compensation Costs and Intangible Amortization—Other compensation costs and intangible amortization includes compensation expense associated with the issuance (primarily in 1999) of stock options with exercise prices below fair market value and the amortization of other intangible assets. These costs also included amortization of goodwill in 2001. These costs totaled $0.9 million for the three months ended September 30, 2002, compared to $16.4 million in the same period of 2001, representing a decrease of 94.3%. As a result of implementing SFAS No. 142, goodwill is no longer amortized. In the third quarter of 2001, the Company recorded amortization charges (net of tax) of $13.9 million related to goodwill and workforce intangible assets.

            Other Income, Net—Other income, net consists primarily of interest income and expense. Other income, net was $0.7 million for the three months ended September 30, 2002, compared to $2.7 million for the same period of 2001, representing a decrease of 75.1%. The decrease is due primarily to unfavorable foreign exchange movement during the quarter coupled with the loss of $0.8 million incurred from the disposal of an aircraft.

            Income Taxes—Provision for income taxes was $2.2 million for the three months ended September 30, 2002, compared with a benefit of $4.7 million for the comparable period of 2001, representing an effective rate for these periods of 47.3% and (30.3%), respectively. The increase in the effective rate results primarily from the elimination of goodwill amortization due to the implementation of SFAS No. 142.

            Nine Months Ended September 30, 2001 and 2002

Revenues

            Total revenues for the nine months ended September 30, 2002 were $186.0 million, a decrease of 0.7% from the comparable period of 2001, with declining license revenues in the first two quarters of 2002 being offset by increasing customer support revenues.

            License Revenues— License revenues for the nine months ended September 30, 2002 were $117.1 million, a decrease of 13.4% from the comparable period of 2001. License revenues outside of North America accounted for 29.2% of total licenses for the nine months ended September 30, 2002, compared to 21.1% for the same period in 2001. We believe the decrease in total license revenues from the prior year is primarily the result of reduced IT spending levels and associated difficulties of closing larger sales transactions relative to the first half of 2001. In addition, declines in 2002 license revenues from High Availability products for Oracle and our Vista information availability product lines have contributed to the decline.

            Service Revenues— Service revenues for the nine months ended September 30, 2002 were $69.0 million, an increase of 32.4% from the comparable period of 2001. Service revenues represented 37.1% of total revenues for the nine months ended September 30, 2002, compared to 27.8% for the same period of 2001. Service revenues outside of North America accounted for 18.6% of total services revenues for the nine months ended September 30, 2002, compared to 14.1% for the same period in 2001. The growth in service revenues in 2002 reflects higher support renewal fees as the installed base of customers grew and improved support renewal billing processes.

Cost of Revenues

            Cost of Licenses—Cost of licenses was $2.3 million for the nine months ended September 30, 2002 versus $3.0 million in the comparable period of 2001, representing a decrease of 21.9%. Cost of licenses as a percentage of license revenues was 2.0% for the nine months ended September 30, 2002, compared to 2.2% for the same period in 2001. The decrease in cost of licenses was primarily due to a decrease in third-party royalty obligations associated with the Company’s acquisition of RevealNet in the third quarter of 2001, whose products the Company distributed, offset slightly by new royalty agreements.

            Cost of Services—Cost of services for the nine months ended September 30, 2002 was $13.2 million, versus $14.0 million for the comparable period of 2001, representing a decrease of 6.0%. The decrease in absolute dollars is primarily due to a $0.4 million reduction in the amount of fees paid to outside consultants who provided specialized professional services.  Also contributing to the decrease was lower employee related travel costs. Cost of services as a percentage of services revenues was 19.1% for the nine months ended September 30, 2002, compared to 27.0% for the same period in 2001. The margin improvement is primarily due to a decrease in services headcount compared to the increase in support service revenues and from the shift in service revenues mix towards a greater contribution from higher margin support services.

            Amortization of Purchased Intangible Assets—Amortization of purchased intangible assets was $4.0 million during the nine months ended September 30, 2002, versus $5.8 million in the same period of 2001, representing a decrease of 31.8%. The decrease is primarily due to the completion of amortization of purchased intangible assets related to acquisitions made in 2000.

Operating Expenses

            Sales and Marketing—Sales and marketing expenses were $92.3 million for the nine months ended September 30, 2002, versus $91.7 million for the comparable period of 2001, representing an increase of 0.7%. Sales and marketing expenses as a percentage of total revenues were 49.6% for the nine months ended September 30, 2002, compared to 49.0% in the same period of 2001. The increase from the nine months ended September 30, 2001 to the comparable period in 2002 is primarily due to increased infrastructure expenses, which were partially offset by lower sales personnel costs.

            Research and Development—Research and development expenses were $44.5 million for the nine months ended September 30, 2002, versus $44.6 million in the same period of 2001, representing a nominal decrease in the current quarter, and were constant as a percentage of total revenues.

            General and Administrative—General and administrative expenses were $18.4 million for the nine months ended September 30, 2002, versus $18.2 million in the same period of 2001, representing an increase of 0.9%. As in the September 2002 quarter, cost savings from reduced headcount was offset by higher legal fees, increased telephone charges, and rising costs for health and directors’ and officers’ liability insurance coverage. The increase was partially offset by lower employee related costs as a result of reduced headcount.

            Other Compensation Costs and Intangible Amortization—Other compensation costs and intangible amortization totaled $2.7 million for the nine months ended September 30, 2002, compared to $47.9 million in the same period of 2001, representing a decrease of 94.4%. These expenses as a percentage of total revenues were 1.4% for the nine months ended September 30, 2002, compared to 25.6% in the same period of 2001.  In the nine months ended September 30, 2001, the Company recorded amortization charges (net of tax) of $41.1 million related to goodwill and workforce intangible assets.

            Other Income, Net—Other income, net was $3.5 million for the nine months ended September 30, 2002, a decrease of 26.1% from $4.7 million for the same period of 2001. The decrease is due primarily to unfavorable foreign exchange movement during 2002 along with the loss of $0.8 million incurred from the disposal of an aircraft.  Also included in other income, net for the nine month period ended September 30, 2002 is a write down of $1.1 million recorded in the second quarter of 2002 related to our minority equity investments in non-publicly traded companies.

            Income Taxes—Provision for income taxes was $5.2 million for the nine months ended September 30, 2002, compared with $5.2 million for the comparable period of 2001, representing an effective rate for these periods of 43.1% and 15.7%, respectively. The increase in the effective rate results primarily from the elimination of goodwill amortization due to the implementation of SFAS No. 142.

Liquidity and Capital Resources

            We have funded our business to date primarily from cash generated by our operations and net proceeds of from two public offerings of our securities.  Our sources of liquidity as of September 30, 2002 consisted principally of cash and cash equivalents of $49.7 million and $192.1 million in short- and long-term high grade corporate and government marketable securities.

            Net cash provided by operating activities was $33.4 million for the nine months ended September 30, 2002, compared with $51.7 million for the comparable period in 2001. The decline in cash provided by operating activities in the nine months of 2002 was primarily attributable to a slowdown in the rate of growth in deferred revenue and reduced accrued compensation.

            Investing activities used $19.4 million for the nine months ended September 30, 2002, compared with $26.5 million for the comparable period in 2001.  Capital expenditures for purchases of property and equipment were $3.2 million and $20.6 million in the first nine months of 2002 and 2001. Net purchases of marketable securities were $14.0 million and $6.0 million in the first nine months of 2002 and 2001, respectively. In August 2002, the Company received cash proceeds of $2.1 million from the sale of its interest in aircraft.

            Financing activities provided $4.5 million and $9.7 million for the nine months ended September 30, 2002 and 2001, respectively. During the 2002 period, we generated approximately $5.2 million less in proceeds from exercise of stock options and other equity incentive programs than the comparable 2001 period.

            In December 2000, our Board of Directors authorized a stock repurchase program under which Quest may purchase up to two million shares of its common stock. Under the repurchase program, we may purchase shares from time to time at varying prices in open market or private transactions. In October 2001, our Board of Directors increased the total number of shares authorized for repurchase under the stock repurchase program to five million.  No shares have been repurchased during 2002.

            As of September 30, 2002, other than current operating liabilities recorded within the balance sheet at September 30, 2002, our only significant contractual obligations or commercial commitments consisted of our facility lease commitments and operating leases for office facilities and certain items of equipment. These commitments will require cash payments of $11.5 million in 2002, $9.8 million in 2003, $7.6 million in 2004, $6.2 million in 2005 and $3.6 million thereafter. As of September 30, 2002, we did not have any off-balance sheet arrangements that could significantly reduce our liquidity. We would be required to use existing cash, cash equivalents and investment balances to support our working capital balances if we are not able to generate or sustain positive cash flow from operations. Our ability to generate cash from operations is subject to substantial risks described below under the caption “Risk Factors.”

            On November 1, 2002, the Company acquired all of the outstanding common stock of Sitraka, Inc. in exchange for cash payments of $53.4 million and up to $1.3 million in additional contingent consideration.

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

Recently Issued Accounting Pronouncements

            In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. We adopted SFAS No. 142 at the beginning of the first quarter of 2002. As required by SFAS No. 142, we discontinued amortizing the remaining balances of goodwill as of the beginning of fiscal 2002. All remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Previously issued workforce-in-place intangible assets were reclassified to goodwill effective January 1, 2002. Refer to Note 2 of the condensed consolidated financial statements for adjusted net income (loss) for the three and nine months ended September 30, 2001.

            Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company’s reporting units are generally consistent with the operating segments underlying the segments identified in Note 8 – Operating Segment Data. In conjunction with the implementation of SFAS No. 142, we performed our initial impairment review and as a result determined that the carrying value of goodwill was less than the estimated fair value. In calculating the fair value of the reporting units, the Market Approach (Guideline Company Method) was the methodology deemed the most reliable and used for impairment analysis. Quest will perform subsequent annual impairment reviews during the fourth quarter of each year, or earlier if indicators of potential impairment exist, commencing in the fourth quarter of 2002. Future impairment reviews may result in charges against earnings to write down the value of goodwill.

            Also in August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” This new statement also supersedes certain aspects of APB 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions may qualify for discontinued operations treatment. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

            In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).” SFAS No. 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. We will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

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

Interest Rate Risk

            Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments to hedge the market risks of our investments. We place our investments with high-quality issuers and, by policy, limit the amount of credit exposure to any one asset class or issuer other than the United States government and its agencies. Our investments in marketable securities consist primarily of investment-grade bonds and government securities. Investments purchased with an original maturity of three months or less are considered to be cash equivalents. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of shareholders’ equity.

            Information about our investment portfolio is presented in the table below, which states the amortized book value and related weighted-average interest rates by year of maturity (in thousands):

Investments maturing by September 30,	Amortized Book Value	Weighted Average Rate

2003	74,578	2.41%
2004	18,985	3.73%
2005	17,950	3.54%
2006	16,243	4.81%
Thereafter	112,294	5.24%

Total portfolio	240,050	4.09%

            We also maintain a level of cash and cash equivalents such that we have generally been able to hold our investments to maturity. Accordingly, changes in the market interest rate would not have a material effect on the fair value of such investments.

Item 4: Controls and Procedures

a) Evaluation of disclosure controls and procedures:

Within the ninety days prior to the date of this quarterly report and with the participation of the Company’s management, including the Company’s chief executive officer and principal financial officer, the Company performed an evaluation of its disclosure controls and procedures.  Based on such evaluation, the Company’s chief executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective and sufficient to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

b) Changes in internal controls:

There have been no significant changes in the Company’s internal controls, or in other factors that could significantly affect these internal controls, subsequent to the date the Company completed its evaluation.

PART II— OTHER INFORMATION

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

Item 5: Other Information

            On November 1, 2002, the Company acquired all of the outstanding common stock of Sitraka Inc., a developer of application-server performance management products, in exchange for cash payments of $53.4 million and up to $1.3 million in additional contingent consideration.  Sitraka generated $16.4 million in total revenue and a net loss of $3.1 million in its year ended March 31, 2002.  For the six-month period ended September 30, 2002, Sitraka generated $8.8 million of total revenue and net income of $251,000.

            A copy of the Stock Purchase Agreement is attached hereto as Exhibit 2.1 and incorporated herein by reference.

Item 6: Exhibits and Reports on Form 8-K

   (a)  EXHIBITS

Exhibit Number	Description

2.1	Share Purchase Agreement dated as of October 21, 2002 among Quest Software, Inc., 881229 Alberta Ltd., Sitraka Inc. and Certain Shareholders of Sitraka

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Vice President, Finance and Operations pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (b)  REPORTS ON FORM 8-K

            We did not file any current report on Form 8-K during the quarter ended September 30, 2002.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST SOFTWARE, INC.

November 14, 2002	/s/ M. BRINKLEY MORSE

M. Brinkley Morse Vice President, Finance and Operations

/s/ KEVIN E. BROOKS

Kevin E. Brooks Principal Accounting Officer

CERTIFICATIONS

I, Vincent C. Smith, certify that:

            1. I have reviewed this quarterly report on Form 10-Q of Quest Software, Inc.;

            2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

            3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

            4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                    b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

            6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ VINCENT C. SMITH

Vincent C. Smith, Chief Executive Officer

I, M. Brinkley Morse, certify that:

            1. I have reviewed this quarterly report on Form 10-Q of Quest Software, Inc.;

            2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

            3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

            4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                    b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

            6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ M. BRINKLEY MORSE

M. Brinkley Morse, Vice President, Finance and Operations

2