Form 10-K
period 2002-12-31
QUEST SOFTWARE INC
filed 2003-03-31
CIK 1088033

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to             .

Commission File No. 000-26937

QUEST SOFTWARE, INC.

(Exact Name of Registrant as Specified in its Charter)

California	33-0231678
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

8001 Irvine Center Drive	92618
Irvine, California	(Zip Code)
(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code: (949) 754-8000

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

As of March 20, 2003, 91,396,135 shares of the Registrant’s Common Stock were outstanding. The aggregate market value of the common stock held by nonaffiliates of the Registrant as of June 28, 2002 was approximately $550.9 million.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement, to be delivered to shareholders in connection with the Registrant’s 2003 Annual Meeting of Shareholders, are incorporated by reference into Part III of this Report.

Forward-Looking Information

Discussions under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include or may include forward-looking statements within the meaning of the federal securities laws. We have based these forward-looking statements on currently available information and our current beliefs, expectations and projections about future events. All forward-looking statements contained herein are subject to numerous risks and uncertainties. Our actual results and the timing of certain events could differ materially from those projected in the forward looking statements due to a number of factors discussed under the heading “Risk Factors” in this Report and in our other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should the underlying estimates or assumptions prove incorrect, actual results or outcomes may vary significantly from those suggested by forward-looking information. Any forward looking statements contained in this document are based on information available at the time of filing and we make no undertaking to update any of these forward looking statements.

PART I

Item 1.    Business

Introduction

Quest Software is a leading independent software vendor (“ISV”) for the primary database management systems and packaged and custom applications used by large and medium sized enterprises. We generate revenues by licensing our products, principally on a perpetual basis, and by providing support, maintenance and implementation services for these products. Our products improve, in many cases dramatically, the quality of service of our customers’ key software applications. Many of our products also significantly reduce associated capital and operating expenses by minimizing hardware, software and/or personnel costs. See Note 14 of “Notes to Consolidated Financial Statements” for information regarding our reportable operating segments and geographic information.

Our strategy is to target high value, widely adopted software platforms and build necessary development expertise through internal hiring and acquisitions. From 1996 to 2000, this strategy enabled us to become a market leading ISV for the Oracle database management system. More recently, we have leveraged this database expertise to address IBM’s DB2 and Microsoft’s SQL Server, two other leading database management systems.

Large and medium-sized enterprises have widely implemented packaged and custom applications running on highly sophisticated database management systems. Enterprises use database systems like Oracle, DB2 or SQL Server to store, organize, access and analyze critical information such as financial, customer, employee, inventory and manufacturing data. In many cases our products can significantly improve the performance, reliability and availability of these systems.

We believe we are now a leading ISV as well for packaged applications such as SAP, Siebel, PeopleSoft and Oracle. These applications typically run in multi-vendor environments with key underlying components, such as application servers, web servers, databases and operating systems, coming from different vendors. Our applications performance management products are designed to detect, diagnose and resolve application performance problems by providing a complete view of these heterogeneous systems. We also provide administrative products for the Microsoft 2000, Active Directory and Microsoft Exchange platforms.

In November 2002, we acquired Sitraka, a leading provider of development tools and application performance management products for applications based on the Java 2 Enterprise Edition (J2EE) development platform, a rapidly emerging standard for component based development of multi-tier applications.

We invest heavily in our product engineering capabilities, which we believe provides competitive differentiation and is a key to long-term success. In building our products, we stress ease of deployment, ease of use and tangible, readily articulated customer benefits. We sell our products primarily via our direct sales channel, supplemented by indirect sales through systems integrators and value added resellers. We operate in North and South America, Europe and Australia.

Quest is a California corporation incorporated in 1987. Our principal offices are located at 8001 Irvine Center Drive, Irvine, California 92618.

Market Overview

Key enterprise applications are highly complex and require substantial investment, personnel and expertise in their development, deployment and management. Enterprises are placing increasing demands on their information technology (“IT”) organizations while their IT budgets tighten. We design our products to enable these IT organizations to meet their service level objectives more cost effectively by extending the benefits of their existing information technology infrastructure.

An application is useless if it is not available to end-users. Internal and external demands on critical applications grow as application use grows. As clients and customers interact directly with organizations’ internal systems, the availability and performance of the application becomes critical. As internal and customer-facing applications are deployed to a wider audience, rapid and unpredictable spikes in the number of users can dramatically increase the likelihood of performance degradation and system failure. Historically, organizations have relied on a combination of manual processes and a heterogeneous assortment of software tools to manage the performance and reliability of their application infrastructure to ensure the distribution of information throughout the enterprise. The requirements of today’s IT systems have, however, stretched the capabilities of these traditional solutions. Further, as multi-tiered application infrastructures are deployed, the complexity of the environment necessitates that tools be used to identify the location of potential performance bottlenecks before they impact the end user community.

Enterprises are also re-focusing their IT projects back to improving the service levels and reliability of their existing core systems. For business critical databases and applications, many of our products are relevant to these efforts. Our products are designed to increase the cost effectiveness of existing investments in software, computer hardware, storage systems and/or IT personnel. Our application performance management solutions such as the Foglight and Spotlight products discussed below enable IT organizations to monitor and manage the application service levels they provide to internal and external end-users.

Enterprises must also contend with the demands of ever increasing data. Much of this data is stored in database management systems such as Oracle, DB2 and Microsoft SQL server. These trends create demand for our database tools that can improve the utilization and reliability of large-scale databases and of the developers and database administrators and other personnel responsible for maintaining reliability and performance.

Products

We currently market over 50 products, which we have grouped into three main categories: Database Products; Application Performance Management Products; and Microsoft Infrastructure Products. Major products in these categories are described as follows.

Database Products

TOAD and SQL Navigator.    These tools improve the productivity and capability of application developers working in the Oracle PL/SQL environment. We provide a complete and integrated development environment for coding stored procedures, schemas and SQL scripts from one intuitive graphical user interface. Debugging, SQL tuning, change analysis, and general administration features improve the quality and performance of database applications before they enter production.

Quest Central.    Administrating large databases in production involves many tedious, error-prone and repetitive tasks. To simplify these tasks and increase the accuracy and effectiveness of database administrators (“DBAs”), we have developed Quest Central™. Quest Central is an integrated workbench for Oracle and DB2 databases that combines into one suite four functional components: Database Administration, Performance Diagnostics, SQL Tuning, and “live” or traditional Space Management. Quest Central provides a consistent look and feel for the management of Oracle and DB2 databases, reducing cross training costs and enabling DBAs to manage more databases without adding resources.

SharePlex.    In many cases, an organization’s data can be its most valuable resource. Ensuring that data remains available during an unplanned outage, disaster, or even planned downtime for maintenance can be imperative to an organization’s success. SharePlex provides real-time replication of Oracle databases for customers who need to ensure a current, secondary copy of their transactional Oracle database is available if the primary database goes down. Many, customers use SharePlex to offload management reporting, so the activity no longer competes with transaction processing. Finally, SharePlex is also frequently used to eliminate end user disruption by providing access to data during the migration of operating systems, hardware platforms and major application releases.

Application Performance Management Products

Our Application Performance Management products include our Foglight and Spotlight products.

Foglight and Spotlight.    Foglight is a 24x7 application monitoring solution that provides a holistic view of an entire application and its related components, including application servers, web servers, databases and operating systems. Foglight offers an array of specialized cartridges focused on ERP and CRM applications to provide a complete monitoring solution for a distributed IT environment. Foglight will alert appropriate IT personnel of existing or threatened nonconforming operating conditions so that they can take preventative or corrective actions. Our series of complementary Spotlight diagnostic products allow IT personnel to drill down deeply into the many components of an application, database or other layer of the application stack to identify the root causes of a problem. With these Application Performance Management solutions, administrators can spend less time in reactive mode and more time focusing on improving and managing their IT infrastructures through:

•	notification of potential problems before end users are affected;

•	monitoring transaction response time;

•	immediately resolving problems through real-time diagnostics; and

•	maintaining strict service level agreements.

Microsoft Infrastructure Management Solutions

Microsoft applications and platforms are the global standard for desktop productivity applications. Our products enable IT personnel to more effectively migrate to, manage and administer the Microsoft Windows 2000, Exchange and Active Directory environments.

FastLane Suite.    The FastLane Suite of products provides the utilities necessary to plan, deploy and manage Microsoft Windows 2000, Exchange 2000 and Active Directory. The suite includes:

•	FastLane Reporter. Reporter allows administrators to easily assess their existing Microsoft Windows and Exchange environments and detect conflicts in advance of new Active Directory deployments.

•	FastLane Migrator. Migrator streamlines the actual migration process and allows for central management of the project for local and/or distributed networks. With Migrator, customers accelerate the migration, while reducing the possibility of data loss and end user downtime.

•	FastLane Consolidator. Most migrations include some level of server consolidation. Consolidator accelerates and simplifies server consolidations, allowing customers to migrate Microsoft Windows data, security and printers without slowing down the network or end users.

•	FastLane ActiveRoles. After the migration, ActiveRoles allows Active Directory administrators to work more efficiently without compromising security or control.

Sales, Marketing and Distribution

We market and sell our products and services worldwide primarily through our direct sales organization. At December 31, 2002, we had 350 direct sales representatives, approximately 250 of which were field sales personnel organized into account teams. These account teams consist of a designated account manager and dedicated sales specialists for certain product lines. Our pre-sales systems engineers are assigned to these sales teams, and their role is to provide technical assistance and demonstrations to sales prospects. The remaining 100 sales representatives were telesales personnel, who sell products such as our Oracle development tools that are generally evaluated through internet downloads. We supplement our direct sales organization with indirect sales channels such as value added resellers and systems integrators. We also employ local resellers in certain international territories not covered by our local sales offices.

We have opened sales offices in the major cities of the United States, Europe and Australia to facilitate close contact between current and potential customers and our field sales organization, which includes sales teams as well as pre- and post-sales technical consultants. At December 31, 2002, we had 44 sales offices including our headquarters offices in Irvine, California.

Our sales and marketing approach is designed to help customers understand both the business and technical benefits of our products. Much of our sales activity involves free product trials for a limited period, typically  15 days, during which a customer can experience the benefits of our products. The pre-sales technical consultants assist our sales teams by conducting on-site proofs of concept and providing other in-depth technical services. We facilitate trial use of our products by making trial copies easily available from our website, as well as having Proof of Concept programs that deliver actual value to the prospect. Finally, we allow sales prospects full access to our customer support organization so that they can obtain an accurate view of the Quest customer experience. We believe this practice contributes in many cases to the purchase of our products.

Our marketing efforts are designed to create awareness and generate demand for our products. To achieve these goals, we participate in industry trade shows, technical conferences and seminars, publish technical and educational articles in industry journals and engage in a variety of other marketing activities, including direct mailings and print and Web-based advertising.

Our professional services organization complements our direct sales organization by providing customers with a full range of support services, including implementations, consulting services and training. We believe that professional services are important to customer satisfaction and the development of long-term customer relationships.

Customer Service and Support

A high level of customer service and support is critical to the successful marketing and sale of our products and the development of long-term customer relationships. We have a reputation for providing a high level of customer support and believe this is a competitive differentiator. Enrollment in our support, maintenance and enhancement program is annual and entitles a customer to: (a) problem resolution services, (b) new functional enhancements of a product and (c) ongoing compatibility with new releases of the database, application or other platform supported by the product. Annual maintenance, support and enhancement fees generally range from 20% to 25% of the initial purchase cost, depending on the product and the level of problem resolution support purchased. Customer support is provided domestically through our offices in Irvine and internationally through our offices in Europe and Canada.

Research and Development

We believe that strong research and product development capabilities are essential to enhancing our core technologies and developing additional products. Innovative capabilities, strong product engineering and rich user interfaces are typical Quest attributes. We target ease of implementation and ease of use in designing our products. Our commitment to ongoing product development is reflected in our investments in research and development, which were $39.7 million, $59.5 million and $59.4 million for the years ended December 31, 2000, 2001 and 2002, respectively. We have actively recruited key software engineers and developers with expertise in the areas of Oracle technologies, Java, Microsoft infrastructure technologies, ERP and CRM systems, IBM database technologies and document management. Our engineers include several of the industry’s leading database management authorities. Complementing these individuals, our senior management has extensive background in applications, database management, monitoring, and enterprise and system software industries.

Competition

The market for application management solutions is emerging rapidly, and, as a result, is intensely competitive and characterized by rapidly changing technology and evolving standards. Pricing pressures have increased over the past year, reflecting both competition and IT spending contraction. We expect competition to continue to increase both from existing competitors and new market entrants. We believe that our ability to compete effectively depends on many factors, including:

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

We compete in some cases with the vendors of databases, applications and other systems that we manage; for example, Oracle provides various tools for managing its databases that are competitive with Quest offerings. Competition from Oracle with certain of our Database Products including Shareplex and Quest Central for Oracle has increased over the last 24 months. In some cases these platform vendor-provided tools are bundled with the platform and in other cases they are separately chargeable products, albeit at significantly lower price points. The inclusion of the functionality of our software as standard features of the underlying database solution or application supported by our products or sale at much lower cost could erode our revenues, particularly if the competing products and features were of comparable capability to our products. Even if the functionality provided as standard features or lower costs by these system providers is more limited than that of our software, there can be no assurance that a significant number of customers would not elect to accept more limited functionality in lieu of our products. Moreover, there is substantial risk that the mere announcements of competing products or features by large competitors such as Oracle could result in the delay or cancellation of customer orders for our products in anticipation of the introduction of such new products or features.

We also compete with other vendors of database, application and systems management tools. Public companies with whom we compete include:

•	the large, well established systems management vendors—IBM/Tivoli, Computer Associates and BMC Software;

•	smaller application and database management vendors such as Mercury Interactive, Embarcadero and Precise;

•	providers of Windows NT management and migration tools, such as NetIQ, Aelita and BindView.

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

Employees

As of December 31, 2002, we employed 1,813 full-time employees, including 772 in sales and marketing, 642 in research and development, 187 in customer service and support and 212 in general and administrative. We believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support and research and development personnel. Like other software companies, we face intense competition for such personnel, and we have at times experienced and continue to experience difficulty in recruiting qualified personnel. There can be no assurance that we will be successful in attracting, assimilating and retaining other qualified personnel in the future. We are not subject to any collective bargaining agreement and we believe that our relationships with our employees are good.

Website

Our website is located at www.quest.com. Information contained on our website is not part of this annual report on Form 10-K. We make available, free of charge on or through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Executive Officers of the Registrant

The names of our executive officers and other information about them are shown below.

Name	Age	Position
Vincent C. Smith	39	Chief Executive Officer and Chairman of the Board
M. Brinkley Morse	45	Vice President, Finance and Operations
Eyal M. Aronoff	39	Chief Technical Officer
Douglas F. Garn	44	Vice President of Worldwide Sales

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

Douglas F. Garn is our Vice President of Worldwide Sales. Mr. Garn held this position from January 1998 to January 2002 and returned to this position in January 2003 after a medical leave of absence. From March 1996 to January 1998, Mr. Garn was Vice President of North American Sales for Peregrine Systems, Inc. From July 1995 until April 1996, Mr. Garn was Vice President of Sales with Syntax, Inc., a networking software company. From November 1993 until July 1995, Mr. Garn was Regional Sales Manager with BMC.

Item 2.    Properties

Our principal administrative, sales, marketing, support and research and development facilities are currently located in approximately 135,100 square feet of space in Irvine, California. One of these facilities is under a six-year lease that includes an option to renew this lease for an additional five-year term. The other facility is under a 3 1/2 year lease.

We also lease sales offices in several major metropolitan areas of the U.S., including Atlanta, Boston, Chicago, Dallas, Houston, New York, San Francisco and Washington, D.C. Our Canadian subsidiaries currently operate from three leased facilities in Toronto, Ontario; Ottawa, Ontario and Halifax, Nova Scotia. Our German subsidiary currently operates from a leased facility in Cologne. Our Australian subsidiary operates from two leased facilities in Melbourne and Sydney, which total approximately 10,000 square feet. Our UK subsidiary leases a 5,300 square-foot office in the London metropolitan area.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Shareholder Matters

Our common stock is listed on the NASDAQ National Market under the symbol “QSFT.” The following table sets forth the high and low sale prices on the NASDAQ National Market for our common stock for the periods indicated.

	Price Range of Common Stock
	High	Low
2001:
First Quarter	$40.00	$14.81
Second Quarter	38.13	14.63
Third Quarter	37.50	9.70
Fourth Quarter	27.20	10.32
2002:
First Quarter	$27.68	$14.68
Second Quarter	15.35	11.01
Third Quarter	14.31	8.12
Fourth Quarter	13.65	7.30

On March 21, 2003, the closing price of our common stock on the NASDAQ National Market was  $9.65 per share. As of March 21, 2003, there were 259 holders of record of our common stock (not including beneficial holders of shares held in “street name”).

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

Item 6.    Selected Financial Data

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Licenses	$24,901	$54,269	$126,767	$174,134	$161,445
Services	9,889	16,599	38,820	72,389	96,932

Total revenues	34,790	70,868	165,587	246,523	258,377
Cost of revenues:
Licenses	3,433	2,998	3,571	4,510	2,894
Services	2,507	4,195	10,695	18,542	17,802
Amortization of purchased intangible assets	—		5,038	8,003	5,744

Total cost of revenues	5,940	7,193	19,304	31,055	26,440
Gross profit	28,850	63,675	146,283	215,468	231,937
Operating expenses:
Sales and marketing	11,836	32,078	77,641	121,901	127,793
Research and development	8,047	15,980	39,747	59,548	59,431
General and administrative	5,278	9,906	17,679	23,993	24,888
In-process research and development	—	—	—	—	2,900
Intangible asset and goodwill amortization (1)	—	86	35,958	56,724	2,037
Other compensation costs	—	1,157	5,134	7,003	1,989

Total operating expenses	25,161	59,207	176,159	269,169	219,038

Income (loss) from operations	3,689	4,468	(29,876)	(53,701)	12,899
Other income, net	336	1,202	11,603	3,803	6,211

Income (loss) before income tax provision	4,025	5,670	(18,273)	(49,898)	19,110
Income tax provision	1,679	2,273	6,805	5,861	8,210

Net income (loss)	$2,346	3,397	$(25,078)	$(55,759)	$10,900
Preferred stock dividends (2)	—	590	—	—	—

Net income (loss) applicable to common shareholders	$2,346	$2,807	$(25,078)	$(55,759)	$10,900

Basic net income (loss) per share	$0.03	$0.04	$(0.30)	$(0.64)	$0.12
Diluted net income (loss) per share	$0.03	$0.03	$(0.30)	$(0.64)	$0.12
Weighted average shares outstanding:
Basic	88,522	75,354	84,993	87,632	90,065
Diluted	88,918	83,600	84,993	87,632	92,820

(1)	Intangible asset and goodwill amortization includes goodwill amortization of $35.7 million in 2000 and $56.0 million in 2001 of goodwill arising from acquisitions completed in 2000 and 2001. In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. We adopted SFAS No. 142 at the beginning of the first quarter of 2002. As required by SFAS No. 142, we discontinued amortizing the remaining balances of goodwill as of the beginning of fiscal 2002. See Notes 1, 4 and 5 of “Notes to Consolidated Financial Statements.”
(2)	Represents cash dividends paid in 1999 to holders of shares of Series B Redeemable Preferred Stock, all of which were redeemed in connection with our initial public offering in August 1999.

	December 31,
	1998	1999	2000	2001	2002
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$8,981	$55,127	$151,826	$207,156	$207,546
Total assets	19,645	99,149	534,172	540,125	591,842
Long-term obligations	—	403	6,422	5,140	5,941

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

Overview

We provide application management software solutions that maximize the availability, performance and manageability of our customer’s business critical applications and their underlying databases and other associated components. Many of our products also increase the cost effectiveness of a customer’s IT investments, including personnel, software and hardware.

Our revenues consist of software license fees and service fees. Our software-licensing model is primarily based on perpetual license fees, and our licenses are either server-based or, for our SQL development, report management and Microsoft administration tools, user-based. Service revenues primarily represent the ratable recognition of software maintenance contract fees, which entitle a customer to technical support via telephone and the internet and product enhancements. These maintenance contracts all have annual terms. Customers purchase a software maintenance contract for the first year when they license a product and have the option of renewing the maintenance contract annually thereafter. Service revenues also include revenues from consulting and training services.

Acquisition of Sitraka

On November 1, 2002, we acquired all of the outstanding common stock of Sitraka, Inc. (Sitraka), a developer of application-server performance management products, in exchange for cash payments of $53.4 million and up to $3.6 million in additional contingent consideration. The acquisition was accounted for as a purchase and the purchase price was allocated primarily to goodwill totaling $35.9 million and other intangible assets totaling $25.0 million. In connection with the acquisition, we recorded a charge totaling $2.9 million for the fair value of purchased in-process research and development (IPR&D). We recorded this charge because the technological feasibility of products under development at the date of acquisition had not been established and no future alternative uses existed. The charge represented the estimated fair value of the incomplete research and development products based on discounted cash flows. Management is primarily responsible for estimating the fair value of IPR&D, which was determined with the assistance of an independent appraiser.

We identified and valued two IPR&D projects. Both projects were approximately 50% complete at the date of acquisition and the estimated cost to complete the projects was $1.3 million. One project was directed toward the development of improvements to an existing product and the other for a product that was in pre-production.

The IPR&D for the improvements to the existing product represented 55% of the total value of IPR&D acquired, while the product in pre-production represented the balance of 45%. At the date of acquisition both projects were anticipated to be completed in the first quarter of 2003. The projects were completed as anticipated and made generally available for sale in March 2003. See Note 5 of “Notes to Consolidated Financial Statements.”

Results of Operations

Except as otherwise indicated, the following percentages are percentage of total revenues:

	Year Ended December 31,
	2000	2001	2002
Revenues:
Licenses	76.6%	70.6%	62.5%
Services	23.4	29.4	37.5

Total revenues	100.0	100.0	100.0

Cost of revenues:
Licenses	2.2	1.8	1.1
Services	6.5	7.5	6.9
Amortization of purchased intangible assets	3.0	3.2	2.2

Total cost of revenues	11.7	12.5	10.2

Gross profit	88.3	87.5	89.8
Operating expenses:
Sales and marketing	46.9	49.4	49.5
Research and development	24.0	24.2	23.0
General and administrative	10.7	9.7	9.6
In-process research and development	—	—	1.1
Intangible asset and goodwill amortization	21.7	23.0	0.8
Other compensation costs	3.1	2.9	0.8

Total operating expenses	106.4	109.2	84.8

Income (loss) from operations	(18.1)	(21.7)	5.0
Other income, net	7.0	1.5	2.4

Income (loss) before income tax provision	(11.1)	(20.2)	7.4
Income tax provision	4.1	2.4	3.2

Net income (loss)	(15.2)%	(22.6)%	4.2%

Comparison of Fiscal Years Ended December 31, 2002 and 2001

Revenues

Total revenues increased 4.8% to $258.4 million in 2002 from $246.5 million in 2001.

License Revenues—License revenues decreased 7.3% to $161.4 million in 2002 from $174.1 million in 2001. We believe customer efforts to reduce IT spending in response to general economic conditions contributed to the decrease in license revenues in 2002. In addition, we experienced increased competition related to our high availability and production support products for Oracle and our Vista output management products, which also contributed to the decline in license revenues. The decline in license revenues for these products was offset by growth in other product areas, primarily our Microsoft administration products and our monitoring products. License revenues represented 62.5% of total revenues in 2002, compared to 70.6% in 2001. License revenues in North America decreased to $113.1 million in 2002 from $136.1 million in 2001, a decline of 16.9%. The decrease in North American license revenues was offset slightly by the acquisition of Sitraka in the fourth quarter of 2002. License revenues outside of North America increased 26.8% to $48.3 million in 2002 from

$38.1 million in 2001, and accounted for 29.9% of total license revenues, compared to 21.9% in 2001. The increase in license revenues outside of North America is primarily due to strengthening operations in Europe as a result of continued investment in our foreign operations. License revenues attributable to our European operations represented $43.0 million in 2002, compared to $33.1 million in 2001, representing growth of 29.9%.

Service Revenues—Service revenues increased 33.8% to $96.9 million in 2002 from $72.4 in 2001. This increase was derived primarily from higher renewal maintenance fees. Higher renewal maintenance fees derived from growth in the base of installed products and, we believe, from improved support renewal billing processes and improved maintenance renewal rates. To a much lesser extent, support revenues from the acquired base of Sitraka customers also contributed to year-over-year increase in service revenues. Professional services as a percentage of total service revenues represented 9.7% in 2002 and 15.4% in 2001.

Cost of Revenues

Cost of Licenses—Cost of licenses primarily consists of third-party software royalties, product packaging, documentation, duplication and amortization of purchased software rights. Cost of licenses decreased to  $2.9 million in 2002 from $4.5 million in 2001, representing a decline of $1.6 million or 35.6%. Cost of licenses as a percentage of license revenues was 1.8% for 2002, compared with 2.6% in 2001. The decrease in cost of licenses for 2002 was primarily due to a decrease in third-party royalty obligations associated with our acquisition of RevealNet in the third quarter of 2001, whose products we distributed, and a decrease in amortization expense related to rights in purchased software rights. We expect that cost of licenses as a percentage of license revenues will remain relatively constant in 2003.

Cost of Services—Cost of services primarily consists of personnel, facilities and systems costs used in providing support, consulting and training services. Cost of services decreased to $17.8 million in 2002 from $18.5 million in 2001, representing a decline of $0.7 million. Cost of services as a percentage of service revenues declined to 18.4% for 2002, compared to 25.6% for 2001. The decrease in cost of services for 2002 is primarily attributable to a reduction in the amount of fees paid to outside consultants who provided specialized  professional services.

Amortization of Purchased Intangible Assets—Amortization of purchased intangible assets includes amortization of the fair value of acquired technology associated with the acquisitions made during 2000, 2001 and 2002. Amortization of purchased intangible assets decreased to $5.7 million in 2002 from $8.0 million in 2001, representing a decrease of $2.3 million or 28.8%. The decrease is primarily due to the completion of amortization of purchased intangible assets related to certain acquisitions made in 2000, offset slightly by amortization related to acquisitions made in 2002. Intangible assets purchased as part of acquisitions were  $3.2 million and $30.6 million in 2001 and 2002, respectively. The useful lives of the technology acquired range from one to seven years, and we expect the amortization of these purchased intangible assets to be approximately $7.2 million in 2003, $4.2 million in 2004 and thereafter $13.8 million. See “Critical Accounting Policies and Estimates” for additional discussion regarding accounting for intangible assets.

Operating Expenses

Sales and Marketing—Sales and marketing expenses consist primarily of compensation and benefit costs, sales commissions, facilities and systems costs, recruiting costs, trade shows, travel and entertainment and marketing communications costs such as advertising and promotion. Sales and marketing expenses increased 4.8% to $127.8 million in 2002 from $121.9 million in 2001. As a percentage of total revenues, sales and marketing remained relatively flat from 2001 to 2002. The increase in sales and marketing expenses in 2002 resulted from increased labor expenses, primarily due to additional headcount from our acquisition of Sitraka, higher sales commission expenses and increased depreciation of sales and marketing information  technology assets.

Research and Development—Research and development expenses consist primarily of compensation and benefit costs for software developers, software product managers, quality assurance and technical documentation personnel, facilities and systems costs and payments made to outside software development consultants in connection with our on-going efforts to enhance our core technologies and develop additional products. Research and development expenses were constant at $59.4 million in 2002 compared with $59.5 million in 2001, and declined as a percentage of total revenues to 23.0% in 2002 from 24.2% in 2001. In 2002, we implemented cost-control measures that resulted in decreases in travel expenses and fees paid to outside software development consultants. These savings were offset by increased labor costs primarily attributable to the additional headcount resulting from the Sitraka acquisition.

We believe significant expenditures in research and development are required to remain competitive, and expect that research and development expenses will continue to represent approximately 20-25% of total revenues for the foreseeable future.

General and Administrative—General and administrative expenses consist primarily of compensation and benefit costs for our executive, finance, legal, administrative and information services personnel, professional fees, and facilities and systems costs. General and administrative expenses increased to $24.9 million in 2002 from $24.0 million in 2001, representing an increase of $0.9 million or 3.8%. The increase in 2002 is primarily attributable to increased legal expenses and premiums for directors’ and officers’ liability insurance coverage. General and administrative expenses as a percentage of total revenues remained relatively flat from 2001 to 2002.

Intangible Asset and Goodwill Amortization—Intangible asset and goodwill amortization includes the amortization of intangible assets. These costs decreased to $2.0 million in 2002 from $56.7 million in 2001, principally resulting from our adoption of SFAS No. 142. All remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144. Previously recognized workforce-in-place intangible assets were reclassified to goodwill effective January 1, 2002. See Note 1 of “Notes to Consolidated Financial Statements” for a reconciliation of previously reported net income (loss) and earnings (loss) per share to the amounts adjusted for the exclusion of goodwill amortization had we adopted the non-amortization provisions of SFAS No. 142 as of January 1, 2001.

Other Compensation Costs—Other compensation costs is comprised primarily of compensation expense associated with the issuance of stock options with exercise prices below fair market value. These costs decreased to $2.0 million in 2002 from $7.0 million in 2001.

Other Income, Net—Other income, net consists primarily of interest income and expense and gain (loss) on equity investments. Other income, net increased to $6.2 million in 2002 from $3.8 million in 2001. The increase is primarily due to a $0.3 million net gain recognized in 2002 on equity investments, partially offset by lower yields on investments as a function of the decreasing interest rate environment and a loss recognized on the disposal of an aircraft. The net gain on equity investments in 2002 was attributable to a $1.9 million gain on the sale of an equity investment, largely offset by a non-cash charge of $1.6 million reflecting an adjustment for other than temporary impairment of an equity investment. These investments are in privately held information technology companies, many of which are in the start-up or development stage. These investments are carried at cost, subject to adjustment for other than temporary impairment. The average interest rates of our investments are summarized under “Item 7a: Quantitative and Qualitative Disclosures About Market Risks—Interest Rate Risk.”

During 2001, we recognized a $4.4 million loss on equity investments. The loss in 2001 resulted from a non-cash charge to write down the carrying value of certain equity investments to reflect an adjustment for other than temporary impairment.

We have committed to make additional capital contributions to a private equity fund totaling $2.2 million. If the companies in which we have made direct or indirect investments do not complete initial public offerings or are not acquired by publicly traded companies or for cash, we may not be able to sell these investments. In addition, even if we are able to sell these investments, we cannot assure that we will be able to sell them at a gain or even recover our investment.

Income Taxes—Provision for income taxes increased to $8.2 million in 2002 from $5.9 million in 2001, representing an increase of $2.3 million or 39.0%. The effective income tax rate in 2002 was 43.0% compared to (11.7)% in 2001. The change in the effective tax rate from 2001 to 2002 results primarily from the elimination of goodwill amortization associated with the implementation of SFAS No. 142. See Note 9 of “Notes to Consolidated Financial Statements.”

Comparison of Fiscal Years Ended December 31, 2001 and 2000

Revenues

Total revenues were $246.5 million in 2001 compared to $165.6 million in 2000, representing growth of $80.9 million or 48.9%.

License Revenues—License revenues were $174.1 million in 2001, compared to $126.8 million in 2000, representing growth of $47.3 million or 37.3%. License revenues represented 70.6% of total revenues in 2001, compared to 76.6% in 2000. License revenues in North America accounted for 78.1% of total license revenues for 2001, compared to 81.0% in 2000.

License revenue growth in 2001 derived from higher unit volumes, sales force expansion and new product introductions. Our ability to close larger individual sales transactions also contributed to license revenue growth in these periods. Price increases did not contribute to license revenue growth.

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

Service Revenues—Service revenues were $72.4 million in 2001, compared to $38.8 million in 2000, representing growth of $33.6 million or 86.6%. Service revenues represented 29.4% of total revenues in 2001, compared to 23.4% in 2000. The growth in service revenues in 2001 reflect the increase in first year maintenance and support fees associated with the growth in product license sales. To a much lesser extent, consulting services revenue growth contributed to service revenue growth in 2001.

Cost of Revenues

Cost of Licenses—Cost of licenses was $4.5 million in 2001, compared with $3.6 million in 2000, representing an increase of $0.9 million or 25.0%. Cost of licenses as a percentage of license revenues was 2.6% in 2001, compared with 2.8% in 2000. The increase in absolute dollars in cost of licenses from 2000 to 2001 was primarily due to increased software royalties partially offset by a reduction in printing costs in 2001.

Cost of Services—Cost of services was $18.5 million in 2001, compared with $10.7 million in 2000, representing an increase of $7.8 million or 72.9%. Cost of services as a percentage of service revenues was 25.6% in 2001, compared with 27.6% for 2000. The dollar cost increase in cost of services was primarily due to the increase in the number of technical support personnel required to manage and support our growing customer base as well as increased product offerings. As a percentage of service revenues, costs of services decreased from 27.6% in 2000 to 25.6% in 2001. This decrease in 2001 was caused by increased tenure and productivity of technical support personnel and increased stability of enhanced products in our installed base.

Amortization of Purchased Intangible Assets—Amortization of purchased intangible assets was $8.0 million in 2001, compared with $5.0 million in 2000, representing an increase of $3.0 million or 60.0%. Intangible assets purchased as part of acquisitions were $25.4 million and $3.2 million in 2000 and 2001, respectively. The increase in amortization from 2000 to 2001 was due entirely to technology purchased as part of the acquisitions made during the third quarter of 2000. In the third quarter of 2000, we added $16.0 million of purchased intangible assets, as a result of incurring a full year of amortization in 2001 compared to approximately three months in 2000.

Operating Expenses

Sales and Marketing—Sales and marketing expenses were $121.9 million in 2001, compared to $77.6 million in 2000, representing an increase of $44.3 million or 57.1%. Sales and marketing as a percentage of total revenues increased to 49.4% in 2001, compared to 46.9% in 2000. The increase in sales and marketing expense was primarily due to an increase in salaries and related expenses of $21.6 million, a $6.0 million increase in commissions, $4.0 million increase in travel and related costs and a $2.2 million increase in office lease expenses. The increases reflect our investment in our sales and marketing organization. In particular, sales and marketing employees increased by 76 from 2000 to 2001, an increase of 12.4%. Commissions were higher year-over-year as a result of increased license revenues. Sales and marketing expenses decreased as a percentage of revenues in the first and second quarters of 2001, but then increased to 52% and 51% in the third and fourth quarters, respectively, as revenues declined more than expenses in the aftermath of the September 11, 2001 attacks on the United States.

Research and Development—Research and development expenses were $59.5 million in 2001, compared to $39.7 million in 2000, representing an increase of $19.8 million or 49.9%. The increase in research and development expenses during these periods was primarily related to increases in the number of personnel conducting research and development, including software developers and technical documentation and quality assurance personnel associated with new product initiatives and the integration of software products associated with companies acquired during the 2000 to 2001 periods. Research and development expenses as a percentage of total revenues were relatively flat from 2000 to 2001 as a result of lower than expected license revenues in the last two quarters offset by a reduction in year-over-year headcount increases.

General and Administrative—General and administrative expenses were $24.0 million in 2001, compared to $17.7 million in 2000, representing an increase of $6.3 million or 35.6%. The dollar increase in general and administrative expenses was primarily due to the increase in headcount to support our growing infrastructure and expanding operations. General and administrative expenses as a percentage of total revenues decreased from 10.7% in 2000 to 9.7% in 2001, primarily because associated headcount is growing at a slower rate than revenues.

Intangible Asset and Goodwill Amortization—Intangible asset and goodwill amortization increased to $56.7 million in 2001 from $36.0 million in 2000, primarily due to the acquisitions made during the third quarter of 2000. We added $121.3 million of goodwill, as a result of incurring a full year of amortization in 2001 compared to approximately three months in 2000. See Note 1 of “Notes to Consolidated Financial Statements” for a reconciliation of previously reported net income (loss) and earnings (loss) per share to the amounts adjusted for the exclusion of goodwill amortization had we adopted the non-amortization provisions of SFAS No. 142 as of January 1, 2000.

Other Compensation Costs—Other compensation costs increased to $7.0 million in 2001 from $5.1 million in 2000. These costs were primarily related to the grant of stock options with exercise prices at less than fair market value. The majority of the option grants with exercise prices at less than fair market value were made in 1999.

Other Income, Net—Other income, net was $3.8 million in 2001, compared to $11.6 million in 2000. The decrease from 2000 to 2001 is primarily due to a non-cash charge of $4.4 million we recognized to write down the carrying value of certain equity investments to reflect their estimated fair value, lower yields on investments as a function of the decreasing interest rate environment and reduced cash balances resulting from application of the net proceeds from public offerings in August 1999 and March 2000.

Income Taxes—Provision for income taxes was $5.9 million in 2001, compared to $6.8 million in 2000, representing a decrease of $0.9 million or 13.2%. The effective income tax rate for 2001 was (11.7)%, compared to

(37.2)% in 2000. The change in the effective tax rate from 2000 to 2001 resulted primarily from an increase in non-deductible goodwill amortization associated with acquisitions completed during 2000 and 2001.

Inflation

Inflation has not had a significant effect on our results of operations or financial position for the years ended December 31, 2000, 2001 and 2002.

Liquidity and Capital Resources

As of December 31, 2002, the fair market value of our investment portfolio included cash, cash equivalents and short-term marketable securities totaling $92.1 million and $115.4 million, respectively, in long-term investment grade corporate and government securities.

Net cash provided by operating activities declined to $50.4 million in 2002, compared with $64.5 million and $25.9 million in 2001 and 2000, respectively. The decrease in net cash provided by operating activities in 2002 resulted primarily from a slowdown in the rate of growth of deferred revenue and reduced accrued compensation.

Net cash used in investing activities was $21.9 million in 2002, consisting primarily of $35.2 million net cash received from sales and maturities of marketable securities, offset by the use of $56.8 million for acquisitions and $3.0 million in capital expenditures. Net cash used in investing activities was $72.2 million in 2001, consisting primarily of net purchases of marketable securities of $49.8 million and capital expenditures of $22.1 million to support our worldwide expansion and related infrastructure needs. Net cash used in investing activities was $241.8 million in 2000, consisting primarily of net purchases of marketable securities of $111.0 million, acquisitions of $82.1 million, and capital expenditures of $40.4 million to support our worldwide expansion and related infrastructure needs.

During the year ended December 31, 2002, we generated approximately $34.0 million in cash and cash equivalents, primarily from our operations. Because our operating results may fluctuate significantly, as a result of decreases in customer demand or decreases in the acceptance of our future products and services, our ability to generate positive cash flow from operations may be jeopardized.

In the future, we expect cash will continue to be generated from our operations. We do not expect to spend significant amounts of additional cash to acquire property and equipment in the near term and therefore the level of cash used in investing activities to acquire property and equipment should remain constant with that used in 2002. We do, however, currently plan to reinvest our cash generated from operations in new short and long term marketable securities consistent with past investment practices, and continue to evaluate a variety of strategic investment and acquisition opportunities. Therefore, net cash used in investing activities may increase.

Financing activities generated $4.0 million in 2002, primarily resulting from net proceeds of $6.2 million from issuances of our common stock under employee stock option and stock purchase plans, offset by the use of $2.3 million to repay debt. Financing activities generated $12.9 million in 2001, of which $11.5 million was generated from issuances of our common stock under employee stock option and stock purchase plans. Financing activities generated $201.1 million in 2000. In March 2000, we raised net proceeds of $253.5 million from a public offering of our common stock.

In December 2000, our Board of Directors authorized a stock repurchase program under which Quest may purchase up to two million shares of its common stock. Under the repurchase program, we may purchases shares from time to time at varying prices in open market or private transactions. In October 2001, our Board of Directors increased the total number of shares authorized for repurchase under the stock repurchase program from two million shares to five million. As of December 31, 2002, we had repurchased approximately 1.7 million shares of our common stock under this program for an aggregate cost of approximately $58.0 million. Repurchases help offset dilution from stock issued under our stock option and stock purchase plans. No shares of common stock were repurchased under this plan during 2002 or 2001.

As of December 31, 2002, our only significant contractual obligations or commercial commitments consisted of our facility lease commitments and operating leases for office facilities and certain items of equipment, and the remaining balance of certain indebtedness assumed in connection with our acquisition of FastLane in September 2000. These commitments will require cash payments of $14.4 million in 2003, $10.5 million in 2004, $8.1 million in 2005, $4.0 million in 2006 and $2.2 million thereafter. In addition, we have committed to make additional capital contributions to a private equity fund totaling $2.2 million as capital calls are made. We do not have any off-balance sheet arrangements that could significantly reduce our liquidity. We would be required to use existing cash, cash equivalents and investment balances to support our working capital balances if we are not able to generate or sustain positive cash flow from operations. Our ability to generate cash from operations is subject to substantial risks described below under the caption “Risk Factors.”

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable, intangible assets and deferred income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This forms the basis of judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our consolidated financial statements.

Revenue Recognition

We derive revenues from two primary sources: (1) software licenses and (2) services, which include customer support, consulting and education. We license our products through our direct sales force and indirectly through resellers. We recognize revenue in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and related interpretations, and SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Based on our reading and interpretation of SOP 97-2 and SOP 98-9, we believe that our current sales contract terms and business arrangements have been properly reported. The AICPA and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry. Also, the Securities and Exchange Commission (SEC) has issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. Future interpretations of existing accounting standards or changes in our business practices could result in future changes in our revenue accounting policies that could have a material adverse effect on our business, financial condition and results of operations.

Revenues from sales of software licenses, which generally do not contain multiple elements, are recognized when: (1) we enter into a legally binding arrangement with a customer; (2) we deliver the products; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable. If all the requirements of SOP 97-2, SOP 98-9 and SAB 101 have not been met, revenue recognition is deferred until such items are known or resolved. Revenue from post-sale customer support is deferred and recognized ratably over the term of the support contract. Revenues from consulting and training services are recognized as the services are performed.

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

Accounts Receivable

We maintain allowances for sales returns and doubtful accounts for estimated losses resulting from the unwillingness or inability of our customers to make required payments. The amount of our reserves is based on historical experience and our analysis of the accounts receivable. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional general and administrative expense in the period such determination was made. Additionally, if significant product performance issues were to arise resulting in the Company accepting sales returns, additional allowances may be required which would result in a reduction of revenue in the period such determination was made. The Company’s standard licensing agreement does not permit customers to return product except in situations where the product does not perform in accordance with established product requirements and the Company is unable to remedy the outstanding issues. While such amounts have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.

Intangible Assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. We adopted SFAS No. 141 at the beginning of the third quarter of 2001 and adopted SFAS No. 142 at the beginning of the first quarter of 2002. As required by SFAS No. 142, we discontinued amortizing the remaining balances of goodwill as of the beginning of fiscal 2002. As a result, our annual amortization expense decreased approximately $56.0 million. All remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. In conjunction with the implementation of SFAS No. 142, we performed our initial impairment review and as a result determined that the carrying value of goodwill was less than the estimated fair value. In calculating the fair value of the reporting units (licenses and services), the Market Approach (Guideline Company Method) was the methodology deemed the most reliable and used for impairment analysis. We will perform subsequent annual impairment reviews during the fourth quarter of each year, or earlier if indicators of potential impairment exist. Future impairment reviews may result in charges against earnings to write down the value of goodwill.

Purchased intangible assets are recorded at the appraised value and amortized using the straight-line method over estimated useful lives of three years to six years. The net carrying amount of purchased intangible assets was considered recoverable at December 31, 2002. We will continue to evaluate the value of our purchased intangible assets on a periodic basis. Recoverability of these assets is determined based upon the forecasted undiscounted future net cash flows from the operations to which the assets relate, utilizing our best estimates, appropriate assumptions and projections at the time. These projected future cash flows may significantly vary over time as a result of increased competition, changes in technology, and fluctuations in demand. In the event that in the future it is determined that the purchased intangible assets value has been impaired, an adjustment will be made resulting in a charge for the write-down in the period in which the determination is made.

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

Recently Issued Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. We adopted SFAS No. 142 at the beginning of the first quarter of 2002. As required by SFAS No. 142, we discontinued amortizing the remaining balances of goodwill as of the beginning of fiscal 2002. All remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Previously recognized workforce-in-place intangible assets were reclassified to goodwill effective January 1, 2002. Refer to Note 1 of Notes to our consolidated financial statements for adjusted net income (loss) for the years ended December 31, 2001 and 2002.

Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Our reporting units are generally consistent with the operating segments underlying the reportable segments identified in Note 14—Geographic and Segment Information. In conjunction with the implementation of SFAS No. 142, we performed our initial impairment review as of January 1, 2002 and October 31, 2002 and as a result determined that the carrying value of goodwill was less than the estimated fair value. In calculating the fair value of the reporting units (licenses and services), the Market Approach (Guideline Company Method) was the methodology deemed the most reliable and used for impairment analysis. We will perform subsequent annual impairment reviews during the fourth quarter of each year, or earlier if indicators of potential impairment exist. Future impairment reviews may result in charges against earnings to write down the value of goodwill.

Effective January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This new statement also supersedes certain aspects of Accounting Principles Board Opinion (“APB”) 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions may qualify for discontinued operations treatment. We adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 did not have a significant impact on our financial position, results of operations, or cash flows.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and Emerging Issues Task Force 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).” SFAS No. 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. We will apply the requirements of SFAS No. 146 to exit activities initiated after December 31, 2002, as required.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. We adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002 and such adoption did not have a material impact on our consolidated financial statements. We are currently evaluating the recognition provisions of FIN 45 but expect that they will not have a material adverse impact on our consolidated results of operations or financial position upon adoption.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation— Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods for voluntary transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation (“the fair value method”). SFAS No. 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financials statements. The provisions of SFAS No. 148 are effective in fiscal years ending after December 15, 2002. We are currently evaluating the provisions of SFAS No. 148 but expect that they will not have a material adverse impact on our consolidated results of operations and financial position upon adoption since we have not adopted the fair value method. However, should we be required to adopt the fair value method in the future, such adoption could have a material impact on our consolidated results of operations or financial position. See Note 11 of the “Notes to Consolidated Financial Statements.”

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Since we currently have no variable interest entities, we expect that the adoption of the provisions of FIN 46 will not have a material adverse impact on our consolidated results of operations or financial position.

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

Risks Related to Our Business

Our quarterly operating results may fluctuate in future periods and, as a result, we may fail to meet expectations of investors and analysts, causing our stock price to fluctuate or decline

Our revenues and operating results have varied in the past and may vary significantly from quarter to quarter due to a number of factors. These factors include the following:

•	the size and timing of customer orders. See “—The size and timing of our customer orders may vary significantly from quarter to quarter which could cause fluctuations in our revenues.”

•	the discretionary nature of our customers’ purchasing decisions and budget cycles;

•	the timing of revenue recognition for sales of software products and services;

•	the extent to which our customers renew their maintenance contracts with us;

•	exposure to general economic conditions and reduced levels of corporate IT spending;

•	changes in our level of operating expenses and our ability to control costs;

•	our ability to attain market acceptance of new products and services and enhancements to our existing products;

•	changes in our pricing policies or the pricing policies of our competitors;

•	the relative growth rates of competing operating system, database and application platforms;

•	the unpredictability of the timing and level of sales through our indirect sales channels;

•	costs related to acquisitions of technologies or businesses, including amortization costs for intangible assets with indefinite lives; and

•	the timing of releases of new versions of third-party software products that our products support or with which our products compete.

Fluctuations in our results of operations are likely to affect the market price of our common stock and may not be related to or indicative of our long-term performance.

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

General economic conditions and reduced levels of corporate IT spending may continue to affect revenue growth rates and impact our business

Our business and operating results are subject to the effects of changes in general economic conditions. Recent unfavorable economic conditions have resulted in continued reduced corporate IT spending in the industries that we serve and a softening of demand for computer software, not only in the database and application market segments we support but also in the product segment in which we compete. If these economic conditions do not improve, or we experience continued deterioration in general economic conditions or further reduced corporate IT spending, our business and operating results could continue to be adversely impacted.

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

Acquisitions of companies or technologies may result in disruptions to our business and diversion of management attention

We have in the past made and we expect to continue to make acquisitions of complementary companies, products or technologies, including our recent acquisition of Sitraka, Inc. in November 2002. Any additional acquisitions will require us to assimilate the operations, products and personnel of the acquired businesses and train, retain and motivate key personnel from the acquired businesses. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may subject us to liabilities and risks that are not known or identifiable at the time of the acquisition or may cause disruptions in our operations and divert management’s attention from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners. We may have to use cash, incur debt or issue equity securities to pay for any future acquisitions. Use of cash or debt may affect our liquidity and use of cash would reduce our cash reserves. The issuance of equity securities for any acquisition could be substantially dilutive to our shareholders. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for intangible assets with indefinite useful lives. In consummating acquisitions, we are also subject to risks of entering geographic and business markets in which we have no or limited prior experience. Also, we may determine that the acquired company, product or technology does not further our business strategy or that the company, product or technology is ultimately worth less than the price we paid, either of which could generate a future impairment charge. If we are unable to fully integrate acquired businesses, products or technologies with our existing operations, we may not receive the intended benefits of acquisition.

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

Our international operations and our planned expansion of our international operations expose us to certain risks

We continue to expand our international sales activities as part of our business strategy. As a result, we face increasing risks from our international operations, including, among others:

•	difficulties in staffing and managing foreign operations;

•	longer payment cycles;

•	seasonal reductions in business activity in Europe;

•	increased financial accounting and reporting burdens and complexities;

•	potentially adverse tax consequences;

•	potential loss of proprietary information due to piracy, misappropriation or weaker laws regarding intellectual property protection;

•	delays in localizing our products and licensing programs;

•	political unrest or terrorism, particularly in areas in which we have facilities;

•	compliance with a wide variety of complex foreign laws and treaties; and

•	licenses, tariffs and other trade barriers and regulatory consequences.

In addition, because our international subsidiaries generally conduct business in the currency of the country in which they operate, our exposure to exchange rate fluctuations, which are outside of our control, will increase as our international operations expand. We have not yet entered into any hedging transactions to mitigate exposure to foreign currency fluctuations.

Operating in international markets also requires significant management attention and financial resources and will place additional burdens on our management, administrative, operational and financial infrastructure. We cannot be certain that our investments in establishing facilities in other countries will produce desired levels of revenue or profitability. In addition, we have limited experience in developing localized versions of our products and marketing and distributing them internationally.

Failure to develop strategic relationships could harm our business by denying us selling opportunities and other benefits

From time to time, we have collaborated with other companies, including Hewlett-Packard and Oracle and certain major system integrators, in areas such as product development, marketing, distribution and implementation. Our current collaborative relationships may not prove to be beneficial to us, and they may not be sustained. We also may not be able to enter into successful new strategic relationships in the future, which could have a material adverse effect on our business, operating results and financial condition. We could lose sales opportunities if we fail to work effectively with these parties. Moreover, we expect that maintaining and enhancing these and other relationships will become a more meaningful part of our business strategy in the future. However, many of our current partners are either actual or potential competitors with us. In addition, many of these third parties also work with competing software companies and we may not be able to maintain these existing relationships, due to the fact that these relationships are informal or, if written, are terminable with little or no notice.

Failure to adequately protect our intellectual property rights could harm our competitive position

Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology. We generally rely on a combination of trademark, trade secret, patent, copyright law and contractual restrictions to protect the proprietary aspects of our technology.

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

Third parties may claim that our software products or services infringe on their intellectual property rights, exposing us to litigation that, regardless of merit, may be costly to defend

Our success and ability to compete are also dependent on our ability to operate without infringing upon the proprietary rights of others. Third parties may claim that our current or future products infringe their intellectual property rights. Any such claim, with our without merit, could have a significant effect on our business and financial results. See “Legal Proceedings” in Part I, Item 3, of this report, for information concerning copyright infringement and trade secret misappropriation claims recently initiated against Quest by Computer Associates International, Inc. This and any future third party claim could be time consuming, divert management’s attention from our business operations and result in substantial litigation costs, including any monetary damages and customer indemnification obligations, which may result from such claims. In addition, parties making these claims may be able to obtain injunctive or other equitable relief affecting our ability to license the products that incorporate the challenged intellectual property. As a result of such claims, we may be required to obtain licenses from third parties, develop alternative technology or redesign our products. We cannot be sure that such licenses would be available on terms acceptable to us, if at all. If a successful claim is made against us and we are unable to develop or license alternative technology, our business and financial results and position could be materially adversely affected.

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

Natural disasters or power outages could disrupt our business

A substantial portion of our operations are located in California, and we are subject to risks of damage and business disruptions resulting from earthquakes, floods and similar events, as well as from power outages. We have in the past experienced limited and temporary power losses in our California facilities due to power shortages, and we expect in the future to experience additional power losses. While the impact to our business and operating results has not been material, we cannot assure you that power losses will not adversely affect our business in the future, or that the cost of acquiring sufficient power to run our business will not increase significantly. Since we do not have sufficient redundancy in our networking infrastructure, a natural disaster or other unanticipated problem could have an adverse effect on our business, including both our internal operations and our ability to communicate with our customers or sell and deliver our products.

Risks Related to Our Industry

The demand for our products will depend on our ability to adapt to rapid technological change

Our future success will depend on our ability to continue to enhance our current products and to develop and introduce new products on a timely basis that keep pace with technological developments and satisfy increasingly sophisticated customer requirements. Rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards characterize the market for our products and services. The introduction of products embodying new technologies and the emergence of new industry standards can render our existing products obsolete and unmarketable. As a result of the complexities inherent in today’s computing environments and the performance demanded by customers for embedded databases and Web-based products, new products and product enhancements can require long development and testing periods. As a result, significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could have a material adverse effect on our business, operating results and financial condition. We may not be successful in:

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

The foreign currencies to which we currently have the most significant exposure are the Canadian dollar, the British pound, the Euro and the Australian dollar. Based on our overall currency rate exposure at December 31, 2002, a ten percent change in currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

To date, we have not used derivative financial instruments to hedge our foreign exchange exposures, nor do we use such instruments for speculative trading purposes. We regularly monitor the potential cost benefit of hedging foreign exchange exposures with derivatives and there remains the possibility that our foreign exchange hedging practices could change accordingly in time.

Interest Rate Risk

Our exposure to market interest-rate risk relates primarily to our investment portfolio. We have not used derivative financial instruments to hedge the market risks of our investments. We place our investments with high-quality issuers and, by policy, limit the amount of credit exposure to any one issuer other than the

United States government and its agencies. Our investments in marketable securities consist primarily of investment-grade bonds and United States government and agency securities. Investments purchased with an original maturity of three months or less are considered to be cash equivalents. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of shareholders’ equity.

Information about our investment portfolio is presented in the table below, which states the amortized book value and related weighted-average interest rates by year of maturity (in thousands):

	Amortized Book Value	Weighted Average Rate
Investments maturing by December 31,
2003	$91,970	1.07%
2004	19,506	2.96%
2005	49,777	3.81%
2006	23,504	3.30%
Thereafter	21,480	5.95%

Total portfolio	$206,237	3.29%

We maintain a level of cash and cash equivalents such that we have generally been able to hold our investments to maturity. Accordingly, changes in the market interest rate would not have a material effect on the fair value of such investments.

Item 8.    Financial Statements and Supplementary Data

The financial statements required by this item are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1.

The following table sets forth selected unaudited consolidated quarterly financial data for the eight quarters ended December 31, 2002:

	Quarters Ended
	March 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
	(in thousands, except per share data)
Revenues	$63,437	$67,162	$56,643	$59,282	$59,393	$63,537	$63,083	$72,364
Gross profit	56,110	59,422	48,881	51,056	52,956	56,839	56,731	65,411
Income (loss) before income tax provision	(9,238)	(8,564)	(15,547)	(16,548)	2,883	4,495	4,721	7,011
Net income (loss)	$(14,781)	$(12,948)	$(10,841)	$(17,186)	$1,722	$2,672	$2,506	$4,000

Basic and diluted net income (loss) per share	$(0.17)	$(0.15)	$(0.12)	$(0.19)	$0.02	$0.03	$0.03	$0.04

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information regarding our directors will be included in our definitive proxy statement, to be delivered to shareholders in connection with our 2003 annual meeting. Such information is incorporated herein by reference.

Information with respect to our executive officers may be found in Part I, Item 1, under the heading “Executive Officers of the Registrant.”

Item 11.    Executive Compensation

Information regarding compensation of certain named executive officers will be included in the section captioned “Executive Compensation” appearing in our definitive proxy statement, to be delivered to shareholders in connection with our 2003 annual meeting of shareholders. Such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included in the section captioned “Security Ownership of Certain Beneficial Owners and Management” appearing in our definitive proxy statement, to be delivered to shareholders in connection with our 2003 annual meeting of shareholders. The information regarding securities authorized for issuance under equity compensation plans will be included in the section captioned “Equity Compensation Plan Information” appearing in our definitive proxy statement, to be delivered to shareholders in connection with our 2003 annual meeting of shareholders. Such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

Information required by this item will be included in the section captioned “Related Party Transactions” appearing in our definitive proxy statement, to be delivered to shareholders in connection with our 2003 annual meeting of shareholders. Such information is incorporated herein by reference.

Item 14.    Controls and Procedures

a) Evaluation of disclosure controls and procedures:

Within the ninety days prior to the date of this annual report and with the participation of the Company’s management, including the Company’s chief executive officer and principal financial officer, the Company performed an evaluation of its disclosure controls and procedures. Based on such evaluation, the Company’s chief executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective and sufficient to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

b) Changes in internal controls:

There have been no significant changes in the Company’s internal controls, or in other factors that could significantly affect these internal controls, subsequent to the date the Company completed its evaluation.

PART IV

Item 15.    Exhibits, Financial Statement Schedules And Reports On Form 8-K

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

3.	Exhibits

Exhibit Number	Exhibit Title

3.1	Second Amended and Restated Articles of Incorporation.(1)

3.2	Second Amended and Restated Bylaws, as amended.(2)

3.3	Certificate of Amendment of Second Amended and Restated Articles of Incorporation.(3)

3.4	Certificate of Amendment of Bylaws(4)

4.1	Form of Registrant’s Specimen Common Stock Certificate.(1)

10.1++	Registrant’s 1998 Stock Option/Stock Issuance Plan.(1)

10.2++	Registrant’s 1999 Stock Incentive Plan.(1)

10.3++	Registrant’s 1999 Employee Stock Purchase Plan.(1)

10.4	Form of Directors’ and Officers’ Indemnification Agreement.(1)

10.5	Office Space Lease dated as of June 17, 1999 between The Irvine Company and Quest Software, Inc.(1)

10.6	Office Lease between The Northwestern Mutual Life Insurance Company (Landlord) and Quest Software, Inc. (Tenant) dated as of September 30, 1999.(2)

10.7	Office lease, dated June 2000, between Fund VIII and Fund IX Associates and Quest Software, Inc.(5)

10.8++	Registrant’s 2001 Stock Incentive Plan(6)

10.9	First Amendment to Lease dated as of January 2, 2003 between The Irvine Company and Quest Software, Inc.

Exhibit Number	Exhibit Title

21.1	Subsidiaries of the Company.

23.1	Consent of Deloitte & Touche LLP.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Vice President, Finance and Operations pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-80543).
(2)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-30816).
(3)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.
(4)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001
(5)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 30, 2000
(6)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (File No. 333-82784) filed on February 14, 2002
++	Indicates a management contract or compensatory arrangement.

(b) Reports on Form 8-K

No reports on Form 8-K were filed by Quest Software, Inc. during the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUEST SOFTWARE, INC.

Dated: March 31, 2003	By:	/S/ VINCENT C. SMITH
Vincent C. Smith Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ VINCENT C. SMITH Vincent C. Smith	Chief Executive Officer (principal executive officer) and Chairman of the Board	March 31, 2003

/S/ DAVID M. DOYLE David M. Doyle	Director	March 31, 2003

/S/ M. BRINKLEY MORSE M. Brinkley Morse	Vice President, Finance and Operations (principal financial officer)	March 31, 2003

/S/ KEVIN E. BROOKS Kevin E. Brooks	Corporate Controller (principal accounting officer)	March 31, 2003

/S/ DORAN G. MACHIN Doran G. Machin	Director	March 31, 2003

/S/ JERRY MURDOCK, JR. Jerry Murdock, Jr.	Director	March 31, 2003

/S/ RAYMOND J. LANE Raymond J. Lane	Director	March 31, 2003

/S/ AUGUSTINE L. NIETO II Augustine L. Nieto II	Director	March 31, 2003

CERTIFICATIONS

I, Vincent C. Smith, certify that:

1.    I have reviewed this annual report on Form 10-K of Quest Software, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 31, 2003	/S/ VINCENT C. SMITH
Vincent C. Smith, Chief Executive Officer

CERTIFICATIONS

I, M. Brinkley Morse, certify that:

1.    I have reviewed this annual report on Form 10-K of Quest Software, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 31, 2003	/s/ M. BRINKLEY MORSE
M. Brinkley Morse, Vice President, Finance and Operation

INDEPENDENT AUDITORS’ REPORT

The Shareholders and Board of Directors

Quest Software, Inc.

We have audited the accompanying consolidated balance sheets of Quest Software, Inc. and subsidiaries (the Company) as of December 31, 2001 and 2002, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Quest Software, Inc. and subsidiaries at December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for goodwill and other intangible assets during 2002 as a result of adopting Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/    DELOITTE & TOUCHE LLP

Costa Mesa, California

January 29, 2003

QUEST SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2001	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$30,279	$64,283
Short-term marketable securities	23,039	27,841
Accounts receivable, net of allowance for doubtful accounts of $895 and $841, respectively	35,783	40,330
Prepaid expenses and other current assets	8,230	9,653
Deferred income taxes	12,085	9,563

Total current assets	109,416	151,670
Property and equipment, net	57,496	44,616
Long-term marketable securities	153,838	115,422
Goodwill	191,233	231,717
Amortizing intangible assets, net	11,473	31,116
Deferred income taxes	10,902	14,960
Other assets	5,767	2,341

Total assets	$540,125	$591,842

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,495	$5,308
Accrued compensation	12,764	13,900
Other accrued expenses	21,720	23,703
Income taxes payable	3,243	1,323
Deferred revenue	50,395	63,128

Total current liabilities	93,617	107,362
Long-term liabilities and other	5,140	5,941

Commitments and contingencies (Notes 3, 5 and 13)

Shareholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value, 150,000 shares authorized; 89,226 and 90,715 shares issued and outstanding at December 31, 2001 and 2002, respectively	537,081	562,517
Accumulated deficit	(78,973)	(68,073)
Accumulated other comprehensive income	522	1,309
Notes receivable from sale of common stock	(17,262)	(17,214)

Net shareholders’ equity	441,368	478,539

Total liabilities and shareholders’ equity	$540,125	$591,842

See accompanying notes to consolidated financial statements.

QUEST SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2000	2001	2002
Revenues:
Licenses	$126,767	$174,134	$161,445
Services	38,820	72,389	96,932

Total revenues	165,587	246,523	258,377
Cost of revenues:
Licenses	3,571	4,510	2,894
Services	10,695	18,542	17,802
Amortization of purchased intangible assets	5,038	8,003	5,744

Total cost of revenues	19,304	31,055	26,440

Gross profit	146,283	215,468	231,937
Operating expenses:
Sales and marketing	77,641	121,901	127,793
Research and development	39,747	59,548	59,431
General and administrative	17,679	23,993	24,888
In-process research and development	—	—	2,900
Intangible asset and goodwill amortization	35,958	56,724	2,037
Other compensation costs	5,134	7,003	1,989

Total operating expenses	176,159	269,169	219,038

Income (loss) from operations	(29,876)	(53,701)	12,899
Other income, net	11,603	8,208	6,691
Loss on sale of aircraft	—	—	(790)
Gain (loss) on equity investments	—	(4,405)	310

Income (loss) before income tax provision	(18,273)	(49,898)	19,110
Income tax provision	6,805	5,861	8,210

Net income (loss)	(25,078)	(55,759)	10,900

Net income (loss) per share:
Basic and diluted	$(0.30)	$(0.64)	$0.12

Weighted-average shares:
Basic	84,993	87,632	90,065
Diluted	84,993	87,632	92,820

See accompanying notes to consolidated financial statements.

QUEST SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY  AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Notes Receivable From Sale of Common Stock	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
BALANCE, January 1, 2000	77,810	$63,946	$1,864	$(26)	$(3,115)	$62,669
Exercise of stock options, including tax benefit of $28,786	2,493	33,151	—	—	—	33,151
Notes receivable and accrued interest from shareholders for purchase of common stock	—	15,773	—	—	(15,773)	—
Repurchase of common stock	(1,718)	(57,964)	—	—	—	(57,964)
Issuance of common stock in the secondary public offering, net	3,808	253,469	—	—	—	253,469
Common stock issued for employee stock purchase plan	288	3,438	—	—	—	3,438
Compensation expense associated with stock option grants	—	3,441	—	—	—	3,441
Common stock issued for acquisitions	3,690	185,070	—	—	—	185,070
Unrealized gain on available-for-sale securities	—	—		158	—	158
Net loss	—	—	(25,078)	—	—	(25,078)

Comprehensive loss	—	—	—	—	—	(24,920)

BALANCE, December 31, 2000	86,371	500,324	(23,214)	132	(18,888)	458,354
Exercise of stock options, including tax benefit of $10,370	1,716	16,296	—	—	—	16,296
Accrued interest from shareholders for purchase of common stock	—	—	—	—	(1,221)	(1,221)
Payments on notes receivable from shareholders for purchase of common stock	—	—	—	—	2,847	2,847
Common stock issued for employee stock purchase plan	203	5,593	—	—	—	5,593
Compensation expense associated with stock option grants	—	4,508	—	—	—	4,508
Common stock issued for acquisitions	597	10,360	—	—	—	10,360
Unrealized gain on available-for-sale securities	—	—	—	390	—	390
Net loss	—	—	(55,759)	—	—	(55,759)

Comprehensive loss	—	—	—	—	—	(55,369)

BALANCE, December 31, 2001	88,887	537,081	(78,973)	522	(17,262)	441,368
Exercise of stock options, including tax benefit of $17,783	1,466	19,541	—	—	—	19,541
Notes receivable and accrued interest from shareholders for purchase of common stock	—	—	—	—	(26)	(26)
Payments on notes receivable from shareholders for purchase of common stock	—	—	—	—	74	74
Common stock issued for employee stock purchase plan	362	4,480	—	—	—	4,480
Compensation expense associated with stock option grants	—	1,415	—	—	—	1,415
Unrealized gain on available-for-sale securities	—	—		787	—	787
Net income	—	—	10,900	—	—	10,900

Comprehensive income	—	—	—	—	—	11,687

BALANCE, December 31, 2002	90,715	$562,517	$(68,073)	$1,309	$(17,214)	$478,539

See accompanying notes to consolidated financial statements.

QUEST SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2000	2001	2002
Cash flows from operating activities:
Net income (loss)	$(25,078)	$(55,759)	$10,900
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	47,246	75,659	23,088
Compensation expense associated with stock option grants	3,441	4,508	1,415
Accrued interest receivable from shareholders	(611)	(1,221)	(26)
Deferred income taxes	(19,404)	(5,653)	(12,334)
Provision for bad debts	457	789	903
(Gain) loss on equity investments	—	4,405	(310)
Loss on sale of aircraft	—	—	790
In-process research and development	—	—	2,900
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(17,841)	2,056	(802)
Prepaid expenses and other current assets	(6,860)	3,186	1,651
Other assets	(660)	(34)	1,478
Accounts payable	942	18	(677)
Accrued compensation	3,828	3,397	151
Other accrued expenses	4,403	(752)	(2,970)
Income taxes payable	25,227	15,104	20,843
Deferred revenue	11,359	18,457	7,938
Other liabilities	(561)	349	(4,536)

Net cash provided by operating activities	25,888	64,509	50,402
Cash flows from investing activities:
Purchases of property and equipment	(40,432)	(22,079)	(3,040)
Proceeds from sale of aircraft	—	—	1,932
Cash paid for acquisitions, net of cash acquired	(82,138)	(330)	(56,841)
Purchases of equity investments	(8,166)	—	—
Proceeds from sale of equity investments	—	—	875
Purchases of marketable securities	(293,852)	(187,233)	(57,640)
Sales and maturities of marketable securities	182,824	137,431	92,795

Net cash used in investing activities	(241,764)	(72,211)	(21,919)
Cash flows from financing activities:
Repayment of notes payable	(1,939)	(1,163)	(1,884)
Collections of note receivable from shareholder	—	2,847	74
Repayment of capital lease obligations	(867)	(312)	(414)
Repurchase of common stock	(57,353)	—	—
Net proceeds from the sale of common stock	253,469	—	—
Proceeds from the exercise of stock options	4,365	5,926	1,758
Proceeds from employee stock purchase plan	3,438	5,593	4,480

Net cash provided by financing activities	201,113	12,891	4,014

QUEST SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (Continued)

	Year Ended December 31,
	2000	2001	2002
Effect of exchange rate changes on cash and cash equivalents	275	(65)	1,507

Net increase (decrease) in cash and cash equivalents	$(14,488)	$5,124	$34,004
Cash and cash equivalents, beginning of period	39,643	25,155	30,279

Cash and cash equivalents, end of period	$25,155	$30,279	$64,283

Supplemental disclosures of consolidated cash flow information:
Cash paid for interest	$32	$103	$54

Cash paid (refunded) for income taxes	$(59)	$(3,642)	$693

Supplemental schedule of non-cash investing and financing activities:
Note receivable from shareholders for purchase of common stock	$15,773

Tax benefit related to stock option exercises	$28,786	$10,370	$17,783

Unrealized gain on available-for-sale securities	$158	$390	$787

See Note 5 for details of assets acquired and liabilities assumed in purchase transactions.

See accompanying notes to consolidated financial statements.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business and Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation — Quest Software, Inc., was incorporated in California in 1987 and is a leading developer and vendor of application and database management software products. We also provide consulting, training, and support services to our customers. We have wholly-owned research and development subsidiaries in Israel and Canada and sales subsidiaries in Canada, Europe, Australia, and Latin America for marketing, distribution, and support of our products and services. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include our accounts and those of our wholly owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

Foreign Currency Translation — In accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation, the United States dollar is considered to be the functional currency for our foreign subsidiaries, as such subsidiaries act primarily as an extension of our parent company’s operations. Assets and liabilities in these subsidiaries are re-measured at current exchange rates, except for property and equipment, depreciation and investments, which are translated at historical exchange rates. Revenues and expenses are translated at weighted average exchange rates in effect during the year, except for costs related to those balance sheet items, which are translated at historical rates. Foreign currency translation gains and losses are included in the consolidated statements of operations. Translation adjustments were not material for the years ended December 31, 2000, 2001 and 2002.

Fair Value of Financial Instruments — The carrying amounts of our financial instruments including cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and accrued liabilities approximates their respective fair values because of the relatively short period of time between origination of the instruments and their expected realization, or because they are carried at fair value.

Cash and Cash Equivalents — We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk — Financial instruments that potentially subject us to credit risk include cash and cash equivalents, marketable securities and accounts receivable. Trade receivables potentially subject us to concentrations of credit risk. We believe that credit risks related to our investment portfolio are moderated by limitations we place on our exposure to any one issuer and credit risks on trade accounts receivable are moderated by the diversity of our products, customers and geographic sales areas. We closely monitor extensions of credit and have not experienced significant credit losses in the past. We maintain reserves for estimated credit losses and sales returns, and such losses and returns have historically been within management’s expectations. No single customer accounted for 10% or more of our total revenues or accounts receivable for the years ended December 31, 2000, 2001 or 2002.

Marketable Securities — We have classified all debt securities with original maturities of greater than three months as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity net of applicable income taxes. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. We have classified available-for-sale securities as current or long-term based primarily on the maturity date of the related securities.

Investments in Non-consolidated Companies — We have made venture capital investments in early stage private companies and a private equity fund for business and strategic purposes, and may make additional

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

investments of this nature in the future. These investments are accounted for under the cost method, as we do not have the ability to exercise significant influence over these companies’ operations. We periodically monitor our investments for impairment and will record reductions in carrying values if and when necessary. The evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. As part of this evaluation process, our review includes, but is not limited to, a review of each company’s cash position, recent financing activities, financing needs, earnings and revenue outlook, operational performance, management or ownership changes, and competition. If we determine that the carrying value of our investment in a company is at an amount below fair value, we write down the investment and record a loss in the consolidated statements of operations. Estimating the fair value of non-marketable equity investments in early-stage technology companies is inherently subjective and may contribute to volatility in our reported results of operations. Investments in non-consolidated companies are included in other assets on our consolidated balance sheet at December 31, 2001 and 2002.

Long-Lived Assets — We account for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. We periodically review the carrying value of long-lived assets to determine whether or not impairment to such value has occurred. At December 31, 2001 and 2002, there was no impairment of long-lived assets based on our most recent analysis.

Property and Equipment — Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives ranging from three to seven years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the term of the related lease. Repair and maintenance costs associated with property, equipment and leasehold improvements are expensed as incurred. Software licenses are recorded at cost and are amortized over the shorter of the estimated useful lives of the related products or the term of the license, generally three years.

Goodwill and Amortizing Intangible Assets — Goodwill arising from acquisitions (Notes 4 and 5) is recorded as the excess of the purchase price over the fair value of assets acquired and was amortized prior to 2002 over a useful life of five years. Accumulated goodwill amortization was $89.5 million in 2001. Purchased intangible assets are recorded at the appraised value of technology, customer lists, trademarks and non-compete agreements acquired and amortized using the straight-line method over estimated useful lives of one to seven years. Accumulated amortization of purchased intangible assets was $5.9 million, $16.4 million and $23.9 million at December 31, 2000, 2001 and 2002, respectively. The net carrying amount of purchased intangible assets was considered recoverable at December 31, 2002, based on the undiscounted future cash flows expected to be realized from continued sales of the related software products. The carrying amount of goodwill was considered recoverable at December 31, 2002. As a result of adopting SFAS No. 142 in 2002, goodwill is no longer amortized but is evaluated for impairment at least annually. See “New Accounting Pronouncements.”

Other Assets — Other assets include prepaid royalties, lease security deposits, employee receivables and cost basis investments, which are accounted for on the cost basis as we do not have the ability to exercise significant influence. Cost basis investments are adjusted only for other-than-temporary impairments, additional investments or the sale of an investment.

Revenue Recognition — We record revenue in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9,

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. The AICPA and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry. Also, the Securities and Exchange Commission (SEC) has issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC.

Software Licenses, Services, and Post-Contract Customer Support — We market our software licenses through our direct sales force and indirectly through resellers. Revenues from sales of software licenses, which generally do not contain multiple elements, are recognized when: (1) we enter into a legally binding arrangement with a customer; (2) we deliver the products; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable. If all the requirements of revenue recognition have not been met, revenue recognition is deferred until such items are known or resolved. Revenue from post-sale customer support is deferred and recognized ratably over the term of the support contract. Revenue from consulting and training services is recognized as the services are performed. We provide a limited warranty on all sales of software licenses, which states that for a period of 30 days from delivery the media on which the software is recorded will be free from material defects in materials and workmanship under normal use, and that the operation of our software will substantially conform to the applicable product documentation. We do not maintain a warranty reserve as costs incurred in association with the warranty are not material.

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

Software Development Costs — Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Because we believe that our current process for developing software is essentially completed concurrently with the establishment of technical feasibility, no software development costs have been capitalized as of December 31, 2001 and 2002.

Other Compensation Costs — We record compensation expense for options granted to purchase common stock if the related exercise price of the option is below fair market value. The expense equals the difference between the fair market value of our common stock on the grant or assumption date and the exercise price of the stock options. We assumed certain stock options in connection with various acquisitions. The expense is recognized ratably over the vesting period of the stock options, currently four to five years. We recorded unearned stock-based compensation of $6.9 million in September 2000 associated with unvested stock options to purchase approximately 192,055 shares of our common stock that were assumed in connection with our acquisition of FastLane Technologies Inc. The options assumed were valued using the fair market value of our common stock on the date of acquisition, which was $53.625 per share. Through December 31, 2002, we reduced unearned stock-based compensation by $2.8 million due to the termination of certain FastLane Technologies employees for awards that had not vested. We also record compensation costs from additional payroll taxes incurred when employees exercise stock options based on the difference between the exercise price and the market price on the date of exercise.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

The following table shows the allocation to Cost of Services Revenues, Sales and Marketing, Research and Development, and General and Administrative expenses of such costs based on the related headcount (in thousands):

	As Reported	Allocation	Total
Year Ended December 31, 2000
Cost of services revenues	$10,695	$376	$11,071
Sales and marketing	77,641	2,127	79,768
Research and development	39,747	2,241	41,988
General and administrative	17,679	400	18,079

Year Ended December 31, 2001
Cost of services revenues	$18,542	$443	$18,985
Sales and marketing	121,901	2,178	124,079
Research and development	59,548	3,786	63,334
General and administrative	23,993	595	24,588

Year Ended December 31, 2002
Cost of services revenues	$17,802	$120	$17,922
Sales and marketing	127,793	650	128,443
Research and development	59,431	1,136	60,567
General and administrative	24,888	183	25,071

Amortization expense for other compensation costs was $5.1 million, $7.0 million and $2.1 million in 2000, 2001 and 2002, respectively. We expect to amortize at least $0.5 million in the first quarter of 2003, $0.3 million per remaining quarters of 2003, and insignificant amounts through 2004, which corresponds to the remaining vesting periods of the related options.

Advertising Expenses — We expense all advertising costs as incurred, and such costs were $1.8 million, $2.8 million, and $3.4 million for the years ended December 31, 2000, 2001 and 2002, respectively.

Income Taxes — We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Deferred taxes on income result from temporary differences between the reporting of income for financial statements and tax reporting purposes. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of our assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Stock-Based Compensation — We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, we have chosen to continue to account for our stock-based compensation plans under APB Opinion No. 25 and provide the expanded disclosures specified in SFAS No. 123. Had compensation cost been determined using the provisions of SFAS No. 123, our net income (loss) available to common shareholders would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

	December 31,
	2000	2001	2002
Net income (loss):
As reported	$(25,078)	$(55,759)	$10,900
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	2,065	2,930	891
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of related tax effects	(13,568)	(21,335)	(23,970)

Pro forma	$(36,581)	$(74,164)	$(12,179)

Basic and diluted net income (loss) per share:
As reported	$(0.30)	$(0.64)	$0.12

Pro forma	$(0.43)	$(0.85)	$(0.14)

For purposes of estimating the compensation cost of our option grants in accordance with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Weighted-average assumptions used for 2000, 2001 and 2002 were as follows:

	December 31,
	2000	2001	2002
Risk-free interest rates	6%	5%	4%
Expected life (in years)	5	5	5
Expected stock volatility	122%	103%	86%

Net Income (Loss) Per Share — We compute net income (loss) per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities by including other common stock equivalents, including stock options, in the weighted-average number of common shares outstanding for a period, if dilutive. For the years ended December 31, 2000 and 2001, all potential common stock equivalents have been excluded from the computation of diluted net loss per share because the effect would be antidilutive.

The table below sets forth the reconciliation of the denominator of the earnings (loss) per share calculation (in thousands):

	2000		2001		2002
Shares used in computing basic net income (loss) per share	84,993		87,632		90,065
Dilutive effect of stock options	—	(1)	—	(1)	2,755

Shares used in computing diluted net income (loss) per share	84,993		87,632		92,820

(1)	Effect would have been anti-dilutive, accordingly, the amount is excluded from shares used in computing diluted net loss per share. The dilutive effect of stock options would have been 5,764 and 4,316 for 2000 and 2001, respectively. There were no anti-dilutive shares in 2002.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Comprehensive Income (Loss) — The difference between net income (loss) and comprehensive net income (loss) was an unrealized gain on available-for-sale securities of $0.2 million, $0.4 million and $0.8 million for the years ended December 31, 2000, 2001 and 2002, respectively.

Use of Estimates — The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Risks and Uncertainties — We are subject to risks and uncertainties in the normal course of business, including customer acceptance of its products, rapid technological changes, delays in introducing and market acceptance of new products, competition, e-business developments, international expansion, ability to attract and retain qualified personnel, ability to protect its intellectual property, and other matters inherent in the software industry.

Reclassifications — Certain reclassifications have been made to the prior-years’ balances to conform to the current year’s presentation, which includes the adoption of Emerging Issues Task Force (“EITF”) 01-14, Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred. The result of this adoption was an increase in total service revenues with a corresponding increase in cost of service revenues of $1.2 million in 2001. The impact for the current year is higher service revenues and cost of service revenues of $0.9 million. These amounts were previously offset against cost of service revenues. No reclassifications were made for the year ended December 31, 2000 as amounts were not material.

New Accounting Pronouncements:

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. We adopted SFAS No. 142 at the beginning of the first quarter of 2002. As required by SFAS No. 142, we discontinued amortizing the remaining balances of goodwill as of the beginning of fiscal year 2002. All remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Previously recognized workforce-in-place intangible assets were reclassified to goodwill effective January 1, 2002.

Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Our reporting units are generally consistent with the operating segments underlying the reportable segments identified in Note 14—Geographic and Segment Information. We performed our impairment review as of January 1, 2002 and October 31, 2002 and as a result determined that the carrying value of our reporting units was less than their estimated fair value. In calculating the fair value of the reporting units, the market and income approaches, specifically the market multiple, comparable transaction, allocation of market capitalization and discounted cash flow methodologies were deemed the most reliable and used for impairment analysis. We will perform subsequent annual impairment reviews during the fourth quarter of each year, or earlier if indicators of potential impairment exist. Future impairment reviews may result in charges against earnings to write down the value of goodwill.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

A reconciliation of previously reported net income (loss) and earnings (loss) per share to the amounts adjusted for the exclusion of goodwill and workforce-in-place amortization, net of the related income tax effect, had we adopted the non-amortization provisions of SFAS No. 142 as of January 2000 is as follows for the years ended December 31 (in thousands, except per share amounts):

	December 31,
	2000	2001	2002
Reported net income (loss)	$(25,078)	$(55,759)	$10,900
Goodwill and workforce amortization (net of tax)	35,483	55,295	—

Adjusted net income (loss)	$10,405	$(464)	$10,900

Reported basic income (loss) per share	$(0.30)	$(0.64)	$0.12
Goodwill and workforce amortization (net of tax)	0.42	0.63	—

Adjusted basic income (loss) per share	$0.12	$(0.01)	$0.12

Reported diluted income (loss) per share	$(0.30)	$(0.64)	$0.12
Goodwill and workforce amortization (net of tax)	0.41	0.63	—

Adjusted diluted income (loss) per share	$0.11	$(0.01)	$0.12

Weighted average shares:
Basic	84,993	87,632	90,065
Diluted	90,757	87,632	92,820

Effective January 1, 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This new statement also supersedes certain aspects of Accounting Principles Board (“APB”) 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions may qualify for discontinued operations treatment. The adoption of SFAS No. 144 did not have a significant impact on our financial position, results of operations, or cash flows.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring). SFAS No. 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. We will apply the requirements of SFAS No. 146 to exit activities initiated after December 31, 2002, as required.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

financial statements of interim or annual reports ending after December 15, 2002. We adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002 and such adoption did not have a material impact on our consolidated financial statements. We are currently evaluating the recognition provisions of FIN 45 but expect that they will not have a material adverse impact on our consolidated results of operations or financial position upon adoption.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 148 amends Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods for voluntary transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financials statements. The provisions of SFAS 148 are effective in fiscal years ending after December 15, 2002. We are currently evaluating the provisions of SFAS 148 but expect that they will not have a material adverse impact on our consolidated financial statements upon adoption since we have not adopted the fair value method.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Since we currently have no variable interest entities, we expect that the adoption of the provisions of FIN 46 will not have a material adverse impact on our consolidated results of operations or financial position.

2.    Marketable Securities

The following table summarizes our portfolio of marketable securities (in thousands):

December 31, 2001	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agencies	$44,920	$193	$(86)	$45,027
Corporate bonds	28,125	227	—	28,352
Asset-backed securities	3,514	10	—	3,524
Mortgage-backed securities	99,397	328	(150)	99,575
Other	399	—	—	399

Total	$176,355	$758	$(236)	$176,877

Reported As:
Short-term marketable securities				$23,039
Long-term marketable securities				153,838

Total				$176,877

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

December 31, 2002	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due in one year or less:
U.S. government agencies	$11,994	$94	$—	$12,088
Corporate bonds	8,972	71	—	9,043
Mortgage-backed securities	5,839	17	(27)	5,829
Corporate stock	828	—	—	828
Other	53	—	—	53
Due in one to five years:
U.S. government agencies	34,956	437	—	35,393
Mortgage-backed securities	79,312	771	(54)	80,029

Total	$141,954	$1,390	$(81)	$143,263

Reported As:
Short-term marketable securities				$27,841
Long-term marketable securities				115,422

Total				$143,263

Interest income, included in other income (expense), net in the accompanying consolidated statements of operations, was, $13.5 million, $10.8 million and $9.3 million for the years ended December 31, 2000, 2001 and 2002, respectively.

3.    Cost Basis Investments

At December 31, 2002, we valued our cost basis investments in private companies at $0.6 million. In addition, we have committed to make additional capital contributions to a private equity fund totaling $2.2 million. If the companies in which we have made direct or indirect investments do not complete initial public offerings or are not acquired by publicly traded companies or for cash, we may not be able to sell these investments. In addition, even if we are able to sell these investments we cannot assure that we will be able to sell them at a gain or even recover our investment. For the years ended December 31, 2001 and 2002, we recorded losses in other income, net, of $4.4 million and $1.6 million, respectively, associated with the other-than-temporary impairment and realized a gain of $1.9 million in 2002 on the sale of one of our investments in an early stage private company.

4.    Goodwill and Amortizable Intangible Assets

Amortizing intangible assets as of December 31, 2001 and 2002, respectively, are comprised of the following:

	2001				2002
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
Acquired technology	$22,694	$(13,041)	$9,653	2.7	$44,017	$(18,785)	$25,232	4.4
Customer list	2,381	(965)	1,416	3.4	5,101	(1,945)	3,156	2.7
Non-compete agreement	—	—	—	—	2,200	(1,008)	1,192	2.0
Trademark	—	—	—	—	1,450	(48)	1,402	5.0
Other	2,264	(1,860)	404	2.3	2,264	(2,130)	134	2.3

	$27,339	$(15,866)	$11,473		$55,032	$(23,916)	$31,116

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Amortization expense for amortizing intangible assets was $6.3 million, $9.6 million and $8.1 million for years ended December 31, 2000, 2001 and 2002, respectively. Estimated annual amortization expense by fiscal year is as follows: 2003—$10.7 million; 2004—$5.7 million; 2005—$4.0 million; 2006—$3.7 million; 2007—$3.0 million; thereafter—$4.0 million. All intangible assets currently recorded will be fully amortized by the end of 2009.

The changes in the carrying amount of goodwill by reportable operating segment for the period ended December 31, 2002 is as follows (in thousands):

	Licenses	Services	Total
Balance as of December 31, 2001	145,337	45,896	191,233	(1)
Goodwill acquired	30,998	9,787	40,785
Goodwill adjustment for income tax refunds related to pre-acquisition tax period	(230)	(71)	(301)

Balance as of December 31, 2002	$176,105	$55,612	$231,717

(1)	Includes $1,174 of previously recognized assembled workforce intangible assets, which were subsumed into goodwill effective January 1, 2002 and have been reclassified for comparative presentation.

5.    Acquisitions

In September 2001, we acquired the outstanding shares of RevealNet, Inc., the industry leader in knowledge- based solutions for Oracle and DB2. This acquisition was made to significantly enhance our database development and management solutions, providing even more and unique value to our large and growing base of Oracle and DB2 Developers and Database Administrators (DBAs). In November 2001, we acquired substantially all of the assets of Laminar Software, Inc. in November 2001 for aggregate purchase prices of $10.1 million and $2.2 million, respectively. The purchase price for RevealNet included shares of our common stock valued at $10 million and direct acquisition costs of $106,000. The purchase price for Laminar Software included shares of our common stock valued at $1.7 million, cash of $152,000, forgiveness of previous cash advances of $252,000, and direct acquisition costs of $40,000.

We acquired the outstanding shares of BB4 Technologies, Inc., a provider of systems availability monitoring solutions in February 2002 and Sitraka, Inc. (Sitraka) a leading developer of application server performance management products in November 2002. The acquisition of Sitraka was made to broaden our application management portfolio of products to enable customers to detect, diagnose and resolve application bottlenecks within multi-tiered Java application environments. The purchase price for BB4 Technologies was $6.6 million, consisting of $4.2 million cash, direct acquisition costs of $0.2 million and future payments of $2.2 million related to non-compete agreements with certain key employees who are former shareholders.

We acquired Sitraka in exchange for cash payments of $53.4 million, up to $3.6 million in additional contingent consideration and direct acquisition costs of $1.1 million. Of the cash paid, $5.2 million was deposited to an escrow account to secure certain indemnification obligations of the selling shareholders. The obligation to pay the contingent consideration is dependent upon receipt of certain tax credits due to Sitraka. Of the contingent consideration obligation of $3.6 million, $2.3 million and $1.3 million expire in April 2004 and October 2005, respectively. As of December 31, 2002 $0.7 million of the contingent consideration had been paid.

In connection with the Sitraka acquisition, we identified and valued two In-Process Research and Development (IPR&D) projects. Both projects were approximately 50% complete at the date of acquisition and

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

the estimated cost to complete the projects was $1.3 million. One project was directed toward the development of improvements to an existing product and the other for a product that was in pre-production. The IPR&D for the improvements to the existing product represented 55% of the total value of the IPR&D acquired while the product in pre-production represented the balance of 45%. At the date of acquisition both projects were anticipated to be completed in the fourth quarter of 2002. The projects were completed as anticipated and made generally available for sale in March 2003.

Related to these IPR&D projects, in connection with the Sitraka acquisition, $2.9 million was allocated to IPR&D and expensed immediately upon completion of the acquisition (as a charge not deductible for tax purposes), because the technological feasibility of products under development had not been established and no future alternative uses existed. The fair value of the IPR&D for this acquisition was determined using the income approach. Under the income approach, expected future after-tax cash flows from each of the projects or product families (projects) under development are estimated and discounted to their net present value at an appropriate risk-adjusted rate of return. Each project was analyzed to determine the technological innovations included in the project; the existence and utilization of core technology; the complexity, cost and time to complete the remaining development efforts; the existence of any alternative future use or current technological feasibility; and the stage of completion in development. Future cash flows for each project were estimated based on forecasted revenues and costs, taking into account the expected life cycles of the products and the underlying technology, relevant market sizes and industry trends. Future cash flows from the significant acquired projects were expected to commence at various dates within three to six months of acquisition.

The projects were then classified as developed technology or IPR&D. The estimated future cash flows for each were discounted to approximate fair value. Discount rates, ranging from 25% to 35% for developed technology and IPR&D, were derived from a weighted average cost of capital analysis, adjusted upward to reflect additional risks inherent in the development process, including the probability of achieving technological success and market acceptance. The IPR&D charge includes the fair value of the portion of IPR&D completed as of the date of acquisition. We are responsible for the amounts determined for IPR&D, as well as developed technology, and believe the amounts are representative of fair values.

The acquisitions were all accounted for as purchase business combinations, and the results of each acquisition’s operations are included in our consolidated statements of operations from the respective dates of acquisition. With the exception of Laminar Software, all goodwill related to these acquisitions is not deductible for tax purposes. The purchase prices of these acquisitions were allocated as follows (in thousands):

	Current Assets	Property and Equipment and Other	Goodwill	Other Intangibles	IPR&D	Assumed Liabilities	Deferred Taxes	Total Purchase Price
YEAR ENDED DECEMBER 31, 2001
RevealNet, Inc.	$714	19	7,330	3,190	—	(674)	(436)	$10,143
Laminar Software, Inc.	—	114	2,200	—	—	(129)	—	2,185

	$714	133	9,530	3,190	—	(803)	(436)	$12,328

YEAR ENDED DECEMBER 31, 2002
BB4 Technologies, Inc.	$123	—	4,846	2,743	—	(60)	(1,097)	$6,555
Sitraka, Inc.	12,685	968	35,939	24,950	2,900	(9,584)	(9,723)	58,135

	$12,808	968	40,785	27,693	2,900	(9,644)	(10,820)	$64,690

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Goodwill by reportable segment, related to acquisitions in 2001 and 2002, is as follows:

	Licenses	Services	Total
YEAR ENDED DECEMBER 31, 2001
RevealNet, Inc.	$5,571	$1,759	$7,330
Laminar Software, Inc.	1,672	528	2,200

	$7,243	$2,287	$9,530

YEAR ENDED DECEMBER 31, 2002
BB4 Technologies, Inc.	$3,683	$1,163	$4,846
Sitraka, Inc.	27,314	8,625	35,939

	$30,997	$9,788	$40,785

Our financial results for the years ended December 31, 2001 and 2002 include actual results of these acquisitions for the period following the dates on which the acquisitions were completed. The pro forma results of operations data for 2001 and 2002 presented below assume that the acquisitions had been made at the beginning of each fiscal year and include amortization of identified intangibles from that date. The pro forma data is presented for informational purposes only and is not necessarily indicative of the results of future operations nor of the actual results that would have been achieved had the acquisitions taken place at the beginning of the fiscal year (in thousands):

	Twelve Months Ended December 31,
	2001	2002
Revenues	$266,735	$269,161
Net income (loss)	(62,701)	5,160
Net income (loss) per share—basic and diluted	(0.72)	0.06

6.    Property and Equipment

Net property and equipment consist of the following at December 31 (in thousands):

	2001	2002
Furniture and fixtures	$7,688	$8,443
Machinery and equipment	27,490	24,371
Computer equipment	19,000	22,563
Computer software	18,693	20,232
Leasehold improvements	3,465	4,227

	76,336	79,836
Less accumulated depreciation and amortization	(18,840)	(35,220)

Property and equipment, net	$57,496	$44,616

7.    Related-Party Transactions

During 1998, we received a note receivable from an officer of Quest for the purchase of 1.9 million shares of our common stock, at a purchase price of $0.39 per share. The note receivable, plus interest accruing at the rate of 5.7% per annum, was due April 2003. In September 2002, the officer repaid the note receivable, plus interest, in full.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

In April 1999, we repurchased and canceled 29.6 million shares of common stock from a shareholder who, at the time, was one of our executive officers, at a price of $1.18 per share. We also entered into a severance agreement with the former officer whereby he received payments of $200,000 per year through April 2002 and was entitled to use of a company car and related expenses and medical benefits. We recorded approximately $700,000 of expense related to this severance agreement in April 1999. As of December 31, 2002, no additional amounts were owed under the terms of the severance agreement.

In August 2000, we received a note receivable from one of our executive officers, for the purchase of 339,000 shares of our common stock at a purchase price of $46.50 per share. The former officer remains employed by us. The note receivable, plus accrued interest, is due August 2007, bears interest at 6.33% per annum, and is secured by the common stock. The note receivable is deemed to be a non-recourse obligation of the former officer for financial reporting purposes.

A related party provides us with investment advisory services and receives no compensation.

8.    Long-Term Debt

In conjunction with an acquisition in 2000, we assumed a $4.4 million zero-interest loan related to a research and development funding arrangement with the Province of Nova Scotia. We have imputed interest on the loan of $1.2 million, which is being amortized to interest expense over the term of the loan. The repayments have been fixed at $1.2 million each July of 2001, 2002 and 2003, with the balance repayable in 2004.

9.    Income Taxes

The provision for income taxes consists of the following for the years ended December 31 (in thousands):

	2000	2001	2002
Current:
Federal	$21,434	$9,743	$16,352
State	4,516	1,557	3,762
Foreign	109	149	452

	26,059	11,449	20,566
Deferred:
Federal	(15,080)	(4,083)	(2,197)
State	(4,277)	(3,352)	(1,584)
Foreign	103	(4,646)	2,200
Change in valuation allowance	—	6,493	(10,775)

	(19,254)	(5,588)	(12,356)

Total income tax provision	$6,805	$5,861	$8,210

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

The reconciliation of the U.S. federal statutory rate to the effective income tax rate for the years ended December 31, 2000, 2001 and 2002, is as follows:

	2000	2001	2002
Tax provision (benefit) at U.S. federal statutory rates	(35.0)%	(35.0)%	35.0%
State taxes	0.8	(1.9)	1.4
Goodwill amortization	67.6	38.1	—
Foreign taxes and foreign losses without tax benefit	8.1	13.5	8.5
Research and development credits	(5.6)	(5.8)	(10.1)
In-process research and development	—	—	5.3
Other	1.3	2.9	2.9

	37.2%	11.8%	43.0%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes as of December 31, 2001 and 2002 are as follows (in thousands):

	2001	2002
Deferred tax assets:
Accounts receivable and sales returns reserves	$1,435	$1,390
Accrued liabilities	3,125	1,962
Foreign net operating loss carryforwards	15,050	12,851
U.S. net operating loss carryforwards	18,895	11,738
Stock compensation	1,189	1,452
Tax credits	10,511	14,429
Deferred revenue	9,677	14,979
Other	2,543	3,300

Total gross deferred assets	62,425	62,101

Deferred tax liabilities:
Intangibles	(3,191)	(11,839)
State taxes	(3,905)	(3,701)
Fixed assets	(2,611)	(3,082)

Total gross deferred liabilities	(9,707)	(18,622)
Valuation allowance	(29,731)	(18,956)

Net deferred income taxes	$22,987	$24,523

Less current portion	(12,085)	(9,563)

	$10,902	$14,960

At December 31, 2002, we had recorded a valuation allowance of $19.0 million on our deferred tax assets. Based on the weight of available evidence, we believe that it is more likely than not that these deferred tax assets will not be realized. Approximately $4.3 million of the valuation allowance relates to net operating losses from stock option exercises. If these deferred tax assets are realized in the future, the tax benefit will be credited to shareholders’ equity.

At December 31, 2002, we had federal, state, and foreign net operating loss carryforwards of $22.5 million, $48.0 million and $39.1 million, respectively, which begin to expire in 2018, 2005 and 2003, respectively.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Approximately $8.9 million of the federal and $12.8 million of the state net operating loss carryforwards relate to acquired companies and are subject to limitations on their utilization.

At December 31, 2002 we had federal and state tax credit carryforwards of $8.2 million and $5.9 million, respectively, which begin to expire in 2018.

Tax benefits associated with the exercise of stock options of $10.3 million and $17.8 million in 2001 and 2002, respectively, were credited to shareholders’ equity.

Income (loss) before income taxes consists of the following components (in thousands):

	2000	2001	2002
United States	$(1,440)	$(4,039)	$27,057
Foreign	(16,833)	(45,859)	(7,947)

Total	$(18,273)	$(49,898)	$19,110

Undistributed earnings of our foreign subsidiaries were immaterial as of December 31, 2002. Those earnings are considered to be permanently reinvested. Accordingly, no provision for U.S. federal or state income tax has been provided thereon.

10.    Shareholders’ Equity

In March 2000, we completed a secondary offering of 8.4 million shares of our common stock, of which we sold 3.8 million shares and 4.6 million shares were sold by selling shareholders. We received net proceeds of $253.5 million, after underwriting and offering expenses, for the shares we sold. We did not receive any proceeds from the shares sold by selling shareholders.

In December 2000, our Board of Directors authorized a stock repurchase program under which we may repurchase up to 2.0 million shares of our common stock. In October 2001, our Board of Directors increased the total number of shares authorized for repurchase under this program to 5.0 million shares. Under the repurchase program, we may repurchase shares from time to time at varying prices in open market or private transactions. We did not set any timeline within which repurchases would be made and have not committed to repurchase any specific amount of shares. As of December 31, 2000, we had repurchased 1.7 million shares for approximately $57.4 million under this program. No additional shares were repurchased under this program in 2001 and 2002. During 2000, we also repurchased approximately 1,000 shares issued to former shareholders of an acquisition for approximately $600,000. All shares repurchased have been cancelled and returned to the status of authorized and un-issued.

11.    Employee Benefit Plans

Stock Option Plans

Our stock option plans provide for the issuance of stock options to our employees, directors and consultants. The options are generally granted with exercise prices equal to the fair market value of our common stock as of the grant date, expire ten years from the date of grant, and ratably vest over a four- to five-year period. As of December 31, 2002, we have authorized 27.8 million shares for issuance under the plans, of which 2.7 million shares are available for future grant.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

A summary of the status of our stock option plans as of December 31, 2000, 2001 and 2002 and changes during the years ending on those dates is presented below (in thousands, except per share data):

	2000		2001		2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding, beginning of period	10,512	$3.44	10,641	$12.56	15,568	$13.56
Granted	4,142	$29.42	8,895	$14.16	6,904	$9.46
Exercised	(2,493)	$1.81	(1,716)	$3.76	(1,466)	$1.21
Canceled	(1,520)	$13.03	(2,252)	$19.08	(1,296)	$20.78

Balance, end of period	10,641	$12.56	15,568	$13.56	19,710	$13.28

Exercisable, end of period	1,684	$4.13	2,922	$8.82	4,992	$12.36

Weighted-average fair value of options granted during the year		$30.90		$14.16		$9.46

During 2000, options to purchase an aggregate of 594,000 shares, with a weighted-average exercise price of $26.84 per share, were granted with below market exercise prices. No options were granted during 2001 and 2002 with below market exercise prices. Included in compensation and other costs in the accompanying consolidated financial statements is $3.4 million, $4.5 million and $1.5 million of expense recorded during the years ended December 31, 2000, 2001 and 2002, respectively, associated with such option grants. The expense equals the difference between the fair market value of our common stock on the grant date and the exercise price of the stock options and is recognized ratably over the vesting period of the stock options, currently four to five years.

The following tables summarizes information about stock options outstanding at December 31, 2002 (numbers of shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 0.50– 1.89	2,220	5.83	$ 0.95	1,841	$ 0.85
$ 3.00– 8.30	2,189	9.06	$ 7.65	236	$ 4.90
$ 8.40– 8.40	2,511	9.60	$ 8.40	—	—
$10.15–10.46	361	8.89	$10.19	113	$10.20
$10.74–10.74	3,118	8.75	$10.74	510	$10.74
$10.82–14.80	1,990	10.00	$11.30	65	$13.81
$14.81–14.81	1,333	8.26	$14.81	359	$14.81
$15.13–15.13	2,260	8.24	$15.13	446	$15.13
$15.31–26.50	2,748	7.57	$24.40	1,081	$24.68
$27.00–53.41	980	7.50	$41.02	341	$37.34

	19,710		$13.28	4,992	$12.36

Employee Stock Purchase Plan

Under our 1999 Employee Stock Purchase Plan, we are authorized to issue up to 1.2 million shares of our common stock to eligible employees and the employees of participating subsidiaries. Individuals who are scheduled to work more than 20 hours per week for more than five calendar months per year are eligible to participate in the plan. A participant may contribute up to 15% of their cash earnings, and the accumulated

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

payroll deductions will be applied to the purchase of shares on semi-annual purchase dates. The purchase price per share will be equal to 85% of the lower of the fair market value of the common stock on the start date of the purchase period or the fair market value of the common stock on the semi-annual purchase date. Semi-annual purchase dates will occur on the last business day of January and July each year.

At December 31, 2002, 346,461 shares of common stock were reserved for issuance under this plan. In January 2002, 124,000 shares of common stock were purchased under this plan at a price of $20.26 per share. In July 2002, approximately 238,000 shares of common stock were purchased under this plan at a price of $8.23 per share. At December 31, 2002, $2.2 million was recorded in accrued liabilities that employees had deposited for purchases of common stock under the plan for the current offering period, which expired on January 31, 2003.

Employee 401(k) Plan

We sponsor the Quest Software, Inc. 401(k) Plan (the Plan) covering substantially all of our employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from 1% to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Plan provides for discretionary contributions, as determined by the Board of Directors. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. Participant contributions vest immediately, while discretionary contributions we make vest over a three-year period. Our discretionary contributions to the Plan totaled $1.0 million for each of the years ended December 31, 2000, 2001 and 2002.

12.    Sale of Aircraft

In August 2002, we sold our interest in an aircraft and received proceeds of approximately $1.9 million. The sale resulted in a loss of $0.8 million.

13.    Commitments and Contingencies

We lease office facilities and certain equipment under various operating leases. A majority of these leases are non-cancelable and obligate us to pay costs of maintenance, utilities, and applicable taxes. The leases on most of the office facilities contain escalation clauses and renewal options. Total rent expense was $6.5 million, $12.2 million and $12.9 million for the years ended December 31, 2000, 2001 and 2002, respectively.

Minimum lease commitments under non-cancelable operating leases as of December 31, 2002 are as follows (in thousands):

Year ending December 31:
2003	$13,191
2004	9,754
2005	8,079
2006	4,024
2007	1,801
Thereafter	435

$37,284

On July 2, 2002, Computer Associates International, Inc. filed a complaint against us and four of our employees in the U.S. District Court for the Northern District of Illinois alleging copyright infringement and

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

trade secret misappropriation in connection with the development of the database administration component of our Quest Central for DB2 product and seeking injunctive relief and unspecified money damages. We will vigorously defend CA’s claims and do not believe that this matter will have a material adverse effect on our results of operations or financial condition.

We are a party to other litigation, which we consider to be routine and incidental to our business. Management does not expect the results of any of these actions to have a material adverse effect on our results of operations or financial condition.

In the normal course of our business, we enter into certain types of agreements that require us to indemnify or guarantee the obligations of other parties. These commitments include (i) intellectual property indemnities to licensees of our software products, (ii) indemnities to certain lessors under office space leases for certain claims arising from our use or occupancy of the related premises, or for the obligations of our subsidiaries under leasing arrangements, (iii) indemnities to customers, vendors and service providers for claims based on negligence or willful misconduct of our employees and agents, and (iv) indemnities to our directors and officers to the maximum extent permitted under applicable law. The terms and duration of these commitments varies and, in some cases, may be indefinite, and certain of these commitments do not limit the maximum amount of future payments we could become obligated to make thereunder; accordingly, our actual aggregate maximum exposure related to these types of commitments cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for obligations of this nature, and no liabilities have been recorded for these obligations in the accompanying consolidated balance sheets.

14.    Geographic and Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by our chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our operating segments are managed separately because each segment represents a strategic business unit that offers different products or services.

Our reportable operating segments are Licenses and Services. The Licenses segment develops and markets licenses to use our software products. The Services segment provides after-sale support for software products and fee-based training and consulting services related to our software products.

We do not separately allocate operating expenses to these segments, nor do we allocate specific assets to these segments. Therefore, segment information reported includes only revenues, cost of revenues, and gross profit, as this information and the geographic information described below are the only information provided to the chief operating decision maker on a segment basis.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Reportable segment data for the three years in the period ended December 31, 2002, is as follows (in thousands):

	Licenses	Services	Total
Year ended December 31, 2000:
Revenues	$126,767	$38,820	$165,587
Cost of revenues	8,609	10,695	19,304

Gross profit	$118,158	$28,125	$146,283

Year ended December 31, 2001:
Revenues	$174,134	$72,389	$246,523
Cost of revenues	12,513	18,542	31,055

Gross profit	$161,621	$53,847	$215,468

Year ended December 31, 2002:
Revenues	$161,445	$96,932	$258,377
Cost of revenues	8,638	17,802	26,440

Gross profit	$152,807	$79,130	$231,937

Revenues are attributed to geographic areas based on the location of the entity to which the products or services were sold. Revenues, gross profit, income (loss) from operations and long-lived assets concerning principal geographic areas in which we operate are as follows (in thousands):

	North America (1)	Europe	Other International	Total
Year ended December 31, 2000:
Revenues	$136,847	$25,901	$2,839	$165,587
Gross profit	131,363	13,732	1,188	146,283
Loss from operations	(27,447)	(142)	(2,287)	(29,876)
Long-lived assets	300,136	1,202	1,360	302,698

Year ended December 31, 2001:
Revenues	$198,154	$42,534	$5,835	$246,523
Gross profit	185,584	27,042	2,842	215,468
Loss from operations	(43,395)	(8,695)	(1,611)	(53,701)
Long-lived assets	427,376	2,013	1,320	430,709

Year ended December 31, 2002:
Revenues	$190,231	$59,520	$8,626	$258,377
Gross profit	187,857	38,612	5,468	231,937
Income (loss) from operations	15,158	(2,338)	79	12,899
Long-lived assets	436,217	3,031	924	440,172

(1)	Principally represents operations in the United States

QUEST SOFTWARE INC.

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNT

Description	Balance at Beginning of Period	Charges, Costs and Expenses	Additions/ Deductions	Balance at End of Period
	(In Thousands)
Year ended December 31, 2000:
Allowance for bad debt	$493	$457	$422	$1,372
Allowance for sales returns and cancellations	$2,746	$6,363	$(505)	$8,604
Year ended December 31, 2001:
Allowance for bad debt	$1,372	$789	$(1,267)	$895
Allowance for sales returns and cancellations	$8,604	$7,935	$(7,483)	$9,056
Year ended December 31, 2002:
Allowance for bad debt	$895	$580	$(634)	$841
Allowance for sales returns and cancellations	$9,056	$1,573	$(1,877)	$8,752

S-1

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1	Second Amended and Restated Articles of Incorporation.(1)

3.2	Second Amended and Restated Bylaws, as amended.(2)

3.3	Certificate of Amendment of Second Amended and Restated Articles of Incorporation.(3)

3.4	Certificate of Amendment of Bylaws(4)

4.1	Form of Registrant’s Specimen Common Stock Certificate.(1)

10.1++	Registrant’s 1998 Stock Option/Stock Issuance Plan.(1)

10.2++	Registrant’s 1999 Stock Incentive Plan.(1)

10.3++	Registrant’s 1999 Employee Stock Purchase Plan.(1)

10.4	Form of Directors’ and Officers’ Indemnification Agreement.(1)

10.5	Office Space Lease dated as of June 17, 1999 between The Irvine Company and Quest Software, Inc.(1)

10.6	Office Lease between The Northwestern Mutual Life Insurance Company (Landlord) and Quest Software, Inc. (Tenant) dated as of September 30, 1999.(2)

10.7	Office lease, dated June 2000, between Fund VIII and Fund IX Associates and Quest Software, Inc.(5)

10.8++	Registrant’s 2001 Stock Incentive Plan(6)

10.9	First Amendment to Lease dated as of January 2, 2003 between The Irvine Company and Quest Software, Inc.

21.1	Subsidiaries of the Company.

23.1	Consent of Deloitte & Touche LLP.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Vice President, Finance and Operations pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to our Registration Statement on Form S-1 and all amendments thereto (File No. 333-80543).
(2)	Incorporated herein by reference to our Registration Statement on Form S-1 and all amendments thereto (File No. 333-30816).
(3)	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2000.
(4)	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2001.
(5)	Incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 30, 2000.
(6)	Incorporated herein by reference to our Registration Statement on Form S-8 (File No. 333-82784) filed on February 14, 2002.
++	Indicates a management contract or compensatory arrangement.