Form 10-Q
period 2003-03-31
QUEST SOFTWARE INC
filed 2003-05-15
CIK 1088033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

          Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes ☒	No ☐

          The number of shares outstanding of the Registrant’s Common Stock, no par value, as of May 8, 2003 was 91,752,226.

QUEST SOFTWARE, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1: Financial Statements

QUEST SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	December 31, 2002	March 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$64,283	$65,407
Short-term marketable securities	27,841	44,831
Accounts receivable, net	40,330	29,464
Prepaid expenses and other current assets	9,653	8,659
Deferred income taxes	9,563	9,471

Total current assets	151,670	157,832
Property and equipment, net	44,616	43,539
Long-term marketable securities	115,422	118,164
Goodwill	231,717	231,717
Amortizing intangible assets, net	31,116	28,096
Deferred income taxes	14,960	14,975
Other assets	2,341	1,496

Total assets	$591,842	$595,819

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,308	$5,502
Accrued compensation	13,900	12,880
Other accrued expenses	23,703	18,326
Income taxes payable	1,323	1,662
Deferred revenue	63,128	65,966

Total current liabilities	107,362	104,336
Long-term liabilities and other	5,941	5,797
Commitments and contingencies (Notes 11 and 12)
Shareholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value, 150,000 shares authorized; 90,715 and 91,127 issued and outstanding at December 31, 2002 and March 31, 2003, respectively	562,517	566,948
Accumulated deficit	(68,073)	(65,187)
Accumulated other comprehensive income	1,309	1,139
Notes receivable from sale of common stock	(17,214)	(17,214)

Net shareholders’ equity	478,539	485,686

Total liabilities and shareholders’ equity	$591,842	$595,819

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,

	2002	2003

Revenues:
Licenses	$37,490	$42,970
Services	21,903	28,991

Total revenues	59,393	71,961
Cost of revenues:
Licenses	724	686
Services	4,371	5,195
Amortization of purchased intangible assets	1,402	2,130

Total cost of revenues	6,497	8,011

Gross profit	52,896	63,950
Operating expenses:
Sales and marketing	30,151	36,221
Research and development	15,168	17,185
General and administrative	5,926	6,655
Intangible asset amortization	385	867

Total operating expenses	51,630	60,928

Income from operations	1,266	3,022
Other income, net	1,617	1,613

Income before income tax provision	2,883	4,635
Income tax provision	1,162	1,748

Net income	$1,721	$2,887

Net income per share:
Basic and Diluted	$0.02	$0.03

Weighted average shares:
Basic	89,748	90,974
Diluted	93,808	92,922

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,

	2002	2003

Cash flows from operating activities:
Net income	$1,721	$2,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,302	6,871
Compensation expense associated with stock option grants	925	495
Accrued interest receivable from shareholders	(275)	—
Deferred income taxes	1,097	94
Provision for bad debts	146	138
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	8,432	10,673
Prepaid expenses and other current assets	52	991
Other assets	(67)	948
Accounts payable	(510)	89
Accrued compensation	(618)	(1,101)
Other accrued expenses	(4,057)	(5,274)
Income taxes payable	744	1,866
Deferred revenue	4,796	2,681
Other liabilities	(59)	(145)

Net cash provided by operating activities	17,629	21,213
Cash flows from investing activities:
Purchases of property and equipment	(3,051)	(2,867)
Cash paid for acquisition, net of cash acquired	(4,063)	—
Purchases of marketable securities	(21,823)	(42,375)
Sales and maturities of marketable securities	9,455	22,475

Net cash used in investing activities	(19,482)	(22,767)
Cash flows from financing activities:
Repayment of notes payable	(191)	—
Repayment of capital lease obligations	(27)	(91)
Proceeds from the exercise of stock options	615	195
Proceeds from employee stock purchase plan	2,522	2,286

Net cash provided by financing activities	2,919	2,390
Effect of exchange rate changes on cash and cash equivalents	(350)	288

Net increase in cash and cash equivalents	716	1,124
Cash and cash equivalents, beginning of period	30,279	64,283

Cash and cash equivalents, end of period	$30,995	$65,407

Supplemental disclosures of condensed consolidated cash flow information:
Cash paid for:
Interest	$13	$22

Income taxes	$2	$60

Supplemental schedule of non-cash investing and financing activities:
Unrealized loss on available-for-sale securities	$(846)	$(170)

Tax benefit related to stock option exercises	$1,128	$1,510

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended March 31,

	2002	2003

Net income	$1,721	$2,887
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(846)	(170)

Comprehensive income	$875	$2,717

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

          Our accompanying unaudited condensed consolidated financial statements as of March 31, 2003 and for the three months ended March 31, 2002 and 2003, reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

          These financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

          Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for any future period.

2. New Accounting Pronouncements

          In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002 and we provided the required disclosures in Note 12. We adopted the recognition provisions of FIN 45 effective January 1, 2003 and such adoption did not have an impact on our condensed consolidated results of operations or financial position.

          In December 2002, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 148, “Accounting for Stock-Based Compensation— Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods for voluntary transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation (“the fair value method”). SFAS No. 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financial statements. We adopted the provisions of SFAS No. 148 effective January 1, 2003 and have provided the disclosures required under SFAS No. 148 herein. Adoption of SFAS No. 148 did not impact our consolidated results of operations and financial position since we have not adopted the fair value method. However, should we be required to adopt the fair value method in the future, such adoption could have a material impact on our consolidated results of operations or financial position.

          We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” As permitted by SFAS No. 123, as amended by SFAS No. 148, we have chosen to continue to account for our stock-based compensation plans under APB Opinion No. 25 and provide the expanded disclosures specified in SFAS No. 123, as amended by SFAS No. 148. Had compensation cost been determined using the fair value method our net income would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended March 31,

	2002	2003

Net income (loss):
As reported	$1,721	$2,887
Add: Stock-based compensation expense included in reported net income, net of related tax effects	555	307
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of related tax effects	(5,558)	(6,624)

Pro forma	$(3,282)	$(3,430)

Basic and diluted net income (loss) per share:
As reported	0.02	0.03
Pro forma	(0.04)	(0.04)

          For purposes of estimating the compensation cost of our option grants in accordance with SFAS No. 123, as amended by SFAS No. 148, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Weighted-average assumptions used for the three months ended March 31, 2002 and 2003 were as follows:

	Three Months Ended March 31,

	2002	2003

Risk-free interest rates	5%	4%
Expected life (in years)	5	5
Expected stock volatility	77%	54%

          In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We adopted the provisions of FIN 46 effective January 1, 2003. We do not have any variable interest entities; thus adoption of FIN 46 did not have an impact on our consolidated results of operations or financial position.

3. Amortizing Intangible Assets

          Amortizing intangible assets as of December 31, 2002 and March 31, 2003, respectively, are comprised of the following (in thousands):

		December 31, 2002				March 31, 2003

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period

Acquired technology	$44,017	$(18,785)	$25,232	4.4	$44,017	$(20,915)	$23,102	4.4
Customer list	5,101	(1,945)	3,156	2.7	5,101	(2,464)	2,637	2.7
Non-compete agreement	2,200	(1,008)	1,192	2.0	2,200	(1,282)	918	2.0
Trademark	1,450	(48)	1,402	5.0	1,450	(120)	1,330	5.0
Other	2,264	(2,130)	134	2.3	2,264	(2,155)	109	2.3

	$55,032	$(23,916)	$31,116		$55,032	$(26,936)	$28,096

          Amortization expense for amortizing intangible assets was $1.9 million and $3.1 million for the three months ended March 31, 2002 and 2003, respectively. Estimated annual amortization expense related to intangible assets acquired prior to March 31, 2003 by fiscal year is as follows: 2003—$10.7 million; 2004—$5.7 million; 2005—$4.0 million; 2006—$3.7 million; 2007—$3.0 million; thereafter—$4.0 million. All intangible assets currently recorded will be fully amortized by the end of 2009.

4. Acquisitions

          We acquired the outstanding shares of BB4 Technologies, Inc., a provider of systems availability monitoring solutions in February 2002 and Sitraka, Inc., a leading developer of application server performance management products in November 2002. Actual results of operations of these companies acquired are included in the condensed consolidated financial statements from the dates of acquisition. Our financial results for the three months ended March 31, 2003 include actual results of these acquisitions for the full period. The pro forma results of operations data for the same period of 2002 presented below assume that the acquisitions had been made at the beginning of fiscal 2002 and include amortization of identified intangibles from that date. The pro forma data is presented for informational purposes only and is not necessarily indicative of the results of future operations nor of the actual results that would have been achieved had the acquisitions taken place at the beginning of fiscal 2002 (in thousands):

Three Months Ended March 31, 2002

Revenues	$63,006
Net income	23
Net income per share—basic and diluted	0.00

5. Other Compensation Costs

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

          The following table shows the allocation to Cost of Services Revenues, Sales and Marketing, Research and Development, and General and Administrative expenses of such costs based on the related headcount for the three months ended March 31, 2002 and 2003 (in thousands):

	Three Months Ended March 31,

	2002	2003

Cost of services revenues	$60	$28
Sales and marketing	457	233
Research and development	333	181
General and administrative	75	53

Total other compensation costs	$925	$495

          We expect to amortize at least $0.3 million per quarter throughout 2003, and insignificant amounts through 2004, which corresponds to the remaining vesting periods of the related options.

6. Net Income Per Share

          We compute net income per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other common stock equivalents, including stock options, in the weighted-average number of common shares outstanding for a period, if dilutive.

          The following table summarizes our earnings per share computation for the three months ended March 31, 2002 and 2003 (in thousands, except per share data):

	Three Months Ended March 31,

	2002	2003

Net income	$1,721	$2,887

Basic net income per share – weighted average shares	89,748	90,974
Incremental common shares attributable to shares issuable under employee stock plans	4,060	1,948

Diluted net income per share – weighted average shares	93,808	92,922

Net income per share – basic and diluted	$0.02	$0.03

7. Shareholders’ Equity

          In January 2003, 286,815 shares of common stock were purchased under our Employee Stock Purchase Plan at a price of $7.97 per share.

8. Stock Option Plans

          The following table summarizes information about stock options outstanding as of March 31, 2003 (in thousands, except for per share data):

	Number of Shares	Weighted-Average Exercise Price

Balance at December 31, 2002	19,710	$13.28
Granted	496	10.12
Exercised	(122)	1.60
Canceled	(375)	14.69

Balance at March 31, 2003	19,709	13.24

Options exercisable as of March 31, 2003	5,505	13.00

Weighted-average fair value of options granted during the three months ended March 31, 2003		5.14

9. Geographic and Segment Information

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

          Reportable segment data for the three months ended March 31, 2002 and 2003, is as follows (in thousands):

	Licenses	Services	Total

Three months ended March 31, 2002
Revenues	$37,490	$21,903	$59,393
Cost of Revenues	2,126	4,371	6,497

Gross profit	$35,364	$17,532	$52,896

Three months ended March 31, 2003
Revenues	$42,970	$28,991	$71,961
Cost of Revenues	2,816	5,195	8,011

Gross profit	$40,154	$23,796	$63,950

          Revenues are attributed to geographic areas primarily based on the location of the entity to which the products or services were delivered. Revenues, gross profit, income (loss) from operations and long-lived assets concerning principal geographic areas in which we operate are as follows (in thousands):

	North America (1)	Europe	Other International	Total

Three months ended March 31, 2002
Revenues	$46,509	$11,320	$1,564	$59,393
Gross profit	44,560	7,432	904	52,896
Income (loss) from operations	2,386	(1,362)	242	1,266
Long-lived assets	443,852	1,872	1,298	447,022
Three months ended March 31, 2003
Revenues	$53,953	$15,870	$2,138	$71,961
Gross profit	51,601	10,906	1,443	63,950
Income (loss) from operations	3,152	(1,196)	1,066	3,022
Long-lived assets	433,818	3,304	865	437,987

(1)  Principally represents operations in the United States.

10. Investments

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

          We have a venture capital investment in a private equity fund for business and strategic purposes, and may make additional investments of this nature in the future. At March 31, 2003, we valued this cost basis investment at $0.6 million. In addition, we have committed to make additional capital contributions to this private equity fund totaling $2.2 million. If the companies in which we make direct or indirect investments in do not complete initial public offerings or are not acquired by publicly traded companies or for cash, we may not be able to sell these investments. In addition, even if we are able to sell these investments we cannot assure that we will be able to sell them at a gain or even recover our investment. We do not believe that any impairment exists for the three months ended March 31, 2003.

12. Commitments and Contingencies

          On July 2, 2002, Computer Associates International, Inc. filed a complaint against us and four of our employees in the U.S. District Court for the Northern District of Illinois alleging copyright infringement and trade secret misappropriation in connection with the development of the database administration component of our Quest Central for DB2 product and seeking injunctive relief and unspecified money damages. We will vigorously defend CA’s claims and do not believe that this matter will have a material adverse effect on our results of operations or financial condition.

          We are a party to other litigation, which we consider to be routine and incidental to our business. Management does not expect the results of any of these actions to have a material adverse effect on our results of operations or financial condition.

          In the normal course of our business, we enter into certain types of agreements that require us to indemnify or guarantee the obligations of other parties. These commitments include (i) intellectual property indemnities to licensees of our software products, (ii) indemnities to certain lessors under office space leases for certain claims arising from our use or occupancy of the related premises, or for the obligations of our subsidiaries under leasing arrangements, (iii) indemnities to customers, vendors and service providers for claims based on negligence or willful misconduct of our employees and agents, and (iv) indemnities to our directors and officers to the maximum extent permitted under applicable law. The terms and duration of these commitments varies and, in some cases, may be indefinite, and certain of these commitments do not limit the maximum amount of future payments we could become obligated to make thereunder; accordingly, our actual aggregate maximum exposure related to these types of commitments cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for obligations of this nature, and no liabilities have been recorded for these obligations in the accompanying consolidated balance sheets as the fair value of these obligations issued during the three months ended March 31, 2003 was not significant to our financial position, results of operations, or cash flows.

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

Results of Operations

          The following table sets forth certain condensed consolidated statement of operations data as a percentage of total revenues, except as indicated:

	Three Months Ended March 31,

	2002	2003

Revenues:
Licenses	63.1%	59.7%
Services	36.9	40.3

Total revenues	100.0	100.0
Cost of revenues:
Licenses	1.2	1.0
Services	7.4	7.2
Amortization of purchased intangible assets	2.4	3.0

Total cost of revenues	11.0	11.2

Gross profit	89.0	88.8
Operating expenses:
Sales and marketing	50.8	50.3
Research and development	25.5	23.9
General and administrative	10.0	9.2
Intangible asset amortization	0.6	1.2

Total operating expenses	86.9	84.6

Income from operations	2.1	4.2
Other income, net	2.7	2.2

Income before income taxes	4.8	6.4
Income tax provision	2.0	2.4

Net income	2.8%	4.0%

As a percentage of related revenues:
Cost of licenses	1.9%	1.6%
Cost of services	20.0%	17.9%

Three Months Ended March 31, 2002 and 2003

Revenues

          Total revenues increased 21.2% to $72.0 million for the three months ended March 31, 2003 from $59.4 million in the comparable period of 2002.

          License Revenues—License revenues increased 14.6% to $43.0 million for the three months ended March 31, 2003 from $37.5 million in the comparable period of 2002. License revenues represented 59.7% of total revenues for the three months ended March 31, 2003, compared to 63.1% for the same period of 2002. License revenues outside of North America accounted for 24.9% and 25.3% of total license revenues for the three months ended March 31, 2002 and 2003, respectively.  License revenue growth from the prior year primarily derived from the acquisition of Sitraka, Inc. in November 2002 which contributed $2.6 million to license revenues and to the impact of favorable foreign exchange rate fluctuations.

          Service Revenues—Service revenues increased by 32.4% to $29.0 million for the three months ended March 31, 2003 from $21.9 million for the same period in 2002. Service revenues outside of North America accounted for 16.2% and 24.5% of total service revenues for the three months ended March 31, 2002 and 2003, respectively. Higher renewal maintenance fees derived from improved maintenance renewal rates, growth in the base of installed products and, we believe, from improved support renewal billing processes. Support revenues from the acquired base of Sitraka, Inc. customers also contributed $1.7 million to the increase in service revenues. Professional services as a percentage of total service revenues represented 11.7% and 8.8% for the three months ended March 31, 2002 and 2003, respectively.

Cost of Revenues

          Cost of Licenses—Cost of licenses primarily consists of third-party software royalties, product packaging, documentation, duplication, and amortization of purchased software rights. Cost of licenses as a percentage of license revenues was 1.9% and 1.6% for the three months ended March 31, 2002 and 2003, respectively. We expect that cost of licenses as a percentage of license revenues will remain relatively constant throughout 2003.

          Cost of Services—Cost of services primarily consists of personnel, facilities and systems costs used in providing support, consulting and training services. Cost of services increased by $0.8 million to $5.2 million for the three months ended March 31, 2003 from $4.4 million in the same period of 2002, representing an increase of 18.9%. Cost of services as a percentage of service revenues declined to 17.9% in the first quarter of 2003, compared to 20.0% in the same quarter of 2002. The increase in cost of services is due to an increase in the number of technical support personnel and consultants, primarily from the acquisition of Sitraka. The margin improvement is primarily due to our continued increase in customer maintenance and support revenues with a lower associated increase in headcount.

          Amortization of Purchased Intangible Assets—Amortization of purchased intangible assets increased 51.9% to $2.1 million for the three months ended March 31, 2003 from $1.4 million in the same period of 2002. The increase is primarily due to amortization of purchased intangible assets related to the acquisition of Sitraka in 2002, offset slightly by purchased intangible assets from acquisitions made in 2000 that were fully amortized by the end of 2002. See Note 3 of the “Notes to Condensed Consolidated Financial Statements” for discussion of estimated future amortization expense. The useful lives of the acquired technologies range from one to seven years. See “Critical Accounting Policies and Estimates” for additional discussion regarding accounting for intangible assets.

Operating Expenses

          Sales and Marketing— Sales and marketing expenses consist primarily of the following types of costs related to our sales and marketing activities: compensation and benefits; sales commissions; facilities and systems; recruiting; trade shows; travel and entertainment; and marketing communications. Sales and marketing expenses increased 20.1% to $36.2 million for the three months ended March 31, 2003 from $30.2 million in the same period of 2002. The increase in sales and marketing expenses resulted from increased labor expenses, primarily due to additional headcount from our acquisition of Sitraka, and the impact of unfavorable foreign exchange rate fluctuations. Higher sales commission expenses from increased license revenues and changes to sales compensation also contributed to the increase.

          Research and Development— Research and development expenses consist primarily of compensation and benefit costs for software developers, software product managers, quality assurance and technical documentation personnel, associated facilities and systems costs and payments made to outside software development consultants. Research and development expenses increased 13.3% to $17.2 million for the three months ended March 31, 2003 from $15.2 million in the comparable period of 2002, and declined as a percentage of total revenues to 23.9% from 25.5%. The increase in research and development expenses resulted largely from additional headcount as a result of our acquisition of Sitraka and severance and idle facility charges of $0.2 million incurred from closing one of our Canadian offices.

          We believe significant expenditures in research and development are required to remain competitive, and expect that research and development expenses will continue to represent approximately 20-25% of total revenues for the foreseeable future.

          General and Administrative— General and administrative expenses consist primarily of compensation and benefit costs for our executive, finance, legal, administrative and information services personnel, professional fees, and associated facilities and systems costs. General and administrative expenses increased to $6.7 million for the three months ended March 31, 2003 from $5.9 million in the same period of 2002, representing an increase of $0.7 million or 12.3%. The increase is primarily attributable to increased legal expenses, directors’ and officers’ liability insurance premiums and the inclusion of Sitraka’s general and administrative expenses.

          Intangible Asset Amortization—Intangible asset amortization includes the amortization of customer lists, trademarks and a non-compete agreement, associated with acquisitions made during 2000, 2001 and 2002. As a result of the acquisition of Sitraka, these costs increased to $0.9 million for the three months ended March 31, 2003 from $0.4 million in the same period of 2002. All intangible assets are amortized over their estimated useful lives ranging from two to seven years and are assessed for impairment under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

          Other Income (Expense), Net—Other income (expense), net consists primarily of interest income and expense and gain (loss) on equity investments. Other income (expense), net was $1.6 million for the three months ended March 31, 2003 and 2002. Interest income for the three months ended March 31, 2003, decreased from the previous year as a result of lower reinvestment rates. This decline was offset primarily by foreign exchange rate gains. The average interest rates of our investments are summarized under “Item 3: Quantitative and Qualitative Disclosures About Market Risks—Interest Rate Risk.”

          Income Taxes—Provision for income taxes was $1.7 million for the three months ended March 31, 2003 compared with $1.2 million for the comparable period of 2002, representing effective rates for these periods of 40% and 38%, respectively. The decline in the effective tax rate is primarily the result of increased research and development tax credits as a percentage of income before income tax provision.

Liquidity and Capital Resources

          As of March 31, 2003, liquidity is provided by cash, cash equivalents and short-term marketable securities totaling $110.2 million and $118.2 million in long-term investment grade corporate and government securities.

          Net cash provided by operating activities increased by $3.6 million to $21.2 million for the three months ended March 31, 2003 from $17.6 million for the comparable period in 2002. The increase in cash provided by operating activities in the three months ended March 31, 2003 was driven primarily by strong cash collections on fourth quarter 2002 transactions as well as higher net income and income taxes payable, and was offset slightly by a slowdown in the rate of growth of deferred revenue.

          Investing activities used $22.8 million during the three months ended March 31, 2003, consisting of $19.9 million net cash paid for purchases of marketable securities and $2.9 million in capital expenditures. Net cash used in investing activities was $19.5 million in the three months ended March 31, 2002, consisting of $12.4 million net cash paid for purchases of marketable securities, $3.1 million in capital expenditures and $4.1 million for an acquisition. Capital expenditures primarily consisted of information technology hardware and software purchases.

          In the future, we expect cash will continue to be generated from our operations unless revenues were to decline. We do not expect to spend significant amounts of additional cash to acquire property and equipment in the near term and therefore the level of cash used in investing activities to acquire property and equipment should remain constant with that used in the three months ended March 31, 2003. We do, however, currently plan to reinvest our cash generated from operations in new short and long term marketable securities consistent with past investment practices, and continue to evaluate a variety of strategic investment and acquisition opportunities. Therefore, net cash used in investing activities may increase.

          Financing activities generated $2.9 million and $2.4 million in the three months ended March 31, 2002 and 2003, respectively, primarily from issuance of our common stock under the employee stock purchase plan.

          In December 2000, our Board of Directors authorized a stock repurchase program under which Quest may purchase up to two million shares of its common stock. Under the repurchase program, we may purchase shares from time to time at varying prices in open market or private transactions. In October 2001, our Board of Directors increased the total number of shares authorized for repurchase under the stock repurchase program from two million shares to five million. As of March 31, 2003, we had repurchased approximately 1.7 million shares of our common stock under this program for an aggregate cost of approximately $58.0 million. Repurchases help offset dilution from stock issued under our stock option and stock purchase plans. No shares of common stock were repurchased under this plan during the three months ended March 31, 2002 or 2003.

          As of March 31, 2003, our only significant contractual obligations or commercial commitments consisted of our facility lease commitments and operating leases for office facilities and certain items of equipment, and the remaining balance of certain indebtedness assumed in connection with our acquisition of FastLane in September 2000. These commitments will require cash payments of $14.5 million in 2003, $9.8 million in 2004, $8.1 million in 2005, $4.0 million in 2006 and $2.2 million thereafter. In addition, we have committed to make additional capital contributions to a private equity fund totaling $2.2 million as capital calls are made. We do not have any off-balance sheet arrangements that could reduce our liquidity. We would be required to use existing cash, cash equivalents and investment balances to support our working capital balances if we are not able to generate or sustain positive cash flow from operations. Our ability to generate cash from operations is subject to substantial risks described below under the caption “Risk Factors.”

          Based on our current operating plan, we believe that our existing cash, cash equivalents and investment balances and cash flows from operations will be sufficient to finance our working capital and capital expenditure requirements through at least the next 12 months. However, if our revenues fall substantially below our expectations for a sustained period or if we use a significant amount of cash to pursue acquisition opportunities, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we can not assure you that such financing will be available to us on commercially reasonable terms or at all.

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

Accounts Receivable

          We maintain allowances for sales returns and doubtful accounts for estimated losses resulting from the unwillingness or inability of our customers to make required payments. The amount of our reserves is based on historical experience and our analysis of the accounts receivable. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional general and administrative expense in the period such determination was made. Additionally, if significant product performance issues were to arise resulting in our accepting sales returns, additional allowances may be required which would result in a reduction of revenue in the period such determination was made. Our standard licensing agreement does not permit customers to return products except in situations where the product does not perform in accordance with established product requirements and we are unable to remedy the outstanding issues. While such amounts have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.

Intangible Assets

          In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. We adopted SFAS No. 141 at the beginning of the third quarter of 2001 and adopted SFAS No. 142 at the beginning of the first quarter of 2002. As required by SFAS No. 142, we discontinued amortizing the remaining balances of goodwill as of the beginning of fiscal 2002. As a result, our annual amortization expense decreased approximately $56.0 million. All remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

          Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. In conjunction with the implementation of SFAS No. 142, we performed our initial impairment review in the fourth quarter of 2002 and as a result determined that the carrying value of goodwill was less than the estimated fair value. In calculating the fair value of the reporting units (licenses and services), the Market Approach (Guideline Company Method) was the methodology deemed the most reliable and used for impairment analysis. We will perform subsequent annual impairment reviews during the fourth quarter of each year, or earlier if indicators of potential impairment exist. Future impairment reviews may result in charges against earnings to write down the value of goodwill.

          Purchased intangible assets are recorded at the appraised value and amortized using the straight-line method over estimated useful lives of one to seven years. The net carrying amount of purchased intangible assets was considered recoverable at March 31, 2003. We will continue to evaluate the value of our purchased intangible assets on a periodic basis. Recoverability of these assets is determined based upon the forecasted undiscounted future net cash flows from the operations to which the assets relate, utilizing our best estimates, appropriate assumptions and projections at the time. These projected future cash flows may significantly vary over time as a result of increased competition, changes in technology, and fluctuations in demand. In the event that in the future it is determined that the purchased intangible assets value has been impaired, an adjustment will be made resulting in a charge for the write-down in the period in which the determination is made.

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

Recently Issued Accounting Pronouncements

          In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002 and we provided the required disclosures in Note 12. We adopted the recognition provisions of FIN 45 effective January 1, 2003 and such adoption did not have an impact on our condensed consolidated results of operations or financial position.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation— Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods for voluntary transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation (“the fair value method”). SFAS No. 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financial statements. We adopted the provisions of SFAS No. 148 effective January 1, 2003 and have provided the disclosures required under SFAS No. 148 in Note 2 of the “Notes to Condensed Consolidated Financial Statements”. Adoption of SFAS No. 148 did not have an adverse impact on our consolidated results of operations and financial position since we have not adopted the fair value method. However, should we be required to adopt the fair value method in the future, such adoption could have a material impact on our consolidated results of operations or financial position.

          In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We adopted the provisions of FIN 46 effective January 1, 2003. We do not have any variable interest entities; thus, adoption of FIN 46 did not have an impact on our consolidated results of operations and financial position.

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

Many of our products are dependent on Oracle’s technologies; if Oracle’s technologies lose market share or become incompatible with our products, the demand for our products could suffer

          We believe that our success has depended in part, and will continue to depend in part for the foreseeable future, upon our relationship with Oracle and our status as a complementary software provider for Oracle’s database and application products. Many versions of our products, including SharePlex and Quest Central for Oracle, and our Oracle development and deployment tools, are specifically designed to be used with Oracle databases. Although a number of our products work with other environments, our competitive advantage consists in substantial part on the integration between our products and Oracle’s products, and our extensive knowledge of Oracle’s technology. Currently, a significant portion of our total revenues is derived from products that specifically support Oracle-based products. If Oracle for any reason decides to promote technologies and standards that are not compatible with our technology, or if Oracle loses market share for its database products, our business, operating results and financial condition would be materially adversely affected.

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

Our efforts to constrain costs may strain our management, administrative, operational and financial infrastructure

          We are experiencing slower growth and are focused on increasing our operating margins.  These efforts place a strain on our management, administrative, operational and financial infrastructure. Our ability to manage our operations while reducing operating costs requires us to continue to improve our operational, financial and management controls and reporting systems and procedures. Although we have achieved increasing year over year margins from fiscal 2001 to 2002, we may not continue to be successful in achieving our profitability targets.

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

Third parties may claim that our software products or services infringe on their intellectual property rights, exposing us to litigation that, regardless of merit, may be costly to defend

          Our success and ability to compete are also dependent on our ability to operate without infringing upon the proprietary rights of others. Third parties may claim that our current or future products infringe their intellectual property rights. Any such claim, with our without merit, could have a significant effect on our business and financial results. See “Legal Proceedings” in Part II, Item 1, of this report, for information concerning copyright infringement and trade secret misappropriation claims initiated against Quest by Computer Associates International, Inc. This and any future third party claim could be time consuming, divert management’s attention from our business operations and result in substantial litigation costs, including any monetary damages and customer indemnification obligations, which may result from such claims. In addition, parties making these claims may be able to obtain injunctive or other equitable relief affecting our ability to license the products that incorporate the challenged intellectual property. As a result of such claims, we may be required to obtain licenses from third parties, develop alternative technology or redesign our products. We cannot be sure that such licenses would be available on terms acceptable to us, if at all. If a successful claim is made against us and we are unable to develop or license alternative technology, our business and financial results and position could be materially adversely affected.

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

          The foreign currencies to which we currently have the most significant exposure are the Canadian dollar, the British pound, the Euro and the Australian dollar. Based on our overall currency rate exposure at March 31, 2003, a ten percent change in currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

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

          Information about our investment portfolio is presented in the table below, which states the amortized book value and related weighted-average interest rates by year of maturity (in thousands):

	Amortized Book Value	Weighted Average Rate

Investments maturing by March 31,
2004	$110,030	2.31%
2005	39,406	3.29%
2006	35,432	4.00%
2007	15,000	3.08%
Thereafter	27,395	4.50%

Total portfolio	$227,263	3.63%

          We maintain a level of cash and cash equivalents such that we have generally been able to hold our investments to maturity. Accordingly, changes in the market interest rate would not have a material effect on the fair value of such investments.

Item 4: Controls and Procedures

a) Evaluation of disclosure controls and procedures:

          Within the ninety days prior to the date of this quarterly report and with the participation of our management, including the chief executive officer and principal financial officer, we performed an evaluation of our disclosure controls and procedures.  Based on such evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and sufficient to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

b) Changes in internal controls:

     There have been no significant changes in our internal controls, or in other factors that could significantly affect these internal controls, subsequent to the date we completed our evaluation.

PART II—OTHER INFORMATION

Item 1: Legal Proceedings

          On July 2, 2002, Computer Associates International, Inc. (CA) filed a complaint against us and four of our employees in the U.S. District Court for the Northern District of Illinois alleging copyright infringement and trade secret misappropriation in connection with our development of the database administration component of our Quest Central for DB2 product and seeking injunctive relief and unspecified money damages. We will vigorously defend CA’s claims and do not believe that this matter will have a material adverse effect on our results of operations or financial condition.

          We are a party to other litigation, which we consider to be routine and incidental to our business. Management does not expect the results of any of these actions to have a material adverse effect on our results of operations or financial condition.

Item 6: Exhibits and Reports on Form 8-K

(a)	EXHIBITS

Exhibit Number	Exhibit Title

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Vice President, Finance and Operations pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the three months ended March 31, 2003.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST SOFTWARE, INC.

/s/ M. BRINKLEY MORSE
May 15, 2003
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

          5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ VINCENT C. SMITH

Vincent C. Smith Chief Executive Officer

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

          5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ M. BRINKLEY MORSE

M. Brinkley Morse, Vice President, Finance and Operations