Form 10-Q/A
period 2002-09-30
QUEST SOFTWARE INC
filed 2003-08-14
CIK 1088033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

QUEST SOFTWARE, INC.

FORM 10-Q/A

EXPLANATORY NOTE

               Subsequent to the issuance of our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2002, we restated our financial statements to correct computational errors in translating property and equipment and deferred revenue balances of foreign subsidiaries into U.S. Dollars. Under Statement of Financial Accounting Standard (“SFAS”) No. 52, “Accounting for Foreign Currency Translation,” certain balance sheet and income statement accounts require translation of account balances of foreign subsidiaries from foreign currencies into the U.S. Dollar using historical rates because the functional currency of the foreign subsidiary is the U.S. Dollar. Historical rates are defined as the rates in effect in the month that the transaction was originally recorded. Because of an error in the method used to translate foreign-currency denominated property and equipment and deferred revenue accounts into U.S. Dollars at historical rates, the related balance sheet and statements of operations accounts required correction.

               In June 2003, our internal accounting staff discovered the computational error, which was in the design of the system used to translate these foreign-currency denominated accounts into U.S. Dollars. The error’s effect on our condensed consolidated financial statements had been magnified by increased volatility of the exchange rates of the U.S. Dollar compared to certain other currencies, particularly to the Euro and English pound. Upon discovering the error, we immediately notified our independent auditors and began a detailed review of the affected accounts to quantify the error’s effect on prior financial statements. After quantifying this effect and reviewing it with the audit committee of our Board of Directors, we made a determination to restate our financial statements for the four quarters and year ended December 31, 2002 and the quarter ended March 31, 2003.

          This report is being filed to amend and restate the following items contained in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 originally filed with the Securities and Exchange Commission on November 14, 2002:

•	Item 1 (Financial Statements)
•	Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations)
•	Item 6 (Exhibits and Reports on Form 8-K)

          To preserve the nature and character of the disclosures set forth in such Items as originally filed, this report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date except as noted in footnotes 2 and 14 in the condensed consolidated financial statements included in Item 1 (Financial Statements). All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission subsequent to the date of the original filing of the Quarterly Report on Form 10-Q.

PART I— FINANCIAL INFORMATION

Item 1:     Financial Statements

QUEST SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	December 31, 2001	September 30, 2002

		(As restated, see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$30,279	$49,690
Short-term marketable securities available for sale	23,039	25,070
Accounts receivable, net	35,783	27,580
Prepaid expenses and other current assets	8,230	9,786
Deferred income taxes	12,085	11,009

Total current assets	109,416	123,135
Property and equipment, net	57,496	46,107
Long-term marketable securities	153,838	166,982
Goodwill	191,233	195,777
Amortizing intangible assets, net	11,473	8,673
Deferred income taxes	10,902	10,902
Other assets	5,767	4,754

Total assets	$540,125	$556,330

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	5,495	4,805
Accrued compensation	12,764	12,123
Other accrued expenses	21,720	18,293
Income taxes payable	3,243	2,282
Deferred revenue	50,395	54,369

Total current liabilities	93,617	91,872
Long-term liabilities and other	5,140	3,486
Commitments and contingencies (Notes 12 and 14)
Shareholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value, 150,000 shares authorized; 89,226 and 90,393 issued and outstanding at December 31, 2001 and September 30, 2002, respectively	537,081	548,655
Accumulated deficit	(78,973)	(72,161)
Accumulated other comprehensive income	522	1,692
Notes receivable from sale of common stock	(17,262)	(17,214)

Net shareholders’ equity	441,368	460,972

Total liabilities and shareholders’ equity	$540,125	$556,330

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2002	2001	2002

		(As restated, see Note 2)		(As restated, see Note 2)
Revenues:
Licenses	$37,584	$39,851	$135,171	$116,493
Services	19,059	23,051	52,071	67,890

Total revenues	56,643	62,902	187,242	184,383
Cost of revenues:
Licenses	948	774	2,961	2,313
Services	4,920	4,290	14,034	13,195
Amortization of purchased intangible assets	1,894	1,288	5,834	3,978

Total cost of revenues	7,762	6,352	22,829	19,486

Gross profit	48,881	56,550	164,413	164,897
Operating expenses:
Sales and marketing	29,593	30,934	91,675	92,324
Research and development	15,262	14,508	44,649	44,473
General and administrative	5,809	6,239	18,248	18,563
Other compensation costs and intangibles amortization	16,418	941	47,869	2,673

Total operating expenses	67,082	52,622	202,441	158,033

Income (loss) from operations	(18,201)	3,928	(38,028)	6,864
Other income, net	2,654	1,221	6,143	6,732
Loss on sale of aircraft	—	(790)	—	(790)
Write-down of investments	—	—	(1,465)	(1,095)

Income (loss) before income tax provision	(15,547)	4,359	(33,350)	11,711
Income tax provision (benefit)	(4,706)	2,089	5,223	5,136

Net income (loss)	$(10,841)	$2,270	$(38,573)	$6,575

Net income (loss) per share:
Basic	$(0.12)	$0.03	$(0.44)	$0.07
Diluted	$(0.12)	$0.02	$(0.44)	$0.07
Weighted average shares:
Basic	88,299	90,256	87,613	89,886
Diluted	88,299	92,195	87,613	92,645

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,

	2001	2002

		(As restated, see Note 2)
Cash flows from operating activities:
Net income (loss)	$(38,573)	$6,575
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	55,996	17,075
Compensation expense associated with stock option grants	4,029	921
Accrued interest receivable from shareholders	(914)	(99)
Deferred income taxes	—	(21)
Provision for bad debts	345	631
Loss on equity investments	1,465	1,095
Loss on sale of aircraft	—	790
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	6,367	9,140
Prepaid expenses and other current assets	540	(1,556)
Other assets	(151)	176
Accounts payable	(270)	(690)
Accrued compensation	3,691	(641)
Other accrued expenses	(4,099)	(5,126)
Income taxes payable	8,811	4,081
Deferred revenue	13,902	3,974
Other liabilities	603	(1,255)

Net cash provided by operating activities	51,742	35,070
Cash flows from investing activities:
Purchases of property and equipment	(20,585)	(3,330)
Proceeds from sale of aircraft	—	1,932
Cash paid for acquisition, net of cash acquired (Note 4)	114	(4,063)
Purchases of marketable securities	(136,807)	(43,873)
Sales and maturities of marketable securities	130,766	29,868

Net cash used by investing activities	(26,512)	(19,466)
Cash flows from financing activities:
Repayment of notes payable	(1,171)	(1,835)
Repayment of note receivable from shareholder	—	685
Repayment of capital lease obligations	(188)	(193)
Proceeds from exercise of stock options	5,432	1,379
Proceeds from employee stock purchase plan	5,593	4,480

Net cash provided by financing activities	9,666	4,516
Effect of exchange rate changes on cash and cash equivalents	(127)	(709)

Net increase in cash and cash equivalents	34,769	19,411
Cash and cash equivalents, beginning of period	25,155	30,279

Cash and cash equivalents, end of period	$59,924	$49,690

Supplemental disclosures of consolidated cash flow information:
Cash paid for:
Interest	$81	$41

Income taxes, net of refunds ($(4,643) in 2001 and $(27) in 2002)	$550	$437

Supplemental schedule of non-cash investing and financing activities:
Unrealized gain on available-for-sale securities	$1,239	$1,170

Tax benefit related to stock option exercises	$4,965	$3,331

See Note 4 for details of assets acquired and liabilities assumed in the purchase transaction of BB4 Technologies, Inc.

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2002	2001	2002

		(As restated, see Note 2)		(As restated, see Note 2)
Net income (loss)	$(10,841)	$2,270	$(38,573)	$6,575
Other comprehensive income:
Unrealized gain on available-for-sale securities	1,280	365	1,239	1,170

Comprehensive income (loss)	$(9,561)	$2,635	$(37,334)	$7,745

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

          Certain reclassifications have been made to the prior-years balances to conform to the current year’s presentation, which includes the adoption of Emerging Issues Task Force (“EITF”) 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” The result of this adoption was an increase in total services revenue with a corresponding increase in cost of services of $0.3 million and $0.9 million for the three and nine months ended September 30, 2001, respectively. The impact for the current year is higher services revenue and cost of services revenue of $0.2 million and $0.6 million for the three and nine months ended September 30, 2002, respectively. These amounts were previously offset against cost of services revenue.

          These financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.

          Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for any future period.

2. Restatement

          Subsequent to the issuance of our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2002, we restated our financial statements to correct computational errors in translating property and equipment and deferred revenue balances of foreign subsidiaries into U.S. Dollars. Under Statement of Financial Accounting Standard (“SFAS”) No. 52, “Accounting for Foreign Currency Translation,” certain balance sheet and income statement accounts require translation of account balances of foreign subsidiaries from foreign currencies into the U.S. Dollar using historical rates because the functional currency of the foreign subsidiary is the U.S. Dollar. Historical rates are defined as the rates in effect in the month that the transaction was originally recorded. Because of an error in the method used to translate foreign-currency denominated property and equipment and deferred revenue accounts into U.S. Dollars at historical rates, the related balance sheet and statements of operations accounts required correction.

          The condensed consolidated financial data set forth below presents our condensed consolidated statements of operations for the three and nine months ended September 30, 2002 and our condensed consolidated balance sheet as of September 30, 2002 on a comparative basis showing the amounts as previously reported and as restated.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30, 2002			Nine Months Ended September 30, 2002

	(As Reported)	(As Restated)	Change	(As Reported)	(As Restated)	Change

Revenues:
Licenses	$39,880	$39,851	$(29)	$117,059	$116,493	$(566)
Services	23,203	23,051	(152)	68,954	67,890	(1,064)

Total revenues	63,083	62,902	(181)	186,013	184,383	(1,630)
Cost of revenues:
Licenses	774	774	—	2,313	2,313	—
Services	4,290	4,290	—	13,195	13,195	—
Amortization of purchased intangible assets	1,288	1,288	—	3,978	3,978	—

Total cost of revenues	6,352	6,352	—	19,486	19,486	—

Gross profit	56,731	56,550	(181)	166,527	164,897	(1,630)
Operating expenses:
Sales and marketing	30,934	30,934	—	92,324	92,324	—
Research and development	14,508	14,508	—	44,473	44,473	—
General and administrative	6,287	6,239	(48)	18,415	18,563	148
Other compensation costs and intangible amortization	941	941	—	2,673	2,673	—

Total operating expenses	52,670	52,622	(48)	157,885	158,033	148

Income from operations	4,061	3,928	(133)	8,642	6,864	(1,778)
Other income, net	1,450	1,221	(229)	5,342	6,732	1,390
Loss on sale of aircraft	(790)	(790)	—	(790)	(790)	—
Write-down of investments	—	—	—	(1,095)	(1,095)	—

Income before income taxes	4,721	4,359	(362)	12,099	11,711	(388)
Income tax provision	2,215	2,089	(126)	5,199	5,136	(63)

Net income	$2,506	$2,270	$(236)	$6,900	$6,575	$(325)

Net income per share:
Basic	$0.03	$0.03	$—	$0.08	$0.07	$(0.01)

Diluted	$0.03	$0.02	$(0.01)	$0.07	$0.07	$—

Weighted average shares:
Basic	90,256	90,256	—	89,886	89,886	—
Diluted	92,195	92,195	—	92,645	92,645	—

	Three Months Ended September 30, 2002			Nine Months Ended September 30, 2002

	(As Reported)	(As Restated)	Change	(As Reported)	(As Restated)	Change

Net income	$2,506	$2,270	$(236)	$6,900	$6,575	$(325)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	365	365	—	1,170	1,170	—

Comprehensive income	$2,871	$2,635	$(236)	$8,070	$7,745	$(325)

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2002

	(As Reported)	(As Restated)	Change

ASSETS
Current assets:
Cash and cash equivalents	$49,690	$49,690	$—
Short-term marketable securities available for sale	25,070	25,070	—
Accounts receivable, net	27,787	27,580	(207)
Prepaid expenses and other current assets	9,786	9,786	—
Deferred income taxes	11,009	11,009	—

Total current assets	123,342	123,135	(207)
Property and equipment, net	46,240	46,107	(133)
Long-term marketable securities	166,982	166,982	—
Goodwill	195,777	195,777	—
Amortizing intangible assets, net	8,673	8,673	—
Deferred income taxes	10,902	10,902	—
Other assets	4,754	4,754	—

Total assets	$556,670	$556,330	$(340)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,805	$4,805	$—
Accrued compensation	12,123	12,123	—
Other accrued expenses	18,293	18,293	—
Income taxes payable	2,282	2,282	—
Deferred revenue	54,321	54,369	48

Total current liabilities	91,824	91,872	48
Long-term liabilities and other	3,486	3,486	—
Shareholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; no shares issued or outstanding	—	—	—
Common stock, no par value, 150,000 shares authorized; 89,226 and 90,211 issued and outstanding at December 31, 2001 and March 31, 2002, respectively	548,718	548,655	(63	)(1)
Accumulated deficit	(71,836)	(72,161)	(325)
Accumulated other comprehensive income	1,692	1,692	—
Notes receivable from sale of common stock	(17,214)	(17,214)	—

Total shareholders’ equity	461,360	460,972	(388)

Total liabilities and shareholders’ equity	$556,670	$556,330	$(340)

(1)

In each period affected by the restatement, we previously recorded an income tax benefit associated with stock options as an adjustment to Common Stock, the amount of which adjustment was a function of the income before income taxes recorded in the applicable period. The change in Common Stock reflects a change in the amount of the income tax benefit associated with stock options resulting from the effect of the restatement on income before income taxes.

3. New Accounting Pronouncements

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

     Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Our reporting units are generally consistent with the operating segments underlying the segments identified in Note 9—Segment Data. In conjunction with the implementation of SFAS No. 142, we performed our initial annual impairment review and as a result determined that the carrying value of our reporting units was less than the estimated fair value. In calculating the fair value of the reporting units, the Market Approach (Guideline Company Method) was the methodology deemed the most reliable and used for impairment analysis. Quest will perform subsequent annual impairment reviews during the fourth quarter of each year, or earlier if indicators of potential impairment exist, commencing in the fourth quarter of 2002. Future impairment reviews may result in charges against earnings to write down the value of goodwill.

     A reconciliation of previously reported net income (loss) and earnings (loss) per share to the amounts adjusted for the exclusion of goodwill and workforce-in-place amortization, net of the related income tax effect, is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2002	2001	2002

Reported net income (loss)	$(10,841)	$2,270	$(38,573)	$6,575
Goodwill and workforce amortization (net of tax)	13,941	—	41,073	—

Adjusted net income	$3,100	$2,270	$2,500	$6,575

Reported basic net income (loss) per share	$(0.12)	$0.03	$(0.44)	$0.07
Goodwill and workforce amortization per share (net of tax)	0.16	—	0.47	—

Adjusted basic net income per share	$0.04	$0.03	$0.03	$0.07

Reported diluted net income (loss) per share	$(0.12)	$0.02	$(0.44)	$0.07
Goodwill and workforce amortization per share (net of tax)	0.15	—	0.45	—

Adjusted diluted net income per share	$0.03	$0.02	$0.01	$0.07

Weighted average shares:
Basic	88,299	90,256	87,613	89,886
Diluted	92,158	92,195	91,824	92,645

     Amortized intangible assets as of December 31, 2001 and September 30, 2002, respectively, are comprised of the following (in thousands):

	December 31, 2001			September 30, 2002

	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Acquired technology	$22,694	$(13,041)	$9,653	$23,117	$(17,020)	$6,097
Customer list	2,381	(965)	1,416	2,501	(1,576)	925
Non-compete agreement	—	—	—	2,200	(733)	1,467
Other	2,264	(1,860)	404	2,264	(2,080)	184

	$27,339	$(15,866)	$11,473	$30,082	$(21,409)	$8,673

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

     The changes in the carrying amount of goodwill by reportable operating segment for the nine months ended September 30, 2002 are as follows (in thousands):

	Licenses	Services	Total

Balance as of December 31, 2001	$145,337	$45,896	$191,233	(1)
Goodwill acquired during the nine months ended September 30, 2002	3,683	1,163	4,846
Goodwill adjustment for income tax refunds related to pre-acquisition tax period	(230)	(72)	(302)

Balance as of September 30, 2002	$148,790	$46,987	$195,777

(1)	Includes $1,174 of previously recognized assembled workforce intangible assets which was subsumed into goodwill effective January 1, 2002 and has been reclassified for comparative presentation.

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

4. Acquisition

     On February 1, 2002, we acquired the outstanding shares of BB4 Technologies, Inc., a provider of systems availability monitoring solutions. The purchase price for BB4 Technologies, Inc. was $6.6 million, consisting of $4.2 million cash, direct acquisition costs of $0.2 million, and future payments of $2.2 million related to non-compete agreements with certain key employees who are former shareholders. The acquisition was accounted for as a purchase with the purchase price allocated as follows (in thousands):

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

     We believe that the acquisition resulted in the recognition of goodwill primarily as a result of the expected benefits that are anticipated to be realized from a more comprehensive suite of monitoring software products.

5. Other Compensation Costs

     We record compensation expense for options to purchase our common stock granted with an exercise price below fair market value. The expense equals the difference between the fair market value of our common stock on the grant date and the exercise price of the stock options and is recognized ratably over the vesting period of the stock options, currently four to five years. The following table shows the allocation to Cost of Services Revenues, Sales and Marketing, Research and Development and General and Administrative expenses of such costs based on the related headcount (in thousands):

	As Reported	Allocation	Pro Forma

Three months ended September 30, 2001
Cost of services revenues	$4,920	$59	$4,979
Sales and marketing	29,593	439	30,032
Research and development	15,262	381	15,643
General and administrative	5,809	98	5,907
Three months ended September 30, 2002
Cost of services revenues	$4,290	$31	$4,321
Sales and marketing	30,934	177	31,111
Research and development	14,508	203	14,711
General and administrative	6,239	51	6,290
Nine months ended September 30, 2001
Cost of services revenues	$14,034	$161	$14,195
Sales and marketing	91,675	1,249	92,924
Research and development	44,649	1,209	45,858
General and administrative	18,248	1,410	19,658
Nine months ended September 30, 2002
Cost of services revenues	$13,195	$92	$13,287
Sales and marketing	92,324	487	92,811
Research and development	44,473	614	45,087
General and administrative	18,563	137	18,700

     Amortization expense for other compensation costs was $0.5 million and $1.3 million for the three and nine months ended September 30, 2002, respectively. Estimated annual amortization expense by fiscal year is as follows: 2002—$1.9 million; 2003—$1.4 million; 2004—$0.9 million; thereafter—$0.8 million per year.

6. Net Income (Loss) Per Share

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

     The table below sets forth the reconciliation of the denominator of the earnings per share calculations (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,

	2001		2002	2001		2002

Shares used in computing basic net income (loss) per share	88,299		90,256	87,613		89,886
Dilutive effect of stock options	—	(1)	1,939	—	(1)	2,759

Shares used in computing diluted net income (loss) per share	88,299		92,195	87,613		92,645

(1)	Effect would have been anti-dilutive, accordingly, the amount is excluded from shares used in computing diluted net loss per share.

      For the three and nine months ended September 30, 2002, options to purchase 11,203 and 6,395 shares of common stock, respectively, were outstanding but were not included in the computation of diluted net income per share as inclusion would have been anti-dilutive.

7. Shareholders’ Equity

     In January and July 2002, 124,095 and 237,891 shares of common stock were purchased under our Employee Stock Purchase Plan at a price of $20.26 and $8.23 per share, respectively.

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

9. Segment Data

          Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by our chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our operating segments are managed separately because each segment represents a strategic business unit that offers different products or services.

          Our reportable operating segments include Licenses and Services. The Licenses segment develops and markets our software products. The Services segment provides after-sale support for software products and fee-based training and consulting services related to our products.

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

          Reportable segment data for the three and nine months ended September 30, 2001 and 2002 were as follows (in thousands):

	Licenses	Services	Total

Three months ended September 30, 2001
Revenues	$37,584	$19,059	$56,643
Cost of Revenues	2,842	4,920	7,762

Gross profit	$34,742	$14,139	$48,881
Three months ended September 30, 2002
Revenues	$39,851	$23,051	$62,902
Cost of Revenues	2,062	4,290	6,352

Gross profit	$37,789	$18,761	$56,550
Nine months ended September 30, 2001
Revenues	$135,171	$52,071	$187,242
Cost of Revenues	8,795	14,034	22,829

Gross profit	$126,376	$38,037	$164,413
Nine months ended September 30, 2002
Revenues	$116,493	$67,890	$184,383
Cost of Revenues	6,291	13,195	19,486

Gross profit	$110,202	$54,695	$164,897

          Revenues are attributed to geographic areas primarily based on the location of the entity to which the products or services were delivered.  Revenues, gross profit, income (loss) from operations and long-lived assets concerning principal geographic areas in which we operate are as follows (in thousands):

	North America (1)	Europe	Other International	Total

Three months ended September 30, 2001
Revenues	$44,346	$10,869	$1,428	$56,643
Gross profit	39,627	8,330	924	48,881
Loss from operations	(14,949)	(159)	(3,093)	(18,201)
Long-lived assets	402,715	2,259	1,434	406,408
Three months ended September 30, 2002
Revenues	$47,451	$14,020	$1,431	$62,902
Gross profit	46,904	8,883	763	56,550
Income (loss) from operations	5,430	(1,533)	31	3,928
Long-lived assets	429,178	2,890	1,127	433,195
Nine months ended September 30, 2001
Revenues	$151,369	$31,775	$4,098	$187,242
Gross profit	142,148	20,085	2,180	164,413
Loss from operations	(24,240)	(4,033)	(9,755)	(38,028)
Long-lived assets	402,715	2,259	1,434	406,408
Nine months ended September 30, 2002
Revenues	$139,018	$40,308	$5,057	$184,383
Gross profit	136,122	25,658	3,117	164,897
Income (loss) from operations	9,715	(3,391)	540	6,864
Long-lived assets	429,178	2,890	1,127	433,195

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

          We also have certain other minority equity investments in non-publicly traded companies. These investments are included in other assets on our consolidated balance sheet at September 30, 2002 and are carried at the lower of cost or fair value, subject to adjustment for other than temporary impairment. These investments are privately held information technology companies, many of which are in the start-up or development stage. We monitor these investments for impairment and as a result recorded a write down of $1.1 million during the nine months ended September 30, 2002.

11. Sale of Aircraft

          In August 2002, we sold our interest in an aircraft and received proceeds of approximately $2.1 million.  The sale resulted in a net loss of $0.8 million.

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

13. Related-Party Transactions

          During 1998, we received a note receivable from an officer for the purchase of 1.9 million shares of our common stock at $0.39 per share. The note receivable, plus interest accruing at the rate of 5.7% per annum, was due April 2003.  In September 2002, the officer repaid the note receivable, plus accrued interest, in full.

          In April 1999, we repurchased and canceled 29.6 million shares of common stock from a shareholder at a price of $1.18 per share. We also entered into a severance agreement with the shareholder whereby the shareholder will receive $200,000 per year through April 2002 and provides for use of a company car and related expenses and medical benefits. We recorded approximately

$700,000 of expense related to the agreement in April 1999.

          In August 2000, we received a note receivable from a former officer for the purchase of 339,000 shares of our common stock at $46.50 per share. The former officer remains employed by us. The note receivable, plus accrued interest, is due August 2007, bears interest at 6.33% per annum, and is secured by the common stock. The note receivable is deemed to be a non-recourse obligation of the former officer for financial reporting purposes.

14. Subsequent Events

          On November 1, 2002, we, through our wholly owned subsidiary, acquired all of the outstanding common stock of Sitraka, Inc. in exchange for cash payments of $53.4 million and up to $1.3 million in additional contingent consideration. Of the cash amount paid at closing, $1.7 million of the total purchase price is subject to adjustment in certain circumstances and $5.2 million was deposited to an escrow account to secure certain indemnification obligations of the selling shareholders.  The acquisition will be accounted for as a purchase and the purchase price is expected to be allocated primarily to goodwill and other intangible assets.

          After we announced on July 23, 2003 that we would restate certain financial results as a result of our discovery of a computational error relating to foreign currency conversions, numerous separate complaints purporting to be class actions were filed in the United States District Court for the Central District of California alleging that we and some of our officers and directors violated provisions of the Securities Exchange Act of 1934. The complaints contain varying allegations, including that we made materially false and misleading statements with respect to our financial results for 2002 and the quarter ended March 31, 2003 included in our filings with the SEC and press releases. As of the time of filing of this report, these complaints have not yet been consolidated and neither a lead plaintiff nor lead counsel has been appointed. In addition, one complaint purporting to be a derivative action has been filed in California state court against some of our directors and officers. This complaint is based on the same facts and circumstances described in the class action complaints and generally alleges that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. All of the complaints generally seek an unspecified amount of damages. The cases are in the very preliminary stages and we will vigorously defend these claims; however, it is not possible for us to quantify the extent of our potential liability, if any. Accordingly, no amounts have been accrued in the accompanying financial statements. An unfavorable outcome in any of these cases could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, defending any litigation may be costly and divert management's attention from the day-to-day operations of our business.

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

          Numerous important factors, risks and uncertainties affect our operations and could cause actual results to differ materially from those expressed or implied by these or any other forward-looking statements made by us or others. Readers are urged to carefully review and consider the various disclosures made in this report, including those described under “Risk Factors,” and in other filings with the SEC, that describe certain risks and factors that may affect our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management’s opinions only as of the date thereof. We do not assume any obligation to revise or update forward-looking statements. Finally, our historical results should not be viewed as indicative of future performance.

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

          Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. In conjunction with the implementation of SFAS No. 142, we performed our initial annual impairment review and as a result determined that the carrying value of goodwill was less than the estimated fair value. In calculating the fair value of the reporting units, the Market Approach (Guideline Company Method) was the methodology deemed the most reliable and used for impairment analysis. We will perform subsequent annual impairment reviews during the fourth quarter of each year, or earlier if indicators of potential impairment exist, commencing in the fourth quarter of 2002. Future impairment reviews may result in charges against earnings to write down the value of goodwill.

          Purchased intangible assets are recorded at the appraised value and amortized using the straight-line method over estimated useful lives of two to seven years. The net carrying amount of purchased intangible assets was considered recoverable at September 30, 2002. We will continue to evaluate the value of our purchased intangible assets on a periodic basis. In the event that in the future it is determined that the purchased intangible assets value has been impaired, an adjustment will be made resulting in a charge for the write-down in the period in which the determination is made.

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

Restatement

          We have restated our condensed consolidated financial statements for the three and nine months ended September 30, 2002 to correct computational errors made in translating property and equipment and deferred revenue balances of foreign subsidiaries into U.S. Dollars. See “Note 2 – Restatement” in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding cause and effect of computational errors and for a presentation of the impact of the restatement on our condensed consolidated statements of operations for the three and nine months ended September 30, 2002 and our condensed consolidated balance sheets as of September 30, 2002.

           The following discussion has been revised to reflect the effects of the restatement.

Results of Operations

          The following table sets forth certain condensed consolidated statements of operations data as a percentage of total revenues, except as indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2002	2001		2002

Revenues:
Licenses	66.4%	63.4%	72.2%		63.2%
Services	33.6	36.6	27.8		36.8

Total revenues	100.0	100.0	100.0		100.0
Cost of revenues:
Licenses	1.7	1.2	1.6		1.3
Services	8.7	6.8	7.5		7.2
Amortization of purchased intangible assets	3.3	2.0	3.1		2.2

Total cost of revenues	13.7	10.0	12.2		10.7

Gross profit	86.3	90.0	87.8		89.3
Operating expenses:
Sales and marketing	52.2	49.2	49.0		50.1
Research and development	26.9	23.1	23.8		24.1
General and administrative	10.3	9.9	9.7		10.1
Other compensation costs and intangibles amortization	29.0	1.5	25.6		1.4

Total operating expenses	118.4	83.7	108.1		85.7

Income (loss) from operations	(32.1)	6.3	(20.3)		3.6
Other income, net	4.7	1.9	3.3		3.7
Loss on sale of aircraft	—	(1.3)	—		(0.4)
Write-down of investments	—	—	(0.8)		(0.6)

Income (loss) before income tax provision	(27.4)	6.9	(17.8)		6.3
Income tax provision (benefit)	(8.3)	3.3	2.8		2.8

Net income (loss)	(19.1)%	3.6%	(20.6	) %	3.5%

As a percentage of related revenues:
Cost of licenses	2.5%	1.9%	2.2%		2.0%
Cost of services	25.8%	18.6%	27.0%		19.4%

               Three Months Ended September 30, 2001 and 2002

Revenues

          Total revenues for the three months ended September 30, 2002 were $62.9 million, an increase of 11.0% from the comparable period of 2001, with both license and services revenues increasing year over year.

          License Revenues— License revenues for the three months ended September 30, 2002 were $39.9 million, an increase of 6.0% from the comparable period of 2001. License revenues outside of North America accounted for 28.1% of total license revenues for the three months ended September 30, 2002, compared to 25.3% for the same period in 2001. The increase in total license revenues from the prior year is primarily due to increased sales in Europe, with this increase being partially attributable to foreign currency appreciation against the U.S. Dollar.  License revenues attributable to our European operations represent $10.3 million in 2002 versus $8.4 million in 2001, an increase of 22.6%.  In both the three and nine month periods ended September 30, 2002, we have experienced a shift in the overall mix of license transactions from larger to smaller individual transactions. At the end of each quarter there is typically a balance of product sales that have not met all of our revenue recognition criteria or are otherwise incomplete. This balance decreased from June 30, 2002 to September 30, 2002.

          Service Revenues— Service revenues for the three months ended September 30, 2002 was $23.1 million, an increase of 20.9% from the comparable period of 2001. Service revenues represented 36.6% of total revenues for the three months ended September 30, 2002, compared to 33.6% for the same period of 2001. Service revenues outside of North America accounted for 18.5% of total services for the three months ended September 30, 2002, compared to 14.6% for the same period in 2001.  The growth in service revenues in 2002 reflects higher support renewal fees as our installed base of customers grew and we improved our support renewal billing processes.

Cost of Revenues

          Cost of Licenses—Cost of licenses primarily consists of third-party software royalties, product packaging, documentation, duplication and amortization of purchased software rights. Cost of licenses was $0.8 million for the three months ended September 30, 2002, versus $0.9 million in the comparable period of 2001, representing a decrease of 18.4%. Cost of licenses as a percentage of license revenues was 1.9% for the three months ended September 30, 2002, compared to 2.5% for the same period in 2001. The decrease in cost of licenses was primarily due to a decrease in third-party royalty obligations associated with our acquisition of RevealNet in the third quarter of 2001, whose products we distributed, offset slightly by new royalty agreements.

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

          Cost of services as a percentage of services revenues was 18.6% for the three months ended September 30, 2002, compared to 25.8% for the same period in 2001. This margin improvement is primarily due to our continued increase in customer maintenance and support revenues while holding headcount relatively flat and from the shift in service revenues mix toward a greater contribution from higher margin support services.

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

Operating Expenses

          Sales and Marketing—Sales and marketing expenses consist primarily of compensation and benefit costs, sales commissions, facilities and systems costs, recruiting costs, trade shows, travel and entertainment and marketing communications costs such as advertising and promotion. Sales and marketing expenses were $30.9 million for the three months ended September 30, 2002, versus $29.6 million for the comparable period of 2001, representing an increase of 4.5%. Sales and marketing expenses as a percentage of total revenues were 49.2% for the three months ended September 30, 2002, compared to 52.2% in the same period of 2001. The increase from the three months ended September 30, 2001 to the comparable period in 2002 is primarily due to increased infrastructure expenses and an idle facility charge of $0.4 million, offset slightly by reductions in labor costs.

          Research and Development—Research and development expenses consist primarily of compensation and benefit costs for software developers, software product managers, quality assurance and technical documentation personnel, facilities and systems costs and of payments made to outside software development contractors. Research and development expenses were $14.5 million for the three months ended September 30, 2002, versus $15.3 million in the same period of 2001, representing a decrease of 4.9%. These expenses as a percentage of total revenues were 23.1% for the three months ended September 30, 2002, compared to 26.9% in the same period of 2001. The decrease in absolute dollars is due primarily to lower personnel costs from reduced headcount and fewer outside consultants. We incurred an idle facility charge of approximately $0.4 million in the third quarter of 2002.

          General and Administrative—General and administrative expenses consist primarily of compensation and benefit costs for our executive, finance, legal, administrative and information services personnel and related facilities and systems costs. General and administrative expenses were $6.2 million for the three months ended September 30, 2002, versus $5.8 million in the same period of 2001, representing an increase of 7.4%. While headcount reductions in prior quarters have provided payroll costs savings, these savings have been offset by various items, including higher legal expenses and increased premiums for health and directors’ and officers’ liability insurance coverage.

          Other Compensation Costs and Intangible Amortization—Other compensation costs and intangible amortization includes compensation expense associated with the issuance (primarily in 1999) of stock options with exercise prices below fair market value and the amortization of other intangible assets. These costs also included amortization of goodwill in 2001. These costs totaled $0.9 million for the three months ended September 30, 2002, compared to $16.4 million in the same period of 2001, representing a decrease of 94.3%. As a result of implementing SFAS No. 142, goodwill is no longer amortized. In the third quarter of 2001, we recorded amortization charges (net of tax) of $13.9 million related to goodwill and workforce intangible assets.

          Other Income, Net—Other income, net consists primarily of interest income and expense. Other income, net was $0.4 million for the three months ended September 30, 2002, compared to $2.7 million for the same period of 2001, representing a decrease of 83.8%. The decrease is due primarily to unfavorable foreign exchange movement during the quarter coupled with the loss of $0.8 million incurred from the disposal of an aircraft.

          Income Taxes—Provision for income taxes was $2.1 million for the three months ended September 30, 2002, compared with a benefit of $4.7 million for the comparable period of 2001, representing an effective rate for these periods of 48.0% and (30.3%), respectively. The increase in the effective rate results primarily from the elimination of goodwill amortization due to the implementation of SFAS No. 142.

          Nine Months Ended September 30, 2001 and 2002

Revenues

          Total revenues for the nine months ended September 30, 2002 were $184.4 million, a decrease of 1.5% from the comparable period of 2001, with declining license revenues in the first two quarters of 2002 being offset by increasing customer support revenues.

          License Revenues— License revenues for the nine months ended September 30, 2002 were $116.5 million, a decrease of 13.8% from the comparable period of 2001. License revenues outside of North America accounted for 28.8% of total licenses for the nine months ended September 30, 2002, compared to 21.1% for the same period in 2001. We believe the decrease in total license revenues from the prior year is primarily the result of reduced IT spending levels and associated difficulties of closing larger sales transactions relative to the first half of 2001. In addition, declines in 2002 license revenues from High Availability products for Oracle and our Vista information availability product lines have contributed to the decline.

          Service Revenues— Service revenues for the nine months ended September 30, 2002 were $67.9 million, an increase of 30.4% from the comparable period of 2001. Service revenues represented 36.8% of total revenues for the nine months ended September 30, 2002, compared to 27.8% for the same period of 2001. Service revenues outside of North America accounted for 17.4% of total services revenues for the nine months ended September 30, 2002, compared to 14.1% for the same period in 2001. The growth in service revenues in 2002 reflects higher support renewal fees as the installed base of customers grew and improved support renewal billing processes.

Cost of Revenues

          Cost of Licenses—Cost of licenses was $2.3 million for the nine months ended September 30, 2002 versus $3.0 million in the comparable period of 2001, representing a decrease of 21.9%. Cost of licenses as a percentage of license revenues was 2.0% for the nine months ended September 30, 2002, compared to 2.2% for the same period in 2001. The decrease in cost of licenses was primarily due to a decrease in third-party royalty obligations associated with our acquisition of RevealNet in the third quarter of 2001, whose products we distributed, offset slightly by new royalty agreements.

          Cost of Services—Cost of services for the nine months ended September 30, 2002 was $13.2 million, versus $14.0 million for the comparable period of 2001, representing a decrease of 6.0%. The decrease in absolute dollars is primarily due to a $0.4 million reduction in the amount of fees paid to outside consultants who provided specialized professional services.  Also contributing to the decrease was lower employee related travel costs. Cost of services as a percentage of services revenues was 19.4% for the nine months ended September 30, 2002, compared to 27.0% for the same period in 2001. The margin improvement is primarily due to a decrease in services headcount compared to the increase in support service revenues and from the shift in service revenues mix towards a greater contribution from higher margin support services.

          Amortization of Purchased Intangible Assets—Amortization of purchased intangible assets was $4.0 million during the nine months ended September 30, 2002, versus $5.8 million in the same period of 2001, representing a decrease of 31.8%. The decrease is primarily due to the completion of amortization of purchased intangible assets related to acquisitions made in 2000.

Operating Expenses

          Sales and Marketing—Sales and marketing expenses were $92.3 million for the nine months ended September 30, 2002, versus $91.7 million for the comparable period of 2001, representing an increase of 0.7%. Sales and marketing expenses as a percentage of total revenues were 50.1% for the nine months ended September 30, 2002, compared to 49.0% in the same period of 2001. The increase from the nine months ended September 30, 2001 to the comparable period in 2002 is primarily due to increased infrastructure expenses, which were partially offset by lower sales personnel costs.

          Research and Development—Research and development expenses were $44.5 million for the nine months ended September 30, 2002, versus $44.6 million in the same period of 2001, representing a nominal decrease in the current quarter. Research and development expenses as a percentage of total revenues were 24.1% for the nine months ended September 30, 2002, compared to 23.8% in the same period of 2001.

          General and Administrative—General and administrative expenses were $18.6 million for the nine months ended September 30, 2002, versus $18.2 million in the same period of 2001, representing an increase of 1.7%. As in the September 2002 quarter, cost savings from reduced headcount was offset by higher legal fees, increased telephone charges, and rising costs for health and directors’ and officers’ liability insurance coverage. The increase was partially offset by lower employee related costs as a result of reduced headcount.

          Other Compensation Costs and Intangible Amortization—Other compensation costs and intangible amortization totaled $2.7 million for the nine months ended September 30, 2002, compared to $47.9 million in the same period of 2001, representing a decrease of 94.4%. These expenses as a percentage of total revenues were 1.4% for the nine months ended September 30, 2002, compared to 25.6% in the same period of 2001.  In the nine months ended September 30, 2001, we recorded amortization charges (net of tax) of $41.1 million related to goodwill and workforce intangible assets.

          Other Income, Net—Other income, net was $4.8 million for the nine months ended September 30, 2002, an increase of 3.6% from $4.7 million for the same period of 2001. The increase is due primarily to unfavorable foreign exchange movement during 2002 along with the loss of $0.8 million incurred from the disposal of an aircraft.  Also included in other income, net for the nine month period ended September 30, 2002 is a write down of $1.1 million recorded in the second quarter of 2002 related to our minority equity investments in non-publicly traded companies.

          Income Taxes—Provision for income taxes was $5.1 million for the nine months ended September 30, 2002, compared with $5.2 million for the comparable period of 2001, representing an effective rate for these periods of 43.9% and 15.7%, respectively. The increase in the effective rate results primarily from the elimination of goodwill amortization due to the implementation of SFAS No. 142.

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

          Net cash provided by operating activities was $35.1 million for the nine months ended September 30, 2002, compared with $51.7 million for the comparable period in 2001. The decline in cash provided by operating activities in the nine months of 2002 was primarily attributable to a slowdown in the rate of growth in deferred revenue and reduced accrued compensation.

          Investing activities used $19.5 million for the nine months ended September 30, 2002, compared with $26.5 million for the comparable period in 2001.  Capital expenditures for purchases of property and equipment were $3.3 million and $20.6 million in the first nine months of 2002 and 2001, respectively. Net purchases of marketable securities were $14.0 million and $6.0 million in the first nine months of 2002 and 2001, respectively. In August 2002, we received net cash proceeds of 1.9 million from the sale of our interest in aircraft.

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

          Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Our reporting units are generally consistent with the operating segments underlying the segments identified in Note 8 – Operating Segment Data. In conjunction with the implementation of SFAS No. 142, we performed our initial annual impairment review and as a result determined that the carrying value of goodwill was less than the estimated fair value. In calculating the fair value of the reporting units, the Market Approach (Guideline Company Method) was the methodology deemed the most reliable and used for impairment analysis. Quest will perform subsequent annual impairment reviews during the fourth quarter of each year, or earlier if indicators of potential impairment exist, commencing in the fourth quarter of 2002. Future impairment reviews may result in charges against earnings to write down the value of goodwill.

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

          In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).” SFAS No. 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. We will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

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

PART II— OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K

   (a)  EXHIBITS

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (b)  REPORTS ON FORM 8-K

          We did not file any current report on Form 8-K during the quarter ended September 30, 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST SOFTWARE, INC.

August 14, 2003	/s/ M. BRINKLEY MORSE

M. Brinkley Morse
Vice President, Finance and Operations and Chief Financial Officer