Form 10-K/A
period 2002-12-31
QUEST SOFTWARE INC
filed 2003-08-14
CIK 1088033

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement delivered to shareholders in connection with the Registrant’s 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

EXPLANATORY NOTE

Subsequent to the issuance of our consolidated financial statements as of and for the year ended December 31, 2002, we restated our financial statements to correct computational errors in translating property and equipment and deferred revenue balances of foreign subsidiaries into U.S. Dollars. Under Statement of Financial Accounting Standard (“SFAS”) No. 52, “Accounting for Foreign Currency Translation,” certain balance sheet and income statement accounts require translation of account balances of foreign subsidiaries from foreign currencies into the U.S. Dollar using historical rates because the functional currency of the foreign subsidiary is the U.S. Dollar. Historical rates are defined as the rates in effect in the month that the transaction was originally recorded. Because of an error in the method used to translate foreign-currency denominated property and equipment and deferred revenue accounts into U.S. Dollars at historical rates, the related balance sheet and statements of operations accounts required correction.

In June 2003, our internal accounting staff discovered the computational error, which was in the design of the system used to translate these non-dollar denominated accounts into U.S. Dollars. The error’s effect on our consolidated financial statements had been magnified by increased volatility of the exchange rates of the U.S. Dollar compared to certain other currencies, particularly to the Euro and English pound. Upon discovering the error, we immediately notified our independent auditors and began a detailed review of the affected accounts to quantify the error’s effect on prior financial statements. After quantifying this effect and reviewing it with the audit committee of our Board of Directors, we made a determination to restate our financial statements for the four quarters and year ended December 31, 2002 and the quarter ended March 31, 2003.

This report is being filed to amend and restate the following items contained in our Annual Report on Form 10-K for the year ended December 31, 2002 originally filed with the Securities and Exchange Commission on March 31, 2003:

•	Item 6 (Selected Financial Data)

•	Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations)

•	Item 8 (Financial Statements and Supplementary Data)

•	Item 15 (Exhibits, Financial Statement Schedules, and Reports on Form 8-K).

To preserve the nature and character of the disclosures set forth in such Items as originally filed, this report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date except as noted in footnotes 2 and 16 to the consolidated financial statements included in Item 15. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission subsequent to the date of the original filing of the Annual Report on Form 10-K.

Item 6. Selected Financial Data

Restatement

Subsequent to the issuance of our consolidated financial statements as of and for the year ended December 31, 2002, we restated our financial statements to correct computational errors in translating property and equipment and deferred revenue balances of foreign subsidiaries into U.S. Dollars. Under Statement of Financial Accounting Standard (“SFAS”) No. 52, “Accounting for Foreign Currency Translation,” certain balance sheet and income statement accounts require translation of account balances of foreign subsidiaries from foreign currencies into the U.S. Dollar using historical rates because the functional currency of the foreign subsidiary is the U.S. Dollar. Historical rates are defined as the rates in effect in the month that the transaction was originally recorded. Because of an error in the method used to translate foreign-currency denominated property and equipment and deferred revenue accounts into U.S. Dollars at historical rates, the related balance sheet and statements of operations accounts required correction.

See Note 2 to “Notes to Consolidated Financial Statements” for a presentation of the impact of the restatement on our consolidated statement of operations for the year ended December 31, 2002 and our consolidated balance sheet as of December 31, 2002.

	Year Ended December 31,
	1998	1999	2000	2001	2002
					(As Restated)
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Licenses	$24,901	$54,269	$126,767	$174,134	$160,636
Services	9,889	16,599	38,820	72,389	94,946

Total revenues	34,790	70,868	165,587	246,523	255,582
Cost of revenues:
Licenses	3,433	2,998	3,571	4,510	2,894
Services	2,507	4,195	10,695	18,542	17,802
Amortization of purchased intangible assets	—	—	5,038	8,003	5,744

Total cost of revenues	5,940	7,193	19,304	31,055	26,440

Gross profit	28,850	63,675	146,283	215,468	229,142
Operating expenses:
Sales and marketing	11,836	32,078	77,641	121,901	127,768
Research and development	8,047	15,980	39,747	59,548	59,431
General and administrative	5,278	9,906	17,679	23,993	25,160
In-process research and development	—	—	—	—	2,900
Intangible asset and goodwill amortization (1)	—	86	35,958	56,724	2,037
Other compensation costs	—	1,157	5,134	7,003	1,989

Total operating expenses	25,161	59,207	176,159	269,169	219,285

Income (loss) from operations	3,689	4,468	(29,876)	(53,701)	9,857
Other income, net	336	1,202	11,603	3,803	8,651

Income (loss) before income tax provision	4,025	5,670	(18,273)	(49,898)	18,508
Income tax provision	1,679	2,273	6,805	5,861	8,124

Net income (loss)	$2,346	3,397	$(25,078)	$(55,759)	$10,384
Preferred stock dividends (2)	—	590	—	—	—

Net income (loss) applicable to common shareholders	$2,346	$2,807	$(25,078)	$(55,759)	$10,384

Basic net income (loss) per share	$0.03	$0.04	$(0.30)	$(0.64)	$0.12

Diluted net income (loss) per share	$0.03	$0.03	$(0.30)	$(0.64)	$0.11
Weighted average shares outstanding:
Basic	88,522	75,354	84,993	87,632	90,065
Diluted	88,918	83,600	84,993	87,632	92,820

(1)	Intangible asset and goodwill amortization includes goodwill amortization of $35.5 million in 2000 and $55.3 million in 2001 of goodwill arising from acquisitions completed in 2000 and 2001. In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. We adopted SFAS No. 142 at the beginning of the first quarter of 2002. As required by SFAS No. 142, we discontinued amortizing the remaining balances of goodwill as of the beginning of fiscal 2002. See Notes 1, 5 and 6 of “Notes to Consolidated Financial Statements.”
(2)	Represents cash dividends paid in 1999 to holders of shares of Series B Redeemable Preferred Stock, all of which were redeemed in connection with our initial public offering in August 1999.

	December 31,
	1998	1999	2000	2001	2002
					(As Restated)
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$8,981	$55,127	$151,826	$207,156	$207,546
Total assets	19,645	99,149	534,172	540,125	591,281
Long-term obligations	—	403	6,422	5,140	5,941
Shareholders Equity	5,074	62,669	458,354	441,368	477,982

The following table sets forth unaudited quarterly statements of operations data for the year ended December 31, 2002. Amounts shown are in thousands, except per share data (see Note 2—Restatement in the accompanying Notes to Consolidated Financial Statements).

	Three Months Ended								Year Ended
	March 31, 2002		June 30, 2002		September 30, 2002		December 31, 2002		December 31, 2002
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Revenues:
Licenses	$37,490	$37,643	$39,689	$38,999	$39,880	$39,851	$44,386	$44,143	$161,445	$160,636
Services	21,903	21,948	23,848	22,891	23,203	23,051	27,978	27,056	96,932	94,946

Total revenues	59,393	59,591	63,537	61,890	63,083	62,902	72,364	71,199	258,377	255,582
Cost of revenues:
Licenses	724	724	815	815	774	774	581	581	2,894	2,894
Services	4,311	4,311	4,594	4,594	4,290	4,290	4,607	4,607	17,802	17,802
Amortization of purchased intangible assets	1,402	1,402	1,289	1,289	1,288	1,288	1,765	1,765	5,744	5,744

Total cost of revenues	6,437	6,437	6,698	6,698	6,352	6,352	6,953	6,953	26,440	26,440

Gross profit	52,956	53,154	56,839	55,192	56,731	56,550	65,411	64,246	231,937	229,142
Operating expenses:
Sales and marketing	29,694	29,694	31,695	31,695	30,934	30,934	35,470	35,445	127,793	127,768
Research and development	14,835	14,835	15,130	15,130	14,508	14,508	14,958	14,958	59,431	59,431
General and administrative	5,851	5,901	6,276	6,423	6,287	6,239	6,468	6,591	24,888	25,160
In-process research and development	—	—	—	—	—	—	2,900	2,900	2,900	2,900
Intangible asset amortization	385	385	480	480	479	479	693	693	2,037	2,037
Other compensation costs	925	925	(57)	(57)	462	462	659	659	1,989	1,989

Total operating expenses	51,690	51,740	53,524	53,671	52,670	52,622	61,154	61,252	219,038	219,285

Income from operations	1,266	1,414	3,315	1,521	4,061	3,928	4,257	2,994	12,899	9,857
Other income, net	1,617	1,805	2,275	3,707	1,450	1,221	1,349	2,398	6,691	9,131
Loss on sale of aircraft	—	—	—	—	(790)	(790)	—	—	(790)	(790)
Gain (loss) on equity investments	—	—	(1,095)	(1,095)	—	—	1,405	1,405	310	310

Income before income taxes	2,883	3,219	4,495	4,133	4,721	4,359	7,011	6,797	19,110	18,508
Income tax provision	1,162	1,330	1,823	1,718	2,215	2,089	3,011	2,987	8,210	8,124

Net income	$1,721	$1,889	$2,672	$2,415	$2,506	$2,270	$4,000	$3,810	$10,900	$10,384

Net income per share:
Basic	$0.02	$0.02	$0.03	$0.03	$0.03	$0.03	$0.04	$0.04	$0.12	$0.12
Diluted	$0.02	$0.02	$0.03	$0.03	$0.03	$0.02	$0.04	$0.04	$0.12	$0.11

Weighted average shares:
Basic	89,748	89,748	90,323	90,323	90,256	90,256	90,597	90,597	90,065	90,065
Diluted	93,808	93,808	92,577	92,577	92,195	92,195	92,724	92,724	92,820	92,820

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

The IPR&D for the improvements to the existing product represented 55% of the total value of IPR&D acquired, while the product in pre-production represented the balance of 45%. At the date of acquisition we anticipated that both projects would be completed in the first quarter of 2003. The projects were completed as anticipated and made generally available for sale in March 2003. See Note 6 of “Notes to Consolidated Financial Statements.”

Restatement

We have restated our consolidated financial statements for the year ended December 31, 2002 to correct computational errors made in translating property and equipment and deferred revenue balances of foreign subsidiaries into U.S. Dollars. See “Note 2 — Restatement” in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding cause and effect of computational errors and for a presentation of the impact of the restatement on our consolidated statements of operations for the year ended December 31, 2002 and our consolidated balance sheets as of December 31, 2002.

The following discussion has been revised to reflect the effects of the restatement.

Results of Operations

Except as otherwise indicated, the following percentages are percentage of total revenues:

	Year Ended December 31,
	2000	2001	2002
Revenues:
Licenses	76.6%	70.6%	62.9%
Services	23.4	29.4	37.1

Total revenues	100.0	100.0	100.0

Cost of revenues:
Licenses	2.2	1.8	1.1
Services	6.5	7.5	7.0
Amortization of purchased intangible assets	3.0	3.2	2.2

Total cost of revenues	11.7	12.5	10.3

Gross profit	88.3	87.5	89.7
Operating expenses:
Sales and marketing	46.9	49.4	50.0
Research and development	24.0	24.2	23.3
General and administrative	10.7	9.7	9.8
In-process research and development	—	—	1.1
Intangible asset and goodwill amortization	21.7	23.0	0.8
Other compensation costs	3.1	2.9	0.8

Total operating expenses	106.4	109.2	85.8

Income (loss) from operations	(18.1)	(21.7)	3.9
Other income, net	7.0	1.5	3.4

Income (loss) before income tax provision	(11.1)	(20.2)	7.3
Income tax provision	4.1	2.4	3.2

Net income (loss)	(15.2)%	(22.6)%	4.1%

Comparison of Fiscal Years Ended December 31, 2002 and 2001

Revenues

Total revenues increased 3.7% to $255.6 million in 2002 from $246.5 million in 2001.

License Revenues—License revenues decreased 7.8% to $160.6 million in 2002 from $174.1 million in 2001. We believe customer efforts to reduce IT spending in response to general economic conditions contributed to the decrease in license revenues in 2002. In addition, we experienced increased competition related to our high availability and production support products for Oracle and our Vista output management products, which also contributed to the decline in license revenues. The decline in license revenues for these products was offset by growth in other product areas, primarily our Microsoft administration products and our monitoring products. License revenues represented 62.9% of total revenues in 2002, compared to 70.6% in 2001. License revenues in North America decreased to $113.1 million in 2002 from $136.1 million in 2001, a decline of 16.9%. The decrease in North American license revenues was offset slightly by the acquisition of Sitraka in the fourth quarter of 2002. License revenues outside of North America increased 26.8% to $47.5 million in 2002 from $38.1 million in 2001, and accounted for 29.6% of total license revenues, compared to 21.9% in 2001. The increase in license revenues outside of North America is primarily due to strengthening operations in Europe as a result of continued investment in our foreign operations. License revenues attributable to our European operations represented $42.7 million in 2002, compared to $33.1 million in 2001, representing growth of 29.0%.

Service Revenues—Service revenues increased 31.2% to $94.9 million in 2002 from $72.4 in 2001. This increase was derived primarily from higher renewal maintenance fees. Higher renewal maintenance fees derived from growth in the base of installed products and, we believe, from improved support renewal billing processes and improved maintenance renewal rates. To a much lesser extent, support revenues from the acquired base of Sitraka customers also contributed to year-over-year increase in service revenues. Professional services as a percentage of total service revenues represented 9.9% in 2002 and 15.4% in 2001.

Cost of Revenues

Cost of Licenses—Cost of licenses primarily consists of third-party software royalties, product packaging, documentation, duplication and amortization of purchased software rights. Cost of licenses decreased to $2.9 million in 2002 from $4.5 million in 2001, representing a decline of $1.6 million or 35.8%. Cost of licenses as a percentage of license revenues was 1.8% for 2002, compared with 2.6% in 2001. The decrease in cost of licenses for 2002 was primarily due to a decrease in third-party royalty obligations associated with our acquisition of RevealNet in the third quarter of 2001, whose products we distributed, and a decrease in amortization expense related to rights in purchased software rights. We expect that cost of licenses as a percentage of license revenues will remain relatively constant in 2003.

Cost of Services—Cost of services primarily consists of personnel, facilities and systems costs used in providing support, consulting and training services. Cost of services decreased to $17.8 million in 2002 from $18.5 million in 2001, representing a decline of $0.7 million. Cost of services as a percentage of service revenues declined to 18.7% for 2002, compared to 25.6% for 2001. The decrease in cost of services for 2002 is primarily attributable to a reduction in the amount of fees paid to outside consultants who provided specialized professional services.

Amortization of Purchased Intangible Assets—Amortization of purchased intangible assets includes amortization of the fair value of acquired technology associated with the acquisitions made during 2000, 2001 and 2002. Amortization of purchased intangible assets decreased to $5.7 million in 2002 from $8.0 million in 2001, representing a decrease of $2.3 million or 28.8%. The decrease is primarily due to the completion of amortization of purchased intangible assets related to certain acquisitions made in 2000, offset slightly by amortization related to acquisitions made in 2002. Intangible assets purchased as part of acquisitions were $3.2 million and $30.6 million in 2001 and 2002, respectively. The useful lives of the technology acquired range from two to seven years, and we expect the amortization of these purchased intangible assets to be approximately $7.2 million in 2003, $4.2 million in 2004 and thereafter $13.8 million. See “Critical Accounting Policies and Estimates” for additional discussion regarding accounting for intangible assets.

Operating Expenses

Sales and Marketing—Sales and marketing expenses consist primarily of compensation and benefit costs, sales commissions, facilities and systems costs, recruiting costs, trade shows, travel and entertainment and marketing communications costs such as advertising and promotion. Sales and marketing expenses increased 4.8% to $127.8 million in 2002 from $121.9 million in 2001. As a percentage of total revenues, sales and marketing increased from 49.4% in 2001 to 50.0% in 2002. The increase in sales and marketing expenses in 2002 resulted from increased labor expenses, primarily due to additional headcount from our acquisition of Sitraka, higher sales commission expenses and increased depreciation of sales and marketing information technology assets.

Research and Development—Research and development expenses consist primarily of compensation and benefit costs for software developers, software product managers, quality assurance and technical documentation personnel, facilities and systems costs and payments made to outside software development consultants in connection with our on-going efforts to enhance our core technologies and develop additional products. Research and development expenses remained constant at $59.4 million in 2002 compared with $59.5 million in 2001, and declined as a percentage of total revenues to 23.3% in 2002 from 24.2% in 2001. In 2002, we implemented cost-control measures that resulted in decreases in travel expenses and fees paid to outside software development consultants. These savings were offset by increased labor costs primarily attributable to the additional headcount resulting from the Sitraka acquisition.

We believe significant expenditures in research and development are required to remain competitive, and expect that research and development expenses will continue to represent approximately 20-25% of total revenues for the foreseeable future.

General and Administrative—General and administrative expenses consist primarily of compensation and benefit costs for our executive, finance, legal, administrative and information services personnel, professional fees, and facilities and systems costs. General and administrative expenses increased to $25.2 million in 2002 from $24.0 million in 2001, representing an increase of $1.2 million or 4.9%. The increase in 2002 is primarily attributable to increased legal expenses and premiums for directors’ and officers’ liability insurance coverage. General and administrative expenses as a percentage of total revenues remained relatively flat from 2001 to 2002.

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

Other Income, Net—Other income, net consists primarily of interest income and expense and gain (loss) on equity investments. Other income, net increased to $8.7 million in 2002 from $3.8 million in 2001. The increase is partially due to a $0.3 million net gain recognized in 2002 on equity investments, slightly offset by lower yields on investments as a function of the decreasing interest rate environment and a loss recognized on the disposal of an aircraft. The net gain on equity investments in 2002 was attributable to a $1.9 million gain on the sale of an equity investment, largely offset by a non-cash charge of $1.6 million reflecting an adjustment for other than temporary impairment of an equity investment. These investments are in privately held information technology companies, many of which are in the start-up or development stage. These investments are carried at cost, subject to adjustment for other than temporary impairment. The average interest rates of our investments are summarized under “Item 7a: Quantitative and Qualitative Disclosures About Market Risks—Interest Rate Risk.”

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

Income Taxes—Provision for income taxes increased to $8.1 million in 2002 from $5.9 million in 2001, representing an increase of $2.2 million or 38.6%. The effective income tax rate in 2002 was 43.9% compared to (11.7)% in 2001. The change in the effective tax rate from 2001 to 2002 results primarily from the elimination of goodwill amortization associated with the implementation of SFAS No. 142. See Note 10 of “Notes to Consolidated Financial Statements.”

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

Net cash provided by operating activities declined to $53.2 million in 2002, compared with $64.5 million and $25.9 million in 2001 and 2000, respectively. The decrease in net cash provided by operating activities in 2002 resulted primarily from a slowdown in the rate of growth of deferred revenue and reduced accrued compensation.

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

Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Our reporting units are generally consistent with the operating segments underlying the reportable segments identified in Note 15—Geographic and Segment Information. In conjunction with the implementation of SFAS No. 142, we performed our initial impairment review as of January 1, 2002 and October 31, 2002 and as a result determined that the carrying value of goodwill was less than the estimated fair value. In calculating the fair value of the reporting units (licenses and services), the Market Approach (Guideline Company Method) was the methodology deemed the most reliable and used for impairment analysis. We will perform subsequent annual impairment reviews during the fourth quarter of each year, or earlier if indicators of potential impairment exist. Future impairment reviews may result in charges against earnings to write down the value of goodwill.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation— Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods for voluntary transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation (“the fair value method”). SFAS No. 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financials statements. The provisions of SFAS No. 148 are effective in fiscal years ending after December 15, 2002. We are currently evaluating the provisions of SFAS No. 148 but expect that they will not have a material adverse impact on our consolidated results of operations and financial position upon adoption since we have not adopted the fair value method. However, should we be required to adopt the fair value method in the future, such adoption could have a material impact on our consolidated results of operations or financial position. See Note 12 of the “Notes to Consolidated Financial Statements.”

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

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item are included in Part IV, Item 15 of this Form 10-K/A and are presented beginning on page F-1.

The following table sets forth selected unaudited consolidated quarterly financial data for the eight quarters ended December 31, 2002 (in thousands, except per share data):

	Quarters Ended
	March 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
					(As Restated)*	(As Restated)*	(As Restated)*	(As Restated)*
Revenues	$63,437	$67,162	$56,643	$59,282	$59,591	$61,890	$62,902	$71,199
Gross profit	56,110	59,422	48,881	51,056	53,154	55,192	56,550	64,246
Income (loss) before income tax provision	(9,238)	(8,564)	(15,547)	(16,548)	3,219	4,133	4,359	6,797
Net income (loss)	$(14,781)	$(12,948)	$(10,841)	$(17,186)	$1,889	$2,415	$2,270	$3,810

Basic net income (loss) per share	$(0.17)	$(0.15)	$(0.12)	$(0.19)	$0.02	$0.03	$0.03	$0.04
Diluted net income (loss) per share	$(0.17)	$(0.15)	$(0.12)	$(0.19)	$0.02	$0.03	$0.02	$0.04

*See the Explanatory Note at the beginning of this report and Item 6, “Selected Financial Data.”

PART IV

Item 15. Exhibits, Financial Statement Schedules And Reports On Form 8-K

(a) The following documents are filed as part of this Form 10-K/A.

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

3.	Exhibits

Exhibit Number		Exhibit Title

3.1		Second Amended and Restated Articles of Incorporation.(1)

3.2		Second Amended and Restated Bylaws, as amended.(2)

3.3		Certificate of Amendment of Second Amended and Restated Articles of Incorporation.(3)

3.4		Certificate of Amendment of Bylaws.(4)

4.1		Form of Registrant’s Specimen Common Stock Certificate.(1)

10.1	++	Registrant’s 1998 Stock Option/Stock Issuance Plan.(1)

10.2	++	Registrant’s 1999 Stock Incentive Plan.(1)

10.3	++	Registrant’s 1999 Employee Stock Purchase Plan.(1)

10.4		Form of Directors’ and Officers’ Indemnification Agreement.(1)

10.5		Office Space Lease dated as of June 17, 1999 between The Irvine Company and Quest Software, Inc.(1)

10.6		Office Lease between The Northwestern Mutual Life Insurance Company (Landlord) and Quest Software, Inc. (Tenant) dated as of September 30, 1999.(2)

10.7		Office lease, dated June 2000, between Fund VIII and Fund IX Associates and Quest Software, Inc.(5)

10.8	++	Registrant’s 2001 Stock Incentive Plan.(6)

10.9		First Amendment to Lease dated as of January 2, 2003 between The Irvine Company and Quest Software, Inc.(7)

Exhibit Number	Exhibit Title

21.1	Subsidiaries of the Company.(7)

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-80543).
(2)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-30816).
(3)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.
(4)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001
(5)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 30, 2000
(6)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (File No. 333-82784) filed on February 14, 2002
(7)	Previously filed.
++	Indicates a management contract or compensatory arrangement.

(b) Reports on Form 8-K

No reports on Form 8-K were filed by Quest Software, Inc. during the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUEST SOFTWARE, INC.

Dated: August 14, 2003	By:	/S/ VINCENT C. SMITH
Vincent C. Smith Chief Executive Officer

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

As discussed in Note 2 to the financial statements, the accompanying 2002 financial statements have been restated.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

January 29, 2003 (except for Notes 2 and 16, as to which the date is August 14, 2003)

QUEST SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2001	December 31, 2002
		(As restated, see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$30,279	$64,283
Short-term marketable securities	23,039	27,841
Accounts receivable, net of allowance for doubtful accounts of $895 and $841, respectively	35,783	39,898
Prepaid expenses and other current assets	8,230	9,653
Deferred income taxes	12,085	9,491

Total current assets	109,416	151,166
Property and equipment, net	57,496	44,505
Long-term marketable securities	153,838	115,422
Goodwill	191,233	231,717
Amortizing intangible assets, net	11,473	31,116
Deferred income taxes	10,902	15,014
Other assets	5,767	2,341

Total assets	$540,125	$591,281

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,495	$5,308
Accrued compensation	12,764	13,900
Other accrued expenses	21,720	23,678
Income taxes payable	3,243	1,262
Deferred revenue	50,395	63,210

Total current liabilities	93,617	107,358
Long-term liabilities and other	5,140	5,941

Commitments and contingencies (Notes 4, 6, 14 and 16)

Shareholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value, 150,000 shares authorized; 88,887 and 90,715 shares issued and outstanding at December 31, 2001 and 2002, respectively	537,081	562,476
Accumulated deficit	(78,973)	(68,589)
Accumulated other comprehensive income	522	1,309
Notes receivable from sale of common stock	(17,262)	(17,214)

Net shareholders’ equity	441,368	477,982

Total liabilities and shareholders’ equity	$540,125	$591,281

See accompanying notes to consolidated financial statements.

QUEST SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2000	2001	2002
			(As restated, see Note 2)
Revenues:
Licenses	$126,767	$174,134	$160,636
Services	38,820	72,389	94,946

Total revenues	165,587	246,523	255,582
Cost of revenues:
Licenses	3,571	4,510	2,894
Services	10,695	18,542	17,802
Amortization of purchased intangible assets	5,038	8,003	5,744

Total cost of revenues	19,304	31,055	26,440

Gross profit	146,283	215,468	229,142
Operating expenses:
Sales and marketing	77,641	121,901	127,768
Research and development	39,747	59,548	59,431
General and administrative	17,679	23,993	25,160
In-process research and development	—	—	2,900
Intangible asset and goodwill amortization	35,958	56,724	2,037
Other compensation costs	5,134	7,003	1,989

Total operating expenses	176,159	269,169	219,285

Income (loss) from operations	(29,876)	(53,701)	9,857
Other income, net	11,603	8,208	9,131
Loss on sale of aircraft	—	—	(790)
Gain (loss) on equity investments	—	(4,405)	310

Income (loss) before income tax provision	(18,273)	(49,898)	18,508
Income tax provision	6,805	5,861	8,124

Net income (loss)	(25,078)	(55,759)	10,384

Net income (loss) per share:
Basic	$(0.30)	$(0.64)	$0.12
Diluted	$(0.30)	$(0.64)	$0.11

Weighted-average shares:
Basic	84,993	87,632	90,065
Diluted	84,993	87,632	92,820

See accompanying notes to consolidated financial statements.

QUEST SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Notes Receivable From Sale of Common Stock	Total Shareholders’ Equity
	Shares	Amount
BALANCE, January 1, 2000	77,810	$63,946	$1,864	$(26)	$(3,115)	$62,669
Exercise of stock options, including tax benefit of $28,786	2,493	33,151	—	—	—	33,151
Notes receivable and accrued interest from shareholders for purchase of common stock	—	15,773	—	—	(15,773)	—
Repurchase of common stock	(1,718)	(57,964)	—	—	—	(57,964)
Issuance of common stock in the secondary public offering, net	3,808	253,469	—	—	—	253,469
Common stock issued for employee stock purchase plan	288	3,438	—	—	—	3,438
Compensation expense associated with stock option grants	—	3,441	—	—	—	3,441
Common stock issued for acquisitions	3,690	185,070	—	—	—	185,070
Unrealized gain on available-for-sale securities	—	—		158	—	158
Net loss	—	—	(25,078)	—	—	(25,078)

Comprehensive loss	—	—	—	—	—	(24,920)

BALANCE, December 31, 2000	86,371	500,324	(23,214)	132	(18,888)	458,354
Exercise of stock options, including tax benefit of $10,370	1,716	16,296	—	—	—	16,296
Accrued interest from shareholders for purchase of common stock	—	—	—	—	(1,221)	(1,221)
Payments on notes receivable from shareholders for purchase of common stock	—	—	—	—	2,847	2,847
Common stock issued for employee stock purchase plan	203	5,593	—	—	—	5,593
Compensation expense associated with stock option grants	—	4,508	—	—	—	4,508
Common stock issued for acquisitions	597	10,360	—	—	—	10,360
Unrealized gain on available-for-sale securities	—	—	—	390	—	390
Net loss	—	—	(55,759)	—	—	(55,759)

Comprehensive loss	—	—	—	—	—	(55,369)

BALANCE, December 31, 2001	88,887	537,081	(78,973)	522	(17,262)	441,368
Exercise of stock options, including tax benefit of $17,743 (as restated, see Note 2)	1,466	19,500	—	—	—	19,500
Notes receivable and accrued interest from shareholders for purchase of common stock	—	—	—	—	(26)	(26)
Payments on notes receivable from shareholders for purchase of common stock	—	—	—	—	74	74
Common stock issued for employee stock purchase plan	362	4,480	—	—	—	4,480
Compensation expense associated with stock option grants	—	1,415	—	—	—	1,415
Unrealized gain on available-for-sale securities	—	—		787	—	787
Net income (as restated, see Note 2)	—	—	10,384	—	—	10,384

Comprehensive income (as restated, see Note 2)	—	—	—	—	—	11,171

BALANCE, December 31, 2002 (as restated, see Note 2)	90,715	$562,476	$(68,589)	$1,309	$(17,214)	$477,982

See accompanying notes to consolidated financial statements.

QUEST SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2000	2001	2002
			(As restated, see Note 2)
Cash flows from operating activities:
Net income (loss)	$(25,078)	$(55,759)	$10,384
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	47,246	75,659	23,358
Compensation expense associated with stock option grants	3,441	4,508	1,415
Accrued interest receivable from shareholders	(611)	(1,221)	(26)
Deferred income taxes	(19,404)	(5,653)	(12,334)
Provision for bad debts	457	789	903
(Gain) loss on equity investments	—	4,405	(310)
Loss on sale of aircraft	—	—	790
In-process research and development	—	—	2,900
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(17,841)	2,056	698
Prepaid expenses and other current assets	(6,860)	3,186	1,651
Other assets	(660)	(34)	1,478
Accounts payable	942	18	(677)
Accrued compensation	3,828	3,397	151
Other accrued expenses	4,403	(752)	(2,970)
Income taxes payable	25,227	15,104	20,961
Deferred revenue	11,359	18,457	9,394
Other liabilities	(561)	349	(4,536)

Net cash provided by operating activities	25,888	64,509	53,230
Cash flows from investing activities:
Purchases of property and equipment	(40,432)	(22,079)	(3,006)
Proceeds from sale of aircraft	—	—	1,932
Cash paid for acquisitions, net of cash acquired	(82,138)	(330)	(56,841)
Purchases of equity investments	(8,166)	—	—
Proceeds from sale of equity investments	—	—	875
Purchases of marketable securities	(293,852)	(187,233)	(57,640)
Sales and maturities of marketable securities	182,824	137,431	92,795

Net cash used in investing activities	(241,764)	(72,211)	(21,885)
Cash flows from financing activities:
Repayment of notes payable	(1,939)	(1,163)	(1,884)
Collections of note receivable from shareholder	—	2,847	74
Repayment of capital lease obligations	(867)	(312)	(414)
Repurchase of common stock	(57,353)	—	—
Net proceeds from the sale of common stock	253,469	—	—
Proceeds from the exercise of stock options	4,365	5,926	1,758
Proceeds from employee stock purchase plan	3,438	5,593	4,480

Net cash provided by financing activities	201,113	12,891	4,014

QUEST SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
	2000	2001	2002
			(As restated, see Note 2)
Effect of exchange rate changes on cash and cash equivalents	275	(65)	(1,355)

Net increase (decrease) in cash and cash equivalents	$(14,488)	$5,124	$34,004
Cash and cash equivalents, beginning of period	39,643	25,155	30,279

Cash and cash equivalents, end of period	$25,155	$30,279	$64,283

Supplemental disclosures of consolidated cash flow information:
Cash paid for interest	$32	$103	$54

Cash paid (refunded) for income taxes	$(59)	$(3,642)	$693

Supplemental schedule of non-cash investing and financing activities:
Note receivable from shareholders for purchase of common stock	$15,773

Tax benefit related to stock option exercises	$28,786	$10,370	$17,743

Unrealized gain on available-for-sale securities	$158	$390	$787

See Note 6 for details of assets acquired and liabilities assumed in purchase transactions.

See accompanying notes to consolidated financial statements.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation—Quest Software, Inc., was incorporated in California in 1987 and is a leading developer and vendor of application and database management software products. We also provide consulting, training, and support services to our customers. We have wholly-owned research and development subsidiaries in Israel and Canada and sales subsidiaries in Canada, Europe, Australia, and Latin America for marketing, distribution, and support of our products and services. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include our accounts and those of our wholly owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

Foreign Currency Translation—In accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation, the United States dollar is considered to be the functional currency for our foreign subsidiaries, as such subsidiaries act primarily as an extension of our parent company’s operations. Assets and liabilities in these subsidiaries are re-measured at current exchange rates, except for property and equipment, depreciation and investments, which are translated at historical exchange rates. Revenues and expenses are translated at weighted average exchange rates in effect during the year, except for costs related to those balance sheet items, which are translated at historical rates. Foreign currency translation gains and losses are included in the consolidated statements of operations.

Fair Value of Financial Instruments—The carrying amounts of our financial instruments including cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and accrued liabilities approximates their respective fair values because of the relatively short period of time between origination of the instruments and their expected realization, or because they are carried at fair value.

Cash and Cash Equivalents—We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk—Financial instruments that potentially subject us to credit risk include cash and cash equivalents, marketable securities and accounts receivable. Trade receivables potentially subject us to concentrations of credit risk. We believe that credit risks related to our investment portfolio are moderated by limitations we place on our exposure to any one issuer and credit risks on trade accounts receivable are moderated by the diversity of our products, customers and geographic sales areas. We closely monitor extensions of credit and have not experienced significant credit losses in the past. We maintain reserves for estimated credit losses and sales returns, and such losses and returns have historically been within management’s expectations. No single customer accounted for 10% or more of our total revenues or accounts receivable for the years ended December 31, 2000, 2001 or 2002.

Marketable Securities—We have classified all debt securities with original maturities of greater than three months as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity net of applicable income taxes. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. We have classified available-for-sale securities as current or long-term based primarily on the maturity date of the related securities.

Investments in Non-consolidated Companies—We have made venture capital investments in early stage private companies and a private equity fund for business and strategic purposes, and may make additional investments of this nature in the future. These investments are accounted for under the cost method, as we do not have the ability to exercise significant influence over these companies’ operations. We periodically monitor our investments for impairment and will record reductions in carrying values if and when necessary. The evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. As part of this evaluation process, our review includes, but is not limited to, a review of each company’s cash position, recent financing activities, financing needs, earnings and revenue outlook, operational performance, management or ownership changes, and competition. If we determine that the carrying value of our investment in a company is at an amount greater than fair value, we write down the investment and record a loss in the consolidated statements of operations. Estimating the fair value of non-marketable equity investments in early-stage technology companies is inherently subjective and may contribute to volatility in our reported results of operations. Investments in non-consolidated companies are included in other assets on our consolidated balance sheet at December 31, 2001 and 2002.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Long-Lived Assets—We account for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. We periodically review the carrying value of long-lived assets to determine whether or not impairment to such value has occurred. At December 31, 2001 and 2002, there was no impairment of long-lived assets based on our most recent analysis.

Property and Equipment—Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives ranging from three to seven years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the term of the related lease. Repair and maintenance costs associated with property, equipment and leasehold improvements are expensed as incurred. Software licenses are recorded at cost and are amortized over the shorter of the estimated useful lives of the related products or the term of the license, generally three years.

Goodwill and Amortizing Intangible Assets—Goodwill arising from acquisitions (Notes 5 and 6) is recorded as the excess of the purchase price over the fair value of assets acquired and was amortized prior to 2002 over a useful life of five years. Accumulated goodwill amortization was $89.5 million in 2001. Purchased intangible assets are recorded at the appraised value of technology, customer lists, trademarks and non-compete agreements acquired and amortized using the straight-line method over estimated useful lives of one to seven years. Accumulated amortization of purchased intangible assets was $5.9 million, $16.4 million and $23.9 million at December 31, 2000, 2001 and 2002, respectively. The net carrying amount of purchased intangible assets was considered recoverable at December 31, 2002, based on the undiscounted future cash flows expected to be realized from continued sales of the related software products. The carrying amount of goodwill was considered recoverable at December 31, 2002. As a result of adopting SFAS No. 142 in 2002, goodwill is no longer amortized but is evaluated for impairment at least annually. See “New Accounting Pronouncements.”

Other Assets—Other assets include prepaid royalties, lease security deposits, employee receivables and cost basis investments, which are accounted for on the cost basis as we do not have the ability to exercise significant influence. Cost basis investments are adjusted only for other-than-temporary impairments, additional investments or the sale of an investment.

Revenue Recognition—We record revenue in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. The AICPA and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry. Also, the Securities and Exchange Commission (SEC) has issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC.

Software Licenses, Services, and Post-Contract Customer Support—We market our software licenses through our direct sales force and indirectly through resellers. Revenues from sales of software licenses, which generally do not contain multiple elements, are recognized when: (1) we enter into a legally binding arrangement with a customer; (2) we deliver the products; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable. If all the requirements of revenue recognition have not been met, revenue recognition is deferred until such items are known or resolved. Revenue from post-sale customer support is deferred and recognized ratably over the term of the support contract. Revenue from consulting and training services is recognized as the services are performed. We provide a limited warranty on all sales of software licenses, which states that for a period of 30 days from delivery the media on which the software is recorded will be free from material defects in materials and workmanship under normal use, and that the operation of our software will substantially conform to the applicable product documentation. We do not maintain a warranty reserve as costs incurred in association with the warranty are not material.

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

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Software Development Costs—Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Because we believe that our current process for developing software is essentially completed concurrently with the establishment of technical feasibility, no software development costs have been capitalized as of December 31, 2001 and 2002.

Other Compensation Costs—We record compensation expense for options granted to purchase common stock if the related exercise price of the option is below fair market value. The expense equals the difference between the fair market value of our common stock on the grant or assumption date and the exercise price of the stock options. We assumed certain stock options in connection with various acquisitions. The expense is recognized ratably over the vesting period of the stock options, currently four to five years. We recorded unearned stock-based compensation of $6.9 million in September 2000 associated with unvested stock options to purchase approximately 192,055 shares of our common stock that were assumed in connection with our acquisition of FastLane Technologies Inc. The options assumed were valued using the fair market value of our common stock on the date of acquisition, which was $53.625 per share. Through December 31, 2002, we reduced unearned stock-based compensation by $2.8 million due to the termination of certain FastLane Technologies employees for awards that had not vested. We also record compensation costs from additional payroll taxes incurred when employees exercise stock options based on the difference between the exercise price and the market price on the date of exercise.

The following table shows the allocation to Cost of Services Revenues, Sales and Marketing, Research and Development, and General and Administrative expenses of such costs based on the related headcount (in thousands):

	As Reported	Allocation	Total
Year Ended December 31, 2000
Cost of services revenues	$10,695	$376	$11,071
Sales and marketing	77,641	2,127	79,768
Research and development	39,747	2,241	41,988
General and administrative	17,679	390	18,069

Year Ended December 31, 2001
Cost of services revenues	$18,542	$443	$18,985
Sales and marketing	121,901	2,178	124,079
Research and development	59,548	3,786	63,334
General and administrative	23,993	596	24,589

Year Ended December 31, 2002
Cost of services revenues	$17,802	$120	$17,922
Sales and marketing	127,768	650	128,418
Research and development	59,431	1,136	60,567
General and administrative	25,160	83	25,243

Amortization expense for other compensation costs was $5.1 million, $7.0 million and $2.1 million in 2000, 2001 and 2002, respectively. We expect to amortize at least $0.5 million in the first quarter of 2003, $0.3 million per remaining quarters of 2003, and insignificant amounts through 2004, which corresponds to the remaining vesting periods of the related options.

Advertising Expenses—We expense all advertising costs as incurred, and such costs were $1.8 million, $2.8 million, and $3.4 million for the years ended December 31, 2000, 2001 and 2002, respectively.

Income Taxes—We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Deferred taxes on income result from temporary differences between the reporting of income for financial statements and tax reporting purposes. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of our assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Stock-Based Compensation—We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.

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

	December 31,
	2000	2001	2002
Net income (loss):
As reported	$(25,078)	$(55,759)	$10,384
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	2,065	2,930	891
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of related tax effects	(13,568)	(21,335)	(23,970)

Pro forma	$(36,581)	$(74,164)	$(12,695)

Basic net income (loss) per share:
As reported	$(0.30)	$(0.64)	$0.12

Pro forma	$(0.43)	$(0.85)	$(0.14)

Diluted net income (loss) per share:
As reported	$(0.30)	$(0.64)	$0.11
Pro forma	$(0.30)	$(0.85)	$(0.14)

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

Net Income (Loss) Per Share—We compute net income (loss) per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities by including other common stock equivalents, including stock options, in the weighted-average number of common shares outstanding for a period, if dilutive. For the years ended December 31, 2000 and 2001, all potential common stock equivalents have been excluded from the computation of diluted net loss per share because the effect would be antidilutive.

The table below sets forth the reconciliation of the denominator of the earnings (loss) per share calculation (in thousands):

	2000		2001		2002
Shares used in computing basic net income (loss) per share	84,993		87,632		90,065
Dilutive effect of stock options	—	(1)	—	(1)	2,755	(1)

Shares used in computing diluted net income (loss) per share	84,993		87,632		92,820

(1)	Options to purchase 10,641, 15,568 and 7,755 shares of common stock were outstanding during 2000, 2001 and 2002, respectively, but were not included in the computation of diluted net income per share as inclusion would have been anti-dilutive.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Comprehensive Income (Loss)—The difference between net income (loss) and comprehensive net income (loss) was an unrealized gain on available-for-sale securities of $0.2 million, $0.4 million and $0.8 million for the years ended December 31, 2000, 2001 and 2002, respectively.

Use of Estimates—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Risks and Uncertainties—We are subject to risks and uncertainties in the normal course of business, including customer acceptance of its products, rapid technological changes, delays in introducing and market acceptance of new products, competition, e-business developments, international expansion, ability to attract and retain qualified personnel, ability to protect its intellectual property, and other matters inherent in the software industry.

Reclassifications—Certain reclassifications have been made to the prior-years’ balances to conform to the current year’s presentation, which includes the adoption of Emerging Issues Task Force (“EITF”) 01-14, Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred. The result of this adoption was an increase in total service revenues with a corresponding increase in cost of service revenues of $1.2 million in 2001. The impact for the current year is higher service revenues and cost of service revenues of $0.9 million. These amounts were previously offset against cost of service revenues. No reclassifications were made for the year ended December 31, 2000 as amounts were not material.

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

Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Our reporting units are generally consistent with the operating segments underlying the reportable segments identified in Note 15—Geographic and Segment Information. We performed our impairment review as of January 1, 2002 and October 31, 2002 and as a result determined that the carrying value of our reporting units was less than their estimated fair value. In calculating the fair value of the reporting units (licenses and services), the Market Approach (Guideline Company Method) was the methodology deemed the most reliable and used for impairment analysis. We will perform subsequent annual impairment reviews during the fourth quarter of each year, or earlier if indicators of potential impairment exist. Future impairment reviews may result in charges against earnings to write down the value of goodwill.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

A reconciliation of previously reported net income (loss) and earnings (loss) per share to the amounts adjusted for the exclusion of goodwill and workforce-in-place amortization, net of the related income tax effect, had we adopted the non-amortization provisions of SFAS No. 142 as of January 2000 is as follows for the years ended December 31 (in thousands, except per share amounts):

	December 31,
	2000	2001	2002
Reported net income (loss)	$(25,078)	$(55,759)	$10,384
Goodwill and workforce amortization (net of tax)	35,483	55,295	—

Adjusted net income (loss)	$10,405	$(464)	$10,384

Reported basic income (loss) per share	$(0.30)	$(0.64)	$0.12
Goodwill and workforce amortization (net of tax)	0.42	0.63	—

Adjusted basic income (loss) per share	$0.12	$(0.01)	$0.12

Reported diluted income (loss) per share	$(0.30)	$(0.64)	$0.11
Goodwill and workforce amortization (net of tax)	0.41	0.63	—

Adjusted diluted income (loss) per share	$0.11	$(0.01)	$0.11

Weighted average shares:
Basic	84,993	87,632	90,065
Diluted	90,757	87,632	92,820

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

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

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

Subsequent to the issuance of our condensed consolidated financial statements as of and for the three months ended December 31, 2002, we restated our financial statements to correct computational errors in translating property and equipment and deferred revenue balances of foreign subsidiaries into U.S. Dollars. Under Statement of Financial Accounting Standard (“SFAS”) No. 52, “Accounting for Foreign Currency Translation,” certain balance sheet and income statement accounts require translation of account balances of foreign subsidiaries from foreign currencies into the U.S. Dollar using historical rates because the functional currency of the foreign subsidiary is the U.S. Dollar. Historical rates are defined as the rates in effect in the month that the transaction was originally recorded. Because of an error in the method used to translate foreign-currency denominated property and equipment and deferred revenue accounts into U.S. Dollars at historical rates, the related balance sheet and statements of operations accounts required correction.

The consolidated financial data set forth below presents our consolidated statements of operations for the year ended December 31, 2002 and our consolidated balance sheets as of December 31, 2002, on a comparative basis showing the amounts as previously reported and as restated.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31, 2002
	(As Reported)	(As Restated)	Change
Revenues:
Licenses	$161,445	$160,636	$(809)
Services	96,932	94,946	(1,986)

Total revenues	258,377	255,582	(2,795)
Cost of revenues:
Licenses	2,894	2,894	—
Services	17,802	17,802	—
Amortization of purchased intangible assets	5,744	5,744	—

Total cost of revenues	26,440	26,440	—

Gross profit	231,937	229,142	(2,795)
Operating expenses:
Sales and marketing	127,793	127,768	(25)
Research and development	59,431	59,431	—
General and administrative	24,888	25,160	272
In-process research and development	2,900	2,900	—
Other compensation costs and intangible amortization	4,026	4,026	—

Total operating expenses	219,038	219,285	247

Income from operations	12,899	9,857	(3,042)
Other income, net	6,691	9,131	2,440
Loss on sale of aircraft	(790)	(790)	—
Gain (loss) on equity investments	310	310	—

Income before income taxes	19,110	18,508	(602)
Income tax provision	8,210	8,124	(86)

Net income	$10,900	$10,384	$(516)

	Three Months Ended												Year Ended
	March 31, 2002			June 30, 2002			September 30, 2002			December 31, 2002			December 31, 2002
	(As Reported)	(As Restated)	Change	(As Reported)	(As Restated)	Change	(As Reported)	(As Restated)	Change	(As Reported)	(As Restated)	Change	(As Reported)	(As Restated)	Change
Net income	1,721	1,889	168	2,672	2,415	(257)	2,506	2,270	(236)	4,001	3,810	(191)	10,900	10,384	(516)
Other comprehensive loss:
Unrealized loss on available for sale securities	(846)	(846)	—	1,651	1,651	—	365	365	—	(383)	(383)	—	787	787	—

Comprehensive income	875	1,043	168	4,323	4,066	(257)	2,871	2,635	(236)	3,618	3,427	(191)	11,687	11,171	(516)

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Net income per share:
Basic	$0.12	$0.12	$—
Diluted	$0.12	$0.11	$(0.01)

Weighted average shares:
Basic	90,065	90,065	—
Diluted	92,820	92,820	—

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2002
	(As Reported)	(As Restated)	Change
ASSETS
Current assets:
Cash and cash equivalents	$64,283	$64,283	$—
Short-term marketable securities available for sale	27,841	27,841	—
Accounts receivable, net	40,330	39,898	(432)
Prepaid expenses and other current assets	9,653	9,653	—
Deferred income taxes	9,563	9,491	(72)

Total current assets	151,670	151,166	(504)
Property and equipment, net	44,616	44,505	(111)
Long-term marketable securities	115,422	115,422	—
Goodwill	231,717	231,717	—
Amortizing intangible assets, net	31,116	31,116	—
Deferred income taxes	14,960	15,014	54
Other assets	2,341	2,341	—

Total assets	$591,842	$591,281	$(561)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,308	$5,308	$—
Accrued compensation	13,900	13,900	—
Other accrued expenses	23,703	23,678	(25)
Income taxes payable	1,323	1,262	(61)
Deferred revenue	63,128	63,210	82

Total current liabilities	107,362	107,358	(4)
Long-term liabilities and other	5,941	5,941	—
Shareholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; no shares issued or outstanding	—	—	—
Common stock, no par value	562,517	562,476	(41	)(1)
Accumulated deficit	(68,073)	(68,589)	(516)
Accumulated other comprehensive income (loss)	1,309	1,309	—
Notes receivable from sale of common stock	(17,214)	(17,214)	—

Total shareholders’ equity	478,539	477,982	(557)

Total liabilities and shareholders’ equity	$591,842	$591,281	$(561)

(1)	In each period affected by the restatement, we previously recorded an income tax benefit associated with stock options as an adjustment to Common Stock, the amount of which adjustment was a function of the income before income taxes recorded in the applicable period. The change in Common Stock reflects a change in the amount of the income tax benefit associated with stock options resulting from the effect of the restatement on income before income taxes.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

3.	Marketable Securities

The following table summarizes our portfolio of marketable securities (in thousands):

December 31, 2001	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agencies	$44,920	$193	$(86)	$45,027
Corporate bonds	28,125	227	—	28,352
Asset-backed securities	3,514	10	—	3,524
Mortgage-backed securities	99,397	328	(150)	99,575
Other	399	—	—	399

Total	$176,355	$758	$(236)	$176,877

Reported As:
Short-term marketable securities				$23,039
Long-term marketable securities				153,838

Total				$176,877

December 31, 2002	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due in one year or less:
U.S. government agencies	$11,994	$94	$—	$12,088
Corporate bonds	8,972	71	—	9,043
Mortgage-backed securities	5,839	17	(27)	5,829
Corporate stock	828	—	—	828
Other	53	—	—	53
Due in one to five years:
U.S. government agencies	34,956	437	—	35,393
Mortgage-backed securities	79,312	771	(54)	80,029

Total	$141,954	$1,390	$(81)	$143,263

Reported As:
Short-term marketable securities				$27,841
Long-term marketable securities				115,422

Total				$143,263

Interest income, included in other income (expense), net in the accompanying consolidated statements of operations, was, $13.5 million, $10.8 million and $9.3 million for the years ended December 31, 2000, 2001 and 2002, respectively.

4.	Cost Basis Investments

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

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

5.	Goodwill and Amortizable Intangible Assets

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

The changes in the carrying amount of goodwill by reportable operating segment for the period ended December 31, 2002 is as follows (in thousands):

	Licenses	Services	Total
Balance as of December 31, 2001	145,337	45,896	191,233	(1)
Goodwill acquired	30,997	9,788	40,785
Goodwill adjustment for income tax refunds related to pre-acquisition tax period	(230)	(71)	(301)

Balance as of December 31, 2002	$176,104	$55,613	$231,717

(1)	Includes $1,174 of previously recognized assembled workforce intangible assets, which were subsumed into goodwill effective January 1, 2002 and have been reclassified for comparative presentation.

6.	Acquisitions

In September 2001, we acquired the outstanding shares of RevealNet, Inc., the industry leader in knowledge-based solutions for Oracle and DB2. This acquisition was made to significantly enhance our database development and management solutions, providing even more and unique value to our large and growing base of Oracle and DB2 Developers and Database Administrators (DBAs). In November 2001, we acquired substantially all of the assets of Laminar Software, Inc. for aggregate purchase prices of $10.1 million and $2.2 million, respectively. The purchase price for RevealNet included shares of our common stock valued at $10 million and direct acquisition costs of $106,000. The purchase price for Laminar Software included shares of our common stock valued at $1.7 million, cash of $152,000, forgiveness of previous cash advances of $252,000, and direct acquisition costs of $40,000.

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

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

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

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

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

	Twelve Months Ended December 31,
	2001	2002
Revenues	$266,735	$266,366
Net income (loss)	(62,701)	4,644
Net income (loss) per share—basic and diluted	(0.72)	0.05

7.	Property and Equipment

Net property and equipment consist of the following at December 31 (in thousands):

	2001	2002
Furniture and fixtures	$7,688	$8,438
Machinery and equipment	27,490	24,384
Computer equipment	19,000	22,481
Computer software	18,693	20,237
Leasehold improvements	3,465	4,251

	76,336	79,791
Less accumulated depreciation and amortization	(18,840)	(35,286)

Property and equipment, net	$57,496	$44,505

8.	Related-Party Transactions

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

A related party provides us with investment advisory services and receives no compensation.

9.	Long-Term Debt

In conjunction with an acquisition in 2000, we assumed a $4.4 million zero-interest loan related to a research and development funding arrangement with the Province of Nova Scotia. We have imputed interest on the loan of $1.2 million (based on an interest rate of 9.5%), which is being amortized to interest expense over the term of the loan. The repayments have been fixed at $1.2 million each July of 2001, 2002 and 2003, with the balance repayable in 2004.

As of December 31, 2001 and 2002, $3.2 million and $2.0 million, respectively, was included in the accompanying consolidated balance sheets associated with the remaining loan balance.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

10.	Income Taxes

The provision for income taxes consists of the following for the years ended December 31 (in thousands):

	2000	2001	2002
Current:
Federal	$21,434	$9,743	$16,358
State	4,516	1,557	3,715
Foreign	109	149	391

	26,059	11,449	20,464

Deferred:
Federal	(15,080)	(4,083)	(2,176)
State	(4,277)	(3,352)	(1,630)
Foreign	103	(4,646)	1,971
Change in valuation allowance	—	6,493	(10,505)

	(19,254)	(5,588)	(12,340)

Total income tax provision	$6,805	$5,861	$8,124

The reconciliation of the U.S. federal statutory rate to the effective income tax rate for the years ended December 31, 2000, 2001 and 2002, is as follows:

	2000	2001	2002
Tax provision (benefit) at U.S. federal statutory rates	(35.0)%	(35.0)%	35.0%
State taxes	0.8	(1.9)	1.3
Goodwill amortization	67.6	38.1	—
Foreign taxes and foreign losses without tax benefit	8.1	13.5	9.6
Research and development credits	(5.6)	(5.8)	(10.4)
In-process research and development	—	—	5.5
Other	1.3	2.9	2.9

	37.2%	11.8%	43.9%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes as of December 31, 2001 and 2002 are as follows (in thousands):

	2001	2002
Deferred tax assets:
Accounts receivable and sales returns reserves	$1,435	$1,390
Accrued liabilities	3,125	1,962
Foreign net operating loss carryforwards	15,050	13,080
U.S. net operating loss carryforwards	18,895	11,780
Stock compensation	1,189	1,452
Tax credits	10,511	14,429
Deferred revenue	9,677	14,979
Other	2,543	3,300

Total gross deferred assets	62,425	62,372

Deferred tax liabilities:
Intangibles	(3,191)	(11,839)
State taxes	(3,905)	(3,718)
Fixed assets	(2,611)	(3,082)

Total gross deferred liabilities	(9,707)	(18,639)
Valuation allowance	(29,731)	(19,228)

Net deferred income taxes	$22,987	$24,505

Less current portion	(12,085)	(9,491)

	$10,902	$15,014

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

At December 31, 2002, we had recorded a valuation allowance of $19.2 million on our deferred tax assets. Based on the weight of available evidence, we believe that it is more likely than not that these deferred tax assets will not be realized. Approximately $4.4 million of the valuation allowance relates to net operating losses from stock option exercises. If these deferred tax assets are realized in the future, the tax benefit will be credited to shareholders’ equity.

At December 31, 2002, we had federal, state, and foreign net operating loss carryforwards of $22.5 million, $48.6 million and $39.9 million, respectively, which begin to expire in 2018, 2005 and 2003, respectively.

Approximately $8.9 million of the federal and $12.8 million of the state net operating loss carryforwards relate to acquired companies and are subject to limitations on their utilization.

At December 31, 2002 we had federal and state tax credit carryforwards of $8.2 million and $5.9 million, respectively, which begin to expire in 2018.

Tax benefits associated with the exercise of stock options of $10.3 million and $17.7 million in 2001 and 2002, respectively, were credited to shareholders’ equity.

Income (loss) before income taxes consists of the following components (in thousands):

	2000	2001	2002
United States	$(1,440)	$(4,039)	$27,057
Foreign	(16,833)	(45,859)	(8,549)

Total	$(18,273)	$(49,898)	$18,508

Undistributed earnings of our foreign subsidiaries were immaterial as of December 31, 2002. Those earnings are considered to be permanently reinvested. Accordingly, no provision for U.S. federal or state income tax has been provided thereon.

11.	Shareholders’ Equity

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

12.	Employee Benefit Plans

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

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

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

The following tables summarizes information about stock options outstanding at December 31, 2002 (numbers of shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 0.50– 1.89	2,220	5.83	$0.95	1,841	$0.85
$ 3.00– 8.30	2,189	9.06	$7.65	236	$4.90
$ 8.40– 8.40	2,511	9.60	$8.40	—	—
$10.15–10.46	361	8.89	$10.19	113	$10.20
$10.74–10.74	3,118	8.75	$10.74	510	$10.74
$10.82–14.80	1,990	10.00	$11.30	65	$13.81
$14.81–14.81	1,333	8.26	$14.81	359	$14.81
$15.13–15.13	2,260	8.24	$15.13	446	$15.13
$15.31–26.50	2,748	7.57	$24.40	1,081	$24.68
$27.00–53.41	980	7.50	$41.02	341	$37.34

	19,710		$13.28	4,992	$12.36

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

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

13.	Sale of Aircraft

In August 2002, we sold our interest in an aircraft and received proceeds of approximately $1.9 million. The sale resulted in a loss of $0.8 million.

14.	Commitments and Contingencies

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

15.	Geographic and Segment Information

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

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Reportable segment data for the three years in the period ended December 31, 2002, is as follows (in thousands):

	Licenses	Services	Total
Year ended December 31, 2000:
Revenues	$126,767	$38,820	$165,587
Cost of revenues	8,609	10,695	19,304

Gross profit	$118,158	$28,125	$146,283

Year ended December 31, 2001:
Revenues	$174,134	$72,389	$246,523
Cost of revenues	12,513	18,542	31,055

Gross profit	$161,621	$53,847	$215,468

Year ended December 31, 2002
Revenues	$160,636	$94,946	$255,582
Cost of revenues	8,638	17,802	26,440

Gross profit	$151,998	$77,144	$229,142

Revenues are attributed to geographic areas based on the location of the entity to which the products or services were sold. Revenues, gross profit, income (loss) from operations and long-lived assets concerning principal geographic areas in which we operate are as follows (in thousands):

	North America (1)	Europe	Other International	Total
Year ended December 31, 2000:
Revenues	$136,847	$25,901	$2,839	$165,587
Gross profit	131,363	13,732	1,188	146,283
Loss from operations	(27,447)	(142)	(2,287)	(29,876)
Long-lived assets	300,136	1,202	1,360	302,698

Year ended December 31, 2001:
Revenues	$198,154	$42,534	$5,835	$246,523
Gross profit	185,584	27,042	2,842	215,468
Loss from operations	(43,395)	(8,695)	(1,611)	(53,701)
Long-lived assets	427,376	2,013	1,320	430,709

Year ended December 31, 2002
Revenues	$190,231	$58,566	$6,785	$255,582
Gross profit	187,857	37,658	3,627	229,142
Income (loss) from operations	15,158	(5,380)	79	9,857
Long-lived assets	436,250	2,888	977	440,115

(1)	Principally represents operations in the United States

16.	Subsequent Event

After we announced on July 23, 2003 that we would restate certain financial results as a result of our discovery of a computational error relating to foreign currency conversions, numerous separate complaints purporting to be class actions were filed in the United States District Court for the Central District of California alleging that we and some of our officers and directors violated provisions of the Securities Exchange Act of 1934. The complaints contain varying allegations, including that we made materially false and misleading statements with respect to our financial results for 2002 and the quarter ended March 31, 2003 included in our filings with the SEC and press releases. As of the time of filing of this report, these complaints have not yet been consolidated and neither a lead plaintiff nor lead counsel has been appointed. In addition, one complaint purporting to be a derivative action has been filed in California state court against some of our directors and officers. This complaint is based on the same facts and circumstances described in the class action complaints and generally alleges that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. All of the complaints generally seek an unspecified amount of damages. The cases are in the very preliminary stages and we will vigorously defend these claims; however, it is not possible for us to quantify the extent of our potential liability, if any. Accordingly, no amounts have been accrued in the accompanying financial statements. An unfavorable outcome in any of these cases could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, defending any litigation may be costly and divert management’s attention from the day-to-day operations of our business.

QUEST SOFTWARE INC.

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNT

Description	Balance at Beginning of Period	Charges, Costs and Expenses	Additions/ Deductions	Balance at End of Period
	(In Thousands)
Year ended December 31, 2000:
Allowance for bad debt	$493	$457	$422	$1,372
Allowance for sales returns and cancellations	$2,746	$6,363	$(505)	$8,604
Year ended December 31, 2001:
Allowance for bad debt	$1,372	$789	$(1,267)	$895
Allowance for sales returns and cancellations	$8,604	$7,935	$(7,483)	$9,056
Year ended December 31, 2002:
Allowance for bad debt	$895	$580	$(634)	$841
Allowance for sales returns and cancellations	$9,056	$1,573	$(1,877)	$8,752

S-1

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1	Second Amended and Restated Articles of Incorporation.(1)

3.2	Second Amended and Restated Bylaws, as amended.(2)

3.3	Certificate of Amendment of Second Amended and Restated Articles of Incorporation.(3)

3.4	Certificate of Amendment of Bylaws.(4)

4.1	Form of Registrant’s Specimen Common Stock Certificate.(1)

10.1++	Registrant’s 1998 Stock Option/Stock Issuance Plan.(1)

10.2++	Registrant’s 1999 Stock Incentive Plan.(1)

10.3++	Registrant’s 1999 Employee Stock Purchase Plan.(1)

10.4	Form of Directors’ and Officers’ Indemnification Agreement.(1)

10.5	Office Space Lease dated as of June 17, 1999 between The Irvine Company and Quest Software, Inc.(1)

10.6	Office lease between The Northwestern Mutual Life Insurance Company (Landlord) and Quest Software, Inc. (Tenant) dated as of September 30, 1999.(2)

10.7	Office lease, dated June 2000, between Fund VIII and Fund IX Associates and Quest Software, Inc.(5)

10.8++	Registrant’s 2001 Stock Incentive Plan.(6)

10.9	First Amendment to Lease dated as of January 2, 2003 between The Irvine Company and Quest Software, Inc.(7)

21.1	Subsidiaries of the Company.(7)

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to our Registration Statement on Form S-1 and all amendments thereto (File No. 333-80543).
(2)	Incorporated herein by reference to our Registration Statement on Form S-1 and all amendments thereto (File No. 333-30816).
(3)	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2000.
(4)	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2001.
(5)	Incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 30, 2000.
(6)	Incorporated herein by reference to our Registration Statement on Form S-8 (File No. 333-82784) filed on February 14, 2002.
(7)	Previously filed.
++	Indicates a management contract or compensatory arrangement.