Form 10-Q/A
period 2003-03-31
QUEST SOFTWARE INC
filed 2003-08-14
CIK 1088033

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

QUEST SOFTWARE, INC.

FORM 10-Q/A

EXPLANATORY NOTE

          Subsequent to the issuance of our condensed consolidated financial statements as of and for the three months ended March 31, 2003, we restated our financial statements to correct computational errors in translating property and equipment and deferred revenue balances of foreign subsidiaries into U.S. Dollars. Under Statement of Financial Accounting Standard (“SFAS”) No. 52, “Accounting for Foreign Currency Translation,” certain balance sheet and income statement accounts require translation of account balances of foreign subsidiaries from foreign currencies into the U.S. Dollar using historical rates because the functional currency of the foreign subsidiary is the U.S. Dollar. Historical rates are defined as the rates in effect in the month that the transaction was originally recorded. Because of an error in the method used to translate foreign-currency denominated property and equipment and deferred revenue accounts into U.S. Dollars at historical rates, the related balance sheet and statements of operations accounts required correction.

          In June 2003, our internal accounting staff discovered the computational error, which was in the design of the system used to translate these foreign currency denominated accounts into US Dollars. The error’s effect on our condensed consolidated financial statements had been magnified by increased volatility of the exchange rates of the US Dollar compared to certain other currencies, particularly to the Euro and English pound. Upon discovering the error, we immediately notified our independent auditors and began a detailed review of the affected accounts to quantify the error’s effect on prior financial statements. After quantifying this effect and reviewing it with the audit committee of our Board of Directors, we made a determination to restate our financial statements for the four quarters and year ended December 31, 2002 and the quarter ended March 31, 2003.

          This report is being filed to amend and restate the following items contained in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 originally filed with the Securities and Exchange Commission on May 15, 2003:

•	Item 1 (Financial Statements)
•	Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations)
•	Item 6 (Exhibits and Reports on Form 8-K)

          To preserve the nature and character of the disclosures set forth in such Items as originally filed, this report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date except as noted in footnotes 2 and 13 in the condensed consolidated financial statements included in Item 1 (Financial Statements). All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission subsequent to the date of the original filing of the Quarterly Report on Form 10-Q.

PART I— FINANCIAL INFORMATION

Item 1: Financial Statements

QUEST SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	December 31, 2002	March 31, 2003

	(As restated, see Note 2)	(As restated, see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$64,283	$65,407
Short-term marketable securities	27,841	44,831
Accounts receivable, net	39,898	28,814
Prepaid expenses and other current assets	9,653	8,659
Deferred income taxes	9,491	9,400

Total current assets	151,166	157,111
Property and equipment, net	44,505	43,451
Long-term marketable securities	115,422	118,164
Goodwill	231,717	231,717
Amortizing intangible assets, net	31,116	28,096
Deferred income taxes	15,014	15,029
Other assets	2,341	1,496

Total assets	$591,281	$595,064

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,308	$5,502
Accrued compensation	13,900	12,880
Other accrued expenses	23,678	18,302
Income taxes payable	1,262	1,604
Deferred revenue	63,210	66,419

Total current liabilities	107,358	104,707
Long-term liabilities and other	5,941	5,797
Commitments and contingencies (Notes 5, 11 and 12)
Shareholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value, 150,000 shares authorized; 90,715 and 91,127 issued and outstanding at December 31, 2002 and March 31, 2003, respectively	562,476	566,690
Accumulated deficit	(68,589)	(66,055)
Accumulated other comprehensive income	1,309	1,139
Notes receivable from sale of common stock	(17,214)	(17,214)

Net shareholders’ equity	477,982	484,560

Total liabilities and shareholders’ equity	$591,281	$595,064

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,

	2002	2003

	(As restated, see Note 2)	(As restated, see Note 2)
Revenues:
Licenses	$37,643	$42,722
Services	21,948	28,477

Total revenues	59,591	71,199
Cost of revenues:
Licenses	724	686
Services	4,371	5,195
Amortization of purchased intangible assets	1,402	2,130

Total cost of revenues	6,497	8,011

Gross profit	53,094	63,188
Operating expenses:
Sales and marketing	30,151	36,176
Research and development	15,168	17,185
General and administrative	5,976	6,751
Intangible asset amortization	385	867

Total operating expenses	51,680	60,979

Income from operations	1,414	2,209
Other income, net	1,805	1,860

Income before income tax provision	3,219	4,069
Income tax provision	1,330	1,535

Net income	$1,889	$2,534

Net income per share:
Basic and Diluted	$0.02	$0.03

Weighted average shares:
Basic	89,748	90,974
Diluted	93,808	92,922

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,

	2002	2003

	(As restated, see Note 2)	(As restated, see Note 2)
Cash flows from operating activities:
Net income	$1,889	$2,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,351	6,919
Compensation expense associated with stock option grants	924	495
Accrued interest receivable from shareholders	(275)	—
Deferred income taxes	1,097	110
Provision for bad debts	146	138
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	8,372	11,232
Prepaid expenses and other current assets	52	991
Other assets	(67)	948
Accounts payable	(510)	89
Accrued compensation	(618)	(1,101)
Other accrued expenses	(4,057)	(5,274)
Income taxes payable	913	1,789
Deferred revenue	4,333	3,210
Other liabilities	(59)	(145)

Net cash provided by operating activities	17,491	21,935
Cash flows from investing activities:
Purchases of property and equipment	(2,990)	(2,883)
Cash paid for acquisition, net of cash acquired	(4,063)	—
Purchases of marketable securities	(21,823)	(42,375)
Sales and maturities of marketable securities	9,455	22,475

Net cash used in investing activities	(19,421)	(22,783)
Cash flows from financing activities:
Repayment of notes payable	(191)	—
Repayment of capital lease obligations	(27)	(91)
Proceeds from the exercise of stock options	615	195
Proceeds from employee stock purchase plan	2,522	2,286

Net cash provided by financing activities	2,919	2,390
Effect of exchange rate changes on cash and cash equivalents	(273)	(418)

Net increase in cash and cash equivalents	716	1,124
Cash and cash equivalents, beginning of period	30,279	64,283

Cash and cash equivalents, end of period	$30,995	$65,407

Supplemental disclosures of condensed consolidated cash flow information:
Cash paid for:
Interest	$13	$22

Income taxes	$2	$60

Supplemental schedule of non-cash investing and financing activities:
Unrealized loss on available-for-sale securities	$(846)	$(170)

Tax benefit related to stock option exercises	$1,128	$1,510

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended March 31,

	2002	2003

	(As restated, see Note 2)	(As restated, see Note 2)
Net income	$1,889	$2,534
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(846)	(170)

Comprehensive income	$1,043	$2,364

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

          These financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002, as amended.

          Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for any future period.

2. Restatement

          Subsequent to the issuance of our condensed consolidated financial statements as of and for the three months ended March 31, 2003, we restated our financial statements to correct computational errors in translating property and equipment and deferred revenue balances of foreign subsidiaries into U.S. Dollars. Under Statement of Financial Accounting Standard (“SFAS”) No. 52, “Accounting for Foreign Currency Translation,” certain balance sheet and income statement accounts require translation of account balances of foreign subsidiaries from foreign currencies into the U.S. Dollar using historical rates because the functional currency of the foreign subsidiary is the U.S. Dollar. Historical rates are defined as the rates in effect in the month that the transaction was originally recorded. Because of an error in the method used to translate foreign-currency denominated property and equipment and deferred revenue accounts into U.S. Dollars at historical rates, the related balance sheet and statements of operations accounts required correction.

          The condensed consolidated financial data set forth below presents our condensed consolidated statements of operations for the three months ended March 31, 2002 and 2003 and our condensed consolidated balance sheets as of March 31, 2002 and 2003 on a comparative basis showing the amounts as previously reported and as restated. We have also restated our consolidated balance sheet as of December 31, 2002 included in our Annual Report on Form 10-K for the year ended December 31, 2002, as amended.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,

	2002			2003

	(As Reported) (1)	(As Restated)	Change	(As Reported)	(As Restated)	Change

Revenues:
Licenses	$37,490	$37,643	$153	$42,970	$42,722	$(248)
Services	21,903	21,948	45	28,991	28,477	(514)

Total revenues	59,393	59,591	198	71,961	71,199	(762)
Cost of revenues:
Licenses	724	724	—	686	686	—
Services	4,371	4,371	—	5,195	5,195	—
Amortization of purchased intangible assets	1,402	1,402	—	2,130	2,130	—

Total cost of revenues	6,497	6,497	—	8,011	8,011	—

Gross profit	52,896	53,094	198	63,950	63,188	(762)
Operating expenses:
Sales and marketing	30,151	30,151	—	36,221	36,176	(45)
Research and development	15,168	15,168	—	17,185	17,185	—
General and administrative	5,926	5,976	50	6,655	6,751	96
Intangible asset amortization	385	385	—	867	867	—

Total operating expenses	51,630	51,680	50	60,928	60,979	51

Income from operations	1,266	1,414	148	3,022	2,209	(813)
Other income, net	1,617	1,805	188	1,613	1,860	247

Income before income taxes	2,883	3,219	336	4,635	4,069	(566)
Income tax provision	1,162	1,330	168	1,748	1,535	(213)

Net income	$1,721	$1,889	$168	$2,887	$2,534	$(353)

Net income per share:
Basic and Diluted	$0.02	$0.02	$—	$0.03	$0.03	$—

Weighted average shares:
Basic	89,748	89,748	—	90,974	90,974	—
Diluted	93,808	93,808	—	92,922	92,922	—

(1)	Includes certain reclassifications primarily for compensation expense. See note 6.

	Three Months Ended March 31,

	2002			2003

	(As Reported)	(As Restated)	Change	(As Reported)	(As Restated)	Change

Net income	$1,721	$1,889	$168	$2,887	$2,534	$(353)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(846)	(846)	—	(170)	(170)	—

Comprehensive income	$875	$1,043	$168	$2,717	$2,364	$(353)

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	At March 31,

	2002			2003

	(As Reported)	(As Restated)	Change	(As Reported)	(As Restated)	Change

ASSETS
Current assets:
Cash and cash equivalents	$30,995	$30,995	$—	$65,407	$65,407	$—
Short-term marketable securities available for sale	21,083	21,083	—	44,831	44,831	—
Accounts receivable, net	27,135	27,144	9	29,464	28,814	(650)
Prepaid expenses and other current assets	8,164	8,164	—	8,659	8,659	—
Deferred income taxes	11,005	11,005	—	9,471	9,400	(71)

Total current assets	98,382	98,391	9	157,832	157,111	(721)
Property and equipment, net	54,614	54,565	(49)	43,539	43,451	(88)
Long-term marketable securities	167,326	167,326	—	118,164	118,164	—
Goodwill, net	196,081	196,081	—	231,717	231,717	—
Amortizing intangible assets, net	12,276	12,276	—	28,096	28,096	—
Deferred income taxes	10,902	10,902	—	14,975	15,029	54
Other assets	5,823	5,823	—	1,496	1,496	—

Total assets	$545,404	$545,364	$(40)	$595,819	$595,064	$(755)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,978	$4,978	$—	$5,502	$5,502	$—
Accrued compensation	12,116	12,116	—	12,880	12,880	—
Other accrued expenses	17,548	17,548	—	18,326	18,302	(24)
Income taxes payable	2,849	2,849	—	1,662	1,604	(58)
Deferred revenue	55,158	54,782	(376)	65,966	66,419	453

Total current liabilities	92,649	92,273	(376)	104,336	104,707	371
Long-term liabilities and other	5,827	5,827	—	5,797	5,797	—
Shareholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; no shares issued or outstanding	—	—	—	—	—	—
Common stock, no par value, 150,000 shares authorized; 90,211 and 91,127 issued and outstanding at March 31, 2002 and 2003, respectively	542,040	542,208	168 (1)	566,948	566,690	(258	)(1)
Accumulated deficit	(77,251)	(77,083)	168	(65,187)	(66,055)	(868)
Accumulated other comprehensive income (loss)	(324)	(324)	—	1,139	1,139	—
Notes receivable from sale of common stock	(17,537)	(17,537)	—	(17,214)	(17,214)	—

Total shareholders’ equity	446,928	447,264	336	485,686	484,560	(1,126)

Total liabilities and shareholders’ equity	$545,404	$545,364	$(40)	$595,819	$595,064	$(755)

(1)	In each period affected by the restatement, we previously recorded an income tax benefit associated with stock options as an adjustment to Common Stock, the amount of which adjustment was a function of the income before income taxes recorded in the applicable period. The change in Common Stock reflects a change in the amount of the income tax benefit associated with stock options resulting from the effect of the restatement on income before income taxes.

3. New Accounting Pronouncements

          In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002 and we provided the required disclosures in Note 11. We adopted the recognition provisions of FIN 45 effective January 1, 2003 and such adoption did not have an impact on our condensed consolidated results of operations or financial position.

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

	Three Months Ended March 31,

	2002	2003

Net income (loss):
As reported	$1,889	$2,534
Add: Stock-based compensation expense included in reported net income, net of related tax effects	555	307
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of related tax effects	(5,558)	(6,624)

Pro forma	$(3,114)	$(3,783)

Basic and diluted net income (loss) per share:
As reported	0.02	0.03
Pro forma	(0.03)	(0.04)

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

4. Amortizing Intangible Assets

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

5. Acquisitions

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

Three Months Ended March 31, 2002

Revenues	$63,204
Net income	$191
Net income per share—basic and diluted	$—

6. Other Compensation Costs

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

7. Net Income Per Share

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

          The following table summarizes our earnings per share computation for the three months ended March 31, 2002 and 2003 (in thousands, except per share data):

	Three Months Ended March 31,

	2002	2003

Net income	$1,889	$2,534

Basic net income per share – weighted average shares	89,748	90,974
Incremental common shares attributable to shares issuable under employee stock plans	4,060	1,948

Diluted net income per share – weighted average shares	93,808	92,922

Net income per share – basic and diluted	$0.02	$0.03

8. Shareholders’ Equity

          In January 2003, 286,815 shares of common stock were purchased under our Employee Stock Purchase Plan at a price of $7.97 per share.

9. Stock Option Plans

          The following table summarizes information about stock options outstanding as of March 31, 2003 (in thousands, except for per share data):

	Number of Shares	Weighted-Average Exercise Price

Balance at December 31, 2002	19,710	13.28
Granted	496	10.12
Exercised	(122)	1.60
Canceled	(375)	14.69

Balance at March 31, 2003	19,709	13.24

Options exercisable as of March 31, 2003	5,505	13.00

Weighted-average fair value of options granted during the three months ended March 31, 2003		5.14

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

          Reportable segment data for the three months ended March 31, 2002 and 2003, is as follows (in thousands):

	Licenses	Services	Total

Three months ended March 31, 2002
Revenues	$37,643	$21,948	$59,591
Cost of Revenues	2,126	4,371	6,497

Gross profit	$35,517	$17,577	$53,094

Three months ended March 31, 2003
Revenues	$42,722	$28,477	$71,199
Cost of Revenues	2,816	5,195	8,011

Gross profit	$39,906	$23,282	$63,188

          Revenues are attributed to geographic areas primarily based on the location of the entity to which the products or services were delivered. Revenues, gross profit, income (loss) from operations and long-lived assets concerning principal geographic areas in which we operate are as follows (in thousands):

	North America (1)	Europe	Other International	Total

Three months ended March 31, 2002
Revenues	$46,505	$11,428	$1,658	$59,591
Gross profit	44,873	7,539	682	53,094
Income (loss) from operations	2,382	(1,260)	292	1,414
Long-lived assets	443,696	1,897	1,380	446,973
Three months ended March 31, 2003
Revenues	$53,953	$15,520	$1,726	$71,199
Gross profit	51,327	10,556	1,305	63,188
Income (loss) from operations	3,152	(1,546)	603	2,209
Long-lived assets	433,743	3,329	881	437,953

(1)  Principally represents operations in the United States.

11. Investments

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

13.  Subsequent Event

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

Restatement

          We have restated our condensed consolidated financial statements as of December 31, 2002 and for the three months ended March 31, 2002 and 2003 to correct computational errors made in translating property and equipment and deferred revenue balances of foreign subsidiaries into U.S. Dollars. See “Note 2 – Restatement” in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding cause and effect of computational errors and for a presentation of the impact of the restatement on our condensed consolidated statements of operations for the three months ended March 31, 2002 and 2003 and our condensed consolidated balance sheets as of March 31, 2002 and 2003.

          The following discussion has been revised to reflect the effects of the restatement.

Results of Operations

          The following table sets forth certain condensed consolidated statement of operations data as a percentage of total revenues, except as indicated:

	Three Months Ended March 31,

	2002	2003

Revenues:
Licenses	63.2%	60.0%
Services	36.8	40.0

Total revenues	100.0	100.0
Cost of revenues:
Licenses	1.2	1.0
Services	7.3	7.3
Amortization of purchased intangible assets	2.4	3.0

Total cost of revenues	10.9	11.3

Gross profit	89.1	88.7
Operating expenses:
Sales and marketing	50.6	50.8
Research and development	25.5	24.1
General and administrative	10.0	9.5
Intangible asset amortization	0.6	1.2

Total operating expenses	86.7	85.6

Income from operations	2.4	3.1
Other income, net	3.0	2.6

Income before income taxes	5.4	5.7
Income tax provision	2.2	2.2

Net income	3.2%	3.5%

As a percentage of related revenues:
Cost of licenses	1.9%	1.6%
Cost of services	19.9%	18.2%

Three Months Ended March 31, 2002 and 2003

Revenues

          Total revenues increased 19.5% to $71.2 million for the three months ended March 31, 2003 from $59.6 million in the comparable period of 2002.

          License Revenues—License revenues increased 13.5% to $42.7 million for the three months ended March 31, 2003 from $37.6 million in the comparable period of 2002. License revenues represented 60.0% of total revenues for the three months ended March 31, 2003, compared to 63.2% for the same period of 2002. License revenues outside of North America accounted for 25.2% and 25.3% of total license revenues for the three months ended March 31, 2002 and 2003, respectively.  License revenue growth from the prior year primarily derived from the acquisition of Sitraka, Inc. in November 2002, which contributed $2.6 million to license revenues and to the impact of favorable foreign exchange rate fluctuations.

          Service Revenues—Service revenues increased by 29.7% to $28.5 million for the three months ended March 31, 2003 from $21.9 million for the same period in 2002. Service revenues outside of North America accounted for 16.4% and 23.2% of total service revenues for the three months ended March 31, 2002 and 2003, respectively. Higher renewal maintenance fees derived from improved maintenance renewal rates, growth in the base of installed products and, we believe, from improved support renewal billing processes. Support revenues from the acquired base of Sitraka, Inc. customers also contributed $1.7 million to the increase in service revenues. Professional services as a percentage of total service revenues represented 11.7% and 8.9% for the three months ended March 31, 2002 and 2003, respectively.

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

          Cost of Services—Cost of services primarily consists of personnel, facilities and systems costs used in providing support, consulting and training services. Cost of services increased by $0.8 million to $5.2 million for the three months ended March 31, 2003 from $4.4 million in the same period of 2002, representing an increase of 18.9%. Cost of services as a percentage of service revenues declined to 18.2% in the first quarter of 2003, compared to 19.9% in the same quarter of 2002. The increase in cost of services is due to an increase in the number of technical support personnel and consultants, primarily from the acquisition of Sitraka. The margin improvement is primarily due to our continued increase in customer maintenance and support revenues with a lower associated increase in headcount.

          Amortization of Purchased Intangible Assets—Amortization of purchased intangible assets increased 51.9% to $2.1 million for the three months ended March 31, 2003 from $1.4 million in the same period of 2002. The increase is primarily due to amortization of purchased intangible assets related to the acquisition of Sitraka in 2002, offset slightly by purchased intangible assets from acquisitions made in 2000 that were fully amortized by the end of 2002. See Note 4 of the “Notes to Condensed Consolidated Financial Statements” for discussion of estimated future amortization expense. The useful lives of the acquired technologies range from two to seven years. See “Critical Accounting Policies and Estimates” for additional discussion regarding accounting for intangible assets.

Operating Expenses

          Sales and Marketing— Sales and marketing expenses consist primarily of the following types of costs related to our sales and marketing activities: compensation and benefits; sales commissions; facilities and systems; recruiting; trade shows; travel and entertainment; and marketing communications. Sales and marketing expenses increased 20.0% to $36.2 million for the three months ended March 31, 2003 from $30.2 million in the same period of 2002. The increase in sales and marketing expenses resulted from increased labor expenses, primarily due to additional headcount from our acquisition of Sitraka, and the impact of unfavorable foreign exchange rate fluctuations. Higher sales commission expenses from increased license revenues and changes to sales compensation also contributed to the increase.

          Research and Development— Research and development expenses consist primarily of compensation and benefit costs for software developers, software product managers, quality assurance and technical documentation personnel, associated facilities and systems costs and payments made to outside software development consultants. Research and development expenses increased 13.3% to $17.2 million for the three months ended March 31, 2003 from $15.2 million in the comparable period of 2002, and declined as a percentage of total revenues to 24.1% from 25.5%. The increase in research and development expenses resulted largely from additional headcount as a result of our acquisition of Sitraka and severance and idle facility charges of $0.2 million incurred from closing one of our Canadian offices.

          We believe significant expenditures in research and development are required to remain competitive, and expect that research and development expenses will continue to represent approximately 20-25% of total revenues for the foreseeable future.

          General and Administrative— General and administrative expenses consist primarily of compensation and benefit costs for our executive, finance, legal, administrative and information services personnel, professional fees, and associated facilities and systems costs. General and administrative expenses increased to $6.8 million for the three months ended March 31, 2003 from $6.0 million in the same period of 2002, representing an increase of $0.8 million or 13.0%. The increase is primarily attributable to increased legal expenses, directors’ and officers’ liability insurance premiums and the inclusion of Sitraka’s general and administrative expenses.

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

          Other Income (Expense), Net—Other income (expense), net consists primarily of interest income and expense and gain (loss) on equity investments. Other income (expense), net was $1.9 million and $1.8 million for the three months ended March 31, 2003 and 2002, respectively. Interest income for the three months ended March 31, 2003, decreased from the previous year as a result of lower reinvestment rates. This decline was offset primarily by foreign exchange rate gains. The average interest rates of our investments are summarized under “Item 3: Quantitative and Qualitative Disclosures About Market Risks—Interest Rate Risk.”

          Income Taxes—Provision for income taxes was $1.5 million for the three months ended March 31, 2003 compared with $1.3 million for the comparable period of 2002, representing effective rates for these periods of 37.7% and 41.3%, respectively. The decline in the effective tax rate is primarily the result of increased research and development tax credits as a percentage of income before income tax provision.

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

          Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. In conjunction with the implementation of SFAS No. 142, we performed our initial annual impairment review in the fourth quarter of 2002 and as a result determined that the carrying value of goodwill was less than the estimated fair value. In calculating the fair value of the reporting units (licenses and services), the Market Approach (Guideline Company Method) was the methodology deemed the most reliable and used for impairment analysis. We will perform subsequent annual impairment reviews during the fourth quarter of each year, or earlier if indicators of potential impairment exist. Future impairment reviews may result in charges against earnings to write down the value of goodwill.

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

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation— Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods for voluntary transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation (“the fair value method”). SFAS No. 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financial statements. We adopted the provisions of SFAS No. 148 effective January 1, 2003 and have provided the disclosures required under SFAS No. 148 in Note 3 of the “Notes to Condensed Consolidated Financial Statements”. Adoption of SFAS No. 148 did not have an adverse impact on our consolidated results of operations and financial position since we have not adopted the fair value method. However, should we be required to adopt the fair value method in the future, such adoption could have a material impact on our consolidated results of operations or financial position.

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

We may not be able to attract and retain personnel

          Our future success depends on the continued service of our executive officers and other key administrative, sales and marketing and support personnel, many of whom have recently joined our company. In addition, the success of our business issubstantially dependent on the services of our Chief Executive Officer and other executive officers. There has in the past been and there may in the future be a shortage of personnel that possess the technical background necessary to sell, support and develop our products effectively. Competition for skilled personnel is intense, and we may not be able to attract, assimilate or retain highly qualified personnel in the future. Our business may not be able to grow if we cannot attract qualified personnel. Hiring qualified sales, marketing, administrative, research and development and customer support personnel is very competitive in our industry, particularly in Southern California where Quest is headquartered.

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