Form 10-Q
period 2003-06-30
QUEST SOFTWARE INC
filed 2003-08-14
CIK 1088033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

          The number of shares outstanding of the Registrant’s Common Stock, no par value, as of August 8, 2003 was 92,622,640.

QUEST SOFTWARE, INC.

FORM 10-Q

		Page Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of December 31, 2002 and June 30, 2003 (unaudited)*	2

	Condensed Consolidated Statements of Operations for the Three* and Six Months Ended June 30, 2002 and 2003 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Three* and Six Months Ended June 30, 2002 and 2003 (unaudited)	4

	Condensed Consolidated Statements of Comprehensive Operations for the Three* and Six Months Ended June 30, 2002 and 2003 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

* The Condensed Consolidated Balance Sheets as of December 31, 2002 and the Condensed Consolidated Statements of Operations, Statements of Cash Flows and Statements of Comprehensive Operations for the Three Months ended June 30, 2002 have been restated as discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2002 as filed August 14, 2003 and in Note 2 of Notes to Condensed Consolidated Financial Statements contained herein.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	24

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 6.	Exhibits and Reports on Form 8-K	27

SIGNATURES		28

PART I—FINANCIAL INFORMATION

Item 1: Financial Statements

QUEST SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	December 31, 2002	June 30, 2003

	(As restated, see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$64,283	$101,229
Short-term marketable securities	27,841	36,814
Accounts receivable, net	39,898	36,784
Prepaid expenses and other current assets	9,653	7,786
Deferred income taxes	9,491	7,895

Total current assets	151,166	190,508
Property and equipment, net	44,505	40,754
Long-term marketable securities	115,422	97,567
Goodwill	231,717	239,695
Amortizing intangible assets, net	31,116	29,441
Deferred income taxes	15,014	15,029
Other assets	2,341	1,982

Total assets	$591,281	$614,976

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,308	$4,525
Accrued compensation	13,900	14,908
Other accrued expenses	23,678	23,801
Income taxes payable	1,262	1,956
Deferred revenue	63,210	68,748

Total current liabilities	107,358	113,938
Long-term liabilities and other	5,941	5,777
Commitments and contingencies (Notes 5, 11 and 12)
Shareholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value, 150,000 shares authorized; 90,715 and 92,226 issued and outstanding at December 31, 2002 and June 30, 2003, respectively	562,476	574,324
Accumulated deficit	(68,589)	(62,989)
Accumulated other comprehensive income	1,309	1,140
Notes receivable from sale of common stock	(17,214)	(17,214)

Net shareholders’ equity	477,982	495,261

Total liabilities and shareholders’ equity	$591,281	$614,976

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003*

	(As restated, see Note 2)		(As restated, see Note 2)
Revenues:
Licenses	$38,999	$41,164	$76,642	$83,886
Services	22,891	29,671	44,839	58,148

Total revenues	61,890	70,835	121,481	142,034
Cost of revenues:
Licenses	1,002	1,138	1,922	2,071
Services	4,593	5,343	8,963	10,538
Amortization of purchased intangible assets	1,289	2,363	2,690	4,492

Total cost of revenues	6,884	8,844	13,575	17,101

Gross profit	55,006	61,991	107,906	124,933
Operating expenses:
Sales and marketing	31,583	35,911	61,630	72,039
Research and development	15,091	16,991	30,259	34,175
General and administrative	6,331	7,293	12,216	13,847
Amortization of purchased intangible assets	480	887	865	1,754

Total operating expenses	53,485	61,082	104,970	121,815

Income from operations	1,521	909	2,936	3,118
Other income, net	3,707	3,988	5,511	5,848
Write-down of investments	(1,095)	—	(1,095)	—

Income before income tax provision	4,133	4,897	7,352	8,966
Income tax provision	1,718	1,831	3,047	3,366

Net income	$2,415	$3,066	$4,305	$5,600

Net income per share:
Basic and diluted	$0.03	$0.03	$0.05	$0.06
Weighted average shares:
Basic	90,323	91,672	90,037	91,325
Diluted	92,577	93,644	93,214	93,259

*	Includes restated amounts for the three months ended March 31, 2003.

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2002	2003*

	(As restated, see Note 2)
Cash flows from operating activities:
Net income	$4,305	$5,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,704	14,208
Compensation expense associated with stock option grants	809	658
Accrued interest receivable from shareholders	(629)	—
Deferred income taxes	1,060	(75)
Provision for bad debts	382	243
Write-down of investments	1,095	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	6,907	4,620
Prepaid expenses and other current assets	(805)	2,026
Other assets	942	426
Accounts payable	(1,760)	(898)
Accrued compensation	614	385
Other accrued expenses	(3,767)	(3,163)
Income taxes payable	2,387	3,185
Deferred revenue	3,039	4,939
Other liabilities	(672)	(165)

Net cash provided by operating activities	24,611	31,989
Cash flows from investing activities:
Purchases of property and equipment	(2,446)	(3,883)
Cash paid for acquisition, net of cash acquired	(4,063)	(4,746)
Purchases of marketable securities	(44,349)	(57,360)
Sales and maturities of marketable securities	22,187	66,076

Net cash (used in) provided by investing activities	(28,671)	87
Cash flows from financing activities:
Repayment of notes payable	(223)	—
Repayment of capital lease obligations	(125)	(195)
Proceeds from the exercise of stock options	1,131	4,144
Proceeds from employee stock purchase plan	2,522	2,286

Net cash provided by financing activities	3,305	6,235
Effect of exchange rate changes on cash and cash equivalents	(412)	(1,365)

Net (decrease) increase in cash and cash equivalents	(1,167)	36,946
Cash and cash equivalents, beginning of period	30,279	64,283

Cash and cash equivalents, end of period	$29,112	$101,229

Supplemental disclosures of condensed consolidated cash flow information:
Cash paid for:
Interest	$91	$38

Income taxes	$349	$209

Supplemental schedule of non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale securities	$805	$(170)

Tax benefit related to stock option exercises	$2,930	$2,451

*	Includes restated amounts for the three months ended March 31, 2003.

See Note 5 for details of assets acquired and liabilities assumed in purchase transactions.

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003*

	(As restated, see Note 2)		(As restated, see Note 2)
Net income	$2,415	$3,066	$4,305	$5,600
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities	1,652	—	805	(170)

Comprehensive income	$4,067	$3,066	$5,190	$5,430

*	Includes restated amounts for the three months ended March 31, 2003.

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

          Our accompanying unaudited condensed consolidated financial statements as of June 30, 2003 and for the three and six months ended June 30, 2002 and 2003, reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

          These financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002, as amended, and our unaudited condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, as amended.

          Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for any future period.

          Certain reclassifications have been made to the June 30, 2002 balances in order to conform to the June 30, 2003 presentation.

2. Restatement

          Subsequent to the issuance of our condensed consolidated financial statements as of and for the three months ended March 31, 2003, we restated our financial statements to correct computational errors in translating property and equipment and deferred revenue balances of foreign subsidiaries into U.S. Dollars. Under Statement of Financial Accounting Standard (“SFAS”) No. 52, “Accounting for Foreign Currency Translation,” certain balance sheet and income statement accounts require translation of account balances of foreign subsidiaries from foreign currencies into the US Dollar using historical rates because the functional currency of the foreign subsidiary is the US Dollar. Historical rates are defined as the rates in effect in the month that the transaction was originally recorded. Because of an error in the method used to translate these foreign-currency denominated accounts into U.S. Dollars we did not use historical rates correctly to translate foreign-currency denominated property and equipment and deferred revenue accounts into US Dollars at historical rates, the related balance sheet and statements of operations accounts required correction.

          The condensed consolidated financial data set forth below presents our condensed consolidated statements of operations for the three and six months ended June 30, 2002 and our condensed consolidated balance sheets as of June 30, 2002 on a comparative basis showing the amounts as previously reported and as restated. We have also restated our consolidated balance sheet as of December 31, 2002 included in our Annual Report of Form 10-K for the year ended December 31, 2002, as amended.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30, 2002			Six Months Ended June 30, 2002
	(As Reported)(1)	(As Restated)	Change	(As Reported)	(As Restated)	Change
Revenues:
Licenses	$39,689	$38,999	$(690)	$77,179	$76,642	$(537)
Services	23,848	22,891	(957)	45,751	44,839	(912)

Total revenues	63,537	61,890	(1,647)	122,930	121,481	(1,449)
Cost of revenues:
Licenses	1,002	1,002	—	1,922	1,922	—
Services	4,593	4,593	—	8,963	8,963	—
Amortization of purchased intangible assets	1,289	1,289	—	2,690	2,690	—

Total cost of revenues	6,884	6,884	—	13,575	13,575	—

Gross profit	56,653	55,006	(1,647)	109,355	107,906	(1,449)
Operating expenses:
Sales and marketing	31,583	31,583	—	61,630	61,630	—
Research and development	15,091	15,091	—	30,259	30,259	—
General and administrative	6,184	6,331	147	12,020	12,216	196
Amortization of purchased intangible assets	480	480	—	865	865	—

Total operating expenses	53,338	53,485	147	104,714	104,970	196

Income from operations	3,315	1,521	(1,794)	4,581	2,936	(1,645)
Other income, net	2,275	3,707	1,432	3,892	5,511	1,619
Write-down of investments	(1,095)	(1,095)	—	(1,095)	(1,095)	—

Income before income taxes	4,495	4,133	(362)	7,378	7,352	(26)
Income tax provision	1,823	1,718	(105)	2,984	3,047	63

Net income	$2,672	$2,415	$(257)	$4,394	$4,305	$(89)

Net income per share:
Basic and Diluted	$0.03	$0.03	$—	$0.05	$0.05	$—

Weighted average shares:
Basic	90,323	90,323	—	90,037	90,037	—
Diluted	92,577	92,577	—	93,214	93,214	—

Net income	2,672	2,415	(257)	4,394	4,305	(89)
Other comprehensive loss:
Unrealized loss on available for sale securities	1,651	1,651	—	805	805	—

Comprehensive income	4,323	4,066	(257)	5,199	5,110	(89)

(1) Includes certain reclassifications primarily for compensation expense. See Note 6.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	As of June 30, 2002
	(As Reported)	(As Restated)	Change
ASSETS
Current assets:
Cash and cash equivalents	$29,112	$29,112	$—
Short-term marketable securities available for sale	19,240	19,240	—
Accounts receivable, net	28,561	28,395	(166)
Prepaid expenses and other current assets	9,035	9,035	—
Deferred income taxes	11,025	11,025	—

Total current assets	96,973	96,807	(166)
Property and equipment, net	52,245	52,102	(143)
Long-term marketable securities	180,387	180,387	—
Goodwill, net	195,958	195,958	—
Amortizing intangible assets, net	10,622	10,622	—
Deferred income taxes	10,902	10,902	—
Other assets	4,825	4,825	—

Total assets	$551,912	$551,603	$(309)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,826	$3,826	$—
Accrued compensation	13,622	13,622	—
Other accrued expenses	19,538	19,538	—
Income taxes payable	2,636	2,636	—
Deferred revenue	53,772	53,488	(284)

Total current liabilities	93,394	93,110	(284)
Long-term liabilities and other	5,458	5,458	—
Shareholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; no shares issued or outstanding	—	—	—
Common stock, no par value, 150,000 shares authorized; 89,226 and 90,211 issued and outstanding at December 31, 2001 and June 30, 2002 respectively	544,203	544,267	64 (1)
Accumulated deficit	(74,580)	(74,669)	(89)
Accumulated other comprehensive income (loss)	1,328	1,328	—
Notes receivable from sale of common stock	(17,891)	(17,891)	—

Total shareholders’ equity	453,060	453,035	(25)

Total liabilities and shareholders’ equity	$551,912	$551,603	$(309)

(1)	In each period affected by the restatement, we previously recorded an income tax benefit associated with stock options as an adjustment to Common Stock, the amount of which adjustment was a function of the income taxes recorded in the applicable period. The change in Common Stock reflects a change in the amount of the income tax benefit associated with stock options resulting from the effect of the restatement on income before income taxes.

3. New Accounting Pronouncements

          In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002 and we provided the required disclosures in Note 12. We adopted the recognition provisions of FIN 45 effective January 1, 2003 and such adoption did not have an impact on our condensed consolidated results of operations or financial position.

          In December 2002, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock-Based Compensation— Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods for voluntary transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation (“the fair value method”). SFAS No. 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. We adopted the provisions of SFAS No. 148 effective January 1, 2003 and have provided the disclosures required under SFAS No. 148 herein. Adoption of SFAS No. 148 did not impact our consolidated results of operations and financial position since we have not adopted the fair value method. However, should we be required to adopt the fair value method in the future, such adoption could have a material impact on our consolidated results of operations or financial position.

          We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” As permitted by SFAS No. 123, as amended by SFAS No. 148, we have chosen to continue to account for our stock-based compensation plans under APB Opinion No. 25 and provide the expanded disclosures specified in SFAS No. 123, as amended by SFAS No. 148. Had compensation cost been determined using the fair value method our net income would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Net income:
As reported	$2,415	$3,066	$4,305	$5,600
Add: Stock-based compensation expense included in reported net income, net of related tax effects	(34)	251	521	558
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of related tax effects	(5,813)	(6,632)	(11,371)	(13,256)

Pro forma	$(3,432)	$(3,315)	$(6,545)	$(6,987)

Basic and diluted net income per share:
As reported	0.03	0.03	0.05	0.06
Pro forma	(0.04)	(0.04)	(0.07)	(0.08)

          For purposes of estimating the compensation cost of our option grants in accordance with SFAS No. 123, as amended by SFAS 148, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Weighted-average assumptions used for the three and six months ended June 30, 2002 and 2003 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Risk-free interest rates	5%	4%	5%	4%
Expected life (in years)	5	5	5	5
Expected stock volatility	83%	48%	80%	51%

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

          In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging.”  The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003.  We do not expect that the adoption of this standard will have a material effect on our consolidated results of operations or financial position.

          In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect that the adoption of this standard will have a material effect on our consolidated results of operations or financial position because we have not issued any of these types of financial instruments.

4. Amortizing Intangible Assets

          Amortizing intangible assets as of December 31, 2002 and June 30, 2003, respectively, are comprised of the following (in thousands):

	December 31, 2002				June 30, 2003

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period

Acquired technology	$44,017	$(18,785)	$25,232	4.4	$47,417	$(23,277)	$24,140	4.5
Customer list	5,101	(1,945)	3,156	2.7	6,301	(3,004)	3,297	3.1
Non-compete agreement	2,200	(1,008)	1,192	2.0	2,200	(1,558)	642	2.0
Trademark	1,450	(48)	1,402	5.0	1,450	(193)	1,257	5.0
Other	2,264	(2,130)	134	2.3	2,264	(2,159)	105	2.3

	$55,032	$(23,916)	$31,116		$59,632	$(30,191)	$29,441

          Amortization expense for amortizing intangible assets was $3.3 million and $6.3 million for the three and six months ended June 30, 2003, respectively. Estimated amortization expense related to intangible assets acquired prior to June 30, 2003 is $6.0 million for the remainder of fiscal 2003, and $6.4 million, $4.7 million, $4.4 million, $3.7 million and $4.2 million for fiscal year 2004, 2005, 2006, 2007 and thereafter, respectively. All intangible assets currently recorded will be fully amortized by the end of 2009.

5. Acquisitions

          On April 3, 2003, we acquired the outstanding shares of eCritical Inc. (“eCritical”), a provider of performance management solutions for network-enabled applications. eCritical’s products will extend our software monitoring solutions beyond the internal firewall to enable information technology (“IT”) administrators to monitor end user application response times and will serve as an additional complement to our end-to-end response time management solution. The purchase price for eCritical was $2.1 million, consisting of stock of $1.8 million, guaranteed future payments of $0.2 million related to employment agreements with certain key employees, and direct acquisition costs of $0.1 million.  Goodwill in the amount of $1.6 million was assigned to the license segment of our business and is not expected to be deductible for tax purposes. The acquisition was accounted for as a purchase with the purchase price allocated as follows (in thousands):

Assets	$33
Goodwill	1,562
Developed technology (amortization period of 5 years)	1,200
Deferred taxes	(382)
Liabilities assumed	(270)

$2,143

          We acquired the outstanding shares of Discus Data Solutions, Inc. (“Discus”), a provider of infrastructure management solutions for the Microsoft environment on May 30, 2003 in exchange for cash paid of $5.9 million, guaranteed future consideration of $2.0 million and direct acquisition costs of $0.1 million.  Discus Data’s products broaden our core products for the Microsoft environment, specifically enabling Microsoft IT administrators with complementary functionality to manage user populations within Active Directory and Exchange environments. Of the cash paid, $0.6 million was withheld to collateralize certain indemnification obligations of the selling shareholders. Goodwill in the amount of $5.8 million is not expected to be deductible for tax purposes and was assigned as follows: $4.4 million to the license segment and $1.4 million to the services segment of our business. The acquisition was accounted for as a purchase with the purchase price allocated as follows (in thousands):

Assets	$746
Goodwill	5,825
Developed technology (amortization period of 5 years)	2,200
Customer list (amortization period of 5 years)	1,200
Deferred taxes	(1,229)
Liabilities assumed	(716)

$8,026

          We are required to pay guaranteed future consideration of $2.0 million no later than May 30, 2005. Payment of $1.0 million of the future consideration is required to be paid earlier if the completion of certain deliverables is achieved and the remaining $1.0 million is required to be paid earlier if certain earn-out requirements are met.

          An additional non-guaranteed amount of up to $1.0 million may be earned over the two year period following the acquisition if certain sales of Discus products, based on a formula, exceed $5 million and $9 million in the first and second year, respectively, following the close of the acquisition. Such payments will be recorded as compensation expense when and if such amounts are earned.

         We acquired the outstanding shares of BB4 Technologies, Inc., a provider of systems availability monitoring solutions in February 2002 and Sitraka, Inc., a leading developer of application server performance management products in November 2002. Actual results of operations of the companies acquired in 2002 and of those acquired in the three months ended June 30, 2003 are included in the condensed consolidated financial statements from the dates of acquisition. The pro forma results of operations data for the three and six months ended June 30, 2002 and 2003 presented below assume that the acquisitions made in 2002 and 2003 had been made at the beginning of the fiscal years presented and include amortization of identified intangibles from that date. The pro forma data is presented for informational purposes only and is not necessarily indicative of the results of future operations nor of the actual results that would have been achieved had the acquisitions taken place at the beginning of each fiscal year (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Revenues	$65,911	$71,312	$130,064	$143,459
Net income	129	2,739	628	4,720
Net income per share—basic and diluted	$0.00	$0.03	$0.01	$0.05

         The changes in the carrying amount of goodwill by reportable operating segment for the six months ended June 30, 2003 is as follows (in thousands):

	Licenses	Services	Total

Balance as of December 31, 2002	$176,105	$55,612	$231,717
Goodwill acquired during six months ended June 30, 2003:
eCritical	1,562	—	1,562
Discus	4,427	1,398	5,825
Goodwill adjustment for Sitraka severance costs	449	142	591

Balance as of June 30, 2003	$182,543	57,152	$239,695

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

          The following table shows the allocation to Cost of Licenses Revenues, Cost of Services Revenues, Sales and Marketing, Research and Development, and General and Administrative expenses of such costs based on the related headcount for the three and six months ended June 30, 2002 and 2003 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Cost of licenses revenues	$—	$1	$—	$1
Cost of services revenues	(1)	18	58	45
Sales and marketing	(14)	238	444	470
Research and development	(39)	130	294	313
General and administrative	(3)	18	72	71

Total other compensation costs	$(57)	$405	$868	$900

          We expect to amortize at least $0.3 million per quarter throughout 2003, and insignificant amounts through 2004, which corresponds to the remaining vesting periods of the related options.

          Consistent with the provisions of Accounting Principles Board Opinion No. 25 and Emerging Issues Task Force No. 00-23, we decrease other compensation cost when an employee forfeits an award prior to vesting in the period of forfeiture. During the three months ended June 30, 2002, the reduction in other compensation cost associated with unvested awards that were forfeited exceeded the other compensation cost recognized for other awards that continue to vest, resulting in a net decrease to other compensation cost.

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

          The following table summarizes our earnings per share computation for the three and six months ended June 30, 2002 and 2003 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Net income	$2,415	$3,066	$4,305	$5,600

Basic net income per share – weighted average shares	90,323	91,672	90,037	91,325
Incremental common shares attributable to shares issuable under employee stock plans	2,254	1,972	3,177	1,934

Diluted net income per share – weighted average shares	92,577	93,644	93,214	93,259

Net income per share – basic and diluted	$0.03	$0.03	$0.05	$0.06

          For the three and six months ended June 30, 2003, options to purchase 7,546 and 12,018 shares of common stock, respectively, with a weighted average price of $21.37 and $17.50, respectively, were anti-dilutive because the exercise price of the options was greater than the average fair market value of our common stock for the periods then ended.

8. Shareholders’ Equity

          In January 2003, 286,815 shares of common stock were purchased under our Employee Stock Purchase Plan at a price of $7.97 per share.

9. Stock Option Plans

          The following table summarizes information about stock options outstanding as of June 30, 2003 (in thousands, except for per share data):

	Number of Shares	Weighted-Average Exercise Price

Balance at December 31, 2002	19,710	13.28
Granted	1,080	10.89
Exercised	(1,025)	4.04
Canceled	(970)	14.08

Balance at June 30, 2003	18,795	13.59

Options exercisable as of June 30, 2003	5,792	14.10

Weighted-average fair value of options granted during the six months ended June 30, 2003		5.26

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

          Reportable segment data for the three and six months ended June 30, 2002 and 2003 is as follows (in thousands):

	Licenses	Services	Total

Three months ended June 30, 2002
Revenues	$38,999	$22,891	$61,890
Cost of Revenues	2,291	4,593	6,884

Gross profit	$36,708	$18,298	$55,006

Three months ended June 30, 2003
Revenues	$41,164	$29,671	$70,835
Cost of Revenues	3,501	5,343	8,844

Gross profit	$37,663	$24,328	$61,991

Six months ended June 30, 2002
Revenues	$76,642	$44,839	$121,481
Cost of Revenues	4,612	8,963	13,575

Gross profit	$72,030	$35,876	$107,906

Six months ended June 30, 2003
Revenues	$83,886	$58,148	$142,034
Cost of Revenues	6,563	10,538	17,101

Gross profit	$77,323	$47,610	$124,933

          Revenues are attributed to geographic areas primarily based on the location of the entity to which the products or services were delivered. Revenues, gross profit, income (loss) from operations and long-lived assets concerning principal geographic areas in which we operate are as follows (in thousands):

	North America (1)	Europe	Other International	Total

Three months ended June 30, 2002
Revenues	$45,062	$14,860	$1,968	$61,890
Gross profit	45,164	9,235	607	55,006
Income (loss) from operations	1,899	(598)	220	1,521
Long-lived assets	451,549	1,958	1,280	454,787
Three months ended June 30, 2003
Revenues	$51,093	$17,393	$2,349	$70,835
Gross profit	48,135	13,432	424	61,991
Income (loss) from operations	1,549	(7,349)	6,709	909
Long-lived assets	420,501	3,159	748	424,408
Six months ended June 30, 2002
Revenues	$91,567	$26,288	$3,626	$121,481
Gross profit	89,790	16,775	1,341	107,906
Income (loss) from operations	4,281	(1,858)	513	2,936
Long-lived assets	451,549	1,958	1,280	454,787
Six months ended June 30, 2003
Revenues	$105,087	$32,702	$4,245	$142,034
Gross profit	104,454	19,364	1,115	124,933
Income (loss) from operations	7,754	(14,274)	9,637	3,118
Long-lived assets	420,501	3,159	748	424,408

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

          We have a venture capital investment in a private equity fund for business and strategic purposes, and may make additional investments of this nature in the future. At June 30, 2003, we valued this cost basis investment at $1.0 million which included an additional capital contribution of $0.6 million during the quarter ended June 30, 2003. In addition, we have committed to make additional capital contributions to this private equity fund totaling $1.7 million. If the companies in which we make direct or indirect investments in do not complete initial public offerings or are not acquired by publicly traded companies or for cash, we may not be able to sell these investments. In addition, even if we are able to sell these investments we cannot assure that we will be able to sell them at a gain or even recover our investment. During the three months ended June 30, 2002, we recorded a write down of $1.1 million associated with an other-than-temporary impairment of our venture capital investment. We do not believe that any impairment exists as of June 30, 2003.

12. Commitments and Contingencies

          On July 2, 2002, Computer Associates International, Inc. filed a complaint against us and four of our employees in the U.S. District Court for the Northern District of Illinois alleging copyright infringement and trade secret misappropriation in connection with the development of the database administration component of our Quest Central for DB2 product and seeking injunctive relief and unspecified money damages. The complaint was amended in May 2003 to add another Quest employee as a defendant and to assert breach of contract claims against three of the individual defendants. We will vigorously defend CA’s claims and do not believe that this matter will have a material adverse effect on our results of operations or financial condition.

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

          In the normal course of our business, we enter into certain types of agreements that require us to indemnify or guarantee the obligations of other parties. These commitments include (i) intellectual property indemnities to licensees of our software products, (ii) indemnities to certain lessors under office space leases for certain claims arising from our use or occupancy of the related premises, or for the obligations of our subsidiaries under leasing arrangements, (iii) indemnities to customers, vendors and service providers for claims based on negligence or willful misconduct of our employees and agents, and (iv) indemnities to our directors and officers to the maximum extent permitted under applicable law. The terms and duration of these commitments varies and, in some cases, may be indefinite, and certain of these commitments do not limit the maximum amount of future payments we could become obligated to make thereunder; accordingly, our actual aggregate maximum exposure related to these types of commitments cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for obligations of this nature, and no liabilities have been recorded for these obligations in the accompanying consolidated balance sheets as the fair value of these obligations issued during the three and six months ended June 30, 2003 was not significant to our financial position, results of operations, or cash flows.

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

Overview

          We provide application management software solutions that maximize the availability, performance and manageability of our customer’s business critical applications and their associated databases and other components. Many of our products also increase the cost effectiveness of a customer’s IT investments, including personnel, software and hardware.

          Our revenues consist of software license fees and service fees. Our software-licensing model is primarily based on perpetual license fees, and our license fees are calculated either on a per-server basis or, for our SQL development, report management and Microsoft administration tools, on a per user basis. Service revenues primarily represent the ratable recognition of software maintenance contract fees, which entitle a customer to technical support via telephone and the internet and product enhancements. These maintenance contracts all have annual terms. Customers purchase a software maintenance contract for the first year when they license a product and have the option of renewing the maintenance contract annually thereafter. Service revenues also include revenues from consulting and training services.

Restatement

          We have restated our condensed consolidated financial statements for the year ended December 31, 2002 and three-and six-month periods ended June 30, 2002 to correct computational errors made in translating property and equipment and deferred revenue balances of foreign subsidiaries into U.S. Dollars. See “Note 2—Restatement” in the accompanying Notes to Condensed Consolidated Financial Statements for additional discussion regarding cause and effect of the computational errors and for a presentation of the impact of the restatement on our condensed consolidated statements of operations for the three and six months ended June 30, 2002 and our condensed consolidated balance sheet as of June 30, 2002.

          The following discussion reflects the effects of the restatement on our results of operations for the three- and six-month periods ended June 30, 2002.

Results of Operations

          The following table sets forth certain condensed consolidated statement of operations data as a percentage of total revenues, except as indicated:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Revenues:
Licenses	63.0%	58.1%	63.1%	59.1%
Services	37.0	41.9	36.9	40.9

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Licenses	1.6	1.6	1.6	1.5
Services	7.4	7.5	7.4	7.4
Amortization of purchased intangible assets	2.1	3.3	2.2	3.2

Total cost of revenues	11.1	12.4	11.2	12.1

Gross profit	88.9	87.6	88.8	87.9
Operating expenses:
Sales and marketing	51.0	50.7	50.7	50.7
Research and development	24.4	24.0	24.9	24.1
General and administrative	10.2	10.3	10.1	9.7
Amortization of purchased intangible assets	0.8	1.3	0.7	1.2

Total operating expenses	86.4	86.3	86.4	85.7

Income from operations	2.5	1.3	2.4	2.2
Other income, net	6.0	5.6	4.5	4.1
Write-down of investments	(1.8)	—	(0.9)	—

Income before income taxes	6.7	6.9	6.0	6.3
Income tax provision	2.8	2.6	2.5	2.4

Net income	3.9%	4.3%	3.5%	3.9%

As a percentage of related revenues:
Cost of licenses	2.6%	2.8%	2.5%	2.5%
Cost of services	20.1%	18.0%	20.0%	18.1%

Three Months Ended June 30, 2002 and 2003

Revenues

          Total revenues increased 14.5% to $70.8 million for the three months ended June 30, 2003 from $61.9 million in the comparable period of 2002.

          License Revenues—License revenues increased 5.6% to $41.2 million for the three months ended June 30, 2003 from $39.0 million in the comparable period of 2002. License revenues represented 58.1% of total revenues for the three months ended June 30, 2003, compared to 63.0% for the same period of 2002. License revenues outside of North America accounted for 33.1% and 30.6% of total license revenues for the three months ended June 30, 2002 and 2003, respectively.

          License revenue growth from the prior year primarily derived from the acquisition of Sitraka, Inc. in November 2002 as well as the devaluation of the U.S. Dollar relative to certain foreign currencies, primarily the Euro and the British Pound. License revenues in the quarter reflected year-over-year declines in sales of our high availability products for Oracle and our Vista output management products. Other product areas were generally flat year over year, with growth being seen in our Application Performance Management products such as Foglight and our Microsoft Infrastructure products. License revenues as a percentage of total revenues have declined because revenues from software maintenance have had higher growth rates than revenues from licenses.

          Service Revenues—Service revenues increased by 29.6% to $29.7 million for the three months ended June 30, 2003 from $22.9 million for the same period in 2002. Service revenues outside of North America accounted for 16.9% and 24.2% of total service revenues for the three months ended June 30, 2002 and 2003, respectively. Higher maintenance revenues derived from the contribution of Sitraka’s product maintenance revenues, higher maintenance revenues generated by a larger customer base and the devaluation of the U.S. Dollar relative to certain foreign currencies, primarily the Euro and the British Pound. Revenues from professional services represented 8.8% and 11.8% of total service revenues for the three months ended June 30, 2002 and 2003, respectively.

Cost of Revenues

          Cost of Licenses— Cost of licenses primarily consists of third-party software royalties, product packaging, documentation, duplication, delivery and personnel. Cost of licenses as a percentage of license revenues was 2.6% and 2.8% for the three months ended June 30, 2002 and 2003, respectively. We expect that cost of licenses as a percentage of license revenues will remain relatively constant throughout 2003.

          Cost of Services—Cost of services primarily consists of personnel, facilities and systems costs used in providing support, consulting and training services. Cost of services increased by $0.8 million to $5.3 million for the three months ended June 30, 2003 from $4.6 million in the same period of 2002, representing an increase of 16.3%. The increase in cost of services is primarily due to an increase in the number of technical support personnel and consultants, mainly from the acquisition of Sitraka. The margin improvement is primarily due to our continued increase in customer maintenance and support revenues with a lower associated increase in headcount.

          Amortization of Purchased Intangible Assets—Amortization of purchased intangible assets increased 83.3% to $2.4 million for the three months ended June 30, 2003 from $1.3 million in the same period of 2002. The increase is primarily due to amortization of purchased intangible assets related to the acquisitions of Sitraka in 2002 and eCritical and Discus in the second quarter of 2003, offset slightly by purchased intangible assets from acquisitions made in 2000 that were fully amortized by the end of 2002. See Note 4 of the “Notes to Condensed Consolidated Financial Statements” for discussion of estimated future amortization expense. The useful lives of the acquired technologies range from two to seven years. See “Critical Accounting Policies and Estimates” for additional discussion regarding accounting for intangible assets.

Operating Expenses

          Sales and Marketing— Sales and marketing expenses consist primarily of the following types of costs related to our sales and marketing activities: compensation and benefits; sales commissions; facilities and systems; recruiting; trade shows; travel and entertainment; and marketing communications. Sales and marketing expenses increased 13.7% to $35.9 million for the three months ended June 30, 2003 from $31.6 million in the same period of 2002. The increase in sales and marketing expenses resulted from increased labor expenses, primarily due to additional headcount from our acquisition of Sitraka, higher commission expenses from higher license revenues and commission rate increases and to the U.S. Dollar devaluation. Employee severance costs contributed approximately $0.4 million to sales and marketing expenses in the June 2003 quarter.

          Research and Development— Research and development expenses consist primarily of compensation and benefit costs for software developers, software product managers, quality assurance and technical documentation personnel, associated facilities and systems costs and payments made to outside software development consultants. Research and development expenses increased 12.5% to $17.0 million for the three months ended June 30, 2003 from $15.1 million in the comparable period of 2002. Additional headcount from our acquisition of Sitraka was the main reason for the increase in research and development expenses. Also contributing to the increase in research and development was the US Dollar devaluation and severance costs of approximately $0.2 million.

          General and Administrative— General and administrative expenses consist primarily of compensation and benefit costs for our executive, finance, legal, administrative and information services personnel, professional fees, and associated facilities and systems costs. General and administrative expenses increased to $7.3 million for the three months ended June 30, 2003 from $6.3 million in the same period of 2002, representing an increase of $1.0 million or 15.3%. The increase is primarily attributable to the inclusion of Sitraka’s general and administrative expenses, the US Dollar devaluation and an increase in directors’ and officers’ liability insurance premiums.

          Intangible Asset Amortization—Intangible asset amortization includes the amortization of customer lists, trademarks and a non-compete agreement associated with acquisitions. As a result of the acquisition of Sitraka, eCritical and Discus, these costs increased to $0.9 million for the three months ended June 30, 2003 from $0.5 million in the same period of 2002. All intangible assets are amortized over their estimated useful lives ranging from two to seven years and are assessed for impairment under Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

          Other Income (Expense), Net—Other income (expense), net consists primarily of interest income and gains and losses on foreign exchange rate fluctuations. Other income (expense), net was $4.0 million for the three months ended June 30, 2003 and $3.7 million for the same period of 2002 with the increase being attributable to foreign currency gains on certain non-U.S. Dollar denominated assets, primarily accounts receivable in English Pounds and Euros. Foreign currency gains were $2.8 million and $1.7 million in the three months ended June 30, 2003 and 2002, respectively. Interest income for the three months ended June 30, 2003, decreased from the previous year as a result of lower reinvestment rates.  The average interest rates of our investments are summarized under “Item 3: Quantitative and Qualitative Disclosures About Market Risks—Interest Rate Risk.”

          Write-down of Investments—Write-down of investments consists of adjustments for other than temporary impairment of minority equity investments that we make in non-publicly traded companies. These investments are included in other assets on our consolidated balance sheet. Write-down of investments was $1.1 million for the three months ended June 30, 2002.

          Income Taxes—Provision for income taxes was $1.7 million and $1.8 million for the three months ended June 30, 2002 and 2003, respectively, representing effective rates for these periods of 41.7% and 37.4%. The decline in the effective tax rate is primarily the result of increased research and development tax credits as a percentage of income before income tax provision.

Six Months Ended June 30, 2002 and 2003

Revenues

          Total revenues increased 16.9% to $142.0 million for the six months ended June 30, 2003 from $121.5 million in the comparable period of 2002.

          License Revenues—License revenues increased 9.5% to $83.9 million for the six months ended June 30, 2003 from $76.6 million in the comparable period of 2002. License revenues represented 59.1% of total revenues for the six months ended June 30, 2003, compared to 63.1% for the same period of 2002. License revenues outside of North America accounted for 29.2% and 27.6% of total license revenues for the six months ended June 30, 2002 and 2003, respectively.  License revenue growth from the prior year primarily derived from the acquisition of Sitraka, Inc. in November 2002 as well as the devaluation of the U.S. Dollar relative to certain other foreign currencies, primarily the Euro and the British Pound, offset by declining sales of our high availability products for Oracle and our Vista output management products.

          Service Revenues—Service revenues increased by 29.7% to $58.1 million for the six months ended June 30, 2003 from $44.8 million for the same period in 2002. Service revenues outside of North America accounted for 16.8% and 23.6% of total service revenues for the six months ended June 30, 2002 and 2003, respectively. Higher renewal maintenance fees derived from a larger customer base of installed products, the contribution of Sitraka’s support revenues and the devaluation of the US Dollar to certain other foreign currencies, primarily the Euro and the British Pound. Revenues from professional services represented 10.2% and 10.4% of total service revenues for the six months ended June 30, 2002 and 2003, respectively.

Cost of Revenues

          Cost of Licenses—Cost of licenses as a percentage of license revenues was 2.5% for the six months ended June 30, 2002 and 2003.

          Cost of Services—Cost of services increased by $1.6 million to $10.5 million for the six months ended June 30, 2003 from $9.0 million in the same period of 2002, representing an increase of 17.6%. Cost of services as a percentage of service revenues declined to 18.1% for the six months ended June 30, 2003, compared to 20.0% in the same quarter of 2002. The increase in cost of services is primarily due to an increase in the number of technical support personnel and consultants, mainly from the acquisition of Sitraka. The margin improvement is primarily due to our continued increase in customer maintenance and support revenues with a lower associated increase in headcount.

          Amortization of Purchased Intangible Assets—Amortization of purchased intangible assets increased 67.0% to $4.5 million for the six months ended June 30, 2003 from $2.7 million in the same period of 2002. The increase is primarily due to amortization of purchased intangible assets related to the acquisitions of Sitraka in 2002 and eCritical and Discus in the second quarter of 2003, offset slightly by purchased intangible assets from acquisitions made in 2000 that were fully amortized by the end of 2002. See Note 4 of the “Notes to Condensed Consolidated Financial Statements” for discussion of estimated future amortization expense. The useful lives of the acquired technologies range from two to seven years. See “Critical Accounting Policies and Estimates” for additional discussion regarding accounting for intangible assets.

Operating Expenses

          Sales and Marketing—Sales and marketing expenses increased 16.9% to $72.0 million for the six months ended June 30, 2003 from $61.6 million in the same period of 2002. As in the June 2003 quarter, the increase in sales and marketing expenses resulted from increased labor expenses, primarily due to additional headcount from our acquisition of Sitraka, higher commission expenses from higher license revenues and commission rate increases and the US Dollar devaluation.

          Research and Development—Research and development expenses increased 12.9% to $34.2 million for the six months ended June 30, 2003 from $30.3 million in the comparable period of 2002. Additional headcount from our acquisition of Sitraka was the primary reason for the increase in research and development expenses. U.S. Dollar devaluation also contributed to the increase in research and development expenses in the six months ended June 30, 2003.

          General and Administrative—General and administrative expenses increased to $13.8 million for the six months ended June 30, 2003 from $12.2 million in the same period of 2002, representing an increase of $1.6 million or 13.4%. The increase is primarily attributable to the inclusion of Sitraka’s general and administrative expenses, the U.S. Dollar devaluation, as well as increases for rent, legal expenses and directors’ and officers’ liability insurance premiums offset slightly by a reduction of bad debt expense.

          Intangible Asset Amortization—As a result of the acquisition of Sitraka, eCritical and Discus, these costs increased to $1.8 million for the six months ended June 30, 2003 from $0.9 million in the same period of 2002. All intangible assets are amortized over their estimated useful lives ranging from two to seven years and are assessed for impairment under Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

          Other Income (Expense), Net—Other income (expense), net was $5.8 million for the six months ended June 30, 2003 and $5.5 million for the same period of 2002, with the increase being attributable to foreign currency gains on certain non-U.S. dollar denominated assets, primarily accounts receivable in English Pounds and Euros. Foreign currency gains were $3.5 million and $1.7 million in the six months ended June 30, 2003 and 2002, respectively. The interest income component of other income (expense) for the six months ended June 30, 2003 decreased year-over-year because of lower reinvestment rates. The average interest rates of our investments are summarized under “Item 3: Quantitative and Qualitative Disclosures About Market Risks—Interest Rate Risk.”

          Write-Down of Investments—Write-down of investments was $1.1 million for the six months ended June 30, 2002.

          Income Taxes—Provision for income taxes was $3.1 million and $3.4 million for the six months ended June 30, 2002 and 2003, respectively, representing effective rates for these periods of 41.5% and 37.5%. The decline in the effective tax rate is primarily the result of increased research and development tax credits as a percentage of income before income tax provision.

Liquidity and Capital Resources

         As of June 30, 2003, cash equivalents and short-term marketable securities were $138.0 million and we held $97.6 million of long-term investment grade corporate and government securities.  As of June 30, 2003, we had $2.0 million of debt assumed in an acquisition in September 2000 and $38.6 million of long-term contractual obligations associated with facilities leases, as described below.

          Net cash provided by operating activities was $32.0 million and $24.6 million for the six months ended June 30, 2003 and 2002, respectively. The increase in cash from operating activities in the six months ended June 30, 2003 was driven primarily by strong cash collections on first quarter 2003 transactions as well as higher net income, depreciation expense, income taxes payable and deferred revenue.

          Investing activities provided $0.2 million during the six months ended June 30, 2003, consisting of $8.7 million net cash from sales of marketable securities offset by $3.8 million in capital expenditures and $4.7 million paid for acquisitions, net of cash acquired. Net cash used in investing activities was $28.6 million in the six months ended June 30, 2002, consisting of $22.2 million net cash paid for purchases of marketable securities, $2.3 million in capital expenditures and $4.1 million paid for an acquisition. Capital expenditures primarily consisted of information technology hardware and software purchases.

          Financing activities generated $3.3 million and $6.2 million in the six months ended June 30, 2002 and 2003, respectively, primarily from issuance of our common stock under the employee stock purchase plan and employee stock option program.

          In December 2000, our Board of Directors authorized a stock repurchase program under which Quest may purchase up to two million shares of its common stock. Under the repurchase program, we may purchase shares from time to time at varying prices in open market or private transactions. In October 2001, our Board of Directors increased the total number of shares authorized for repurchase under the stock repurchase program from two million shares to five million. As of June 30, 2003, we had repurchased approximately 1.7 million shares of our common stock under this program for an aggregate cost of approximately $58.0 million. Repurchases help offset dilution from stock issued under our stock option and stock purchase plans. No shares of common stock were repurchased under this plan during the six months ended June 30, 2002 or 2003.

          As of June 30, 2003, our significant contractual obligations or commercial commitments include our facility lease commitments and operating leases for office facilities and certain items of equipment, and the remaining balance of certain indebtedness assumed in connection with our acquisition of FastLane in September 2000. These commitments will require cash payments of $14.7 million in 2003, $10.9 million in 2004, $8.3 million in 2005, $4.2 million in 2006 and $2.4 million thereafter. In connection with our acquisition of Discus Data, we agreed to pay guaranteed future consideration of $2.0 million no later than May 30, 2005. Payment of $1.0 million of the future consideration is required to be paid earlier if the completion of certain deliverables is achieved and the remaining $1.0 million is required to be paid earlier if certain earn-out requirements are met. In addition, we have committed to make additional capital contributions to a private equity fund totaling $1.7 million as capital calls are made. We do not have any off-balance sheet arrangements that could reduce our liquidity.

          Based on our current operating plan, we believe that our existing cash, cash equivalents and investment balances and cash flows from operations will be sufficient to finance our working capital and capital expenditure requirements through at least the next twelve months. If we are not able to generate or sustain positive cash flow from operations, we would be required to use existing cash, cash equivalents and investment balances to support our working capital. Our ability to generate cash from operations is subject to substantial risks described below under the caption “Risk Factors.”

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

Revenue Recognition

          We derive revenues from two primary sources: (1) software licenses and (2) services, which include customer support, consulting and education. We license our products through our direct sales force and indirectly through resellers. We recognize revenue in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition,” and related interpretations, and SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Based on our reading and interpretation of SOP 97-2 and SOP 98-9, we believe that our current sales contract terms and business arrangements have been properly reported. The AICPA and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry. Also, the Securities and Exchange Commission (SEC) has issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. Future interpretations of existing accounting standards or changes in our business practices could result in future changes in our revenue accounting policies that could have a material adverse effect on our business, financial condition and results of operations.

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

          For arrangements with multiple elements, we allocate revenue to each element of a transaction based upon its fair value as determined in reliance on “vendor-specific objective evidence.” Vendor-specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately. If we cannot objectively determine the fair value of any undelivered element included in bundled software and service arrangements, we defer revenue until all elements are delivered, services have been performed or until fair value can objectively be determined. When the fair value of a delivered element has not been established, we use the residual method to record revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

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

          Purchased intangible assets are recorded at the appraised value and amortized using the straight-line method over estimated useful lives of two to seven years. The net carrying amount of purchased intangible assets was considered recoverable at June 30, 2003. We will continue to evaluate the value of our purchased intangible assets on a periodic basis. Recoverability of these assets is determined based upon the forecasted undiscounted future net cash flows from the operations to which the assets relate, utilizing our best estimates, appropriate assumptions and projections at the time. These projected future cash flows may significantly vary over time as a result of increased competition, changes in technology, and fluctuations in demand. In the event that in the future it is determined that the purchased intangible assets value has been impaired, an adjustment will be made resulting in a charge for the write-down in the period in which the determination is made.

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

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation— Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods for voluntary transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation (“the fair value method”). SFAS No. 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financial statements. We adopted the provisions of SFAS No. 148 effective January 1, 2003 and have provided the disclosures required under SFAS No. 148 in Note 3 of the “Notes to Condensed Consolidated Financial Statements.” Adoption of SFAS No. 148 did not have an adverse impact on our consolidated results of operations and financial position since we have not adopted the fair value method. However, should we be required to adopt the fair value method in the future, such adoption could have a material impact on our consolidated results of operations or financial position.

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

          In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging.  The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003.  We do not expect that the adoption of this standard will have a material effect on our consolidated results of operations or financial position.

          In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect that the adoption of this standard will have a material effect on our consolidated results of operations or financial position because we have not issued any of these types of financial instruments.

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

Our efforts to constrain costs may strain our management, administrative, operational and financial infrastructure

          We are experiencing slower growth and are focused on increasing our operating margins.  These efforts place a strain on our management, administrative, operational and financial infrastructure. Our ability to manage our operations while reducing operating costs requires us to continue to improve our operational, financial and management controls and reporting systems and procedures. Although we achieved a year over year increase in our margins from fiscal 2001 to 2002, there can be no guarantees that we will be successful in achieving our profitability targets in any future quarterly or annual period.

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

Our operating results may be affected if we are required to change our accounting for employee stock options

          We currently account for the issuance of stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, no compensation expense is recognized for options granted to employees where the exercise price equals the market price of the underlying stock on the date of grant. Certain proposals related to treating the grant of an employee stock option as an expense are currently under consideration by accounting standards organizations and governmental authorities. If such proposals are adopted and we are required to change the way we account for stock options, our operating results could be negatively impacted as a result of the additional expenses associated with stock options. See Note 3 of Notes to Condensed Consolidated Financial Statements for a more detailed presentation of our accounting for stock-based compensation plans.

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

          The foreign currencies to which we currently have the most significant exposure are the Canadian dollar, the British pound, the Euro and the Australian dollar. Based on our overall currency rate exposure at June 30, 2003, a ten percent change in currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

          To date, we have not used derivative financial instruments to hedge our foreign exchange exposures, nor do we use such instruments for speculative trading purposes. We regularly monitor the potential cost and benefits of hedging foreign exchange exposures with derivatives and there remains the possibility that our foreign exchange hedging practices could change accordingly in time.

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

          Information about our investment portfolio is presented in the table below, which states the amortized book value and related weighted-average interest rates by year of maturity (in thousands):

	Amortized Book Value	Weighted Average Rate

Investments maturing by June 30,
2004	$140,003	1.93%
2005	12,783	3.62%
2006	24,101	3.69%
2007	30,000	2.58%
Thereafter	26,824	4.50%

Total portfolio	$233,711	2.58%

          We maintain a level of cash and cash equivalents such that we have generally been able to hold our investments to maturity. Accordingly, changes in the market interest rate would not have a material effect on the fair value of such investments.

Item 4: Controls and Procedures

Evaluation of disclosure controls and procedures:

          Our management, with the participation of the chief executive officer and chief financial officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based on such evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2003, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Internal control over financial reporting:

          We have corrected the process by which we apply historic currency exchange rates to transactions affecting property and equipment and deferred revenue balances of foreign subsidiaries in order to ensure that we correctly translate foreign currencies and report gains and losses on foreign exchange rate fluctuations in accordance with Statement of Financial Accounting Standard No. 52. During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1: Legal Proceedings

          On July 2, 2002, Computer Associates International, Inc. (CA) filed a complaint against us and four of our employees in the U.S. District Court for the Northern District of Illinois alleging copyright infringement and trade secret misappropriation in connection with our development of the database administration component of our Quest Central for DB2 product and seeking injunctive relief and unspecified money damages. The complaint was amended in May 2003 to add another Quest employee as a defendant and to assert breach of contract claims against three of the individual defendants. We will vigorously defend CA’s claims and do not believe that this matter will have a material adverse effect on our results of operations or financial condition.

          After we announced on July 23, 2003 that we would restate certain financial results as a result of our discovery of a computational error relating to foreign currency conversions, numerous separate complaints purporting to be class actions were filed in the United States District Court for the Central District of California alleging that we and some of our officers and directors violated provisions of the Securities Exchange Act of 1934. The complaints contain varying allegations, including that we made materially false and misleading statements with respect to our financial results for 2002 and the quarter ended March 31, 2003 included in our filings with the SEC, press releases and other public disclosures.  As of the time of filing of this report, these complaints have not yet been consolidated and neither a lead plaintiff nor lead counsel has been appointed.  In addition, one complaint purporting to be a derivative action has been filed in California state court against some of our directors and officers. This complaint is based on the same facts and circumstances described in the class action complaints and generally alleges that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. All of the complaints generally seek an unspecified amount of damages. The cases are in the very preliminary stages and we will vigorously defend these claims; however, it is not possible for us to quantify the extent of our potential liability, if any.  An unfavorable outcome in any of these cases could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, defending any litigation may be costly and divert management’s attention from the day-to-day operations of our business.

          We are a party to other litigation, which we consider to be routine and incidental to our business. Management does not expect the results of any of these actions to have a material adverse effect on our results of operations or financial condition.

Item 4: Submission of Matters to a Vote of Security Holders

          Our Annual Meeting of Shareholders was held on May 29, 2003. There was no solicitation in opposition to the management’s nominees as listed in Quest’s proxy statement, and all of such nominees were elected. At the Annual Meeting, our shareholders also ratified the appointment of Deloitte & Touche LLP as Quest’s independent auditors for the fiscal year ending December 31, 2003 and approved an increase in the number of shares available for issuance under our1999 Stock Incentive Plan and 1999 Employee Stock Purchase Plan. Set forth below are the number of votes cast for, against or abstaining, as to each matter (there were no broker non-votes).

          1.  Election of Directors:

Nominee	For	Against	Abstain

Vincent C. Smith	83,919,599	0	540,334
David M. Doyle	83,919,599	0	540,334
Doran G. Machin	83,909,185	0	550,748
Jerry Murdock, Jr.	83,919,599	0	540,334
Raymond J. Lane	83,919,599	0	540,334
Augustine L. Nieto II	83,919,599	0	540,334

          2.  Increase in number of shares reserved for issuance under our 1999 Stock Incentive Plan:

For	Against	Abstain

48,833,251	26,907,089	3,330

          3.  Increase in number of shares available for issuance under our 1999 Employee Stock Purchase Plan:

For	Against	Abstain

73,904,943	1,835,572	3,155

          4.  Ratification of Appointment of Deloitte & Touche LLP:

For	Against	Abstain

82,845,348	1,609,904	4,681

Item 6: Exhibits and Reports on Form 8-K

(a) EXHIBITS

Exhibit Number	Exhibit Title

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K

          On April 23, 2003, we filed a Current Report on Form 8-K furnishing the press release announcing our operating results for the quarter ended March 31, 2003.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST SOFTWARE, INC.

August 14, 2003	/s/ M. BRINKLEY MORSE

M. Brinkley Morse Vice President, Finance and Operations and Chief Financial Officer

/s/ KEVIN E. BROOKS

Kevin E. Brooks Principal Accounting Officer