Form 10-Q
period 2003-09-30
QUEST SOFTWARE INC
filed 2003-11-13
CIK 1088033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes  ☒    No  ☐

The number of shares outstanding of the Registrant’s Common Stock, no par value, as of October 31, 2003 was 93,047,473.

QUEST SOFTWARE, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1: Financial Statements

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	December 31, 2002	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$64,283	$94,391
Short-term marketable securities	27,841	21,292
Accounts receivable, net	39,898	38,563
Prepaid expenses and other current assets	9,653	8,104
Deferred income taxes	9,491	7,349

Total current assets	151,166	169,699
Property and equipment, net	44,505	38,435
Long-term marketable securities	115,422	135,503
Goodwill	231,717	239,696
Amortizing intangible assets, net	31,116	26,822
Deferred income taxes	15,014	15,030
Other assets	2,341	1,878

Total assets	$591,281	$627,063

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,308	$5,420
Accrued compensation	13,900	15,586
Other accrued expenses	23,678	26,025
Income taxes payable	1,262	4,214
Deferred revenue	63,210	68,010

Total current liabilities	107,358	119,255
Long-term liabilities and other	5,941	1,878
Commitments and contingencies (Notes 4, 10 and 11)
Shareholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value, 150,000 shares authorized; 90,715 and 92,810 issued and outstanding at December 31, 2002 and September 30, 2003, respectively	562,476	580,833
Accumulated deficit	(68,589)	(58,552)
Accumulated other comprehensive income	1,309	863
Notes receivable from sale of common stock	(17,214)	(17,214)

Net shareholders’ equity	477,982	505,930

Total liabilities and shareholders’ equity	$591,281	$627,063

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Revenues:
Licenses	$39,851	$41,423	$116,493	$125,310
Services	23,051	31,841	67,890	89,988

Total revenues	62,902	73,264	184,383	215,298
Cost of revenues:
Licenses	904	1,026	2,826	3,098
Services	4,321	5,267	13,285	15,805
Amortization of purchased intangible assets	1,288	1,899	3,978	6,391

Total cost of revenues	6,513	8,192	20,089	25,294

Gross profit	56,389	65,072	164,294	190,004
Operating expenses:
Sales and marketing	31,096	34,418	92,725	106,457
Research and development	14,685	16,415	44,944	50,589
General and administrative	6,201	7,438	18,418	21,285
Amortization of purchased intangible assets	479	889	1,343	2,643

Total operating expenses	52,461	59,160	157,430	180,974

Income from operations	3,928	5,912	6,864	9,030
Other income, net	1,221	1,308	6,732	7,156
Write-down of investments	—	—	(1,095)	—
Loss on sale of aircraft	(790)	—	(790)	—

Income before income tax provision	4,359	7,220	11,711	16,186
Income tax provision	2,089	2,782	5,136	6,148

Net income	$2,270	$4,438	$6,575	$10,038

Net income per share:
Basic	$0.03	$0.05	$0.07	$0.11

Diluted	$0.02	$0.05	$0.07	$0.11

Weighted average shares:
Basic	90,256	92,550	89,886	91,737
Diluted	92,195	94,213	92,645	93,571

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2002	2003
Cash flows from operating activities:
Net income	$6,575	$10,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,075	20,654
Compensation expense associated with stock option grants	921	796
Accrued interest receivable from shareholders	(99)	—
Deferred income taxes	(21)	(459)
Provision for bad debts	631	23
Write-down of investments	1,095	—
Loss on sale of aircraft	790	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	9,140	3,204
Prepaid expenses and other current assets	(1,556)	2,653
Other assets	176	(99)
Accounts payable	(690)	(44)
Accrued compensation	(641)	1,003
Other accrued expenses	(5,126)	(3,379)
Income taxes payable	4,081	8,634
Deferred revenue	3,974	4,200
Other liabilities	(1,255)	(277)

Net cash provided by operating activities	35,070	46,947
Cash flows from investing activities:
Purchases of property and equipment	(3,330)	(5,387)
Cash paid for acquisitions, net of cash acquired	(4,063)	(4,746)
Proceeds from sale of aircraft	1,932	—
Purchases of marketable securities	(43,873)	(107,491)
Sales and maturities of marketable securities	29,868	93,460

Net cash used in investing activities	(19,466)	(24,164)
Cash flows from financing activities:
Repayment of notes payable	(1,835)	(1,336)
Repayment of note receivable from shareholder	685	—
Repayment of capital lease obligations	(193)	(255)
Proceeds from the exercise of stock options	1,379	5,388
Proceeds from employee stock purchase plan	4,480	4,631

Net cash provided by financing activities	4,516	8,428
Effect of exchange rate changes on cash and cash equivalents	(709)	(1,103)

Net increase in cash and cash equivalents	19,411	30,108
Cash and cash equivalents, beginning of period	30,279	64,283

Cash and cash equivalents, end of period	$49,690	$94,391

Supplemental disclosures of condensed consolidated cash flow information:
Cash paid for:
Interest	$41	$51

Income taxes	$437	$380

Supplemental schedule of non-cash investing and financing activities:
Unrealized (loss) gain on available-for-sale securities	$1,170	$(447)

Tax benefit related to stock option exercises	$5,132	$5,701

See Note 4 for details of assets acquired and liabilities assumed in purchase transactions.

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net income	$2,270	$4,438	$6,575	$10,038
Other comprehensive income:
Unrealized (loss) gain on available-for-sale securities	365	(277)	1,170	(447)

Comprehensive income	$2,635	$4,161	$7,745	$9,591

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements as of September 30, 2003 and for the three and nine months ended September 30, 2002 and 2003, reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made to the September 30, 2002 balances in order to conform to the September 30, 2003 presentation.

These financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002, as amended.

Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for any future period.

2. New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002 and we provided the required disclosures in Note 11 “Commitments and Contingencies.” We adopted the recognition provisions of FIN 45 effective January 1, 2003 and such adoption did not have an impact on our condensed consolidated results of operations or financial position.

In December 2002, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods for voluntary transition to SFAS 123’s fair value method of accounting for stock-based employee compensation (“the fair value method”). SFAS 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. We adopted the provisions of SFAS 148 effective January 1, 2003 and have provided the disclosures required under SFAS 148 herein. Adoption of SFAS 148 did not impact our consolidated results of operations and financial position since we have not adopted the fair value method. However, should we be required to adopt the fair value method in the future, such adoption could have a material impact on our consolidated results of operations or financial position.

We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” As permitted by SFAS 123, as amended by SFAS 148, we have chosen to continue to account for our employee stock-based compensation plans under APB Opinion No. 25 and provide the expanded disclosures specified in SFAS 123, as amended by SFAS 148. Had employee stock based compensation cost been determined using the fair value method our net income would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net income:
As reported	$2,270	$4,438	$6,575	$10,038
Add: Stock-based compensation expense included in reported net income, net of related tax effects	219	78	572	490
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of related tax effects	(6,037)	(6,643)	(16,426)	(19,919)

Pro forma	$(3,548)	$(2,127)	$(9,279)	$(9,391)

Basic net income per share:
As reported	$0.03	$0.05	$0.07	$0.11
Pro forma	$(0.04)	$(0.02)	$(0.10)	$(0.10)
Diluted net income per share:
As reported	$0.02	$0.05	$0.07	$0.11
Pro forma	$(0.04)	$(0.02)	$(0.10)	$(0.10)

For purposes of estimating the compensation cost of our option grants in accordance with SFAS 123, as amended by SFAS 148, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Weighted-average assumptions used for the three and nine months ended September 30, 2002 and 2003 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Risk-free interest rates	5%	4%	5%	4%
Expected life (in years)	5	5	5	5
Expected stock volatility	86%	64%	86%	55%

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

In April 2003, the FASB issued SFAS No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging.” The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. We adopted SFAS No. 149 effective July 1, 2003 and such adoption did not have an impact on our condensed consolidated results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS No. 150 effective July 1, 2003 and such adoption did not have an impact on our condensed consolidated results of operations or financial position because we have not issued any of these types of financial instruments.

3. Amortizing Intangible Assets

Amortizing intangible assets as of December 31, 2002 and September 30, 2003, respectively, are comprised of the following (in thousands):

	December 31, 2002				September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
Acquired technology	$44,017	$(18,785)	$25,232	4.4	$47,417	$(25,176)	$22,241	4.5
Customer list	5,101	(1,945)	3,156	2.7	6,301	(3,545)	2,756	3.1
Non-compete agreement	2,200	(1,008)	1,192	2.0	2,200	(1,833)	367	2.0
Trademark	1,450	(48)	1,402	5.0	1,450	(266)	1,184	5.0
Other	2,264	(2,130)	134	2.3	2,445	(2,171)	274	2.3

	$55,032	$(23,916)	$31,116		$59,813	$(32,991)	$26,822

Amortization expense for amortizing intangible assets was $2.8 million and $9.1 million for the three and nine months ended September 30, 2003, respectively. Estimated amortization expense related to intangible assets acquired prior to September 30, 2003 is $2.1 million for the remainder of fiscal 2003, and $6.8 million, $5.0 million, $4.7 million, $4.0 million and $4.3 million for fiscal year 2004, 2005, 2006, 2007 and thereafter, respectively. All intangible assets currently recorded will be fully amortized by the end of 2009.

4. Acquisitions

We acquired the outstanding shares of eCritical Inc. (“eCritical”), a provider of performance management solutions for network-enabled applications on April 3, 2003. eCritical’s products extend our software monitoring solutions beyond the internal firewall to enable information technology (“IT”) administrators to monitor end user application response times and serve as an additional complement to our end-to-end response time management solution. The purchase price for eCritical was $2.1 million, consisting of stock of $1.8 million, of which $0.2 million was withheld in escrow for certain indemnification obligations of the selling shareholders, guaranteed future payments of $0.2 million related to employment agreements with certain key employees, and direct acquisition costs of $0.1 million. Goodwill in the amount of $1.6 million was assigned to the license segment of our business and is not expected to be deductible for tax purposes.

An additional non-guaranteed amount of up to $0.2 million may be earned in the two years following the acquisition if certain sales of eCritical products, based on a formula, exceed $1.0 million following the close of the acquisition. These non-guaranteed payments will be recorded as compensation expense when and if such amounts are earned.

The acquisition was accounted for as a purchase with the purchase price allocated as follows (in thousands):

Assets	$33
Goodwill	1,562
Developed technology (amortization period of 5 years)	1,200
Deferred taxes	(382)
Liabilities assumed	(270)

$2,143

We acquired the outstanding shares of Discus Data Solutions, Inc. (“Discus”), a provider of infrastructure management solutions for the Microsoft environment on May 30, 2003 in exchange for cash paid of $5.9 million, guaranteed future consideration of $2.0 million and direct acquisition costs of $0.1 million. Discus Data’s products broaden our core products for the Microsoft environment, specifically enabling Microsoft IT administrators with complementary functionality to manage user populations within Active Directory and Exchange environments. Of the cash paid, $0.6 million was withheld in escrow for certain indemnification obligations of the selling shareholders. Goodwill in the amount of $5.8 million is not expected to be deductible for tax purposes and was assigned as follows: $4.4 million to the license segment and $1.4 million to the services segment of our business.

We are required to pay guaranteed future consideration of $2.0 million no later than May 30, 2005. Payment of $1.0 million of the future consideration is required to be paid earlier if the completion of certain deliverables is achieved and the remaining $1.0 million is required to be paid earlier if certain earn-out requirements are met.

An additional non-guaranteed amount of up to $1.0 million may be earned over the two year period following the acquisition if certain sales of Discus products, based on a formula, exceed $5.0 million and $9.0 million in the first and second year, respectively, following the close of the acquisition. Such payments will be recorded as compensation expense when and if such amounts are earned.

The acquisition was accounted for as a purchase with the purchase price allocated as follows (in thousands):

Assets	$746
Goodwill	5,825
Developed technology (amortization period of 5 years)	2,200
Customer list (amortization period of 5 years)	1,200
Deferred taxes	(1,229)
Liabilities assumed	(716)

$8,026

We acquired the outstanding shares of BB4 Technologies, Inc., a provider of systems availability monitoring solutions in February 2002 and Sitraka, Inc., a leading developer of application server performance management products in November 2002. Actual results of operations of the companies acquired in 2002 and of those acquired in the three months ended June 30, 2003 are included in the condensed consolidated financial statements from the dates of acquisition. The pro forma results of operations data for the three and nine months ended September 30, 2002 and 2003 presented below assume that the acquisitions made in 2002 and 2003 had been made at the beginning of the fiscal years presented and include amortization of identified intangibles from that date. The pro forma data is presented for informational purposes only and is not necessarily indicative of the results of future operations nor of the actual results that would have been achieved had the acquisitions taken place at the beginning of each fiscal year (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Revenues	$66,923	$73,264	$196,987	$216,723
Net income	(16)	4,438	1,472	9,158
Net income per share—basic and diluted	$—	$0.05	$0.02	$0.10

The changes in the carrying amount of goodwill by reportable operating segment for the nine months ended September 30, 2003 is as follows (in thousands):

	Licenses	Services	Total
Balance as of December 31, 2002	$176,105	$55,612	$231,717
Goodwill acquired during nine months ended September 30, 2003:
eCritical	1,562	—	1,562
Discus	4,427	1,398	5,825
Goodwill adjustment for Sitraka severance costs	450	142	592

Balance as of September 30, 2003	$182,544	$57,152	$239,696

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

The following table shows the allocation of such costs to cost of licenses and services revenues and operating expenses based on the related headcount for the three and nine months ended September 30, 2002 and 2003 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Cost of licenses revenues	$—	$1	$—	$2
Cost of services revenues	31	13	90	58
Sales and marketing	203	82	646	553
Research and development	177	78	471	389
General and administrative	51	12	123	84

Total other compensation costs	$462	$186	$1,330	$1,086

We expect amortization to be insignificant during the fourth quarter of 2003 and throughout 2004, which corresponds to the remaining vesting periods of the related options.

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

The following table summarizes our earnings per share computation for the three and nine months ended September 30, 2002 and 2003 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net income	$2,270	$4,438	$6,575	$10,038
Basic net income per share—weighted average shares	90,256	92,550	89,886	91,737
Incremental common shares attributable to shares issuable under employee stock plans	1,939	1,663	2,759	1,834

Diluted net income per share—weighted average shares	92,195	94,213	92,645	93,571

Net income per share—basic	$0.03	$0.05	$0.07	$0.11

Net income per share—diluted	$0.02	$0.05	$0.07	$0.11

For the three and nine months ended September 30, 2003, options to purchase 8,868 and 9,289 shares of common stock, respectively, with a weighted average price of $19.65 and $19.41, respectively, were anti-dilutive because the exercise price of the options was greater than the average fair market value of our common stock for the periods then ended.

7. Shareholders’ Equity

In January and July of 2003, 286,815 and 311,884 shares of common stock were purchased under our Employee Stock Purchase Plan at a price of $7.97 and $7.52 per share, respectively.

8. Stock Option Plans

The following table summarizes information about stock options outstanding as of September 30, 2003 (in thousands, except for per share data):

	Number of Shares	Weighted- Average Exercise Price
Balance at December 31, 2002	19,710	$13.28
Granted	6,614	11.36
Exercised	(1,298)	4.15
Canceled	(1,618)	14.51

Balance at September 30, 2003	23,408	13.15

Options exercisable as of September 30, 2003	6,660	$13.83

The weighted-average fair value of options granted during the nine months ended September 30, 2003 was $6.33.

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

Reportable segment data for the three and nine months ended September 30, 2002 and 2003 is as follows (in thousands):

	Licenses	Services	Total
Three months ended September 30, 2002
Revenues	$39,851	$23,051	$62,902
Cost of Revenues	2,192	4,321	6,513

Gross profit	$37,659	$18,730	$56,389

Three months ended September 30, 2003
Revenues	$41,423	$31,841	$73,264
Cost of Revenues	2,925	5,267	8,192

Gross profit	$38,498	$26,574	$65,072

Nine months ended September 30, 2002
Revenues	$116,493	$67,890	$184,383
Cost of Revenues	6,804	13,285	20,089

Gross profit	$109,689	$54,605	$164,294

Nine months ended September 30, 2003
Revenues	$125,310	$89,988	$215,298
Cost of Revenues	9,489	15,805	25,294

Gross profit	$115,821	$74,183	$190,004

Revenues are attributed to geographic areas primarily based on the location of the entity to which the products or services were delivered. Revenues, gross profit, income (loss) from operations and long-lived assets concerning principal geographic areas in which we operate are as follows (in thousands):

	North America (1)	Europe	Other International	Total
Three months ended September 30, 2002
Revenues	$47,451	$14,020	$1,431	$62,902
Gross profit	46,743	8,883	763	56,389
Income (loss) from operations	5,430	(1,533)	31	3,928
Long-lived assets	429,178	2,890	1,127	433,195
Three months ended September 30, 2003
Revenues	$53,293	$17,877	$2,094	$73,264
Gross profit	47,987	15,772	1,313	65,072
Income (loss) from operations	2,939	5,090	(2,117)	5,912
Long-lived assets	447,648	2,685	7,031	457,364
Nine months ended September 30, 2002
Revenues	$139,018	$40,308	$5,057	$184,383
Gross profit	135,519	25,658	3,117	164,294
Income (loss) from operations	9,715	(3,391)	540	6,864
Long-lived assets	429,178	2,890	1,127	433,195
Nine months ended September 30, 2003
Revenues	$158,380	$50,579	$6,339	$215,298
Gross profit	152,440	35,136	2,428	190,004
Income (loss) from operations	10,694	(9,184)	7,520	9,030
Long-lived assets	447,648	2,685	7,031	457,364

(1)	Principally represents operations in the United States.

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

We have a venture capital investment in a private equity fund for business and strategic purposes, and may make additional investments of this nature in the future. At September 30, 2003, we valued this cost basis investment at $1.0 million and are committed to make additional capital contributions to this private equity fund totaling $1.7 million. If the companies in which we make direct or indirect investments in do not complete initial public offerings or are not acquired by publicly traded companies for cash, we may not be able to sell these investments. In addition, even if we are able to sell these investments we cannot assure that we will be able to sell them at a gain or even recover our investment. We do not believe that any impairment exists as of September 30, 2003.

11. Commitments and Contingencies

On July 2, 2002, Computer Associates International, Inc. filed a complaint against us and four of our employees in the U.S. District Court for the Northern District of Illinois alleging copyright infringement and trade secret misappropriation in connection with the development of the database administration component of our Quest Central for DB2 product and seeking injunctive relief and unspecified money damages. The complaint was amended in May 2003 to add another Quest employee as a defendant and to assert breach of contract claims against three of the individual defendants. In October 2003, CA filed a motion for preliminary injunction. A ruling on this motion is not expected until late in the first quarter of 2004. If granted, we would be preliminarily enjoined from licensing Quest Central for DB2. We will vigorously defend CA’s claims and do not believe that this matter will have a material adverse effect on our results of operations or financial condition.

After we announced on July 23, 2003 that we would restate certain financial results as a result of our discovery of a computational error relating to foreign currency conversions, numerous separate complaints purporting to be class actions were filed in the United States District Court for the Central District of California alleging that we and some of our officers and directors violated provisions of the Securities Exchange Act of 1934. The complaints contain varying allegations, including that we made materially false and misleading statements with respect to our financial results for 2002 and the quarter ended March 31, 2003 included in our filings with the SEC and press releases. Orders designating a lead plaintiff and consolidating the federal class action complaints were issued by the U. S. District Court in late October 2003, and an amended consolidated class action complaint is expected to be filed late in the fourth quarter of 2003. In addition, one complaint purporting to be a derivative action has been filed in California state court against some of our directors and officers. This complaint is based on the same facts and circumstances described in the class action complaints and generally alleges that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. All of the complaints generally seek an unspecified amount of damages. The cases are in the very preliminary stages and we will vigorously defend these claims; however, it is not possible for us to quantify the extent of our potential liability, if any. Accordingly, no amounts have been accrued in the accompanying financial statements. An unfavorable outcome in any of these cases could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, defending any litigation may be costly and divert management’s attention from the day-to-day operations of our business.

We are a party to other litigation, which we consider to be routine and incidental to our business. Management does not expect the results of any of these actions to have a material adverse effect on our results of operations or financial condition.

In the normal course of our business, we enter into certain types of agreements that require us to indemnify or guarantee the obligations of other parties. These commitments include (i) intellectual property indemnities to licensees of our software products, (ii) indemnities to certain lessors under office space leases for certain claims arising from our use or occupancy of the related premises, or for the obligations of our subsidiaries under leasing arrangements, (iii) indemnities to customers, vendors and service providers for claims based on negligence or willful misconduct of our employees and agents, and (iv) indemnities to our directors and officers to the maximum extent permitted under applicable law. The terms and duration of these commitments varies and, in some cases, may be indefinite, and certain of these commitments do not limit the maximum amount of future payments we could become obligated to make thereunder; accordingly, our actual aggregate maximum exposure related to these types of commitments cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for obligations of this nature, and no liabilities have been recorded for these obligations in the accompanying consolidated balance sheets as the fair value of these obligations issued during the three and nine months ended September 30, 2003 was not significant to our financial position, results of operations, or cash flows.

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

Our revenues consist of software license fees and service fees. Our software-licensing model is primarily based on perpetual license fees, and our license fees are calculated either on a per-server basis or, for our SQL and J2EE development, report management, Microsoft administration tools, on a per user basis. Service revenues primarily represent the ratable recognition of software maintenance contract fees, which entitle a customer to technical support via telephone and the internet and product enhancements. These maintenance contracts have annual terms. Customers purchase a software maintenance contract for the first year when they license a product and have the option of renewing the maintenance contract annually thereafter. Service revenues also include revenues from consulting and training services.

Results of Operations

The following table sets forth certain condensed consolidated statement of operations data as a percentage of total revenues, except as indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Revenues:
Licenses	63.4%	56.5%	63.2%	58.2%
Services	36.6	43.5	36.8	41.8

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Licenses	1.4	1.4	1.5	1.4
Services	6.9	7.2	7.2	7.3
Amortization of purchased intangible assets	2.0	2.6	2.2	3.0

Total cost of revenues	10.3	11.2	10.9	11.7

Gross profit	89.7	88.8	89.1	88.3
Operating expenses:
Sales and marketing	49.4	47.0	50.3	49.4
Research and development	23.3	22.4	24.4	23.5
General and administrative	9.9	10.2	10.0	9.9
Amortization of purchased intangible assets	0.8	1.2	0.7	1.2

Total operating expenses	83.4	80.8	85.4	84.0

Income from operations	6.3	8.0	3.7	4.3
Other income, net	1.9	1.8	3.7	3.3
Write-down of investments	—	—	(0.6)	—
Loss on sale of aircraft	(1.3)	—	(0.4)	—

Income before income taxes	6.9	9.8	6.4	7.6
Income tax provision	3.3	3.8	2.8	2.9

Net income	3.6%	6.0%	3.6%	4.7%

As a percentage of related revenues:
Cost of licenses	2.3%	2.5%	2.4%	2.5%
Cost of services	18.7%	16.5%	19.6%	17.6%

Three Months Ended September 30, 2002 and 2003

Revenues

Total revenues increased 16.5% to $73.3 million for the three months ended September 30, 2003 from $62.9 million in the comparable period of 2002.

License Revenues—License revenues increased 3.9% to $41.4 million for the three months ended September 30, 2003 from $39.9 million in the comparable period of 2002. License revenues represented 56.5% of total revenues for the three months ended September 30, 2003, compared to 63.4% for the same period of 2002. License revenues outside of North America accounted for 29.3% and 28.1% of total license revenues for the three months ended September 30, 2003 and 2002, respectively.

License revenues growth from the prior year primarily derived from the acquisition of Sitraka, Inc. in November 2002 as well as the impact from the devaluation of the U.S. Dollar relative to certain foreign currencies, primarily the Euro and the British Pound. We saw growth year-over-year in our Application Performance Management and Microsoft Infrastructure products, which were offset by declines in sales of our high availability products for Oracle and our Vista output management products.

Service Revenues—Service revenues increased by 38.1% to $31.8 million for the three months ended September 30, 2003 from $23.1 million for the same period in 2002. Service revenues outside of North America accounted for 24.5% and 18.5% of total service revenues for the three months ended September 30, 2003 and 2002, respectively. Higher maintenance revenues derived from our greater success in renewing the maintenance contracts of our growing installed base of customers, the devaluation of the U.S. Dollar relative to certain foreign currencies, primarily the Euro and the British Pound, and the acquisition of Sitraka in November 2002. Revenues from professional services represented 9.1% and 10.0% of total service revenues for the three months ended September 30, 2003 and 2002, respectively.

Cost of Revenues

Cost of Licenses—Cost of licenses primarily consists of third-party software royalties, product packaging, documentation, duplication, delivery and personnel. Cost of licenses as a percentage of license revenues was 2.5% and 2.3% for the three months ended September 30, 2003 and 2002, respectively.

Cost of Services—Cost of services primarily consists of personnel, facilities and systems costs used in providing support, consulting and training services. Cost of services increased by 21.9% to $5.3 million for the three months ended September 30, 2003 from $4.3 million in the same period of 2002. The increase in cost of services is primarily due to an increase in the number of technical support personnel and consultants, mainly from the acquisition of Sitraka. Cost of services as a percentage of service revenues was 16.5% and 18.7% for the three months ended September 30, 2003 and 2002, respectively. The margin improvement is primarily due to our continued increase in customer maintenance and support revenues with a lower associated increase in headcount.

Amortization of Purchased Intangible Assets—Amortization of purchased intangible assets increased 47.4% to $1.9 million for the three months ended September 30, 2003 from $1.3 million in the same period of 2002. The increase is primarily due to amortization of purchased intangible assets related to the acquisitions of eCritical and Discus in the second quarter of 2003 and Sitraka in 2002, offset slightly by purchased intangible assets from acquisitions made in 2000 that were fully amortized prior to the three month period ended September 30, 2003. See Note 3 of the “Notes to Condensed Consolidated Financial Statements” for discussion of estimated future amortization expense. The useful lives of the acquired technologies range from two to seven years. See “Critical Accounting Policies and Estimates” for additional discussion regarding accounting for intangible assets.

Operating Expenses

Sales and Marketing—Sales and marketing expenses consist primarily of the following types of costs related to our sales and marketing activities: compensation and benefits; sales commissions; facilities and systems; recruiting; trade shows; travel and entertainment; and marketing communications. Sales and marketing expenses increased 10.7% to $34.4 million for the three months ended September 30, 2003 from $31.1 million in the same period of 2002. The increase in sales and marketing expenses resulted from increased labor expenses, primarily due to additional headcount from our acquisition of Sitraka, higher commission and commission rate increases and to the U.S. Dollar devaluation. In addition, employee severance costs contributed approximately $0.5 million to sales and marketing expenses in the September 2003 quarter. These increases were offset by lower marketing program costs in the September 2003 quarter and by the inclusion in the September 2002 quarter of approximately $0.5 million in idle facilities charges compared to none in the September 2003 quarter.

Research and Development—Research and development expenses consist primarily of compensation and benefit costs for software developers, software product managers, quality assurance and technical documentation personnel, associated facilities and systems costs and payments made to outside software development consultants. Research and development expenses increased 11.8% to $16.4 million for the three months ended September 30, 2003 from $14.7 million in the comparable period of 2002. Additional headcount from our acquisition of Sitraka was the primary reason for the increase in research and development expenses. The devaluation of the U.S. Dollar to the Australian and Canadian Dollars also contributed to the expense increase, because we have significant development laboratories in Australia and Canada.

General and Administrative—General and administrative expenses consist primarily of compensation and benefit costs for our executive, finance, legal, administrative and information services personnel, professional fees, and associated facilities and systems costs. General and administrative expenses increased to $7.4 million for the three months ended September 30, 2003 from $6.2 million in the same period of 2002, representing an increase of $1.2 million or 19.9%. The increase is primarily attributable to the inclusion of Sitraka’s general and administrative expenses, the currency effect of the U.S. Dollar devaluation, and higher accounting fees.

Intangible Asset Amortization—Intangible asset amortization includes the amortization of customer lists, trademarks and a non-compete agreement associated with acquisitions. As a result of the acquisition of eCritical, Discus and Sitraka, these costs increased to $0.9 million for the three months ended September 30, 2003 from $0.5 million in the same period of 2002. All intangible assets are amortized over their estimated useful lives ranging from two to seven years and are assessed for impairment under Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Other Income (Expense), Net—Other income (expense), net consists primarily of interest income and gains and losses on foreign exchange rate fluctuations. Other income (expense), net was $1.3 million for the three months ended September 30, 2003 and $1.2 million for the same period of 2002. Foreign currency gains or losses are reflected in other income (expense), net and are primarily attributable to foreign currency fluctuations on certain non-U.S. Dollar denominated assets, primarily accounts receivable in British Pounds and Euros. These amounts were $0.3 million and $(0.7) million in the three months ended September 30, 2003 and 2002, respectively. Interest income for the three months ended September 30, 2003, decreased from the previous year as a result of lower reinvestment rates. The average interest rates of our investments are summarized under “Item 3: Quantitative and Qualitative Disclosures About Market Risks—Interest Rate Risk.”

Income Taxes—Provision for income taxes was $2.8 million and $2.1 million for the three months ended September 30, 2003 and 2002, respectively, representing effective rates for these periods of 38% and 48%. The decline in the effective tax rate is largely the result of higher profitability of certain of our European subsidiaries, which are subject to a lower effective tax rate primarily as a result of historical net operating losses incurred in such jurisdictions.

Nine Months Ended September 30, 2002 and 2003

Revenues

Total revenues increased 16.8% to $215.3 million for the nine months ended September 30, 2003 from $184.4 million in the comparable period of 2002.

License Revenues—License revenues increased 7.6% to $125.3 million for the nine months ended September 30, 2003 from $116.5 million in the comparable period of 2002. License revenues represented 58.2% of total revenues for the nine months ended September 30, 2003, compared to 63.2% for the same period of 2002. License revenues outside of North America accounted for 28.2% and 28.8% of total license revenues for the nine months ended September 30, 2003 and 2002, respectively. License revenue growth from the prior year primarily derived from the acquisition of Sitraka, Inc. in November 2002 as well as the impact from the devaluation of the U.S. Dollar relative to certain other foreign currencies, primarily the Euro and the British Pound, offset by a decline in sales of our high availability products for Oracle and our Vista output management products.

Service Revenues—Service revenues increased by 32.5% to $90.0 million for the nine months ended September 30, 2003 from $67.9 million for the same period in 2002. Service revenues outside of North America accounted for 24.0% and 17.4% of total service revenues for the nine months ended September 30, 2003 and 2002, respectively. Higher maintenance revenues derived from our greater success in renewing the maintenance contracts of our growing installed base of customers, the impact from the devaluation of the U.S. Dollar relative to certain foreign currencies, primarily the Euro and the British Pound, and the acquisition of Sitraka in November 2002. Revenues from professional services represented 9.9% and 10.2% of total service revenues for the nine months ended September 30, 2003 and 2002, respectively.

Cost of Revenues

Cost of Licenses—Cost of licenses as a percentage of license revenues was 2.5% and 2.4% for the nine months ended September 30, 2003 and 2002, respectively.

Cost of Services—Cost of services increased by $2.5 million to $15.8 million for the nine months ended September 30, 2003 from $13.3 million in the same period of 2002, representing an increase of 19.0%. Cost of services as a percentage of service revenues declined to 17.6% for the nine months ended September 30, 2003, compared to 19.6% in the same quarter of 2002. The increase in cost of services is primarily due to an increase in the number of technical support personnel and consultants, mainly from the acquisition of Sitraka. The margin improvement is primarily due to our continued increase in customer maintenance and support revenues with a lower associated increase in headcount.

Amortization of Purchased Intangible Assets—Amortization of purchased intangible assets increased 60.7% to $6.4 million for the nine months ended September 30, 2003 from $4.0 million in the same period of 2002. The increase is primarily due to amortization of purchased intangible assets related to the acquisitions of eCritical and Discus in the second quarter of 2003 and Sitraka in 2002, offset slightly by purchased intangible assets from acquisitions made in 2000 that were fully amortized by the end of 2002. See Note 3 of the “Notes to Condensed Consolidated Financial Statements” for discussion of estimated future amortization expense.

The useful lives of the acquired technologies range from two to seven years. See “Critical Accounting Policies and Estimates” for additional discussion regarding accounting for intangible assets.

Operating Expenses

Sales and Marketing—Sales and marketing expenses increased 14.8% to $106.5 million for the nine months ended September 30, 2003 from $92.7 million in the same period of 2002. As in the June 2003 quarter, the increase in sales and marketing expenses resulted from increased labor expenses, primarily due to additional headcount from our acquisition of Sitraka, higher commission rates for sales representatives and managers and the currency effect of the U.S. Dollar devaluation relative to the British Pound and the Euro.

Research and Development—Research and development expenses increased 12.6% to $50.6 million for the nine months ended September 30, 2003 from $44.9 million in the comparable period of 2002. Additional headcount from our acquisition of Sitraka was the primary reason for the increase in research and development expenses. The devaluation of the U.S. Dollar to the Australian and Canadian Dollars also contributed to the expense increase, because we have significant development laboratories in Australia and Canada.

General and Administrative—General and administrative expenses increased to $21.3 million for the nine months ended September 30, 2003 from $18.4 million in the same period of 2002, representing an increase of $2.9 million or 15.6%. The increase is primarily attributable to the inclusion of Sitraka’s general and administrative expenses, the currency effect of the U.S. Dollar devaluation, higher legal and accounting expenses and higher directors’ and officers’ liability insurance premiums.

Intangible Asset Amortization—As a result of the acquisition of eCritical, Discus and Sitraka, these costs increased to $2.6 million for the nine months ended September 30, 2003 from $1.3 million in the same period of 2002. All intangible assets are amortized over their estimated useful lives ranging from two to seven years and are assessed for impairment under Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Other Income (Expense), Net—Other income (expense), net was $7.2 million for the nine months ended September 30, 2003 and $6.7 million for the same period of 2002. The year-over-year increase in other income (expense), net is primarily attributable to foreign currency gains on certain non-U.S. Dollar denominated assets, primarily accounts receivable in British Pounds and Euros. Foreign currency gains were $3.8 million and $1.1 million in the nine months ended September 30, 2003 and 2002, respectively. The interest income component of other income (expense), net for the nine months ended September 30, 2003 decreased year-over-year because of lower reinvestment rates. The average interest rates of our investments are summarized under “Item 3: Quantitative and Qualitative Disclosures About Market Risks—Interest Rate Risk.”

Write-Down of Investments—Write-down of investments consists of adjustments for other than temporary impairment of minority equity investments that we make in non-publicly traded companies. These investments are included in other assets on our consolidated balance sheet. During the second quarter of 2002, we recorded a write down of $1.1 million associated with an other-than-temporary impairment. No such impairment charge was recorded in the nine months ended September 30, 2003.

Income Taxes—Provision for income taxes was $6.1 million and $5.1 million for the nine months ended September 30, 2003 and 2002, respectively, representing effective rates for these periods of 38% and 44%. The decline in the effective tax rate is largely the result of higher profitability of certain of our European subsidiaries, which are subject to a lower effective tax rate primarily as a result of historical net operating losses in such jurisdictions.

Liquidity and Capital Resources

As of September 30, 2003, cash equivalents and short-term marketable securities were $115.7 million and we held $135.5 million of long-term investment grade corporate and government securities.

Net cash provided by operating activities was $46.9 million and $35.1 million for the nine months ended September 30, 2003 and 2002, respectively. The increase in cash from operating activities in the nine months ended September 30, 2003 was driven primarily by strong cash collections as well as higher net income, depreciation expense, income taxes payable and deferred revenue.

We used $24.2 million in investing activities during the nine months ended September 30, 2003, consisting of $14.0 million net cash paid for purchases of marketable securities, $5.4 million in capital expenditures and $4.7 million paid for acquisitions, net of cash acquired. Net cash used in investing activities was $19.5 million in the nine months ended September 30, 2002, consisting of $14.0 million net cash paid for purchases of marketable securities, $3.3 million in capital expenditures and $4.1 million paid for an acquisition, offset slightly by net proceeds of $1.9 million from the sale of an aircraft. Capital expenditures primarily consisted of information technology hardware and software purchases.

Financing activities generated $8.4 million and $4.5 million in the nine months ended September 30, 2003 and 2002, respectively, primarily from issuance of our common stock under the employee stock purchase plan and employee stock option program.

In December 2000, our Board of Directors authorized a stock repurchase program under which we may purchase up to two million shares of our common stock. Under the repurchase program, we may purchase shares from time to time at varying prices in open market or private transactions. In October 2001, our Board of Directors increased the total number of shares authorized for repurchase under the stock repurchase program from two million shares to five million. As of September 30, 2003, we had repurchased approximately 1.7 million shares of our common stock under this program for an aggregate cost of approximately $58.0 million. Repurchases help offset dilution from stock issued under our employee stock option and employee stock purchase plans. No shares of common stock were repurchased under this plan during the nine months ended September 30, 2002 or 2003.

As of September 30, 2003, our significant contractual obligations or commercial commitments include our facility lease commitments and operating leases for office facilities and certain items of equipment, and the remaining balance of certain indebtedness assumed in connection with our acquisition of FastLane in September 2000. These commitments will require cash payments of $14.9 million in 2003, $10.9 million in 2004, $9.8 million in 2005, $6.6 million in 2006 and $5.2 million thereafter. In addition, we have committed to make additional capital contributions to a private equity fund totaling $1.7 million as capital calls are made. We do not have any off-balance sheet arrangements that could reduce our liquidity.

In connection with our acquisitions of Sitraka, eCritical and Discus Data:

Sitraka – We agreed to pay up to $3.6 million of contingent consideration to the former principal shareholders of Sitraka, dependent upon receipt or application of a variety of certain tax refunds and tax credits within an 18 month period following the acquisition date. Tax refunds and credits in the aggregate amount of $3.0 million were received by September 30, 2003, and an equal amount of contingent consideration has been paid as of the date of this Report.

eCritical – We guaranteed payments of $0.2 million related to employment agreements with certain key employees during the first year following the close of the acquisition. An additional non-guaranteed amount of up to $0.2 million may be earned in the two years following the acquisition if certain sales of eCritical products, based on a formula, exceed $1.0 million following the close of the acquisition. As of September 30, 2003, no contingent consideration has been paid under this commitment.

Discus Data – We agreed to pay certain former shareholders guaranteed future consideration of $2.0 million no later than May 30, 2005. Payment of $1.0 million of the future consideration is required to be paid earlier if the completion of certain deliverables is achieved and the remaining $1.0 million is required to be paid earlier if certain earn-out requirements are met. As of September 30, 2003, no contingent consideration has been paid under this commitment.

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

Purchased intangible assets are recorded at the appraised value and amortized using the straight-line method over estimated useful lives of two to seven years. The net carrying amount of purchased intangible assets was considered recoverable at September 30, 2003. We will continue to evaluate the value of our purchased intangible assets on a periodic basis. Recoverability of these assets is determined based upon the forecasted undiscounted future net cash flows from the operations to which the assets relate, utilizing our best estimates, appropriate assumptions and projections at the time. These projected future cash flows may significantly vary over time as a result of increased competition, changes in technology, and fluctuations in demand. In the event that in the future it is determined that the purchased intangible assets value has been impaired, an adjustment will be made resulting in a charge for the write-down in the period in which the determination is made.

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

Recently Issued Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002 and we provided the required disclosures in Note 11 of the “Notes to Condensed Consolidated Financial Statements.” We adopted the recognition provisions of FIN 45 effective January 1, 2003 and such adoption did not have an impact on our condensed consolidated results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods for voluntary transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation (“the fair value method”). SFAS No. 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financial statements. We adopted the provisions of SFAS No. 148 effective January 1, 2003 and have provided the disclosures required under SFAS No. 148 in Note 2 of the “Notes to Condensed Consolidated Financial Statements.” Adoption of SFAS No. 148 did not have an adverse impact on our consolidated results of operations and financial position since we have not adopted the fair value method. However, should we be required to adopt the fair value method in the future, such adoption could have a material impact on our consolidated results of operations or financial position.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging. The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30,

2003. We adopted SFAS No. 149 effective July 1, 2003 and such adoption did not have an impact on our condensed consolidated results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS No. 150 effective July 1, 2003 and such adoption did not have an impact on our condensed consolidated results of operations or financial position because we have not issued any of these types of financial instruments.

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

Acquisitions of companies or technologies may result in disruptions to our business and diversion of management attention

We have in the past made and we expect to continue to make acquisitions of complementary companies, products or technologies, including our acquisition of Sitraka, Inc. in November 2002. Any additional acquisitions will require us to assimilate the operations, products and personnel of the acquired businesses and train, retain and motivate key personnel from the acquired businesses. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may subject us to liabilities and risks that are not known or identifiable at the time of the acquisition or may cause disruptions in our operations and divert management’s attention from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners. We may have to use cash, incur debt or issue equity securities to pay for any future acquisitions. Use of cash or debt may affect our liquidity and use of cash would reduce our cash reserves. The issuance of equity securities for any acquisition could be substantially dilutive to our shareholders. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for intangible assets with indefinite useful lives. In consummating acquisitions, we are also subject to risks of entering geographic and business markets in which we have no or limited prior experience. Also, we may determine that the acquired company, product or technology does not further our business strategy or that the company, product or technology is ultimately worth less than the price we paid, either of which could generate a future impairment charge. If we are unable to fully integrate acquired businesses, products or technologies with our existing operations, we may not receive the intended benefits of acquisition.

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

Our operating results may be affected if we are required to change our accounting for employee stock options

We currently account for the issuance of stock options under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, no compensation expense is recognized for options granted to employees where the exercise price equals the market price of the underlying stock on the date of grant. Certain proposals related to treating the grant of an employee stock option as an expense are currently under consideration by accounting standards organizations and governmental authorities. If such proposals are adopted and we are required to change the way we account for stock options, our operating results could be negatively impacted as a result of the additional expenses associated with stock options. See Note 2 of the “Notes to Condensed Consolidated Financial Statements” for a more detailed presentation of our accounting for stock-based compensation plans.

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

Third parties may claim that our software products or services infringe on their intellectual property rights, exposing us to litigation that, regardless of merit, may be costly to defend

Our success and ability to compete are also dependent on our ability to operate without infringing upon the proprietary rights of others. Third parties may claim that our current or future products infringe their intellectual property rights. Any such claim, with or without merit, could have a significant effect on our business and financial results. See “Legal Proceedings” in Part II, Item 1, of this report, for information concerning copyright infringement and trade secret misappropriation claims initiated against Quest by Computer Associates International, Inc. This and any future third party claim could be time consuming, divert management’s attention from our business operations and result in substantial litigation costs, including any monetary damages and customer indemnification obligations, which may result from such claims. In addition, parties making these claims may be able to obtain injunctive or other equitable relief affecting our ability to license the products that incorporate the challenged intellectual property. As a result of such claims, we may be required to obtain licenses from third parties, develop alternative technology or redesign our products. We cannot be sure that such licenses would be available on terms acceptable to us, if at all. If a successful claim is made against us and we are unable to develop or license alternative technology, our business and financial results and position could be materially adversely affected.

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

Natural disasters or power outages could disrupt our business

A substantial portion of our operations are located in California, and we are subject to risks of damage and business disruptions resulting from earthquakes, floods, fires and similar events, as well as from power outages. We have in the past experienced limited and temporary power losses in our California facilities due to power shortages, and we expect in the future to experience additional power losses. While the impact to our business and operating results has not been material, we cannot assure you that power losses will not adversely affect our business in the future, or that the cost of acquiring sufficient power to run our business will not increase significantly. Since we do not have sufficient redundancy in our networking infrastructure, a natural disaster or other unanticipated problem could have an adverse effect on our business, including both our internal operations and our ability to communicate with our customers or sell and deliver our products.

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

The foreign currencies to which we currently have the most significant exposure are the Canadian Dollar, the British Pound, the Euro and the Australian Dollar. Based on our overall currency rate exposure at September 30, 2003, a ten percent change in currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows. To date, we have not used derivative financial instruments to hedge our foreign exchange exposures, nor do we use such instruments for speculative trading purposes. We regularly monitor the potential cost and benefits of hedging foreign exchange exposures with derivatives and there remains the possibility that our foreign exchange hedging practices could change accordingly in time.

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

Information about our investment portfolio is presented in the table below, which states the amortized book value and related weighted-average interest rates by year of maturity (in thousands):

	Amortized Book Value	Weighted Average Rate
Investments maturing by September 30,
2004	$115,532	1.70%
2005	19,509	4.52%
2006	29,969	2.41%
2007	30,000	2.58%
Thereafter	55,313	4.16%

Total portfolio	$250,323	2.65%

We maintain a level of cash and cash equivalents such that we have generally been able to hold our investments to maturity. Accordingly, changes in the market interest rate would not have a material effect on the fair value of such investments.

Item 4: Controls and Procedures

Evaluation of disclosure controls and procedures:

Our management, with the participation of the chief executive officer and chief financial officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on such evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2003, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Internal control over financial reporting:

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1: Legal Proceedings

On July 2, 2002, Computer Associates International, Inc. (CA) filed a complaint against us and four of our employees in the U.S. District Court for the Northern District of Illinois alleging copyright infringement and trade secret misappropriation in connection with our development of the database administration component of our Quest Central for DB2 product and seeking injunctive relief and unspecified money damages. The complaint was amended in May 2003 to add another Quest employee as a defendant and to assert breach of contract claims against three of the individual defendants. In October 2003, CA filed a motion for preliminary injunction. A ruling on this motion is not expected until late in the first quarter of 2004. If granted, we would be preliminarily enjoined from licensing Quest Central for DB2. We will vigorously defend CA’s claims and do not believe that this matter will have a material adverse effect on our results of operations or financial condition.

After we announced on July 23, 2003 that we would restate certain financial results as a result of our discovery of a computational error relating to foreign currency conversions, numerous separate complaints purporting to be class actions were filed in the United States District Court for the Central District of California alleging that we and some of our officers and directors violated provisions of the Securities Exchange Act of 1934. The complaints contain varying allegations, including that we made materially false and misleading statements with respect to our financial results for 2002 and the quarter ended March 31, 2003 included in our filings with the SEC, press releases and other public disclosures. Orders designating a lead plaintiff and consolidating the federal class action complaints were issued by the U. S. District Court in late October 2003, and an amended consolidated class action complaint is expected to be filed late in the fourth quarter of 2003. In addition, one complaint purporting to be a derivative action has been filed in California state court against some of our directors and officers. This complaint is based on the same facts and circumstances described in the class action complaints and generally alleges that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. All of the complaints generally seek an unspecified amount of damages. The cases are in the very preliminary stages and we will vigorously defend these claims; however, it is not possible for us to quantify the extent of our potential liability, if any. An unfavorable outcome in any of these cases could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, defending any litigation may be costly and divert management’s attention from the day-to-day operations of our business.

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

(b) REPORTS ON FORM 8-K

On July 23, 2003, we filed a Current Report on Form 8-K furnishing the press release announcing our operating results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST SOFTWARE, INC.

/s/ M. BRINKLEY MORSE

M. Brinkley Morse
Vice President, Finance and Operations and Chief Financial Officer

November 13, 2003

/s/ KEVIN E. BROOKS

Kevin E. Brooks Principal Accounting Officer