Form 10-K
period 2003-12-31
QUEST SOFTWARE INC
filed 2004-03-15
CIK 1088033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to             .

Commission File No. 000-26937

QUEST SOFTWARE, INC.

(Exact Name of Registrant as Specified in its Charter)

California	33-0231678
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8001 Irvine Center Drive Irvine, California	92618 (Zip Code)
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $593.9 million as of June 30, 2003, based upon the closing sale price reported for that date on the NASDAQ National Market. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

As of March 1, 2004, 93,973,422 shares of the Registrant’s common stock were outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement, to be delivered to shareholders in connection with the Registrant’s 2004 Annual Meeting of Shareholders, are incorporated by reference into Part III of this Report.

Forward-Looking Information

Discussions under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include or may include forward-looking statements within the meaning of the federal securities laws. We have based these forward-looking statements on currently available information and our current beliefs, expectations and projections about future events. All forward-looking statements contained herein are subject to numerous risks and uncertainties. Our actual results and the timing of certain events could differ materially from those projected in the forward looking statements due to a number of factors discussed under the heading “Risk Factors” in this Report and in our other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should the underlying estimates or assumptions prove incorrect, actual results or outcomes may vary significantly from those suggested by forward-looking information. Any forward-looking statements contained in this document are based on information available at the time of filing and we make no undertaking to update any of these forward-looking statements.

PART I

Item 1.    Business

Introduction

Quest Software develops, sells and supports software products that improve our customers’ ability to develop, deploy and manage their packaged and custom software applications and associated software infrastructure components such as databases, application servers and operating systems. Quest fits generally into a category of software companies referred to as “Independent Software Vendors,” or “ISVs,” which are companies whose products support other vendors’ software or hardware products. We focus on delivering products for widely adopted applications and infrastructure components such as:

Applications	Database Management Systems	Microsoft Infrastructure	Application Servers
Oracle Financials	Oracle	Active Directory	WebLogic
PeopleSoft	IBM Universal Database	Exchange	WebSphere
SAP	IBM DB2 (Mainframe)		Oracle Application Server
Siebel	Microsoft SQL Server

We generate revenues by licensing our products, principally on a perpetual basis, and by providing support, maintenance and implementation services for these products. Our products improve the quality of service of our customers’ key software applications and component infrastructure. Examples of our products’ benefits include the improvement of application and database code quality, the detection, diagnosis and resolution of hardware and software performance problems, the provision of database replication and failover capabilities and the simplified administration of large, multi-user Microsoft deployments. Our products can significantly reduce customers’ capital and operating expenses by minimizing hardware, software and/or personnel costs.

Our traditional focus has been on the Oracle database management system, and we are currently recognized as a leading Oracle ISV. Enterprises must contend with the demands of ever increasing data, and much of this data is stored in database management systems such as Oracle, IBM’s DB2 and Microsoft’s SQL Server. These trends create demand for our database tools that can improve the utilization and reliability of large-scale databases and of the developers and database administrators and other personnel responsible for maintaining reliability and performance.

Over the last four years, we have emphasized acquisitions and internal development of products supporting platforms other than the Oracle database. In March 2000, we acquired Foglight Software, Inc., and its Foglight monitoring product has become our primary Application Performance Management product. In September 2000, we acquired FastLane Technologies Inc. and its products for migration and management of Microsoft Active Directory and Exchange environments. In November 2002, we acquired Sitraka and its development tools and Application Performance Management products for J2EE applications. Revenues from these and other acquired and internally developed products have reduced the percentage of total revenues generated by our Oracle-only products to approximately 50.0% in fiscal 2003 as compared to approximately 60.0% in fiscal 2001.

Over the last three years we have worked to integrate many of our point products into integrated product suites or workbenches aimed at particular IT functions, such as database administration, application administration or Exchange administration. The first of these integrated product suites were Quest Central for Oracle and Quest Central for UDB.

In addition to integrating point products into a management suite for a given domain, such as Oracle or Exchange, we have worked to deliver tools for cross-platform management. In the fourth quarter of 2003, for example, we introduced Quest Central for Databases, which we believe is the first database management solution to combine rich domain-specific functionality and full performance management into a single console (or User Interface) for heterogeneous database environments including Oracle, DB2 (distributed and mainframe) and Microsoft SQL Server. Most medium-to-large enterprises employ applications, databases and other systems components from multiple vendors, creating the need for a comprehensive heterogeneous database management environment. Employing a common console for database administrators responsible for managing these disparate systems helps to minimize database differences.

We are likewise pursuing a heterogeneous platform management strategy with our Application Performance Management products. Key enterprise applications are highly complex and require substantial investment, personnel and expertise in their development, deployment and management. Application Performance Management involves measuring service levels provided by an application, such as application response times and application outages, and providing the capabilities to diagnose the root causes of performance problems and the means to correct or eliminate them. Because the predominance of enterprise packaged and custom-developed applications run in multi-vendor environments, the need exists for heterogeneous management tools that have deep monitoring, reporting and diagnostic capabilities for all the components of the application stack. Our Application Performance Management strategy comprises three integrated product areas that detect, diagnose and resolve application performance issues in the major packaged applications, databases and application servers.

We invest a significant portion of revenues in our product engineering capabilities, and approximately one-third of our employees work in product development, quality assurance or technical documentation roles. In building our products, we stress technical innovation and depth, ease of deployment, ease of use and tangible, readily articulated customer benefits. We sell our products primarily via our direct sales channel, supplemented by indirect sales through systems integrators and value added resellers. We operate in North and South America, Europe, Australia and Japan.

We are a California corporation incorporated in 1987. Our principal offices are located at 8001 Irvine Center Drive, Irvine, California 92618.

Products

We currently market over 50 products, which we have grouped into three main categories: Database Management; Application Performance Management; and Microsoft Infrastructure Management. Major products in these categories are described as follows.

Database Management

TOAD® and SQL Navigator®.    These tools improve the productivity and capability of application developers working in the Oracle PL/SQL environment. We provide a complete and integrated development environment for coding stored procedures, schemas and SQL scripts from one intuitive graphical user interface. Debugging, SQL tuning, change analysis, and general administration features improve the quality and performance of database applications before they enter production.

Quest Central™ for Databases.    Administrating large databases in production involves many tedious, error-prone and repetitive tasks. To simplify these tasks and increase the accuracy and effectiveness of database administrators (“DBAs”), we have developed Quest Central™ for Databases. Quest Central for Databases is an integrated workbench for Oracle, DB2 (mainframe and distributed) and Microsoft SQL Server databases that combines four functional components into one suite: Database Administration, Performance Diagnostics, SQL Tuning, and “live” or traditional Space. Quest Central for Databases provides a consistent look and feel for the management of Oracle, DB2 and SQL Server databases, reducing cross training costs and enabling DBAs to manage more databases without adding resources.

SharePlex®.    In many cases, an organization’s data can be its most valuable resource. Ensuring that data remains available during an unplanned outage, disaster, or even planned downtime for maintenance can be imperative to an organization’s success. SharePlex provides real-time replication of Oracle databases for customers who need to ensure a current, secondary copy of their transactional Oracle database is available if the primary database goes down. Many customers use SharePlex to offload management reporting, so the activity no longer compromises the performance of transaction processing. Finally, SharePlex is also frequently used to eliminate end user disruption by providing access to data during the migration of operating systems, hardware platforms and major application releases.

Application Performance Management

Our Application Performance Management products include our Foglight and Spotlight products, and for custom J2EE applications, our PerformaSure and JProbe products. We also combine these products into Application Performance Management Suites which pair business-centric views of applications with deep domain expertise to both measure and improve the performance of packaged and custom applications.

Foglight® and Spotlight®.    Foglight is a 24x7 application monitoring solution that provides a holistic view of an entire application and its related components, including application servers, web servers, databases and operating systems. Foglight offers an array of specialized cartridges focused on ERP and CRM applications to provide a complete monitoring solution for a distributed IT environment. Foglight will alert appropriate IT personnel of existing or threatened nonconforming operating conditions so that they can take preventative or corrective actions. Our series of complementary Spotlight diagnostic products allow IT personnel to drill down deeply into the many components of an application, database or other layer of the application stack to identify the root causes of a problem. With these Application Performance Management solutions, administrators can spend less time in reactive mode and more time focusing on improving and managing their IT infrastructures through notification of potential problems before end users are affected, monitoring transaction response time, resolving problems through real-time diagnostics and maintaining strict service level agreements.

PerformaSure™ and JProbe™.    Custom-developed J2EE applications require a unique set of performance management solutions to assure performance and reliability across the entire application lifecycle. We provide an integrated solution designed to help all the stakeholders in J2EE application performance management accelerate the detection, diagnosis and resolution of business-threatening performance issues. Our PerformaSure and JProbe solutions provide comprehensive coverage, from code optimization in development, through pre-production testing in quality assurance, to 24x7 performance monitoring once the application goes into production. PerformaSure gives J2EE performance investigators a transaction-centric view of performance so issues may be rapidly identified and repaired before they impact customer experience. A complete performance toolkit for Java code tuning, JProbe helps developers diagnose and resolve performance bottlenecks, memory leaks, excessive garbage collection, threading issues and coverage deficiencies in their J2EE and J2SE applications.

Microsoft Infrastructure Management

Microsoft applications and platforms are the global standard for desktop productivity applications. Our products enable IT personnel to more effectively migrate to, manage and administer Microsoft Windows 2000, Exchange and Active Directory environments. Our Microsoft Infrastructure Management products fall into the following four solution sets:

Quest® Management Suite for Windows®.    An integrated Microsoft Management Console (MMC), the Quest Management Suite for Windows improves the security, simplifies the delegated administration, and enhances the performance of Windows and Active Directory environments. Designed as a solution that Windows and Active Directory administrators can open and use all day, the Quest Management Suite for Windows combines Quest ActiveRoles, Quest Reporter and Spotlight on Active Directory to provide a comprehensive delegation model, reporting/auditing system and expert resolution advice for teams managing complex Microsoft infrastructures.

Quest® Management Suite for Exchange.    In today’s business world, email use is growing at a staggering rate, leading to increased traffic, storage and support issues. The Quest Management Suite for Exchange provides a comprehensive set of tools to intelligently manage this growth and the related spending for mission critical Exchange infrastructures. The Suite’s features enable mailbox and public folder management, distribution list management, usage analysis, and diagnostics to optimize investment and performance in Exchange environments. This allows administrators and managers to better target investments, enforce corporate policy, enhance customer service, reduce administrative costs and improve troubleshooting efficiency. Additional functionality and integration is available for customers who have chosen Microsoft Operations Manager (MOM) as their unattended monitoring solution.

Quest® Migration Suite.    The Quest Migration Suite provides a complete solution to help organizations rapidly transition from one platform to another. Whether it is an Exchange migration, a migration from Windows NT4 to Active Directory or NDS to Active Directory, the Quest Migration Suite provides the tools to accomplish migration tasks quickly, accurately and most importantly, without disruption to end users.

Quest® Consolidator.    Quest Consolidator helps organizations examine their Windows storage from any angle and take corrective action. This data migration solution contains agentless storage analytics, which help organizations determine how much data they have, where it is, who owns it and when it was last used. This allows companies to determine where the “junk” data is, and provides methods to offload unused files, balance data loads or consolidate servers to make the most of their storage resources.

In January 2004, we announced a definitive agreement to acquire Aelita Software, a privately held software company, a leading provider of systems management solutions that improve the productivity, system availability and security of Microsoft Active Directory and Microsoft Exchange environments. With the proposed acquisition of Aelita, we expect to add breadth and depth to our Microsoft expertise and product portfolio and deliver a comprehensive set of product solutions that enable customers to manage today’s complex Microsoft infrastructures throughout their entire lifecycle. The combined product offering will deliver the robust solutions customers require to better administer, migrate, consolidate, recover and audit their Microsoft Active Directory and Exchange environments.

Sales, Marketing and Distribution

We market and sell our products and services worldwide primarily through our direct sales organization. At December 31, 2003, we had approximately 300 direct sales representatives. We reduced the number of sales representatives by over 50 in mid-2003 to reduce our direct sales expenses. Approximately three-fourths of our sales representatives are field sales persons. We have over 130 pre-sales systems engineers who work with these field sales teams to provide technical assistance and demonstrations to sales prospects. The remaining one-fourth of our sales representatives are telesales representatives, who sell products such as our Oracle and J2EE development tools that are generally evaluated through internet downloads. We supplement our direct sales organization with indirect sales channels such as value added resellers and systems integrators. We also employ local resellers in certain international territories not covered by our local sales offices.

We have opened sales offices in the major cities of the United States, Europe and Australia to facilitate close contact between current and potential customers and our field sales organization, which includes sales teams as well as pre- and post-sales technical consultants. In 2003, we began to expand our direct sales efforts into Asia with the opening of a sales office in Japan.

Our marketing efforts are designed to create awareness and generate demand for our products. To achieve these goals, we participate in industry trade shows, technical conferences and seminars and publish technical and educational articles in industry journals. Advertising has to date not been a key major part of our marketing programs, other than targeted advertisements in technical magazines and journals.

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

Customer Service and Support

A high level of customer service and support is critical to the successful marketing and sale of our products and the development of long-term customer relationships. We have a reputation for providing a high level of customer support and believe this is a competitive differentiator. Enrollment in our support, maintenance and enhancement program is annual and entitles a customer to:

•	problem resolution services,

•	new functional enhancements of a product, and

•	ongoing compatibility with new releases of the database, application or other platform supported by the product.

Annual maintenance, support and enhancement fees generally range from 20% to 25% of the initial purchase cost, depending on the product and the level of problem resolution support purchased. Customer support is provided domestically through our offices in Irvine and internationally through our offices in Europe and Canada.

Research and Development

We believe that strong research and product development capabilities are essential to enhancing our core technologies and developing additional products. Innovative capabilities, strong product engineering and rich user interfaces are typical Quest attributes. We target ease of implementation and ease of use in designing our products. Our commitment to ongoing product development is reflected in our investments in research and development, which were $63.3 million, $60.1 million and $67.4 million for the years ended December 31, 2001, 2002 and 2003, respectively. We have actively recruited key software engineers and developers with expertise in the areas of Oracle technologies, Java, Microsoft infrastructure technologies, ERP and CRM systems, IBM database technologies and document management. Complementing these individuals, our senior management has extensive background in applications, database management, monitoring, and enterprise and system software industries.

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

We compete in some cases with the vendors of databases, applications and other systems that we manage; for example, Oracle provides various tools for managing its databases that are competitive with our offerings. Competition from Oracle with certain of our Database Management products including SharePlex and Quest Central for Oracle has increased over the last 24 months and continues to increase with Oracle’s introduction of the next version of its database, known as Oracle 10G. Oracle 10G is claimed to have enhanced capabilities in the functions competitive with Quest Central for Oracle and with certain Oracle monitoring capabilities of Foglight. For the reasons discussed below, if Oracle 10G does provide capabilities closely equivalent to those of Quest Central for Oracle, our revenues from that product line would likely be materially adversely affected.

In some cases these platform vendor-provided tools are bundled with the platform and in other cases they are separately chargeable products, albeit at significantly lower price points. The inclusion of the functionality of our software as standard features of the underlying database solution or application supported by our products or sale at much lower cost could erode our revenues, particularly if the competing products and features were of comparable capability to our products. Even if the functionality provided as standard features or lower costs by these system providers is more limited than that of our software, there can be no assurance that a significant number of customers would not elect to accept more limited functionality in lieu of purchasing our products. Moreover, there is substantial risk that the mere announcements of competing products or features by large competitors such as Oracle could result in the delay or cancellation of customer orders for our products in anticipation of the introduction of such new products or features.

We also compete with other vendors of database, application and systems management tools. Public companies with whom we compete include:

•	the large, well established systems management vendors—IBM/Tivoli, Computer Associates, BMC Software and Veritas Software, which acquired Precise Software in June 2003;

•	smaller application and database management vendors such as Mercury Interactive and Embarcadero;

•	providers of Windows NT management and migration tools, such as NetIQ, Aelita and BindView.

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

Proprietary Rights

Our success and ability to compete depend on our capacity to develop and maintain the proprietary aspects of our technology. We rely on a combination of trademark, trade secret, copyright, patent law and contractual restrictions to protect the proprietary aspects of our technology. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to signed or shrink-wrap license agreements, which impose restrictions on the licensee’s ability to utilize the software. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. We currently hold several trademark registrations and have numerous trademark applications in the United States and certain foreign countries.

Employees

As of December 31, 2003, we employed 1,735 full-time employees, including 692 in sales and marketing, 54 in professional services, 658 in research and development, 131 in customer service and support and 200 in general and administrative. We believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support and research and development personnel. Like other software companies, we face intense competition for such personnel, and we have at times experienced and continue to experience difficulty in recruiting qualified personnel. There can be no assurance that we will be successful in attracting, assimilating and retaining other qualified personnel in the future. None of our employees are represented by a labor union; we have never experienced any work stoppages and we believe that our relationships with our employees are good.

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

Item 2.    Properties

Our headquarters and our principal administrative, sales, marketing, support and research and development facilities are currently located in two leased buildings comprising approximately 135,100 square feet of space in Irvine, California. In addition, we lease facilities in Canada, Australia, Israel and Russia for research and development activities. We also operate in leased facilities throughout North America, including Toronto, Chicago, Atlanta, Ottawa and Houston. Our international subsidiaries and branches operate in leased facilities worldwide, including Australia, the United Kingdom and Germany.

In February 2004, we entered into an agreement to purchase a building in Aliso Viejo, California comprising approximately 78,000 square feet and an agreement to lease approximately 57,000 square feet of space in an adjacent building for a ten-year term commencing in December 2005. The lease agreement includes an option, exercisable until November 15, 2004, to purchase this building. We intend to move all of our Irvine operations into these two buildings in stages over the next six quarters. See “Liquidity and Capital Resources” in Item 7 “Managements Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion about costs associated with this move.

Item 3.    Legal Proceedings

On July 2, 2002, Computer Associates International, Inc. (“CA”) filed a complaint against us and four of our employees in the U.S. District Court for the Northern District of Illinois alleging copyright infringement and trade secret misappropriation in connection with the development of the database administration component of our Quest Central for DB2 product and seeking injunctive relief and unspecified money damages. The complaint was amended in May 2003 to add another Quest employee as a defendant and to assert breach of contract claims against three of the individual defendants. In October 2003, CA filed a motion for preliminary injunction. We responded to this motion in January 2004, arguing that CA cannot meet the requirements for injunctive relief. In connection with our response, we sought leave to assert a counterclaim for a declaratory judgment of invalidity of CA’s copyright registrations. Rulings on these motions are not expected until late in the second quarter of 2004. If CA’s motion is granted, we would be preliminarily enjoined from licensing Quest Central for DB2. We are vigorously defending CA’s claims and do not believe that this matter will have a material adverse effect on our results of operations or financial condition.

After we announced on July 23, 2003 that we would restate certain financial results as a result of our discovery of a computational error relating to an error in the method used to translate foreign currency denominated accounts into U.S. Dollars at historical rates, numerous separate complaints purporting to be class actions were filed in the United States District Court for the Central District of California alleging that we and some of our officers and directors violated provisions of the Securities Exchange Act of 1934. Orders designating a lead plaintiff and consolidating the federal class action complaints were issued by the U. S. District Court in late October 2003, and an amended consolidated class action complaint was filed in January 2004. The consolidated amended complaint contains varying allegations, including allegations that we made materially false and misleading statements with respect to our financial results for 2002 and the quarter ended March 31, 2003 included in our filings with the SEC and press releases. In addition, one complaint purporting to be a derivative action has been filed in California state court against some of our directors and officers. This complaint is based on the same facts and circumstances described in the consolidated amended class action complaints and generally alleges that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. Each of the complaints generally seek an unspecified amount of damages. The cases are in the very preliminary stages and we will vigorously defend these claims; however, it is not possible for us to quantify the extent of our potential liability, if any. Accordingly, no amounts have been accrued in the accompanying financial statements. Our motions to dismiss the federal class action complaint and the derivative action are expected to be filed during the second quarter of 2004. An unfavorable outcome in any of these cases could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, defending any litigation may be costly and divert management’s attention from the day-to-day operations of our business.

We are a party to other litigation, which we consider to be routine and incidental to our business. Management does not expect the results of any of these actions to have a material adverse effect on our results of operations or financial condition.

In the normal course of our business, we enter into certain types of agreements that require us to indemnify or guarantee the obligations of other parties. These commitments include (i) intellectual property indemnities to licensees of our software products, (ii) indemnities to certain lessors under office space leases for certain claims arising from our use or occupancy of the related premises, or for the obligations of our subsidiaries under leasing arrangements, (iii) indemnities to customers, vendors and service providers for claims based on negligence or willful misconduct of our employees and agents, and (iv) indemnities to our directors and officers to the maximum extent permitted under applicable law. The terms and duration of these commitments varies and, in some cases, may be indefinite, and certain of these commitments do not limit the maximum amount of future payments we could become obligated to make thereunder; accordingly, our actual aggregate maximum exposure related to these types of commitments cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for obligations of this nature, and no liabilities have been recorded for these obligations in the accompanying consolidated balance sheets as the fair value of these obligations issued during the twelve months ended December 31, 2003 was not significant to our financial position, results of operations, or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Shareholder Matters

Our common stock is listed on the NASDAQ National Market under the symbol “QSFT.” The following table sets forth the high and low sale prices on the NASDAQ National Market for our common stock for the periods indicated.

	Price Range of Common Stock
	High	Low
2002:
First Quarter	$27.68	$14.68
Second Quarter	15.35	11.01
Third Quarter	14.31	8.12
Fourth Quarter	13.65	7.30
2003:
First Quarter	$12.79	$8.92
Second Quarter	13.56	8.90
Third Quarter	13.50	8.50
Fourth Quarter	16.14	12.13

On March 1, 2004, the closing price of our common stock on the NASDAQ National Market was $16.18 per share. As of March 2, 2004, there were 234 holders of record of our common stock (not including beneficial holders of shares held in “street name”).

We have never declared or paid any cash dividends on our common stock and do not expect to do so in the foreseeable future. We currently intend to retain all available funds for use in the operation and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our results of operations, financial conditions, contractual and legal restrictions and other factors the board deems relevant.

Item 6.    Selected Financial Data

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Licenses	$54,269	$126,767	$174,134	$160,636	$179,560
Services	16,599	38,820	72,389	94,946	124,728

Total revenues	70,868	165,587	246,523	255,582	304,288
Cost of revenues:
Licenses	2,998	3,571	4,510	3,539	4,312
Services	4,197	11,071	18,985	17,913	21,365
Amortization of purchased intangible assets	—	5,038	8,003	5,744	7,675

Total cost of revenues	7,195	19,680	31,498	27,196	33,352
Gross profit	63,673	145,907	215,025	228,386	270,936
Operating expenses:
Sales and marketing	32,480	79,763	124,079	128,570	144,460
Research and development	16,711	41,984	63,334	60,051	67,448
General and administrative	9,928	18,078	24,589	24,971	29,656
In-process research and development	—	—	—	2,900	—
Intangible asset and goodwill amortization (1)	86	35,958	56,724	2,037	3,390

Total operating expenses	59,205	175,783	268,726	218,529	244,954

Income (loss) from operations	4,468	(29,876)	(53,701)	9,857	25,982
Other income, net	1,202	11,603	3,803	8,651	7,637

Income (loss) before income tax provision	5,670	(18,273)	(49,898)	18,508	33,619
Income tax provision	2,273	6,805	5,861	8,124	12,103

Net income (loss)	$3,397	$(25,078)	$(55,759)	$10,384	$21,516
Preferred stock dividends (2)	590	—	—	—	—

Net income (loss) applicable to common shareholders	$2,807	$(25,078)	$(55,759)	$10,384	$21,516

Basic net income (loss) per share	$0.04	$(0.30)	$(0.64)	$0.12	$0.23
Diluted net income (loss) per share	$0.03	$(0.30)	$(0.64)	$0.11	$0.23
Weighted average shares outstanding:
Basic	75,354	84,993	87,632	90,065	92,081
Diluted	83,600	84,993	87,632	92,820	94,231

(1)	We adopted SFAS No. 142 and discontinued amortizing goodwill in 2002. See Note 1 of “Notes to Consolidated Financial Statements.”
(2)	Represents cash dividends paid in 1999 to holders of shares of Series B Redeemable Preferred Stock, all of which were redeemed in connection with our initial public offering in August 1999.

	December 31,
	1999	2000	2001	2002	2003
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$55,127	$151,826	$207,156	$207,546	$278,366
Total assets	99,149	534,172	540,125	591,281	667,811
Long-term obligations	403	6,422	5,140	5,941	1,677

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

Overview and Business Model

We are an independent software vendor of a broad portfolio of products that improve information technology operations. We focus our efforts on products for widely adopted software platforms such as the Oracle, IBM DB2 and Microsoft SQL Server database management systems, the packaged applications provided by companies such as SAP, Oracle, PeopleSoft and Siebel and the Microsoft Active Directory and Exchange systems. Products for the Oracle databases have traditionally been our core product set. Over the last three years, the revenue contribution from Oracle database-only products has declined as a percentage of total revenues because of reduced revenues from our High Availability products for Oracle and because of our efforts to build and acquire products outside of the Oracle database market, especially in the areas of Application Performance Management and Microsoft Infrastructure Management. Additional information about our products can be found under the discussion above under the heading “Business.”

Our revenue consists primarily of software license fees and maintenance fees from customers. Our software-licensing model is primarily based on perpetual license fees, and our license fees are calculated either on a per-server basis or, for our SQL and J2EE development, report management and Microsoft administration tools, a per user basis. First-year maintenance contracts are typically sold with the related software license and renewed on an annual basis thereafter. Maintenance services entitle a customer to technical support via telephone and the internet and unspecified maintenance releases, updates and enhancements. Maintenance revenue is based on vendor-specific objective evidence of fair value and amortized over the term of the maintenance contract, typically 12 months. We also provide consulting and training services, which relate to installation of our products and do not include significant customization to or development of the underlying software code. Consulting and training service revenues are recognized as the services are performed and represent approximately 10.0% of total services revenues.

Our total revenues increased 19.1% from 2002 to 2003 and increased 3.7% from 2001 to 2002. As discussed below, license revenues increased 11.8% from 2002 to 2003 after decreasing 7.8% from 2001 to 2002. Services revenues increased 31.4% from 2002 to 2003 and increased 31.2% from 2001 to 2002. Total revenues benefited in both 2003 and 2002 from the depreciation of the U.S. Dollar against the Euro and British Pound. Total revenues also benefited in 2003 and, to a lesser extent, in 2002, from the revenue contribution by Sitraka, Inc., which we acquired in November 2002. Revenue contributions from foreign currency translation benefits and Sitraka are quantified in the discussions headed “Revenues” below.

Our primary expenses are our personnel costs, which include compensation and benefits and costs of office facilities and travel and entertainment, which are a function of our world-wide headcount. This is reflected in our gross margins that ranged between 88.0% and 91.0% in 2002 and 2003 and in our estimate that these personnel related costs represented approximately 75.0% of total expenses in 2003. We have held our headcount fairly constant throughout 2002 and 2003, with the exceptions that the Sitraka acquisition in November 2002 added approximately 200 personnel and that we reduced headcount by 6.0% to 7.0% in the June and September quarters of 2003. This reduction in headcount and higher revenues have resulted in improved operating margins in the second half of 2003. We did not record any restructuring charges in connection with this headcount reduction.

Acquisitions

In January 2004, we signed a definitive agreement to acquire Aelita Software, a privately held software vendor, in a $115 million cash transaction. Aelita develops, markets and supports products that improve the productivity, system availability and security of Microsoft Active Directory and Microsoft Exchange environments. With the proposed acquisition of Aelita, we expect to add breadth and depth to our Microsoft expertise and product portfolio and deliver a comprehensive set of product solutions that enable customers to manage today’s complex Microsoft infrastructures throughout their entire lifecycle. We expect to complete the acquisition of Aelita in the first quarter of 2004.

In November of 2002, we acquired Sitraka, a leading developer of application server performance management products, and broadened our Application Performance Management portfolio of products to enable customers to detect, diagnose and resolve application bottlenecks within multi-tiered Java application environments. Results of operations from Sitraka and other acquisitions are included in our consolidated statements of operations from the respective dates of acquisition. For more information concerning our acquisitions during the periods presented herein, see Note 5 of “Notes to Consolidated Financial Statements.”

Results of Operations

Except as otherwise indicated, the following percentages are percentage of total revenues:

	Year Ended December 31,
	2001	2002	2003
Revenues:
Licenses	70.6%	62.9%	59.0%
Services	29.4	37.1	41.0

Total revenues	100.0	100.0	100.0

Cost of revenues:
Licenses	1.8	1.4	1.4
Services	7.7	7.0	7.0
Amortization of purchased intangible assets	3.2	2.2	2.5

Total cost of revenues	12.7	10.6	10.9

Gross profit	87.3	89.4	89.1
Operating expenses:
Sales and marketing	50.3	50.3	47.5
Research and development	25.7	23.5	22.2
General and administrative	10.0	9.8	9.7
In-process research and development	—	1.1	—
Amortization of purchased intangible assets	23.0	0.8	1.1

Total operating expenses	109.0	85.5	80.5

Income (loss) from operations	(21.7)	3.9	8.6
Other income, net	1.5	3.4	2.6

Income (loss) before income tax provision	(20.2)	7.3	11.2
Income tax provision	2.4	3.2	4.0

Net income (loss)	(22.6)%	4.1%	7.2%

As a percentage of related revenues:
Cost of licenses	2.6%	2.2%	2.4%
Cost of services	26.2%	18.9%	17.1%

Comparison of Fiscal Years Ended December 31, 2002 and 2003

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages):

	2002	2003	Percentage Change
Revenues:
Licenses	$160,636	$179,560	11.8%
Services	94,946	124,728	31.4%

Total revenues	$255,582	$304,288	19.1%

License Revenues—Total license revenues growth of 11.8% in 2003 derived from license revenues growth of 11.5% in North America, which increased to $126.2 million in 2003 and license revenues growth of 12.4% outside of North America to $53.4 million in 2003. The $18.9 million growth in license revenues in 2003 benefited from an $8.0 million contribution by Sitraka, Inc. acquired in November 2002 and an approximately $7.0 million contribution from the impact of the devaluation of the U.S. Dollar in 2003 relative to certain foreign currencies, primarily the Euro and the British Pound. We saw growth year-over-year primarily in our Application Performance Management products, with Foglight being the main contributor to the growth. License revenues were reduced by declines in sales of our high availability products for Oracle and our Vista output management products.

Service Revenues—Total service revenues growth of 31.4% derived from service revenues growth of 22.5% in North America, which increased to $94.4 million and service revenues growth of 69.5% outside of North America to $30.3 million in 2003. Higher revenues from support renewals primarily contributed to the growth, with an increasing base of products and customers we are supporting and, we believe, higher support renewal rates. Service revenues also benefited from a contribution of approximately $2.0 million from the impact of the devaluation of the U.S. Dollar in 2003 relative to certain foreign currencies, primarily the Euro and the British Pound and, to a much lesser extent, support revenues from the acquired base of Sitraka customers. Professional services as a percentage of total service revenues represented 10.0% in 2003 and 9.9% in 2002.

Cost of Revenues

Total cost of revenues and year-over-year changes are as follows (in thousands, except for percentages):

	2002	2003	Percentage Change
Cost of revenues:
Licenses	$3,539	$4,312	21.8%
Services	17,913	21,365	19.3%
Amortization of purchased intangible assets	5,744	7,675	33.6%

Total cost of revenues	$27,196	$33,352	22.6%

Cost of Licenses—Cost of licenses primarily consists of third-party software royalties, product packaging, documentation, duplication, delivery and personnel. Cost of licenses as a percentage of license revenues was 2.4% for 2003, compared with 2.2% in 2002. We expect that cost of licenses as a percentage of license revenues will remain relatively constant in 2004.

Cost of Services—Cost of services primarily consists of personnel, outside consultants, facilities and systems costs used in providing support, consulting and training services. Cost of services as a percentage of service revenues declined to 17.1% for 2003, compared to 18.9% for 2002. The increase in the absolute amounts of cost of services is primarily due to an increase in fees paid to outside professional services consultants in support of product deployments, an increase in the number of technical support personnel and consultants, mainly from the acquisition of Sitraka, as well as the impact from the devaluation of the U.S. Dollar relative to certain foreign currencies, primarily the Euro and the British Pound. The margin improvement is primarily due to our continued increase in customer maintenance and support revenues with a lower associated increase in headcount.

Amortization of Purchased Intangible Assets—Amortization of purchased intangible assets includes amortization of the fair value of acquired technology associated with the acquisitions made from 2000 through 2003. The increase is primarily due to amortization of purchased intangible assets related to the acquisitions of eCritical and Discus in the second quarter of 2003 and Sitraka in 2002, offset slightly by purchased intangible assets from acquisitions made in 2000 that were fully amortized by the beginning and middle of the year ended December 31, 2003. See Note 4 of the “Notes to Consolidated Financial Statements” for discussion of estimated future amortization expense. The useful lives of the acquired technologies range from two to seven years. See “Critical Accounting Policies and Estimates” for additional discussion regarding accounting for intangible assets.

Operating Expenses

Year-over-year changes in the principal components of our operating expenses are as follows (in thousands, except for percentages):

	2002	2003	Percentage Change
Operating expenses:
Sales and marketing	$128,570	$144,460	12.4%
Research and development	60,051	67,448	12.3%
General and administrative	24,971	29,656	18.8%
Amortization of purchased intangible assets	2,037	3,390	66.4%

Sales and Marketing—Sales and marketing expenses consist primarily of the following types of costs related to our sales and marketing activities: compensation and benefits; sales commissions; facilities and systems; recruiting; trade shows; travel and entertainment; and marketing communications. Sales and marketing expenses as a percentage of total revenues were 47.5% in 2003 compared to 50.3% in 2002. The absolute increase in sales and marketing expenses resulted from increased labor expenses, primarily due to additional headcount from our acquisition of Sitraka, higher salary and commission rate in 2003 and to the U.S. Dollar devaluation. In addition, employee severance costs contributed approximately $1.4 million to sales and marketing expenses in 2003. These increases were offset somewhat by lower marketing program costs in 2003, primarily related to advertising and tradeshows. Sales and marketing expenses declined year-over-year on a percentage of revenues basis because of lower marketing costs in 2003 and reduced sales headcount in the third and fourth quarters of 2003.

Research and Development—Research and development expenses consist primarily of compensation and benefit costs for software developers, software product managers, quality assurance and technical documentation personnel, associated facilities and systems costs and payments made to outside software development consultants in connection with our ongoing efforts to enhance our core technologies and develop additional products. Research and development expenses as a percentage of total revenues were 22.2% in 2003 compared to 23.5% in 2002. Additional headcount from our acquisition of Sitraka was the primary reason for the absolute increase in research and development expenses. The devaluation of the U.S. Dollar to the Australian and Canadian Dollars also contributed to the expense increase, because we have significant development facilities in Australia and Canada.

General and Administrative—General and administrative expenses consist primarily of compensation and benefit costs for our executive, finance, legal, administrative and information services personnel, professional fees, and associated facilities and systems costs. General and administrative expenses as a percentage of total revenues were 9.7% in 2003 and 9.8% in 2002. The absolute increase in general and administrative expenses is primarily attributable to the inclusion of Sitraka’s general and administrative expenses, the currency effect of the U.S. Dollar devaluation, and higher accounting and legal fees. External accounting and legal fees alone increased by approximately $1.0 million in 2003 compared to 2002, with litigation defense costs and Sarbanes-Oxley compliance costs being the primary components.

Amortization of Purchased Intangible Assets—Intangible asset amortization includes the amortization of customer lists, trademarks and non-compete agreements associated with acquisitions. The increase in amortization is a result of the recent acquisitions, including Sitraka.

Other Income, Net

Other income, net includes interest income on our investment portfolio and gains and losses from foreign exchange fluctuations, as well as gains or losses on other financial or physical assets. Interest income decreased 33.7% from $8.9 million in 2002 to $5.9 million in 2003 as a result of lower reinvestment rates and a reduced investment portfolio on average. Foreign currency gains of $6.6 million were included in other income, net in 2003 as compared to $2.1 million of such gains included in 2002. The 2003 gains were primarily attributable to foreign currency fluctuations on certain non-U.S. Dollar denominated assets, primarily accounts receivable held in British Pounds and Euros, which appreciated 10.9% and 19.8%, respectively, against the U.S. Dollar in 2003. Other income, net in 2003 also includes an impairment charge of $3.5 million incurred in the fourth quarter of 2003 relating to our aircraft. The impairment charge is equal to the amount by which the carrying amount exceeded the estimated fair value of the aircraft.

Income Tax Provision

Provision for income taxes increased to $12.1 million in 2003 from $8.1 million in 2002, representing an increase of $4.0 million or 49.0%. The effective income tax rate in 2003 was 36.0% compared to 43.9% in 2002. The decline in the effective tax rate is largely the result of higher profitability of certain of our non-U.S. subsidiaries, which are subject to a lower effective tax rate primarily as a result of the utilization of historical net operating losses incurred in such jurisdictions.

Comparison of Fiscal Years Ended December 31, 2001 and 2002

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages):

	2001	2002	Percentage Change
Revenues:
Licenses	$174,134	$160,636	(7.8)%
Services	72,389	94,946	31.2%

Total revenues	$246,523	$255,582	3.7%

License Revenues—We believe customer efforts to reduce IT spending in response to general economic conditions contributed to the decrease in license revenues in 2002. In addition, we experienced increased competition related to our high availability and production support products for Oracle and our Vista output management products, which also contributed to the decline in license revenues. The decline in license revenues for these products was offset by growth in other product areas, primarily our Microsoft administration products and our monitoring products. License revenues in North America decreased to $113.1 million in 2002 from $136.1 million in 2001, a decline of 16.9%. License revenues outside of North America increased 24.8% to $47.5 million in 2002 from $38.1 million in 2001, and accounted for 29.6% of total license revenues, compared to

21.9% in 2001. The increase in license revenues outside of North America is primarily due to strengthening operations in Europe as a result of continued investment in our foreign operations. License revenues attributable to our European operations represented $42.7 million in 2002, compared to $33.1 million in 2001, representing growth of 29.0%.

Service Revenues—The increase in service revenues was derived primarily from higher renewal maintenance fees. Higher renewal maintenance fees derived from growth in the base of installed products and, we believe, from improved support renewal billing processes and improved maintenance renewal rates. To a much lesser extent, support revenues from the acquired base of Sitraka customers also contributed to year-over-year increase in service revenues. Professional services as a percentage of total service revenues represented 9.9% in 2002 and 15.4% in 2001.

Cost of Revenues

Total cost of revenues and year-over-year changes are as follows (in thousands, except for percentages):

	2001	2002	Percentage Change
Cost of revenues:
Licenses	$4,510	$3,539	(21.5)%
Services	18,985	17,913	(5.6)%
Amortization of purchased intangible assets	8,003	5,744	(28.2)%

Total cost of revenues	$31,498	$27,196	(13.7)%

Cost of Licenses—Cost of licenses as a percentage of license revenues was 2.2% for 2002, compared with 2.6% in 2001. The decrease in cost of licenses for 2002 was primarily due to a decrease in third-party royalty obligations associated with our acquisition of RevealNet in the third quarter of 2001, whose products we distributed, and a decrease in amortization expense related to rights in purchased software rights.

Cost of Services—Cost of services as a percentage of service revenues declined to 18.9% for 2002, compared to 26.2% for 2001. The decrease in cost of services for 2002 is primarily attributable to a reduction in the amount of fees paid to outside consultants who provided specialized professional services.

Amortization of Purchased Intangible Assets—The decrease in amortization of purchased intangible assets is primarily due to the completion of amortization of purchased intangible assets related to certain acquisitions made in 2000, offset slightly by amortization related to acquisitions made in 2002. Intangible assets purchased as part of acquisitions were $3.2 million and $30.6 million in 2001 and 2002, respectively.

Operating Expenses

Year-over-year changes in the principal components of our operating expenses are as follows (in thousands, except for percentages):

	2001	2002	Percentage Change
Operating expenses:
Sales and marketing	$124,079	$128,570	3.6%
Research and development	63,334	60,051	(5.2)%
General and administrative	24,589	24,971	1.6%
Amortization of purchased intangible assets	56,724	2,037	(96.4)%

Sales and Marketing—As a percentage of total revenues, sales and marketing remained flat at 50.3% from 2001 to 2002. The increase in sales and marketing expenses in 2002 resulted from increased labor expenses, primarily due to additional headcount from our acquisition of Sitraka, higher sales commission expenses and increased depreciation of sales and marketing information technology assets.

Research and Development—Research and development expenses declined as a percentage of total revenues to 23.5% in 2002 from 25.7% in 2001. In 2002, we implemented cost-control measures that resulted in decreases in travel expenses and fees paid to outside software development consultants. These savings were offset by increased labor costs primarily attributable to the additional headcount resulting from the Sitraka acquisition.

General and Administrative—The increase in general and administrative expenses in 2002 was primarily attributable to increased legal expenses and premiums for directors’ and officers’ liability insurance coverage. General and administrative expenses as a percentage of total revenues remained relatively flat from 2001 to 2002.

Intangible Asset and Goodwill Amortization—The decrease in intangible asset and goodwill amortization was principally due to our adoption of SFAS No. 142 Previously recognized workforce-in-place intangible assets were reclassified to goodwill effective January 1, 2002. See Note 1 of “Notes to Consolidated Financial Statements.”

Other Income, Net

Interest income decreased 13.5% from $10.3 million in 2002 to $8.9 million in 2003 as a result of lower reinvestment rates and a reduced investment portfolio on average. Foreign currency gains of $2.1 million were included in other income, net in 2002 as compared to a nominal amount in 2002. The 2002 gains were primarily attributable to foreign currency fluctuations on certain non-U.S. Dollar denominated assets, primarily accounts receivable held in British Pounds and Euros, which appreciated 10.5% and 18.3%, respectively, against the U.S. Dollar in 2002. Other income, net in 2002 also included a net gain on equity investments of $1.9 million arising from the sale of an equity investment and a loss of $1.6 million from an adjustment for other than temporary impairment of another equity investment. The gain is also attributable to a $4.4 million loss on equity investments recorded in 2001.

Income Tax Provision

Provision for income taxes increased to $8.1 million in 2002 from $5.9 million in 2001, representing an increase of $2.2 million or 38.6%. The effective income tax rate in 2002 was 43.9% compared to (11.7)% in 2001. The change in the effective tax rate from 2001 to 2002 results primarily from the elimination of goodwill amortization associated with the implementation of SFAS No. 142. See Note 9 of “Notes to Consolidated Financial Statements.”

Inflation

Inflation has not had a significant effect on our results of operations or financial position for the years ended December 31, 2001, 2002 and 2003.

Liquidity and Capital Resources

As of December 31, 2003, cash and cash equivalents and short-term marketable securities were $94.2 million and we held $184.2 million of long-term investment grade corporate and government securities.

Operating Activities

Net cash provided by operating activities increased to $76.7 million in 2003, compared with $53.2 million in 2002. The increase in cash from operating activities in 2003 was driven primarily by higher net income and deferred revenue with a reduction to deferred taxes. These increases were partially offset by an increase to accounts receivable and a reduction to income taxes payable.

Investing Activities

We used $80.2 million in investing activities in 2003, consisting primarily of $68.7 million net cash paid for purchases of marketable securities, $4.8 million net cash paid for acquisitions and $6.7 million in capital expenditures. We used $21.9 million in investing activities in 2002, consisting primarily of $56.8 million net cash paid for acquisitions and $3.0 million in capital expenditures, offset by net sales and maturities of marketable securities of $35.2 million and $2.8 million from the sale of an aircraft and equity investments. Capital expenditures primarily consisted of information technology hardware and software purchases.

In February 2004, we entered into an agreement to purchase a building in Aliso Viejo, California comprising approximately 78,000 square feet for approximately $14.0 million, and an agreement to lease approximately 57,000 square feet of space in an adjacent building for a ten-year term commencing in December 2005. The purchase of this building is expected to close at the end of the first quarter of 2004. The lease agreement includes an option, exercisable until November 15, 2004, to purchase this building. If we exercise this option, the purchase price would be approximately $18.6 million. We intend to move all of our Irvine operations into these two buildings in stages over the next six quarters. The cost of improvements and moving to a new location is expected to be approximately $9.0 million for each building.

On January 28, 2004, we signed a definitive agreement to acquire Aelita Software Corporation in a transaction valued at approximately $115.0 million, of which approximately $101.0 million is expected to be paid to Aelita’s stockholders in cash upon closing of this transaction (assuming no unanticipated exercise of existing Aelita stock options prior to closing). This transaction is expected to close by the end of the first quarter of 2004.

In the future, we expect cash will continue to be generated from our operations. We plan to reinvest our cash generated from operations in new short and long-term marketable securities consistent with past investment practices and continue to evaluate a variety of other strategic investment and acquisition opportunities.

Financing Activities

Financing activities generated $9.6 million in 2003, primarily from net proceeds of $14.1 million from issuances of our common stock under employee stock option and stock purchase plans, offset by the use of $4.6 million to repay debt. Financing activities generated $4.0 million in 2002, of which $6.2 million was generated from issuances of our common stock under employee stock option and stock purchase plans, offset by the use of $2.3 million to repay debt.

In December 2000, our Board of Directors authorized a stock repurchase program under which we may purchase up to two million shares of our common stock. Under the repurchase program, we may purchase shares from time to time at varying prices in open market or private transactions. In October 2001, our Board of Directors increased the total number of shares authorized for repurchase under the stock repurchase program from two million shares to five million. As of December 31, 2003, we had repurchased approximately 1.7 million shares of our common stock under this program for an aggregate cost of approximately $58.0 million. Repurchases help offset dilution from stock issued under our employee stock option and employee stock purchase plans. No shares of common stock were repurchased under this plan during 2002 or 2003.

Contractual Obligations

As of December 31, 2003, our contractual obligations or commercial commitments include our facility lease commitments and operating leases for office facilities and certain items of equipment as well as the remaining balance of $0.9 million for certain indebtedness assumed in connection with our acquisition of FastLane in September 2000, which is due in July of 2004. In addition, we are committed to pay additional capital contributions to a private equity fund totaling $1.7 million as capital calls are made. We do not have any off-balance sheet arrangements that could reduce our liquidity.

The following table summarizes our obligations as of December 31, 2003 and the effect we expect such obligations to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Lease Obligations	$32,004	$11,082	$14,846	$6,076	$—
Capital Lease Obligations	194	132	62	—	—
Acquisition Obligations(1)	3,774	2,534	1,240	—	—

Total	$35,972	$13,748	$16,148	$6,076	$—

(1)	$1.0 million of the contractual obligation in the 1-3 year period may become due in less than one year if certain earn-out requirements are met.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable, intangible assets, income taxes and stock based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This forms the basis of judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our consolidated financial statements.

Revenue Recognition

We derive revenues from two primary sources: (1) software licenses and (2) services, which include post-contract customer support, consulting and education. We utilize written contracts as the means to establish the terms and conditions by which our products and services are sold to our customers. We license our products primarily through our direct sales force and indirectly through resellers.

We recognize revenue in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and related interpretations, SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue

Recognition in Financial Statements,” and other related pronouncements. Based on our reading and interpretation of SOP 97-2, SOP 98-9, SAB 101 and other related pronouncements, we believe that our current sales contract terms and business arrangements have been properly reported. The AICPA and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry. Future interpretations of existing accounting standards or changes in our business practices could result in future changes in our revenue accounting policies that could have a material adverse effect on our business, financial condition and results of operations.

Our software products are “off-the-shelf” products that do not require modification or customization. Revenues from sales to of software licenses to customers are recognized when:

(1)	Persuasive evidence of an arrangement exists—We consider a written contract, signed by both the customer and us, to be persuasive evidence of an arrangement;

(2)	Delivery has occurred—We deem delivery to have occurred when all products or services that are essential to the functionality are delivered to the customer;

(3)	The fee is fixed or determinable—We deem our fee to be fixed or determinable when we have a signed contract that states the agreed upon fee for our software and/or services. We consider arrangements with 80% or more of the payments due within six months and the balance due within the next six months to be fixed and determinable. Arrangements with payment terms extending beyond these customary payment terms are considered neither to be fixed nor determinable, and revenue from such arrangements is recognized as payments are received. We do not grant customers a right of return; and

(4)	Collection is probable—We assess the probability of collection on a customer-by-customer basis, based on the customer’s payment history and our evaluation of the customer’s financial position. If we determine that collection is not probable, we recognize revenue upon receipt of payment.

Our software license sales include an implicit first year annual customer support fee, which is recognized ratably over the one-year term of the arrangement. A customer’s renewal of annual customer support is priced as a percentage of the net software license fees, generally 20% to 25% of the initial purchase price.

We also offer product implementation and training services, which are sold separately under consulting engagement contracts. Revenues from these arrangements are accounted for separately from new software license revenues because the arrangements qualify as service transactions as defined in SOP 97-2 and are recognized as the services are performed.

For arrangements with multiple elements, we allocate revenue to each element of a transaction based upon its fair value as determined in reliance on “vendor-specific objective evidence,” or “VSOE.” VSOE of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately. When multiple elements are sold to a customer in a single contract, the revenues from such multiple-element arrangements are allocated to each element based upon the residual method. Under the residual method, revenue is recognized for all delivered elements when (1) there is VSOE of the fair values of all undelivered elements and (2) all revenue recognition criteria of SOP 97-2, as amended, are satisfied. Under the residual method of accounting, any discount in the arrangement is allocated to the delivered elements. If we cannot objectively determine the fair value of any undelivered element included in bundled software and service arrangements, we defer revenue until all elements are delivered, services have been performed or until fair value can objectively be determined.

We sell our products primarily through direct sales. For indirect sales transactions sold through distributors or resellers, we recognize revenue using the sell-through method, meaning revenues are associated with specific customer orders. In addition, we defer recognition on indirect sales until receipt of payment unless we have a payment history with the reseller or distributor with no late payment experiences.

Accounts Receivable

We maintain allowances for sales returns and doubtful accounts for estimated losses resulting from the unwillingness or inability of our customers to make required payments. This requires us to make estimates of future product returns, annual support cancellations and write-offs of bad debt accounts related to current period revenues. The amount of our reserves is based on historical experience and our analysis of the accounts receivable. As a percentage of current period revenues, charges against sales allowances for bad debt, sales returns and annual support cancellations were insignificant in both of the years ended December 31, 2003 and 2002.

If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional general and administrative expense in the period such determination was made. Additionally, if significant product performance issues were to arise resulting in our accepting sales returns, additional allowances may be required which would result in a reduction of revenue in the period such determination was made. Our standard licensing agreement does not permit customers to return products unless we have breached the product warranty and are unable to cure the breach. Our product warranties are typical industry warranties that a product will perform in accordance with established product requirements. While such amounts have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.

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

Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. We performed our annual impairment review and as a result determined that the carrying value of goodwill was less than the estimated fair value. In calculating the fair value of the reporting units (licenses and services), the Market Approach (Guideline Company Method) was the methodology deemed the most reliable and used for impairment analysis. We will perform subsequent annual impairment reviews during the fourth quarter of each year, or earlier if indicators of potential impairment exist. Future impairment reviews may result in charges against earnings to write down the value of goodwill.

Purchased intangible assets are recorded at the appraised value and amortized using the straight-line method over estimated useful lives of two years to seven years. The net carrying amount of purchased intangible assets was considered recoverable at December 31, 2003. In accordance with SFAS No. 144, purchased intangible assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. We periodically review the carrying value of these assets to determine whether or not impairment to such value has occurred. In the event that in the future it is determined that the purchased intangible assets value has been impaired, an adjustment will be made resulting in a charge for the write-down in the period in which the determination is made.

Income Taxes

We are required to estimate income taxes in each of the jurisdictions in which we operate as part of the process of preparing the consolidated financial statements. We recognize deferred income tax assets and liabilities based upon the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Such deferred income taxes primarily relate to the timing of the recognition of certain revenue items and the timing of the deductibility of certain reserves and accruals for income tax purposes. We regularly review the deferred tax assets for recoverability and establish a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. If we are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time periods within which the underlying timing differences become taxable or deductible, we could be required to establish an additional valuation allowance against the deferred tax assets, which could result in a substantial increase in our effective tax rate and have a materially adverse impact on our operating results. U.S. income taxes were not provided for on undistributed earnings from certain non-U.S. subsidiaries. Those earnings are considered to be permanently reinvested.

Accounting for Stock-Based Compensation

Our stock-based employee compensation plans are described more fully in Note 11 of “Notes to Consolidated Financial Statements.” We account for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations. Certain options granted under those plans had an exercise price less than the fair value of the underlying common stock on the date of grant, which is described more fully in Note 11. Unearned stock-based employee compensation costs associated with these options are reflected in net income. The expense equals the difference between the fair market value of our common stock on the grant date and the exercise price of the stock options and is recognized ratably over the vesting period of the stock options, currently four to five years.

We amortize stock-based compensation using the straight-line method over the remaining vesting periods of the related options, which is generally four to five years. Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if we had accounted for employee stock options and stock purchase plans under the fair value method of SFAS No. 123, as amended by SFAS No. 148.

Had employee stock based compensation cost been determined using the fair value method our net income (loss) would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

	December 31,
	2001	2002	2003
Net income (loss):
As reported	$(55,759)	$10,384	$21,516
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	2,930	891	529
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of related tax effects	(21,335)	(23,970)	(27,746)

Pro forma	$(74,164)	$(12,695)	$(5,701)

Basic net income (loss) per share:
As reported	$(0.64)	$0.12	$0.23

Pro forma	$(0.85)	$(0.14)	$(0.06)

Diluted net income (loss) per share:
As reported	$(0.64)	$0.11	$0.23

Pro forma	$(0.85)	$(0.14)	$(0.06)

The fair value of options and shares issued pursuant to the Employee Stock Purchase Plan at the grant date was estimated using the Black-Scholes model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. We use projected volatility rates, which are based upon historical volatility rates trended into future years. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our options.

The effects of applying pro forma disclosures of net income and earnings per share are not likely to be representative of the pro forma effects on net income and earnings per share in the future years, because the number of future shares to be issued under these plans is not known and the assumptions used to determine the fair value can vary significantly.

Recently Issued Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002 and we provided the required disclosures in Note 13 “Commitments and Contingencies.” We adopted the recognition provisions of FIN 45 effective January 1, 2003 and such adoption did not have an impact on our consolidated results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure” effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. The disclosure provisions are required, however, for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” We adopted the disclosure requirements of SFAS No. 148 effective January 1, 2003. The adoption of this standard did not have a significant impact on our financial condition or operating results.

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

In January 2003, the Emerging Issues Task Force (“EITF”) issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” which requires companies to allocate the consideration received on arrangements involving multiple arrangements based on their relative fair values. Further, this EITF requires that the companies consider the revenue recognition criteria separately for each of the deliverables. This EITF is applicable for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Early adoption is permitted. We adopted EITF 00-21 on January 1, 2003 and it did not have a material impact on our consolidated results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging.” The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. We adopted SFAS No. 149 effective July 1, 2003 and such adoption did not have an impact on our consolidated results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS No. 150 effective July 1, 2003 and such adoption did not have an impact on our consolidated results of operations or financial position because we have not issued any of these types of financial instruments.

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

The size and timing of our customer orders may vary significantly from quarter to quarter which could cause fluctuations in our revenues and operating results

Our license revenues in any quarter are substantially dependent on orders booked and delivered in that quarter. Our revenues in a given quarter could be adversely affected if we are unable to complete one or more large license agreements, or if the contract terms were to prevent us from recognizing revenue during that quarter. The sales cycles for certain of our software products, such as Vista Plus and SharePlex, can last from three to nine months and often require pre-purchase evaluation periods and customer education. Also, we have often booked a large amount of our sales in the last month, weeks or days of each quarter and delays in the closing of sales near the end of a quarter could cause quarterly revenue to fall short of anticipated levels. Finally, while a portion of our revenues each quarter is recognized from previously deferred revenue, our quarterly performance will depend primarily upon entering into new contracts to generate revenues for that quarter. These factors may cause significant periodic variation in our license revenues. In addition, we incur or commit to operating expenses based on anticipated revenue levels, and generally do not know whether revenues in any quarter will meet expectations until the end of that quarter. Accordingly, if our revenue growth rates slow or our revenues decline, our operating results could be seriously impaired because many of our expenses are relatively fixed in nature and cannot be easily or quickly changed.

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

Many of our products are vulnerable to direct competition from Oracle

We compete with Oracle in the market for database management solutions and the competitive pressure continues to increase. We expect that Oracle’s commitment to and presence in the database management product market will increase in the future and therefore substantially increase competitive pressures. We believe that Oracle will continue to incorporate database management technology into its server software offerings, possibly at no additional cost to its users. Competition from Oracle with certain of our Database Management products including SharePlex and Quest Central for Oracle has increased over the last two years and continues to increase with Oracle’s introduction of the next version of its database, known as Oracle 10G. Oracle 10G is claimed to have enhanced capabilities in the functions competitive with Quest Central for Oracle and with the Oracle monitoring capabilities of Foglight. If Oracle 10G does provide capabilities closely equivalent to those of Quest Central for Oracle, our revenues from that product line would likely be materially adversely affected.

In some cases these platform vendor-provided tools are bundled with the platform and in other cases they are separately chargeable products, albeit at significantly lower price points. The inclusion of the functionality of our software as standard features of the underlying database solution or application supported by our products or sale at much lower cost could erode our revenues, particularly if the competing products and features were of comparable capability to our products. Even if the functionality provided as standard features or lower costs by these system providers is more limited than that of our software, there can be no assurance that a significant number of customers would not elect to accept more limited functionality in lieu of purchasing our products. Moreover, there is substantial risk that the mere announcements of competing products or features by large competitors such as Oracle could result in the delay or cancellation of customer orders for our products in anticipation of the introduction of such new products or features.

Many of our products are dependent on database or application technologies of others; if these technologies lose market share or become incompatible with our products, or if these vendors acquire or form strategic relationships with our competitors, the demand for our products could suffer

We believe that our success has depended in part, and will continue to depend in part for the foreseeable future, upon our relationships with providers of major database and enterprise software programs, including Oracle, IBM, Microsoft, SAP, Siebel and PeopleSoft. Our competitive advantage consists in substantial part on the integration between our products and products provided by these major software providers, and our extensive knowledge of their products and technologies. If these companies for any reason decide to promote technologies and standards that are not compatible with our technologies, or if they lose market share for their database or application products, our business, operating results and financial condition would be materially adversely affected. Furthermore, these major software vendors could attempt to increase their presence in the markets we serve by acquiring or forming strategic alliances with our competitors, and may be in better position to withstand and respond to the current factors impacting this industry. These companies have longer operating histories, larger installed bases of customers and substantially greater financial, distribution, marketing and technical resources than we do, as well as well-established relationships with many of our present and potential customers. As a result, we may not be able to compete effectively with these companies in the future, which could materially adversely affect our business, operating results and financial condition.

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

Our operating results may be negatively impacted by fluctuations in foreign currency exchange rates

Our international operations are generally conducted through our international subsidiaries, with the associated revenues and related expenses, and balance sheets, denominated in the currency of the country in which the international subsidiaries operate. As a result, our operating results may be harmed by fluctuations in exchange rates between the U.S. Dollar and other foreign currencies. The foreign currencies to which we currently have the most significant exposure are the Canadian Dollar, the British Pound, the Euro and the Australian Dollar. To date, we have not used derivative financial instruments to hedge our exposure to fluctuations in foreign currency exchange rates.

Our international operations and our planned expansion of our international operations expose us to certain risks

We maintain research and development operations in Canada, Australia, Israel and Russia, and continue to expand our international sales activities as part of our business strategy. As a result, we face increasing risks from our international operations, including, among others:

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

Acquisitions of companies or technologies may result in disruptions to our business and diversion of management attention

We have in the past made and we expect to continue to make acquisitions of complementary companies, products or technologies, including Sitraka and our recently announced acquisition of Aelita. Any additional acquisitions will require us to assimilate the operations, products and personnel of the acquired businesses and train, retain and motivate key personnel from the acquired businesses. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may subject us to liabilities and risks that are not known or identifiable at the time of the acquisition or may cause disruptions in our operations and divert management’s attention from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners. We may have to use cash, incur debt or issue equity securities to pay for any future acquisitions. Use of cash or debt may affect our liquidity and use of cash would reduce our cash reserves. The issuance of equity securities for any acquisition could be substantially dilutive to our shareholders. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for intangible assets with indefinite useful lives. In consummating acquisitions, we are also subject to risks of entering geographic and business markets in which we have no or limited prior experience. If we are unable to fully integrate acquired businesses, products or technologies with our existing operations, we may not receive the intended benefits of an acquisition.

We Face Risks Associated With Governmental Contracting

We derive a portion of our revenues from contracts with the United States government and its agencies and from contracts with state and local governments or agencies. Demand and payment for our products and services are impacted by public sector budgetary cycles and funding availability, with funding reductions or delays adversely impacting public sector demand for our products and services. Public sector customers may also change the way they procure new contracts and may adopt new rules or regulations governing contract procurement, including required competitive bidding or use of “open source” products, where available. These factors may limit the growth of or reduce the amount of revenues we derive from the public sector, which could negatively affect our results of operations.

Our efforts to constrain costs may strain our management, administrative, operational and financial infrastructure

We are experiencing slower growth and are focused on increasing our operating margins. These efforts place a strain on our management, administrative, operational and financial infrastructure. Our ability to manage our operations while reducing operating costs requires us to continue to improve our operational, financial and management controls and reporting systems and procedures. Although we achieved a year over year increase in our margins from fiscal 2002 to 2003, there can be no guarantees that we will be successful in achieving our profitability targets in any future quarterly or annual period.

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

Our operating results may be affected if we are required to change our accounting for employee stock options

We currently account for the issuance of stock options under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, no compensation expense is recognized for options granted to employees where the exercise price equals the market price of the underlying stock on the date of grant. Certain proposals related to treating the grant of an employee stock option as an expense are currently under consideration by accounting standards organizations and governmental authorities. If such proposals are adopted and we are required to change the way we account for stock options, our operating results could be negatively impacted as a result of the additional expenses associated with stock options. See Note 1 of the “Notes to Consolidated Financial Statements” for a more detailed presentation of our accounting for stock-based compensation plans.

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

Natural disasters or power outages could disrupt our business

A substantial portion of our operations is located in California, and we are subject to risks of damage and business disruptions resulting from earthquakes, floods, fires and similar events, as well as from power outages. We have in the past experienced limited and temporary power losses in our California facilities due to power shortages, and we expect in the future to experience additional power losses. While the impact to our business and operating results has not been material, we cannot assure you that power losses will not adversely affect our business in the future, or that the cost of acquiring sufficient power to run our business will not increase significantly. Since we do not have sufficient redundancy in our networking infrastructure, a natural disaster or other unanticipated problem could have an adverse effect on our business, including both our internal operations and our ability to communicate with our customers or sell and deliver our products.

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

Information about our investment portfolio is presented in the table below, which states the amortized book value and related weighted-average interest rates by year of maturity (in thousands):

	Amortized Book Value	Weighted Average Rate
Investments maturing by December 31,
2004	$95,821	1.87%
2005	21,871	2.30%
2006	84,511	2.49%
2007	22,000	3.09%
Thereafter	53,903	4.48%

Total portfolio	$278,106	2.69%

We maintain a level of cash and cash equivalents such that we have generally been able to hold our investments to maturity. Accordingly, changes in the market interest rate would not have a material effect on the fair value of such investments.

Item 8.    Financial Statements and Supplementary Data

The financial statements required by this item are included in Part IV, Item 15 (a) of this Form 10-K and are presented beginning on page F-1.

The following table sets forth selected unaudited consolidated quarterly financial data for the eight quarters ended December 31, 2003:

	Quarters Ended
	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
	(in thousands, except per share data)
Revenues	$59,591	$61,890	$62,902	$71,199	$71,199	$70,835	$73,264	$88,990
Gross profit	52,898	55,006	56,389	64,093	62,941	61,991	65,072	80,932
Income before income tax provision	3,219	4,133	4,359	6,797	4,069	4,897	7,220	17,433
Net income	$1,889	$2,415	$2,270	$3,810	$2,534	$3,066	$4,438	$11,478

Basic net income per share	$0.02	$0.03	$0.03	$0.04	$0.03	$0.03	$0.05	$0.12

Diluted net income per share	$0.02	$0.03	$0.02	$0.04	$0.03	$0.03	$0.05	$0.12

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.    Controls and Procedures.

Our management, with the participation of the chief executive officer and chief financial officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on such evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2003, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

No changes in our internal control over financial reporting have come to our management’s attention that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information required by this item will be included in the sections captioned “Directors,” “Executive Officers,” “Code of Ethics” and “Section 16(a) of the Securities Exchange Act of 1934” in our definitive proxy statement, to be delivered to shareholders in connection with our 2004 annual meeting. Such information is incorporated herein by reference.

Item 11.    Executive Compensation

Information regarding compensation of certain named executive officers will be included in the section captioned “Executive Compensation” appearing in our definitive proxy statement, to be delivered to shareholders in connection with our 2004 annual meeting of shareholders. Such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required by this item will be included in the section captioned “Security Ownership of Certain Beneficial Owners and Management” appearing in our definitive proxy statement, to be delivered to shareholders in connection with our 2004 annual meeting of shareholders. The information regarding securities authorized for issuance under equity compensation plans will be included in the section captioned “Equity Compensation Plan Information” appearing in our definitive proxy statement, to be delivered to shareholders in connection with our 2004 annual meeting of shareholders. Such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

Information required by this item will be included in the section captioned “Related Party Transactions” appearing in our definitive proxy statement, to be delivered to shareholders in connection with our 2004 annual meeting of shareholders. Such information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information contained in the section captioned “Fees Paid to the Independent Auditors” in our definitive proxy statement for our 2004 annual meeting of shareholders is incorporated herein by reference.

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

3.	Exhibits

Exhibit Number		Exhibit Title

3.1		Second Amended and Restated Articles of Incorporation.(1)

3.2		Second Amended and Restated Bylaws, as amended.(2)

3.3		Certificate of Amendment of Second Amended and Restated Articles of Incorporation.(3)

3.4		Certificate of Amendment of Bylaws.(4)

4.1		Form of Registrant’s Specimen Common Stock Certificate.(1)

10.1	++	Registrant’s 1999 Stock Incentive Plan, as amended.

10.2	++	Registrant’s 1999 Employee Stock Purchase Plan.(7)

10.3		Form of Directors’ and Officers’ Indemnification Agreement.(1)

10.4		Office Space Lease dated as of June 17, 1999 between The Irvine Company and Quest Software, Inc.(1)

10.5		Office Lease between The Northwestern Mutual Life Insurance Company (Landlord) and Quest Software, Inc. (Tenant) dated as of September 30, 1999.(2)

10.6		Office Lease, dated June 2000, between Fund VIII and Fund IX Associates and Quest Software, Inc.(5)

10.7	++	Registrant’s 2001 Stock Incentive Plan.(6)

10.8		First Amendment to Lease dated as of January 2, 2003 between The Irvine Company and Quest Software, Inc.(8)

Exhibit Number	Exhibit Title

10.9	Office Building Lease, dated as of February 13, 2004, between Fluor Enterprises, Inc. and Quest Software, Inc.

14.1	Code of Ethics

21.1	Subsidiaries of the Company.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to our Registration Statement on Form S-1 and all amendments thereto (File No. 333-80543).
(2)	Incorporated herein by reference to our Registration Statement on Form S-1 and all amendments thereto (File No. 333-30816).
(3)	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2000.
(4)	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2001
(5)	Incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 30, 2000
(6)	Incorporated herein by reference to our Registration Statement on Form S-8 (File No. 333-82784) filed on February 14, 2002
(7)	Incorporated herein by reference to our Registration Statement on Form S-8 (File No. 333-107045) filed on July 15, 2003
(8)	Incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2002
++	Indicates a management contract or compensatory arrangement.

(b) Reports on Form 8-K

On October 22, 2003, we filed a Current Report on Form 8-K furnishing the press release announcing our operating results for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUEST SOFTWARE, INC.

Dated: March 15, 2004	By:	/S/ VINCENT C. SMITH
Vincent C. Smith Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ VINCENT C. SMITH Vincent C. Smith	Chief Executive Officer (principal executive officer) and Chairman of the Board	March 15, 2004

/S/ M. BRINKLEY MORSE M. Brinkley Morse	Vice President, Finance and Operations and Chief Financial Officer (principal financial officer)	March 15, 2004

/S/ KEVIN E. BROOKS Kevin E. Brooks	Vice President and Corporate Controller (principal accounting officer)	March 15, 2004

/S/ DAVID M. DOYLE David M. Doyle	Director	March 15, 2004

/S/ KEVIN KLAUSMEYER Kevin Klausmeyer	Director	March 15, 2004

/S/ RAYMOND J. LANE Raymond J. Lane	Director	March 15, 2004

/S/ DORAN G. MACHIN Doran G. Machin	Director	March 15, 2004

/S/ JERRY MURDOCK, JR. Jerry Murdock, Jr.	Director	March 15, 2004

/S/ AUGUSTINE L. NIETO II Augustine L. Nieto II	Director	March 15, 2004

INDEPENDENT AUDITORS’ REPORT

The Shareholders and Board of Directors

Quest Software, Inc.

We have audited the accompanying consolidated balance sheets of Quest Software, Inc. and subsidiaries (the Company) as of December 31, 2002 and 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Quest Software, Inc. and subsidiaries at December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets during 2002 as a result of adopting Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/    DELOITTE & TOUCHE LLP

Costa Mesa, California

March 9, 2004

QUEST SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2002	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$64,283	$67,470
Short-term marketable securities	27,841	26,736
Accounts receivable, net	39,898	58,535
Prepaid expenses and other current assets	9,653	6,846
Deferred income taxes	9,491	15,074

Total current assets	151,166	174,661
Property and equipment, net	44,505	31,950
Long-term marketable securities	115,422	184,160
Goodwill	231,717	239,840
Amortizing intangible assets, net	31,116	25,159
Deferred income taxes	15,014	10,126
Other assets	2,341	1,915

Total assets	$591,281	$667,811

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,308	$4,180
Accrued compensation	13,900	17,384
Other accrued expenses	23,678	27,939
Income taxes payable	1,262	9,082
Current portion of deferred revenue	59,209	73,957

Total current liabilities	103,357	132,542
Long-term liabilities:
Long-term portion of deferred revenue	4,001	9,416
Other long-term liabilities	5,941	1,677

Total long-term liabilities	9,942	11,093

Commitments and contingencies (Notes 3, 5 and 13)

Shareholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value, 150,000 shares authorized; 90,715 and 93,309 shares issued and outstanding at December 31, 2002 and 2003, respectively	562,476	588,203
Accumulated deficit	(68,589)	(47,073)
Accumulated other comprehensive income	1,309	260
Notes receivable from sale of common stock	(17,214)	(17,214)

Net shareholders’ equity	477,982	524,176

Total liabilities and shareholders’ equity	$591,281	$667,811

See accompanying notes to consolidated financial statements.

QUEST SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2001	2002	2003
Revenues:
Licenses	$174,134	$160,636	$179,560
Services	72,389	94,946	124,728

Total revenues	246,523	255,582	304,288
Cost of revenues:
Licenses	4,510	3,539	4,312
Services	18,985	17,913	21,365
Amortization of purchased intangible assets	8,003	5,744	7,675

Total cost of revenues	31,498	27,196	33,352

Gross profit	215,025	228,386	270,936
Operating expenses:
Sales and marketing	124,079	128,570	144,460
Research and development	63,334	60,051	67,448
General and administrative	24,589	24,971	29,656
In-process research and development	—	2,900	—
Intangible asset and goodwill amortization	56,724	2,037	3,390

Total operating expenses	268,726	218,529	244,954

Income (loss) from operations	(53,701)	9,857	25,982
Other income, net	8,208	9,131	11,132
Loss on impairment/sale of aircraft	—	(790)	(3,495)
Gain (loss) on equity investments	(4,405)	310	—

Income (loss) before income tax provision	(49,898)	18,508	33,619
Income tax provision	5,861	8,124	12,103

Net income (loss)	$(55,759)	$10,384	$21,516

Net income (loss) per share:
Basic	$(0.64)	$0.12	$0.23

Diluted	$(0.64)	$0.11	$0.23

Weighted-average shares:
Basic	87,632	90,065	92,081
Diluted	87,632	92,820	94,231

See accompanying notes to consolidated financial statements.

QUEST SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

			Accumulated Deficit	Accumulated Other Comprehensive Income	Notes Receivable From Sale of Common Stock	Total Shareholders’ Equity	Total Comprehensive Income (Loss)

	Common Stock
	Shares	Amount
BALANCE, January 1, 2001	86,371	$500,324	$(23,214)	$132	$(18,888)	$458,354	$—
Exercise of stock options, including tax benefit of $10,370	1,716	16,296	—	—	—	16,296	—
Accrued interest from shareholders for purchase of common stock	—	—	—	—	(1,221)	(1,221)	—
Payments on notes receivable from shareholders for purchase of common stock	—	—	—	—	2,847	2,847	—
Common stock issued for employee stock purchase plan	203	5,593	—	—	—	5,593	—
Compensation expense associated with stock option grants	—	4,508	—	—	—	4,508	—
Common stock issued for acquisitions	597	10,360	—	—	—	10,360	—
Unrealized gain on available-for-sale securities	—	—	—	390	—	390	390
Net loss	—	—	(55,759)	—	—	(55,759)	(55,759)

Comprehensive loss	—	—	—	—	—	—	$(55,369)

BALANCE, December 31, 2001	88,887	537,081	(78,973)	522	(17,262)	441,368	—
Exercise of stock options, including tax benefit of $17,743	1,466	19,500	—	—	—	19,500	—
Notes receivable and accrued interest from shareholders for purchase of common stock	—	—	—	—	(26)	(26)	—
Payments on notes receivable from shareholders for purchase of common stock	—	—	—	—	74	74	—
Common stock issued for employee stock purchase plan	362	4,480	—	—	—	4,480	—
Compensation expense associated with stock option grants	—	1,415	—	—	—	1,415	—
Unrealized gain on available-for-sale securities	—	—		787	—	787	787
Net income	—	—	10,384	—	—	10,384	10,384

Comprehensive income	—	—	—	—	—	—	$11,171

BALANCE, December 31, 2002	90,715	562,476	(68,589)	1,309	(17,214)	477,982	—
Exercise of stock options, including tax benefit of $8,864	1,800	18,363	—	—	—	18,363	—
Common stock issued for employee stock purchase plan	599	4,631	—	—	—	4,631	—
Compensation expense associated with stock option grants	—	890	—	—	—	890	—
Common stock issued for acquisitions	195	1,843	—	—	—	1,843	—
Unrealized loss on available-for-sale securities	—	—	—	(1,049)	—	(1,049)	(1,049)
Net income	—	—	21,516	—	—	21,516	21,516

Comprehensive income	—	—	—	—	—	—	$20,467

BALANCE, December 31, 2003	93,309	$588,203	$(47,073)	$260	$(17,214)	$524,176

See accompanying notes to consolidated financial statements.

QUEST SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2001	2002	2003
Cash flows from operating activities:
Net income (loss)	$(55,759)	$10,384	$21,516
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	75,659	23,358	26,584
Compensation expense associated with stock option grants	4,508	1,415	890
Accrued interest receivable from shareholders	(1,221)	(26)	—
Deferred income taxes	(5,653)	(12,334)	(3,234)
Provision for bad debts	789	903	291
(Gain) loss on equity investments	4,405	(310)	—
Loss on impairment/sale of aircraft	—	790	3,495
In-process research and development	—	2,900	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	2,056	698	(14,622)
Prepaid expenses and other current assets	3,186	1,651	4,074
Other assets	(34)	1,478	(92)
Accounts payable	18	(677)	(1,329)
Accrued compensation	3,397	151	2,276
Other accrued expenses	(752)	(2,970)	869
Income taxes payable	15,104	20,961	16,705
Deferred revenue	18,457	9,394	19,557
Other liabilities	349	(4,536)	(329)

Net cash provided by operating activities	64,509	53,230	76,651
Cash flows from investing activities:
Purchases of property and equipment	(22,079)	(3,006)	(6,664)
Proceeds from sale of aircraft	—	1,932	—
Cash paid for acquisitions, net of cash acquired	(330)	(56,841)	(4,796)
Proceeds from sale of equity investments	—	875	—
Purchases of marketable securities	(187,233)	(57,640)	(175,079)
Sales and maturities of marketable securities	137,431	92,795	106,348

Net cash used in investing activities	(72,211)	(21,885)	(80,191)
Cash flows from financing activities:
Repayment of notes payable	(1,163)	(1,884)	(4,249)
Collections of note receivable from shareholder	2,847	74	—
Repayment of capital lease obligations	(312)	(414)	(315)
Proceeds from the exercise of stock options	5,926	1,757	9,499
Proceeds from employee stock purchase plan	5,593	4,480	4,631

Net cash provided by financing activities	12,891	4,013	9,566

QUEST SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
	2001	2002	2003
Effect of exchange rate changes on cash and cash equivalents	(65)	(1,354)	(2,839)

Net increase in cash and cash equivalents	$5,124	$34,004	$3,187
Cash and cash equivalents, beginning of period	25,155	30,279	64,283

Cash and cash equivalents, end of period	$30,279	$64,283	$67,470

Supplemental disclosures of consolidated cash flow information:
Cash paid for interest	$103	$54	$51

Cash paid (refunded) for income taxes	$(3,642)	$693	$380

Supplemental schedule of non-cash investing and financing activities:
Tax benefit related to stock option exercises	$10,370	$17,743	$8,864

Unrealized (loss) gain on available-for-sale securities	$390	$787	$(1,049)

See Note 5 for details of assets acquired and liabilities assumed in purchase transactions.

See accompanying notes to consolidated financial statements.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business and Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation—Quest Software, Inc., was incorporated in California in 1987 and is a leading developer and vendor of application and database management software products. We also provide consulting, training, and support services to our customers. We have wholly-owned research and development subsidiaries in Russia, Israel and Canada and sales subsidiaries in Europe, Canada, Australia, Japan and Latin America for marketing, distribution, and support of our products and services. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include our accounts and those of our wholly owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

Foreign Currency Translation—In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation,” the United States Dollar is considered to be the functional currency for our foreign subsidiaries, as such subsidiaries act primarily as an extension of our parent company’s operations. Assets and liabilities in these subsidiaries are re-measured at current exchange rates, except for property and equipment, deferred revenue, depreciation and investments, which are translated at historical exchange rates. Revenues and expenses are translated at weighted average exchange rates in effect during the year, except for costs related to those balance sheet items, which are translated at historical rates. Foreign currency translation gains and losses are included in “other income, net” in the consolidated statements of operations. The net foreign currency translation gain was nominal, $2.1 million and $6.6 million for the years ended December 31, 2001, 2002 and 2003, respectively.

Fair Value of Financial Instruments—The carrying amounts of our financial instruments including cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and accrued liabilities approximate their respective fair values because of the relatively short period of time between origination of the instruments and their expected realization, or because they are carried at fair value.

Cash and Cash Equivalents—We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk—Financial instruments that potentially subject us to credit risk include cash and cash equivalents, marketable securities and accounts receivable. Trade receivables potentially subject us to concentrations of credit risk. We believe that credit risks related to our investment portfolio are moderated by limitations we place on our exposure to any one issuer and credit risks on trade accounts receivable are moderated by the diversity of our products, customers and geographic sales areas. We closely monitor extensions of credit and have not experienced significant credit losses in the past. We maintain reserves for estimated credit losses and sales returns, and such losses and returns have historically been within management’s expectations. No single customer accounted for 10% or more of our total revenues or accounts receivable for the years ended December 31, 2001, 2002 or 2003.

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

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Investments in Non-consolidated Companies—We have made venture capital investments in early stage private companies and a private equity fund for business and strategic purposes, and may make additional investments of this nature in the future. These investments are accounted for under the cost method, as we do not have the ability to exercise significant influence over these companies’ operations. We periodically monitor our investments for impairment and will record reductions in carrying values if and when necessary. The evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. As part of this evaluation process, our review includes, but is not limited to, a review of each company’s cash position, recent financing activities, financing needs, earnings and revenue outlook, operational performance, management or ownership changes, and competition. If we determine that the carrying value of our investment in a company is at an amount below fair value, we write down the investment and record a loss in the consolidated statements of operations. Estimating the fair value of non-marketable equity investments in early-stage technology companies is inherently subjective and may contribute to volatility in our reported results of operations. Investments in non-consolidated companies are included in other assets on our consolidated balance sheet at December 31, 2002 and 2003.

Long-Lived Assets—We account for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. We periodically review the carrying value of long-lived assets to determine whether or not impairment to such value has occurred.

Property and Equipment—Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:

Years
Furniture and fixtures	7
Machinery and equipment	7
Computer equipment	3
Computer software	3

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

Goodwill and Amortizing Intangible Assets—Goodwill arising from acquisitions (see Notes 4 and 5) is recorded as the excess of the purchase price over the fair value of assets acquired and, prior to 2002, was amortized over a useful life of five years. Accumulated goodwill amortization was $89.5 million in 2001. Purchased intangible assets are recorded at the appraised value of technology, customer lists, trademarks and non-compete agreements acquired and amortized using the straight-line method over estimated useful lives ranging from two to seven years. Accumulated amortization of purchased intangible assets was $16.4 million, $23.9 million and $35.0 million at December 31, 2001, 2002 and 2003, respectively. The net carrying amount of purchased intangible assets was considered recoverable at December 31, 2003, based on the undiscounted future cash flows expected to be realized from continued sales of the related software products. The carrying amount of goodwill was considered recoverable at December 31, 2003. As a result of adopting SFAS No. 142 in 2002, goodwill is no longer amortized but is evaluated for impairment at least annually.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Other Assets—Other assets primarily include lease security deposits and cost basis investments, which are accounted for on the cost basis as we do not have the ability to exercise significant influence. Cost basis investments are adjusted only for other-than-temporary impairments, additional investments or the sale of an investment.

Revenue Recognition—We record revenue in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” The AICPA and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry. Also, the Securities and Exchange Commission (“SEC”) has issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC.

Software Licenses, Services, and Post-Contract Customer Support—We market our software licenses primarily through our direct sales force and indirectly through resellers. Revenues from sales of software licenses, which generally do not contain multiple elements, are recognized when: (1) we enter into a legally binding arrangement with a customer; (2) we deliver the products; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable. If all the requirements of revenue recognition have not been met, revenue recognition is deferred until such items are known or resolved. Revenue from post-sale customer support is deferred and recognized ratably over the term of the support contract. Revenue from consulting and training services is recognized as the services are performed. We provide a limited warranty on all sales of software licenses, which states that for a period of 30 days from delivery the media on which the software is recorded will be free from material defects in materials and workmanship under normal use, and that the operation of our software will substantially conform to the applicable product documentation. We do not maintain a warranty reserve as costs incurred in association with the warranty are not material.

For arrangements with multiple elements, we allocate revenue to each element of a transaction based upon its fair value as determined in reliance on “vendor-specific objective evidence,” or “VSOE.” VSOE of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately. When multiple elements are sold to a customer in a single contract, the revenues from such multiple-element arrangements are allocated to each element based upon the residual method. Under the residual method, revenue is recognized for all delivered elements when (1) there is VSOE of the fair values of all undelivered elements and (2) all revenue recognition criteria of SOP 97-2, as amended, are satisfied. Under the residual method of accounting, any discount in the arrangement is allocated to the delivered elements. If we cannot objectively determine the fair value of any undelivered element included in bundled software and service arrangements, we defer revenue until all elements are delivered, services have been performed or until fair value can objectively be determined.

Software Development Costs—Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” Because we believe that our current process for developing software is essentially completed concurrently with the establishment of technical feasibility, no software development costs have been capitalized as of December 31, 2002 and 2003.

Other Compensation Costs—We record compensation expense for options granted to purchase common stock if the related exercise price of the option is below fair market value. The expense equals the difference

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

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

The following table shows the allocation of such costs to cost of licenses and services revenues and operating expenses based on the related headcount (in thousands):

	December 31,
	2001	2002	2003
Cost of licenses revenues	$—	$—	$2
Cost of services revenues	443	110	71
Sales and marketing	2,178	1,083	634
Research and development	3,786	621	458
General and administrative	596	175	100

Total other compensation costs	$7,003	$1,989	$1,265

We expect amortization expense for other compensation costs to be insignificant throughout 2004, which corresponds to the remaining vesting periods of the related options.

Advertising Expenses—We expense all advertising costs as incurred, and such costs were $2.8 million, $3.4 million, and $2.9 million for the years ended December 31, 2001, 2002 and 2003, respectively.

Income Taxes—We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Deferred taxes on income result from temporary differences between the reporting of income for financial statements and tax reporting purposes. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of our assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Stock-Based Compensation—In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. The disclosure provisions are required, however, for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” We adopted the disclosure requirements of SFAS No. 148 effective January 1, 2003. The adoption of this standard did not have a significant impact on our financial condition or operating results.

We account for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25. As permitted by SFAS No. 123, as amended by SFAS No. 148, we have chosen to continue to

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

account for our employee stock-based compensation plans under APB Opinion No. 25 and provide the expanded disclosures specified in SFAS No. 123, as amended by SFAS No. 148. Had employee stock based compensation cost been determined using the fair value method our net income (loss) would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

	December 31,
	2001	2002	2003
Net income (loss):
As reported	$(55,759)	$10,384	$21,516
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	2,930	891	529
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of related tax effects	(21,335)	(23,970)	(27,746)

Pro forma	$(74,164)	$(12,695)	$(5,701)

Basic net income (loss) per share:
As reported	$(0.64)	$0.12	$0.23

Pro forma	$(0.85)	$(0.14)	$(0.06)

Diluted net income (loss) per share:
As reported	$(0.64)	$0.11	$0.23

Pro forma	$(0.85)	$(0.14)	$(0.06)

For purposes of estimating the compensation cost of our option grants in accordance with SFAS No. 123, as amended by SFAS No. 148, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Weighted-average assumptions used for 2001, 2002 and 2003 were as follows:

	December 31,
	2001	2002	2003
Risk-free interest rates	5.00%	4.00%	3.97%
Expected life (in years)	5	5	5
Expected stock volatility	103%	86%	61%

Net Income (Loss) Per Share—We compute net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities by including other common stock equivalents, including stock options, in the weighted-average number of common shares outstanding for a period, if dilutive. For the year ended December 31, 2001, all potential common stock equivalents have been excluded from the computation of diluted net loss per share because the effect would be antidilutive.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

The table below sets forth the reconciliation of the denominator of the earnings (loss) per share calculation (in thousands):

	2001		2002		2003
Shares used in computing basic net income (loss) per share	87,632		90,065		92,081
Dilutive effect of stock options	—	(1)	2,755	(1)	2,150	(1)

Shares used in computing diluted net income (loss) per share	87,632		92,820		94,231

(1)	Options to purchase 15,568, 7,755 and 7,703 shares of common stock were outstanding during 2001, 2002 and 2003, respectively, but were not included in the computation of diluted net income per share as inclusion would have been anti-dilutive.

Comprehensive Income (Loss)—The difference between net income (loss) and comprehensive net income (loss) was an unrealized gain on available-for-sale securities of $0.4 million and $0.8 million for the years ended December 31, 2001 and 2002, respectively, and an unrealized loss on available-for-sale securities of $1.0 million for the year ended December 31, 2003.

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

Risks and Uncertainties—We are subject to risks and uncertainties in the normal course of business, including customer acceptance of our products, rapid technological changes, delays in introducing and market acceptance of new products, competition, e-business developments, international expansion, ability to attract and retain qualified personnel, ability to protect our intellectual property, and other matters inherent in the software industry.

Reclassifications—Certain reclassifications have been made to the prior-years’ balances to conform to the current year’s presentation.

New Accounting Pronouncements:

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002 and we provided the required disclosures in Note 13 “Commitments and Contingencies.” We adopted the recognition provisions of FIN 45 effective January 1, 2003 and such adoption did not have an impact on our consolidated results of operations or financial position.

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

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

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

In January 2003, the Emerging Issues Task Force (“EITF”) issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” which requires companies to allocate the consideration received on arrangements involving multiple arrangements based on their relative fair values. Further, this EITF requires that the companies consider the revenue recognition criteria separately for each of the deliverables. This EITF is applicable for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Early adoption is permitted. We adopted EITF 00-21 on January 1, 2003 and it did not have a material impact on our consolidated results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging.” The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. We adopted SFAS No. 149 effective July 1, 2003 and such adoption did not have an impact on our consolidated results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS No. 150 effective July 1, 2003 and such adoption did not have an impact on our consolidated results of operations or financial position because we have not issued any of these types of financial instruments.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

2.    Marketable Securities

The following table summarizes our portfolio of marketable securities (in thousands):

December 31, 2002	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due in one year or less:
U.S. government agencies	$11,994	$94	$—	$12,088
Corporate bonds	8,972	71	—	9,043
Mortgage-backed securities	5,839	17	(27)	5,829
Corporate stock	828	—	—	828
Other	53	—	—	53
Due in one to five years:
U.S. government agencies	34,956	437	—	35,393
Mortgage-backed securities	79,312	771	(54)	80,029

Total	$141,954	$1,390	$(81)	$143,263

Reported As:
Short-term marketable securities				$27,841
Long-term marketable securities				115,422

Total				$143,263

December 31, 2003	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due in one year or less:
U.S. government agencies	$24,978	$178	$—	$25,156
Mortgage-backed securities	1,454	18	(28)	1,444
Corporate stock	89	—	—	89
Other	48	—	—	48
Due in one to five years:
U.S. government agencies	117,527	393	(168)	117,752
Mortgage-backed securities	37,162	282	(166)	37,278
Due in five to ten years:
Mortgage-backed securities	29,378	22	(271)	29,129

Total	$210,636	$893	$(633)	$210,896

Reported As:
Short-term marketable securities				$26,736
Long-term marketable securities				184,160

Total				$210,896

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

The following table summarizes gross unrealized losses and fair value for our portfolio of marketable securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003 (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$14,720	$(279)	$—	$—	$14,720	$(279)
Mortgage-backed securities	38,397	(770)	—	—	38,397	(770)

Total	$53,117	$(1,049)	$—	$—	$53,117	$(1,049)

Interest income, included in other income (expense), net in the accompanying consolidated statements of operations, was $10.8 million, $9.3 million and $6.1 million for the years ended December 31, 2001, 2002 and 2003, respectively.

3.    Cost Basis Investments

At December 31, 2003, we valued our cost basis investments in private companies at $1.0 million. In addition, we have committed to make additional capital contributions to a private equity fund totaling $1.7 million. If the companies in which we have made direct or indirect investments do not complete initial public offerings or are not acquired by publicly traded companies or for cash, we may not be able to sell these investments. In addition, even if we are able to sell these investments we cannot assure that we will be able to sell them at a gain or even recover our investment. For the year ended December 31, 2002, we recorded a loss in other income, net, of $1.6 million associated with an other-than-temporary impairment and realized a gain of $1.9 million on the sale of one of our investments in an early stage private company.

4.    Goodwill and Amortizable Intangible Assets

Amortizing intangible assets as of December 31, 2002 and 2003, respectively, are comprised of the following:

	2002				2003
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
Acquired technology	$44,017	$(18,785)	$25,232	4.4	$47,617	$(26,460)	$21,157	4.5
Customer list	5,101	(1,945)	3,156	2.7	6,351	(3,944)	2,407	3.2
Non-compete agreement	2,200	(1,008)	1,192	2.0	2,325	(2,108)	217	2.2
Trademark	1,450	(48)	1,402	5.0	1,450	(338)	1,112	5.0
Other	2,264	(2,130)	134	2.3	2,445	(2,179)	266	2.3

	$55,032	$(23,916)	$31,116		$60,188	$(35,029)	$25,159

Amortization expense for amortizing intangible assets was $9.6 million, $8.1 million and $11.1 million for years ended December 31, 2001, 2002 and 2003, respectively. Estimated annual amortization expense by fiscal year is as follows: 2004—$6.9 million; 2005—$5.1 million; 2006—$4.8 million; 2007—$4.0 million; 2008—$3.2 million; thereafter—$1.2 million. All intangible assets currently recorded will be fully amortized by the end of 2009.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

The changes in the carrying amount of goodwill by reportable operating segment for the year ended December 31, 2003 are as follows (in thousands):

	Licenses	Services	Total
Balance as of December 31, 2002	$176,104	$55,613	$231,717
Goodwill acquired during the year ended December 31, 2003:
ECritical	1,562	—	1,562
Discus Data	4,427	1,398	5,825
Other	80	64	144
Goodwill adjustment for Sitraka severance costs	450	142	592

Balance as of December 31, 2003	$182,623	$57,217	$239,840

5.    Acquisitions

2003 Acquisitions

On April 3, 2003, we acquired the outstanding shares of eCritical Inc. (“eCritical”), a provider of performance management solutions for network-enabled applications. eCritical’s products extend our software monitoring solutions beyond the internal firewall to enable information technology (“IT”) administrators to monitor end user application response times and serve as an additional complement to our end-to-end response time management solution. The purchase price for eCritical was $2.1 million, consisting of stock of $1.8 million, of which $0.2 million was withheld in escrow for certain indemnification obligations of the selling shareholders, guaranteed future payments of $0.2 million related to employment agreements with certain key employees, and direct acquisition costs of $0.1 million. Goodwill in the amount of $1.6 million was assigned to the license segment of our business and is not expected to be deductible for tax purposes. As of December 31, 2003, none of the $0.2 million guaranteed future payments had been made.

An additional non-guaranteed amount of up to $0.2 million may be earned in the two years following the acquisition if certain sales of eCritical products, based on a formula, exceed $1.0 million following the close of the acquisition. These non-guaranteed payments will be recorded as compensation expense when and if such amounts are earned. As of December 31, 2003, none of the non-guaranteed future consideration had been earned or paid.

We acquired the outstanding shares of Discus Data Solutions, Inc. (“Discus Data”), a provider of infrastructure management solutions for the Microsoft environment, on May 30, 2003 in exchange for cash paid of $5.9 million, guaranteed future consideration of $2.0 million and direct acquisition costs of $0.1 million. Discus Data’s products broaden our core products for the Microsoft environment, specifically enabling Microsoft IT administrators with complementary functionality to manage user populations within Active Directory and Exchange environments. Of the cash paid, $0.6 million was withheld in escrow for certain indemnification obligations of the selling shareholders. Goodwill in the amount of $5.8 million is not expected to be deductible for tax purposes and was assigned as follows: $4.4 million to the license segment and $1.4 million to the services segment of our business.

We are required to pay guaranteed future consideration of $2.0 million no later than May 30, 2005. Payment of $1.0 million of the future consideration is required to be paid earlier if the completion of certain deliverables is achieved and the remaining $1.0 million is required to be paid earlier if certain earn-out requirements are met. As of December 31, 2003, deliverable consideration of $0.3 million had been paid.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

An additional non-guaranteed amount of up to $1.0 million may be earned over the two year period following the acquisition if certain sales of Discus Data products, based on a formula, exceed $5.0 million and $9.0 million in the first and second year, respectively, following the close of the acquisition. Such payments will be recorded as compensation expense when and if such amounts are earned. As of December 31, 2003, none of the non-guaranteed future consideration had been earned or paid.

On December 5, 2003 we purchased the technology and intellectual property rights to TOra in exchange for cash paid of $50,000 and guaranteed future consideration of $450,000 related to an employment agreement with the former owner. Future consideration of $210,000 will be paid during the first year following the date of acquisition with the remainder ratably over the second and third year following the acquisition. Goodwill in the amount of $140,000 is not expected to be deductible for tax purposes and was assigned as follows: $77,000 to the license segment and $63,000 to the services segment of our business.

2002 Acquisitions

In February of 2002, we acquired the outstanding shares of BB4 Technologies, Inc. (“BB4”), a provider of systems availability monitoring solutions. The purchase price for BB4 was $6.6 million, consisting of $4.2 million cash, direct acquisition costs of $0.2 million and future payments of $2.2 million related to non-compete agreements with certain key employees who are former shareholders. Goodwill in the amount of $4.8 million is not expected to be deductible for tax purposes and was assigned as follows: $3.7 million to the license segment and $1.1 million to the services segment of our business. As of December 31, 2003, $0.8 million of the future consideration had been paid.

In November of 2002, we acquired the outstanding shares of Sitraka, Inc. (“Sitraka”) a leading developer of application server performance management products in November 2002. The acquisition of Sitraka was made to broaden our application management portfolio of products to enable customers to detect, diagnose and resolve application bottlenecks within multi-tiered Java application environments. We acquired Sitraka in exchange for cash payments of $53.4 million, up to $3.6 million in additional contingent consideration, direct acquisition costs of $1.1 million and during 2003 an additional $0.6 million was recorded to goodwill for severance charges directly related to the acquisition. Goodwill in the amount of $36.5 million is not expected to be deductible for tax purposes and was assigned as follows: $27.7 million to the license segment and $8.8 million to the services segment of our business. Of the cash paid, $5.2 million was deposited to an escrow account to secure certain indemnification obligations of the selling shareholders. The obligation to pay the contingent consideration is dependent upon receipt of certain tax credits due to Sitraka. As of December 31, 2003, $3.0 million of the contingent consideration had been paid.

In connection with the Sitraka acquisition, we identified and valued two In-Process Research and Development (IPR&D) projects. Related to these IPR&D projects, $2.9 million was allocated to IPR&D and expensed immediately upon completion of the acquisition (as a charge not deductible for tax purposes), because the technological feasibility of products under development had not been established and no future alternative uses existed. Both projects were approximately 50% complete at the date of acquisition and the estimated cost to complete the projects was $1.3 million and were completed as anticipated and made generally available for sale in March 2003.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

The acquisitions were all accounted for as purchase business combinations, and the results of each acquisition’s operations are included in our consolidated statements of operations from the respective dates of acquisition. The purchase prices of these acquisitions were allocated as follows (in thousands):

	Current Assets	Property and Equipment and Other	Goodwill	Other Intangibles	IPR&D	Assumed Liabilities	Deferred Taxes	Total Purchase Price
YEAR ENDED DECEMBER 31, 2002
BB4 Technologies, Inc.	$123	$—	$4,846	$2,743	$—	$(60)	$(1,097)	$6,555
Sitraka, Inc.	12,685	968	36,524	24,950	2,900	(9,584)	(9,723)	58,720

	$12,808	$968	$41,370	$27,693	$2,900	$(9,644)	$(10,820)	$65,275

YEAR ENDED DECEMBER 31, 2003
eCritical, Inc.	$21	$12	$1,562	$1,200	$—	$(270)	$(382)	$2,143
Discus Data Solutions, Inc.	705	41	5,825	3,400	—	(716)	(1,229)	8,026
Other.	—	—	151	375	—	—	—	526

	$726	$53	$7,538	$4,975	$—	$(986)	$(1,611)	$10,695

Goodwill by reportable segment, related to acquisitions in 2002 and 2003, is as follows:

	Licenses	Services	Total
YEAR ENDED DECEMBER 31, 2002
BB4 Technologies, Inc.	$3,683	$1,163	$4,846
Sitraka, Inc.	27,764	8,760	36,524

	$31,447	$9,923	$41,370

YEAR ENDED DECEMBER 31, 2003
ECritical, Inc.	$1,562	$—	$1,562
Discus Data Solutions, Inc.	4,427	1,398	5,825
Other	80	71	151

	$6,069	$1,469	$7,538

Our financial results for the years ended December 31, 2002 and 2003 include actual results of these acquisitions from the dates on which the acquisitions were completed. The pro forma results of operations data for 2002 and 2003 presented below assume that the acquisitions had been made at the beginning of each fiscal year and include amortization of identified intangibles from that date. The pro forma data is presented for informational purposes only and is not necessarily indicative of the results of future operations nor of the actual results that would have been achieved had the acquisitions taken place at the beginning of the fiscal year (in thousands):

	Twelve Months Ended December 31,
	2002	2003
Revenues	$270,158	$305,713
Net income	4,361	20,568
Basic and diluted net income per share	0.05	0.22

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

6.    Property and Equipment

Net property and equipment consist of the following at December 31 (in thousands):

	2002	2003
Furniture and fixtures	$8,438	$9,114
Machinery and equipment	24,384	21,003
Computer equipment	22,481	25,563
Computer software	20,237	21,594
Leasehold improvements	4,251	4,910

	79,791	82,184
Less accumulated depreciation and amortization	(35,286)	(50,234)

Property and equipment, net	$44,505	$31,950

7.    Related-Party Transactions

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

8.    Notes Payable

In conjunction with an acquisition in 2000, we assumed a $4.4 million zero-interest loan related to a research and development funding arrangement with the Province of Nova Scotia. We have imputed interest on the loan of $1.2 million, which is being amortized to interest expense over the term of the loan. The repayments were fixed at $1.2 million each July of 2001, 2002 and 2003. As of December 31, 2003, the remaining amount payable is $0.9 million, which is due in July of 2004.

9.    Income Taxes

The provision for income taxes consists of the following for the years ended December 31 (in thousands):

	2001	2002	2003
Current:
Federal	$9,743	$16,358	$9,457
State	1,557	3,715	3,933
Foreign	149	391	1,353

	11,449	20,464	14,743
Deferred:
Federal	(4,083)	(2,176)	906
State	(3,352)	(1,630)	801
Foreign	(4,646)	1,971	217
Change in valuation allowance	6,493	(10,505)	(4,564)

	(5,588)	(12,340)	(2,640)

Total income tax provision	$5,861	$8,124	$12,103

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

The reconciliation of the U.S. federal statutory rate to the effective income tax rate for the years ended December 31, 2001, 2002 and 2003, is as follows:

	2001	2002	2003
Tax provision (benefit) at U.S. federal statutory rates	(35.0)%	35.0%	35.0%
State taxes	(1.9)	1.3	3.7
Goodwill amortization	38.1	—	—
Foreign taxes and foreign losses (with) without tax benefit	13.5	9.6	(1.6)
Research and development credits	(5.8)	(10.4)	(3.2)
In-process research and development	—	5.5	—
Other	2.9	2.9	2.1

	11.8%	43.9%	36.0%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes as of December 31, 2002 and 2003 are as follows (in thousands):

	2002	2003
Deferred tax assets:
Accounts receivable and sales returns reserves	$1,390	$1,775
Accrued liabilities	1,962	2,234
Foreign net operating loss carryforwards	13,080	12,862
U.S. net operating loss carryforwards	11,780	4,954
Stock compensation	1,452	1,652
Tax credits	14,429	15,777
Deferred revenue	14,979	11,963
Other	3,300	3,497

Total gross deferred assets	62,372	54,714

Deferred tax liabilities:
Intangibles	(11,839)	(9,057)
State taxes	(3,718)	(3,241)
Fixed assets	(3,082)	(2,554)

Total gross deferred liabilities	(18,639)	(14,852)
Valuation allowance	(19,228)	(14,662)

Net deferred income taxes	24,505	25,200

Less current portion	(9,491)	(15,074)

	$15,014	$10,126

At December 31, 2003, we had recorded a valuation allowance of $14.7 million on our deferred tax assets. Based on the weight of available evidence, we believe that it is more likely than not that these deferred tax assets will not be realized. Approximately $4.6 million of the valuation allowance was reduced in the current year as we believe that these deferred tax assets will more likely than not be realized. Approximately $4.4 million of these deferred tax assets relate to net operating losses resulting from stock option exercises and therefore the tax benefit of these stock options was credited to shareholders’ equity in the current year.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

At December 31, 2003, we had federal, state and foreign net operating loss carryforwards of $8.3 million, $26.4 million and $36.9 million, respectively, which begin to expire in 2018, 2005 and 2004, respectively. Approximately $19.8 million of the foreign net operating loss carryforwards were incurred by a subsidiary prior to the date of our acquisition of such subsidiary. Accordingly, the tax benefits associated with the realization of such net operating losses will be credited to goodwill if realized.

At December 31, 2003 we had federal and state tax credit carryforwards of $9.8 million and $5.9 million, respectively, which begin to expire in 2018.

Tax benefits associated with the exercise of stock options of $17.7 million and $8.9 million in 2002 and 2003, respectively, were credited to shareholders’ equity.

Income (loss) before income taxes consists of the following components (in thousands):

	2001	2002	2003
United States	$(4,039)	$27,057	$18,762
Foreign	(45,859)	(8,549)	14,857

Total	$(49,898)	$18,508	$33,619

Undistributed earnings of our foreign subsidiaries were immaterial as of December 31, 2003. Those earnings are considered to be permanently reinvested. Accordingly, no provision for U.S. federal or state income tax has been provided thereon.

Our federal income tax returns for the years ended December 31, 2000 and 2001 are currently under examination by the Internal Revenue Service. We believe that resolution of this examination will not have a material effect on our results of operations or financial position.

10.    Shareholders’ Equity

In December 2000, our Board of Directors authorized a stock repurchase program under which we may repurchase up to 2.0 million shares of our common stock. In October 2001, our Board of Directors increased the total number of shares authorized for repurchase under this program to 5.0 million shares. Under the repurchase program, we may repurchase shares from time to time at varying prices in open market or private transactions. We did not set any timeline within which repurchases would be made and have not committed to repurchase any specific amount of shares. As of December 31, 2000, we had repurchased 1.7 million shares for approximately $57.4 million under this program. No additional shares were repurchased under this program in 2001, 2002 or 2003.

11.    Employee Benefit Plans

Stock Option Plans

Our stock option plans provide for the issuance of stock options to our employees, directors and consultants. The options are generally granted with exercise prices equal to the fair market value of our common stock as of the grant date, expire ten years from the date of grant, and ratably vest over a four- to five-year period. As of December 31, 2003, we have authorized 26.5 million shares for issuance under the plans, of which 3.6 million shares are available for future grant.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

A summary of the status of our stock option plans as of December 31, 2001, 2002 and 2003 and changes during the years ending on those dates is presented below (in thousands, except per share data):

	2001		2002		2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding, beginning of period	10,641	$12.56	15,568	$13.56	19,710	$13.28
Granted	8,895	$14.16	6,904	$9.46	6,947	$11.49
Exercised	(1,716)	$3.76	(1,466)	$1.21	(1,799)	$5.28
Canceled	(2,252)	$19.08	(1,296)	$20.78	(1,939)	$14.44

Balance, end of period	15,568	$13.56	19,710	$13.28	22,919	$13.27

Exercisable, end of period	2,922	$8.82	4,992	$12.36	6,935	$14.05

The weighted-average fair value of options granted during the years ended December 31, 2001, 2002 and 2003 was $14.16, $9.46 and $11.49, respectively.

During 2000, options to purchase an aggregate of 594,000 shares, with a weighted-average exercise price of $26.84 per share, were granted with below market exercise prices. No options were granted during 2001, 2002 or 2003 with below market exercise prices. Included in the accompanying consolidated financial statements is $4.5 million, $1.5 million and $0.9 million of expense recorded during the years ended December 31, 2001, 2002 and 2003, respectively, associated with such option grants. The expense equals the difference between the fair market value of our common stock on the grant date and the exercise price of the stock options and is recognized ratably over the vesting period of the stock options, currently four to five years.

The following table summarizes information about stock options outstanding at December 31, 2003 (numbers of shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 0.50– 8.30	3,316	6.90	$5.11	1,781	$2.41
$ 8.40– 9.98	2,599	8.77	$8.60	308	$8.40
$10.15–10.55	574	8.46	$10.36	139	$10.21
$10.74–10.74	2,781	7.75	$10.74	908	$10.74
$10.82–10.82	714	8.84	$10.82	124	$10.82
$10.99–11.56	5,116	9.69	$11.56	—	$—
$11.60–14.81	2,461	8.35	$13.82	910	$14.26
$14.91–18.72	2,292	7.29	$15.33	1,017	$15.44
$19.38–20.67	55	0.83	$20.37	54	$20.36
$20.69–35.06	2,332	6.47	$26.07	1,456	$26.30
$35.17–53.41	679	6.50	$44.63	238	$41.93

	22,919		$13.27	6,935	$14.05

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

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

At December 31, 2003, 547,762 shares of common stock were reserved for issuance under this plan. In January 2003, 286,815 shares of common stock were purchased under this plan at a price of $7.97 per share. In July 2003, 311,884 shares of common stock were purchased under this plan at a price of $7.52 per share. At December 31, 2003, $2.7 million was recorded in accrued liabilities that employees had deposited for purchases of common stock under the plan for the current offering period, which expired on January 31, 2004.

Employee 401(k) Plan

We sponsor the Quest Software, Inc. 401(k) Plan (“401(k) Plan”) covering substantially all of our employees. As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from 1% to 100% of their annual compensation to the 401(k) Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The 401(k) Plan provides for discretionary contributions, as determined by the Board of Directors. Such contributions to the 401(k) Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. Participant contributions vest immediately, while discretionary contributions we make vest over a three-year period. Our discretionary contributions to the 401(k) Plan totaled $1.0 million for the years ended December 31, 2001, 2002 and 2003.

12.    Impairment/Sale of Aircraft

In August 2002, we sold our interest in an aircraft and received proceeds of approximately $1.9 million. The sale resulted in a loss of $0.8 million. In December 2003, we performed an evaluation of the carrying value of our remaining aircraft. The evaluation was performed because revenues from outsourcing our aircraft was expected to decrease and the market value of the aircraft was expected to be lower than the carrying value. We evaluated the carrying amount of our aircraft under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As part of our evaluation we estimated the undiscounted future cash flows to be generated (used) from outsourcing and corporate use of the aircraft along with expected cash from a potential sale of the aircraft, which was less than the carrying amount. The impairment charge of $3.5 million reflects the amounts by which the carrying value exceeds the estimated fair value of the aircraft as determined by an independent appraisal.

13.    Commitments and Contingencies

We lease office facilities and certain equipment under various operating leases. A majority of these leases are non-cancelable and obligate us to pay costs of maintenance, utilities, and applicable taxes. The leases on most of the office facilities contain escalation clauses and renewal options. Total rent expense was $12.2 million, $12.9 million and $13.3 million for the years ended December 31, 2001, 2002 and 2003, respectively.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Minimum lease commitments under non-cancelable operating leases as of December 31, 2003 are as follows (in thousands):

Year ending December 31:
2004	$11,082
2005	9,321
2006	5,525
2007	3,406
2008	2,372
Thereafter	298

$32,004

On July 2, 2002, Computer Associates International, Inc. (“CA”) filed a complaint against us and four of our employees in the U.S. District Court for the Northern District of Illinois alleging copyright infringement and trade secret misappropriation in connection with the development of the database administration component of our Quest Central for DB2 product and seeking injunctive relief and unspecified money damages. The complaint was amended in May 2003 to add another Quest employee as a defendant and to assert breach of contract claims against three of the individual defendants. In October 2003, CA filed a motion for preliminary injunction. We responded to this motion in January 2004, arguing that CA cannot meet the requirements for injunctive relief. In connection with our response, we sought leave to assert a counterclaim for a declaratory judgment of invalidity of CA’s copyright registrations. Rulings on these motions are not expected until late in the second quarter of 2004. If CA’s motion is granted, we would be preliminarily enjoined from licensing Quest Central for DB2. We are vigorously defending CA’s claims and do not believe that this matter will have a material adverse effect on our results of operations or financial condition.

After we announced on July 23, 2003 that we would restate certain financial results as a result of our discovery of a computational error relating to an error in the method used to translate foreign currency denominated accounts into U.S. Dollars at historical rates, numerous separate complaints purporting to be class actions were filed in the United States District Court for the Central District of California alleging that we and some of our officers and directors violated provisions of the Securities Exchange Act of 1934. Orders designating a lead plaintiff and consolidating the federal class action complaints were issued by the U. S. District Court in late October 2003, and an amended consolidated class action complaint was filed in January 2004. The consolidated amended complaint contains varying allegations, including allegations that we made materially false and misleading statements with respect to our financial results for 2002 and the quarter ended March 31, 2003 included in our filings with the SEC and press releases. In addition, one complaint purporting to be a derivative action has been filed in California state court against some of our directors and officers. This complaint is based on the same facts and circumstances described in the consolidated amended class action complaints and generally alleges that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. Each of the complaints generally seeks an unspecified amount of damages. The cases are in the very preliminary stages and we will vigorously defend these claims; however, it is not possible for us to quantify the extent of our potential liability, if any. Accordingly, no amounts have been accrued in the accompanying financial statements. Our motions to dismiss the federal class action complaint and the derivative action are expected to be filed during the second quarter of 2004. An unfavorable outcome in any of these cases could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, defending any litigation may be costly and divert management’s attention from the day-to-day operations of our business.

We are a party to other litigation, which we consider to be routine and incidental to our business. Management does not expect the results of any of these actions to have a material adverse effect on our results of operations or financial condition.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

In the normal course of our business, we enter into certain types of agreements that require us to indemnify or guarantee the obligations of other parties. These commitments include (i) intellectual property indemnities to licensees of our software products, (ii) indemnities to certain lessors under office space leases for certain claims arising from our use or occupancy of the related premises, or for the obligations of our subsidiaries under leasing arrangements, (iii) indemnities to customers, vendors and service providers for claims based on negligence or willful misconduct of our employees and agents, and (iv) indemnities to our directors and officers to the maximum extent permitted under applicable law. The terms and duration of these commitments varies and, in some cases, may be indefinite, and certain of these commitments do not limit the maximum amount of future payments we could become obligated to make thereunder; accordingly, our actual aggregate maximum exposure related to these types of commitments cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for obligations of this nature, and no liabilities have been recorded for these obligations in the accompanying consolidated balance sheets as the fair value of these obligations issued during the three and twelve months ended December 31, 2003 was not significant to our financial position, results of operations, or cash flows.

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

Reportable segment data for the three years in the period ended December 31, 2003, is as follows (in thousands):

	Licenses	Services	Total
Year ended December 31, 2001:
Revenues	$174,134	$72,389	$246,523
Cost of revenues	12,513	18,985	31,498

Gross profit	$161,621	$53,404	$215,025

Year ended December 31, 2002:
Revenues	$160,636	$94,946	$255,582
Cost of revenues	9,283	17,913	27,196

Gross profit	$151,353	$77,033	$228,386

Year ended December 31, 2003:
Revenues	$179,560	$124,728	$304,288
Cost of revenues	11,987	21,365	33,352

Gross profit	$167,573	$103,363	$270,936

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Revenues are attributed to geographic areas primarily based on the location of the entity to which the products or services were delivered. Revenues, gross profit, income (loss) from operations and long-lived assets concerning principal geographic areas in which we operate are as follows (in thousands):

	North America (1)	Europe (2)	Other International	Total
Year ended December 31, 2001:
Revenues	$198,154	$42,534	$5,835	$246,523
Gross profit	185,141	27,042	2,842	215,025
Loss from operations	(43,395)	(8,695)	(1,611)	(53,701)
Long-lived assets	419,681	2,013	9,015	430,709

Year ended December 31, 2002:
Revenues	$190,231	$58,566	$6,785	$255,582
Gross profit	187,101	37,658	3,627	228,386
Income from operations	15,158	(5,380)	79	9,857
Long-lived assets	429,289	2,888	7,938	440,115

Year ended December 31, 2003:
Revenues	$220,549	$74,497	$9,242	$304,288
Gross profit	203,230	62,072	5,634	270,936
Income from operations	21,868	1,632	2,481	25,982
Long-lived assets	484,139	1,919	7,093	493,150

(1)	Principally represents operations in the United States
(2)	Our subsidiary located in the United Kingdom accounted for $23.9 million, $29.0 million and $33.2 million of total European revenues during the years ended December 31, 2001, 2002 and 2003, respectively.

15.    Subsequent Event

On January 28, 2004, we signed a definitive agreement to acquire Aelita Software Corporation in a transaction valued at approximately $115.0 million, of which approximately $101.0 million is expected to be paid to Aelita’s stockholders in cash (assuming no unanticipated exercise of existing Aelita stock options prior to closing and assuming no valid claims are made against the indemnity escrow fund to be established in connection with the contemplated transaction). The balance of the transaction value represents amounts allocable to Aelita stock options that are to be assumed by Quest and converted into Quest stock options, and amounts allocable to Aelita’s transaction-related expenses. Closing of the contemplated transaction is subject to customary closing conditions, including expiration of the applicable Hart-Scott-Rodino waiting period, and is expected to be completed by the end of the first quarter of 2004. The acquisition will be accounted for as a purchase and the purchase price is expected to be allocated primarily to goodwill and other intangible assets.

QUEST SOFTWARE INC.

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNT

Description	Balance at Beginning of Period	Charges, Costs and Expenses	Additions/ Deductions	Balance at End of Period
	(In Thousands)
Year ended December 31, 2001:
Allowance for bad debt	$1,372	$789	$(1,267)	$895
Allowance for sales returns and cancellations	$8,604	$7,935	$(7,483)	$9,056
Year ended December 31, 2002:
Allowance for bad debt	$895	$580	$(634)	$841
Allowance for sales returns and cancellations	$9,056	$4,848	$(5,152)	$8,752
Year ended December 31, 2003:
Allowance for bad debt	$841	$291	$(44)	$1,088
Allowance for sales returns and cancellations	$8,752	$4,493	$(1,500)	$11,745

S-1

EXHIBIT INDEX

Exhibit Number		Exhibit Title

3.1		Second Amended and Restated Articles of Incorporation.(1)

3.2		Second Amended and Restated Bylaws, as amended.(2)

3.3		Certificate of Amendment of Second Amended and Restated Articles of Incorporation.(3)

3.4		Certificate of Amendment of Bylaws.(4)

4.1		Form of Registrant’s Specimen Common Stock Certificate.(1)

10.1	++	Registrant’s 1999 Stock Incentive Plan, as amended.

10.2	++	Registrant’s 1999 Employee Stock Purchase Plan.(7)

10.3		Form of Directors’ and Officers’ Indemnification Agreement.(1)

10.4		Office Space Lease dated as of June 17, 1999 between The Irvine Company and Quest Software, Inc.(1)

10.5		Office Lease between The Northwestern Mutual Life Insurance Company (Landlord) and Quest Software, Inc. (Tenant) dated as of September 30, 1999.(2)

10.6		Office Lease, dated June 2000, between Fund VIII and Fund IX Associates and Quest Software, Inc.(5)

10.7	++	Registrant’s 2001 Stock Incentive Plan.(6)

10.8		First Amendment to Lease dated as of January 2, 2003 between The Irvine Company and Quest Software, Inc.(8)

10.9		Office Building Lease, dated as of February 13, 2004, between Fluor Enterprises, Inc. and Quest Software, Inc.

14.1		Code of Ethics

21.1		Subsidiaries of the Company.

23.1		Consent of Deloitte & Touche LLP.

31.1		Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to our Registration Statement on Form S-1 and all amendments thereto (File No. 333-80543).
(2)	Incorporated herein by reference to our Registration Statement on Form S-1 and all amendments thereto (File No. 333-30816).
(3)	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2000.
(4)	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2001.
(5)	Incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 30, 2000.
(6)	Incorporated herein by reference to our Registration Statement on Form S-8 (File No. 333-82784) filed on February 14, 2002.
(7)	Incorporated herein by reference to our Registration Statement on Form S-8 (File No. 333-107045) filed on July 15, 2003
(8)	Incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2002
++	Indicates a management contract or compensatory arrangement.