Form 10-K/A
period 2003-12-31
QUEST SOFTWARE INC
filed 2004-04-29
CIK 1088033

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes  ☒    No  ☐

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

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2003 solely for the purpose of providing the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. Such information was to be incorporated by reference from the Registrant’s definitive proxy statement in connection with the Registrant’s 2004 Annual Meeting of Shareholders.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

Listed below is information regarding the seven individuals serving as our directors as of December 31, 2003:

Name	Age	Position with Quest
Vincent C. Smith	40	Chairman of the Board and Chief Executive Officer
David M. Doyle	43	Director
Doran G. Machin	49	Director
Jerry Murdock, Jr.	45	Director
Raymond J. Lane	57	Director
Augustine L. Nieto II	46	Director
Kevin M. Klausmeyer	45	Director

Vincent C. Smith has served as our Chief Executive Officer since 1997 and a director since 1995. Mr. Smith became Chairman of the Board in 1998. From 1992 to 1994, Mr. Smith served as Vice President of Worldwide Sales and Marketing at Patrol Software North America, a company he founded. Following Patrol’s acquisition by BMC Software in 1994, Mr. Smith managed BMC’s sales operations as Director of Open Systems. From 1987 to 1992, Mr. Smith held a variety of sales management positions at Oracle Corporation.

David M. Doyle is our founder and has served as a director since 1987. Mr. Doyle served as our President until March 2003. Mr. Doyle was the primary designer and developer of our products during the initial four years after the founding of Quest. Prior to the founding of Quest, Mr. Doyle served as a consultant to a variety of industries, specializing in the areas of system design and application performance, and co-founded American Data Industries.

Doran G. Machin has served as a director since 1987. Mr. Machin is a co-founder of Quest and served as our Executive Vice President from 1987 through April 1999. Prior to 1987, Mr. Machin was employed as an independent computer consultant and worked for Hewlett-Packard and American Data Industries.

Jerry Murdock, Jr. has served as a director since April 1999. Mr. Murdock is a General Partner of InSight Capital Partners, an investment firm, which he co-founded in 1995. From 1987 to 1995, Mr. Murdock was President of Aspen Technology Group, a consulting firm that he founded in 1987. Mr. Murdock is a Trustee of The Aspen Institute.

Raymond J. Lane has served as a director since October 2000. Mr. Lane is a General Partner of Kleiner Perkins Caufield & Byers, a venture capital firm. Prior to joining Kleiner Perkins in July 2000, Mr. Lane was President and Chief Operating Officer and a Director of Oracle, where he served in various executive management positions. Before joining Oracle in June 1992, Mr. Lane was a Senior Vice President and Managing Partner of Booz-Allen & Hamilton. He also served on Booz-Allen’s Board of Directors and Executive Management Committee. Currently, Mr. Lane is a member of the Board of Trustees of Carnegie-Mellon University and serves on the Boards of Directors of Marimba, Inc., SeeBeyond Technology Corporation and FreeMarkets, Inc.

Augustine L. Nieto II has served as a director since October 2002. Mr. Nieto is chairman of Life Fitness, a leading manufacturer of exercise equipment for commercial and consumer use, and has held a variety of executive positions with Life Fitness since he co-founded the company in 1977.

Kevin M. Klausmeyer joined our Board of Directors in July 2003. Mr. Klausmeyer is Chief Financial Officer of RLX Technologies, Inc., a privately held provider (and inventor) of blade server and related modular computing hardware and software solutions. From December 1999 to February 2003, Mr. Klausmeyer was chief financial officer of PentaSafe Security Technologies, Inc., which was acquired by NetIQ Corporation in December 2002. From August 1993 to November 1999, Mr. Klausmeyer was vice president and chief accounting officer of BMC Software, Inc. Mr. Klausmeyer serves as one of two industry representatives on the AICPA Software Revenue Recognition Task Force, which interprets and provides guidance to the software industry on the U.S. authoritative software revenue accounting rules. Mr. Klausmeyer is also a director of I-Sector Corporation.

Executive Officers

The names of our executive officers and other information about them are shown below.

Name	Age	Position
Vincent C. Smith	40	Chairman of the Board and Chief Executive Officer
Douglas F. Garn	45	Vice President, Worldwide Sales
M. Brinkley Morse	46	Vice President, Finance and Operations and Chief Financial Officer
Ratmir Timashev	37	Senior Vice President and General Manager, Microsoft Management Solutions

Information for Mr. Smith is included in the previous section titled “Directors.”

Douglas F. Garn is our Vice President, Worldwide Sales. Mr. Garn held this position from January 1998 to January 2002 and returned to this position in January 2003 after a medical leave of absence. From March 1996 to January 1998, Mr. Garn was Vice President of North American Sales for Peregrine Systems, Inc. From July 1995 until April 1996, Mr. Garn was Vice President of Sales with Syntax, Inc., a networking software company. From November 1993 until July 1995, Mr. Garn was Regional Sales Manager with BMC.

M. Brinkley Morse has served as our Vice President, Finance and Operations since January 2001 and as our Chief Financial Officer since May 2003. Before joining Quest, Mr. Morse served as Senior Vice President, Corporate Development and Secretary of BMC Software from September 1998 to August 2000, and he served as General Counsel and Secretary of BMC from November 1988 to September 1998.

Ratmir Timashev has served as our Senior Vice President and General Manager, Microsoft Management Solutions since joining Quest in March 2004 in connection with Quest’s acquisition of Aelita Software Corporation. Mr. Timashev co-founded Aelita, a provider of systems management solutions for Microsoft Active and Directory Exchange environments, in 1998 and served as its President and Chief Executive Officer. Mr. Timashev holds a master’s degree in Chemical Physics from the Ohio State University and is a graduate of the Moscow Institute of Physics and Technology.

Audit Committee Financial Expert

We have a standing audit committee consisting of Messrs. Murdock, Klausmeyer and Nieto. Our board of directors has determined that Mr. Klausmeyer is an audit committee financial expert and that he is “independent” within the meaning of Rule 4200 of the Marketplace Rules of the National Association of Securities Dealers, Inc.

Nominations for Director

The Nominating Committee has recently adopted procedures by which shareholders may recommend nominees to the Quest Board of Directors. Shareholder recommendations should be delivered to the Company’s Corporate Secretary as follows:

Corporate Secretary

Quest Software, Inc.

8001 Irvine Center Drive

Irvine, CA 92618

Shareholder recommendations should set forth, among other matters: (i) the name, age and business address of the nominee; (ii) the principal occupation or employment of the nominee; (iii) the number of shares of Quest capital stock owned by the nominee; and (iv) other information relating to the nominee that is required to be disclosed in solicitations for proxies for election of directors under applicable rules and regulations of the Commission.

The Nominating Committee utilizes a variety of methods for identifying and evaluating nominees for director. In the event that vacancies on the Board arise, the Nominating Committee considers potential candidates for director, which may come to the attention of the Nominating Committee through current directors, professional search firms, shareholders or other persons. As described above, the Nominating Committee considers properly submitted shareholder recommendations for nomination to the Board in the same manner as it evaluates other nominees. Following verification of the shareholder status of persons proposing candidates, recommendations are aggregated and considered by the Nominating Committee. Materials provided by a shareholder for consideration of a nominee for director are forwarded to the Nominating Committee for evaluation. In evaluating such nominations, the Nominating Committee seeks to achieve the appropriate balance of industry and business knowledge and experience in light of the function and needs of the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent shareholders also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to the Company, or written representations that no Forms 4 or 5 were required, the Company believes that, during 2003, its officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements, except that each of Messrs. Murdock, Lane and Machin filed a late report for one transaction.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officer, Chief Financial Officer, Controller and other persons performing similar functions. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding amendments to, or waivers from, the Code of Ethics by either providing such information on a Form 8-K filed with the Securities and Exchange Commission or by posting such information on the “Investors” section of our website at www.quest.com. Information contained on our website is not part of this Report.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth for the years ended December 31, 2001, 2002 and 2003 all compensation received for services rendered to Quest in all capacities by our chief executive officer and each of the other four most highly compensated executive officers. These officers are referred to herein as the Named Executive Officers.

	Annual Compensation					Long-Term Compensation
Name and Principal Position	Year	Salary($)		Bonus ($)(1)	Other Annual Compen- sation ($) (2)	Securities Underlying Options(#)	All Other Compensation ($) (3)
Vincent C. Smith (4) Chief Executive Officer	2003 2002 2001	$	— — 263,542	$200,000 — —	$127,005 38,728 31,971	750,000 800,000 785,000	$	— — 1,500

M. Brinkley Morse Vice President, Finance & Operations and Chief Financial Officer	2003 2002 2001		200,000 200,000 191,667	100,000 50,000 50,000	— — —	150,000 200,000 650,000		— — —

Douglas F. Garn (5) Vice President, Worldwide Sales	2003 2002 2001		189,489 — 194,500	200,000 — 75,000	— — 14,189	550,000 — 400,000		1,500 — 1,500

(1)	Includes performance bonuses accrued in the year of service whether paid during the year of service or thereafter.
(2)	These amounts represent automobile expenses paid by Quest, including $34,963 in 2003 for Mr. Smith. For 2001 and 2003, these amounts also include $11,916 and $92,042, respectively, for Mr. Smith for personal use of aircraft.
(3)	These amounts represent matching contributions under our 401(k) Plan.
(4)	Effective December 1, 2001, Mr. Smith voluntarily elected to eliminate the base salary component of his compensation.
(5)	Mr. Garn returned to Quest from a medical leave of absence in January 2003.

Option Grants in Last Fiscal Year

The following table sets forth certain information with respect to stock options granted to each of the Named Executive Officers in 2003, including the potential realizable value over the ten-year term of the options, based on assumed rates of stock appreciation of 5% and 10%, compounded annually. These assumed rates of appreciation comply with the rules of the SEC and do not represent our estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of our Common Stock. No stock appreciation rights were granted during 2003.

Name	Option Grants in 2003				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term($)
	Number of Securities Underlying Options Granted(#)(1)	Percent of Total Options Granted to Employees in 2003(%)	Exercise Price ($/Share)	Expiration Date	5%	10%
Vincent C. Smith	750,000	10.80%	$11.56	09/10/13	$5,452,516	$13,817,747
M. Brinkley Morse	150,000	2.16	11.56	09/10/13	1,090,503	2,763,549
Douglas F. Garn	550,000	7.92	11.56	09/10/13	3,998,512	10,133,015

(1)	These options were granted at an exercise price equal to the fair market value of Quest Common Stock on the grant date. These options vest as follows: 20% on the first anniversary of the date of grant, and 10% upon completion of each of the following eight six-month periods.

The potential realizable value is calculated based on the ten-year term of the option at its time of grant. It is calculated based on the assumption that the market value of our common stock appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock and overall stock market conditions.

Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

The following table sets forth, for the year ending December 31, 2003, certain information regarding options exercised by, and held at year-end by, the Named Executive Officers.

Name	Shares Acquired Upon Exercise(#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at December 31, 2003(#)		Value of Unexercised In-the-Money Options at December 31, 2003($) (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Vincent C. Smith	—	—	576,666	1,787,334	$1,636,574	$6,741,526
M. Brinkley Morse	—	—	347,500	652,500	651,200	1,962,800
Douglas F. Garn	—	—	186,400	881,500	588,430	1,728,800

(1)	Calculated on the basis of the fair market value of our Common Stock on December 31, 2003 ($14.20 per share), less the applicable exercise price per share, multiplied by the number of shares underlying the options.

Director Compensation and Other Arrangements

During 2003, we implemented compensation arrangements for our non-employee directors. Non-employee directors receive an annual retainer of $25,000 for serving on the board of directors, and are reimbursed for reasonable expenses incurred by them in attending board and committee meetings. In addition, the chairman of our Audit Committee receives an additional $10,000 annual fee, our Audit Committee Financial Expert receives an additional $15,000 annual fee, and other members of the Audit Committee receive an additional $5,000 annual fee. The chairman of our Compensation Committee receives an additional $5,000 annual fee, and each other member of the Compensation Committee receives an additional $2,500 annual fee.

Non-employee directors are permitted to elect to receive annual board and committee fees in the form of stock options, in lieu of cash, pursuant to the director fee option grant program in our 1999 Stock Incentive Plan. Non-employee board members who have served on the board since the date of the prior year’s annual meeting of shareholders also receive option grants pursuant to the provisions of the automatic option grant program under our 1999 Stock Incentive Plan.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between any of our executive officers or any member of our compensation committee and any member of any other company’s board of directors or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 26, 2004 with respect to the beneficial ownership of our Common Stock by (i) each person Quest believes beneficially holds more than 5% of the outstanding shares of Common Stock; (ii) each director; (iii) each Named Executive Officer and (iv) all directors and executive officers as a group. Unless otherwise indicated, all persons named as beneficial owners of Common Stock have sole voting power and sole investment power with respect to the shares indicated as beneficially owned, and beneficial ownership includes shares issuable upon exercise of stock options that are exercisable or will become exercisable within 60 days of March 26, 2004. Unless otherwise indicated, the principal address of each of the shareholders below is c/o Quest Software, Inc., 8001 Irvine Center Drive, Irvine, California 92618.

Name of Beneficial Owner	Number Of Shares Beneficially Owned	Percent Of Shares Outstanding
Vincent C. Smith (1)	35,413,014	37.4%
David M. Doyle (2)	8,655,842	9.2%
FMR Corp. (3) 82 Devonshire Street Boston, MA 02109	6,325,712	6.7%
Essex Investment Management Company, LLC (4) 125 High Street, 29th Floor Boston, MA 02110	5,614,203	6.0%
M. Brinkley Morse (5)	435,000	*
Douglas F. Garn (6)	249,900	*
Jerry Murdock, Jr. (7)	177,298	*
Raymond J. Lane (8)	537,113	*
Doran G. Machin (9)	60,000	*
Augustine L. Nieto (10)	65,000	*
Kevin M. Klausmeyer (11)	53,400	*
All executive officers and directors as a group (10 persons) (12)	45,646,567	47.6%

*	Less than 1%
(1)

Includes an aggregate of 152,400 shares held in the names of Mr. Smith’s minor children and 1,040 shares held by Mr. Smith as custodian for his minor children. Includes an aggregate of 33,198,900 shares held through limited liability companies, including 2,606,600 shares that are subject to a pre-paid variable share forward contract. Includes 47,060 shares held by the Vincent C. Smith Charitable Remainder Trust, of which Mr. Smith is the trustee. Includes 710,583 shares issuable upon exercise of stock options.

(2)	Includes 62,500 shares issuable upon exercise of stock options. Includes an aggregate of 4,369,000 shares that are subject to variable delivery forward contracts entered into by Mr. Doyle, including variable delivery forward contracts covering an aggregate of 1,500,000 shares entered into by Mr. Doyle pursuant to a 10b5-1 trading plan adopted on March 5, 2004, pursuant to which Mr. Doyle may sell up to 3,286,000 additional shares of Quest Software common stock during the period from April 1, 2004 through December 31, 2004, through cash market transactions or variable delivery forward contracts.
(3)	According to a Schedule 13G filed with the Securities and Exchange Commission on February 17, 2004.
(4)	According to an amended Schedule 13G filed with the Securities and Exchange Commission on February 20, 2004.
(5)	Includes 435,000 shares issuable upon exercise of stock options.
(6)	Includes 249,900 shares issuable upon exercise of stock options.
(7)	Includes 2,274 shares owned by Insight Venture Associates II, LLC, of which Mr. Murdock is a managing member. Mr. Murdock disclaims beneficial ownership of such securities, except to the extent of his pecuniary interest therein, which may not be readily determinable. Also includes 60,000 shares issuable upon exercise of stock options.
(8)	Includes 95,000 shares issuable upon exercise of stock options.
(9)	Includes 60,000 shares issuable upon exercise of stock options.
(10)	Includes 65,000 shares issuable upon exercise of stock options.
(11)	Includes 50,000 shares issuable upon exercise of stock options.
(12)	Includes a total of 1,787,983 shares issuable upon exercise of stock options.

Equity Compensation Plan Information

Securities Authorized for Issuance Under Equity Compensation Plans

The following table gives information about our Common Stock that may be issued upon the exercise of options under all of our existing equity compensation plans as of December 31, 2003, including our 1999 Stock Incentive Plan, 1999 Employee Stock Purchase Plan and 2001 Stock Incentive Plan, and stock options assumed in connection with our acquisitions of Foglight Software, OnWire Technologies and FastLane Technologies.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	14,122,292	(2)	$13.33	2,885,179
Equity compensation plans not approved by security holders	8,382,127	(3)	$11.64	914,873

Totals	22,504,419		$12.70	3,800,052

(1)	Excludes options to purchase 10,540 shares of Common Stock with a weighted-average exercise price of $31.33 per share, options to purchase 3,821 shares of Common Stock with a weighted-average exercise price of $51.51 per share and options to purchase 60,281 shares of Common Stock with a weighted-average exercise price of $30.42 per share, which were assumed by Quest in connection with our acquisitions of Foglight Software, OnWire Technologies and FastLane Technologies, respectively. Also excludes options to purchase 1,015,798 shares of Common Stock with a weighted-average exercise price of $3.79 per share which were assumed by Quest on March 17, 2004 in connection with our acquisition of Aelita Software Corporation.

(2)	Excludes purchase rights accruing under our 1999 Employee Stock Purchase Plan, which were not determinable as of December 31, 2003. Under our ESPP, employee purchase rights mature on two semi-annual purchase dates occurring on February 1 and August 1 of each year. On each purchase date, a participating employee will purchase a number of shares equal to the aggregate amount of such employee’s contributions to the ESPP during the applicable 6-month purchase period divided by 85% of the fair market value of a share of our common stock as of either the first day or the last day of the purchase period, whichever is lower. Participating employees may contribute up to 15% of their cash earnings to the ESPP. The maximum number of shares purchasable by any participating employee on any one purchase date is 1,200 shares, and no participant may accrue rights to purchase more than $25,000 worth of stock under this or other employee stock purchase plans for each calendar year such rights are at any time outstanding. At December 31, 2003, we were unable to predict whether the fair market value of our common stock on the last day of the purchase period ending on January 31, 2004 would be more or less than the comparable value on the first day of the purchase period (which was $7.89), and the aggregate amount of employee contributions to the ESPP in respect of the current purchase period was not determinable. Therefore, the number of shares then issuable under the ESPP in respect of accruing purchase rights could not be determined until the expiration of the then current purchase period, on January 31, 2004.
(3)	Issued under our 2001 Stock Incentive Plan. See the description below of the 2001 Stock Incentive Plan.

2001 Stock Incentive Plan

As of December 31, 2003, we had reserved 10 million shares of Common Stock for issuance under the 2001 Stock Incentive Plan (the “2001 Plan”) for employees. The 2001 Plan provides for the granting of non-qualified stock options to employees at the fair market value of our Common Stock at the grant date. Officers and directors of Quest are not eligible to participate in the 2001 Plan unless and until the 2001 Plan is approved by our shareholders. Options granted under the 2001 Plan have ten-year terms and generally vest 20% after the first year and in 10% increments every six months thereafter. The 2001 Plan is not required to be and has not been approved by the Company’s shareholders.

Item 13. Certain Relationships and Related Transactions

On March 17, 2004, we acquired Aelita Software Corporation (“Aelita”), a privately held company that provides systems management solutions that improve the productivity, system availability and security of Microsoft Active Directory and Exchange, in a transaction valued at approximately $115 million. Certain venture capital funds associated with Insight Venture Partners (the “Insight Funds”) previously holding shares of Aelita’s preferred stock received $47.6 million in cash in respect of those shares of preferred stock as a result of this acquisition. Jerry Murdock, a director of Quest, is a Managing Director and the co-founder of Insight Venture Partners. Vincent Smith, Quest’s Chairman of the Board and CEO, and Ray Lane, a director of Quest, are passive limited partners in one of the Insight Funds and financially benefited from the transaction by virtue of their respective ownership interests therein. The acquisition of Aelita and the terms and provisions of the related merger agreement were reviewed and approved by the Audit Committee.

We have entered into indemnification agreements with certain of our executive officers and our directors containing provisions that may require us, among other things, to indemnify our officers and our directors against certain liabilities that may arise by reason of their status or service as officers or directors, other than liabilities arising from willful misconduct of a culpable nature, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

We believe that all of the transactions set forth above were made on terms no less favorable to us than could have been otherwise obtained from unaffiliated third parties.

Item 14. Principal Accountant Fees and Services

Audit Fees

Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”) billed Quest aggregate fees of approximately $562,000 and $433,000 in 2003 and 2002, respectively, for professional services rendered for the audit of the Company’s annual financial statements, reviews of the Company’s quarterly financial statements, international statutory audits, the restatement of our financial statements in 2003 and other fees related to our SEC filings and other accounting consultations.

Audit-Related Fees

Deloitte billed Quest aggregate fees of approximately $36,000 in 2003 and $11,000 in 2002 for audit-related services, including audits of our employee benefit plans and, in 2003, acquisition-related due diligence.

Tax Fees

Deloitte billed Quest aggregate fees of approximately $617,000 and $612,000 in 2003 and 2002, respectively. Included in these amounts are fees for tax compliance of approximately $249,000 for 2003 and $182,000 for 2002, relating to U.S. federal tax returns, tax returns in overseas countries in which we do business and various state and local tax returns. Also included are fees for tax advisory services of approximately $368,000 for 2003 and $430,000 for 2002, including tax examination assistance, expatriate tax services, assistance related to mergers and acquisitions, tax research and tax planning services in the countries in which we do business.

All Other Fees

Deloitte billed Quest aggregate fees of $5,000 and $20,000 in 2003 and 2002, respectively, for other professional services.

The Audit Committee of the Board of Directors has considered whether the provision by Deloitte of the non-audit services listed above is compatible with maintaining Deloitte’s independence.

Pre-Approval Policy

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services, and may be subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval policy, and the related amounts of fees for services performed. The Audit Committee may also pre-approve particular services on a case-by-case basis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUEST SOFTWARE, INC.

Dated: April 29, 2004	By:	/s/ M. BRINKLEY MORSE
M. Brinkley Morse Vice President, Finance and Operations and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Title

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.