Form 10-Q
period 2004-03-31
QUEST SOFTWARE INC
filed 2004-05-10
CIK 1088033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes  ☒    No  ☐

The number of shares outstanding of the Registrant’s Common Stock, no par value, as of April 30, 2004, was 94,341,818.

QUEST SOFTWARE, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1: Financial Statements

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	December 31, 2003	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$67,470	$65,956
Short-term marketable securities	26,736	18,107
Accounts receivable, net	58,535	50,987
Prepaid expenses and other current assets	6,846	11,267
Deferred income taxes	15,074	3,954

Total current assets	174,661	150,271
Property and equipment, net	31,950	47,331
Long-term marketable securities	184,160	180,688
Goodwill	239,840	325,232
Amortizing intangible assets, net	25,159	50,796
Deferred income taxes	10,126	12,626
Other assets	1,915	2,097

Total assets	$667,811	$769,041

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,180	$5,216
Obligation under repurchase agreement	—	67,500
Accrued compensation	17,384	17,648
Other accrued expenses	27,939	26,532
Income taxes payable	9,082	10,484
Current portion of deferred revenue	73,957	84,514

Total current liabilities	132,542	211,894
Long-term liabilities:
Long-term portion of deferred revenue	9,416	11,513
Other long-term liabilities	1,677	2,092

Total long-term liabilities	11,093	13,605
Commitments and contingencies (Notes 3, 5 and 10)
Shareholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value, 150,000 shares authorized; 93,309 and 94,187 shares issued and outstanding at December 31, 2003 and March 31, 2004, respectively	588,203	610,252
Accumulated deficit	(47,073)	(46,687)
Accumulated other comprehensive income	260	1,165
Unearned compensation	—	(3,974)
Note receivable from sale of common stock	(17,214)	(17,214)

Net shareholders’ equity	524,176	543,542

Total liabilities and shareholders’ equity	$667,811	$769,041

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2003	2004
Revenues:
Licenses	$42,722	$47,028
Services	28,477	35,499

Total revenues	71,199	82,527
Cost of revenues:
Licenses	933	1,097
Services	5,195	6,403
Amortization of purchased intangible assets	2,130	1,431

Total cost of revenues	8,258	8,931

Gross profit	62,941	73,596
Operating expenses:
Sales and marketing	36,129	36,124
Research and development	17,185	18,158
General and administrative	6,551	8,260
In-process research and development	—	6,700
Amortization of purchased intangible assets	867	730

Total operating expenses	60,732	69,972

Income from operations	2,209	3,624
Other income, net	1,860	667

Income before income tax provision	4,069	4,291
Income tax provision	1,535	3,905

Net income	$2,534	$386

Net income per share:
Basic	$0.03	$0.00

Diluted	$0.03	$0.00

Weighted average shares:
Basic	90,974	93,802
Diluted	92,922	97,970

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2004
Cash flows from operating activities:
Net income	$2,534	$386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,919	5,402
Compensation expense associated with stock options	495	170
Deferred income taxes	110	3
Provision for bad debts	138	(23)
In-process research and development	—	6,700
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	11,232	9,807
Prepaid expenses and other current assets	991	(2,331)
Other assets	948	(3)
Accounts payable	89	493
Accrued compensation	(1,101)	(1,116)
Other accrued expenses	(5,274)	(4,796)
Income taxes payable	1,789	2,802
Deferred revenue	3,210	4,843
Other liabilities	(145)	415

Net cash provided by operating activities	21,935	22,752
Cash flows from investing activities:
Purchases of property and equipment	(2,883)	(16,586)
Cash paid for acquisition, net of cash acquired	—	(94,283)
Purchases of marketable securities	(42,375)	—
Sales and maturities of marketable securities	22,475	13,005

Net cash used in investing activities	(22,783)	(97,864)
Cash flows from financing activities:
Proceeds from repurchase agreement	—	67,500
Repayment of capital lease obligations	(91)	(92)
Proceeds from the exercise of stock options	195	4,288
Proceeds from employee stock purchase plan	2,286	2,723

Net cash provided by financing activities	2,390	74,419
Effect of exchange rate changes on cash and cash equivalents	(418)	(821)

Net (decrease) increase in cash and cash equivalents	1,124	(1,514)
Cash and cash equivalents, beginning of period	64,283	67,470

Cash and cash equivalents, end of period	$65,407	$65,956

Supplemental disclosures of condensed consolidated cash flow information:
Cash paid for:
Interest	$22	$51

Income taxes	$60	$380

Supplemental schedule of non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale securities	$(170)	$905

Tax benefit related to stock option exercises	$1,510	$1,540

See Note 3 for details of assets acquired and liabilities assumed in purchase transactions.

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2004
Net income	$2,534	$386
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities, net of tax	(170)	905

Comprehensive income	$2,364	$1,291

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements as of March 31, 2004 and for the three months ended March 31, 2003 and 2004, reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made to the March 31, 2003 balances in order to conform to the March 31, 2004 presentation.

These financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for any future period.

2. Stock Option Plans

The following table summarizes information about stock options outstanding as of March 31, 2004 (in thousands, except for per share data):

	Number of Shares	Weighted- Average Exercise Price
Balance at December 31, 2003	22,919	$12.84
Options assumed in the Aelita acquisition (Note 3)	1,089	3.79
Granted	218	15.36
Exercised	(530)	8.07
Canceled	(352)	14.63

Balance at March 31, 2004	23,344	12.95

Options exercisable as of March 31, 2004	7,875	13.50

The weighted-average fair value of options granted during the three months ended March 31, 2004 was $7.00.

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

	Three Months Ended March 31,
	2003	2004
Net income:
As reported	$2,534	$386
Add: Stock-based compensation expense included in reported net income, net of related tax effects	307	109
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of related tax effects	(6,624)	(6,854)

Pro forma	$(3,783)	$(6,359)

Basic net income (loss) per share:
As reported	0.03	0.00
Pro forma	(0.04)	(0.07)
Diluted net income (loss) per share:
As reported	0.03	0.00
Pro forma	(0.04)	(0.07)

For purposes of estimating the compensation cost of our option grants in accordance with SFAS No. 123, as amended by SFAS No. 148, the fair value of each option grant is estimated on the date of grant or assumption using the Black-Scholes option-pricing model. The weighted-average fair value calculations are based on the following assumptions:

	Three Months Ended March 31,
	2003	2004
Risk-free interest rates	4.0%	2.8%
Expected life (in years)	5	5
Expected stock volatility	54%	45%
Expected dividends	None	None

3. Acquisitions

We acquired Aelita Software Corporation, a leading provider of systems management solutions for Microsoft Active Directory and Microsoft Exchange products, on March 17, 2004. The acquisition expands our product portfolio of solutions to simplify, automate and secure increasingly complex Microsoft infrastructures. The purchase price for Aelita was $117.3 million, consisting of cash of $102.0 million, the assumption of Aelita stock options valued at $13.4 million and direct acquisition costs of $1.9 million. Intrinsic value of unvested stock options of $4.0 million has been allocated to unearned compensation and will be recognized as non-cash compensation expense over the remaining future vesting period of four years. Of the cash paid for this acquisition, $15.8 million was deposited in escrow to satisfy certain indemnification obligations of the selling shareholders. Goodwill in the amount of $66.6 million and $18.8 million was assigned to the license and service segments, respectively, of our business and is not expected to be deductible for tax purposes. Goodwill allocation of 78% to licenses and 22% to services is based on both historical and projected relative contribution from licenses and services revenues.

In connection with the acquisition, we began to formulate a reorganization plan. As a result of the reorganization plan, we recognized approximately $1.0 million as liabilities assumed in the purchase business combination representing severance related charges for affected Aelita employees. These liabilities were included in the allocation of the purchase price in accordance with SFAS No. 141, “Business Combinations,” and EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Execution of the reorganization plan is in its early stages and further workforce reductions are expected pending further review of headcount and resource needs. These actions are expected to be completed by June 30, 2004, and when taken, additional charges will be recorded as an adjustment to goodwill.

The acquisition was accounted for as a purchase with the purchase price of $117.3 million allocated to assets (liabilities) as follows (in thousands):

Current assets	$12,079
Fixed assets	1,468
Other non-current assets	178
Goodwill	85,392
Acquired technology with estimated useful lives of 1 – 5 years	16,500
Customer list with an estimated useful life of 2 years	5,100
Maintenance contracts with an estimated useful life of 5 years	2,600
Non-compete agreements with an estimated useful life of 4 years	3,000
Trademark with an estimated useful life of 2 years	600
In-process research and development	6,700
Deferred taxes	(8,620)
Deferred revenue	(7,811)
Other liabilities	(3,898)
Unearned compensation	4,008

$117,296

The merger agreement requires us to make certain payments to the former shareholders of Aelita in the event assumed Aelita options are prematurely forfeited within eighteen months of the acquisition date. The amount of these payments are equal to 50% of the aggregate value of the spread between the exercise price per share of each forfeited option as of the date of forfeiture and the lower of the price of our common stock as reported on the Nasdaq National Market on either (a) the acquisition closing date, or (b) the trading day immediately preceding the date which the option was forfeited. This represents contingent consideration and in accordance with the provisions of SFAS No. 141, “Business Combinations”, will result in a reduction to common stock when paid.

In connection with the Aelita acquisition, $6.7 million was allocated to IPR&D and expensed immediately upon completion of the acquisition (as a charge not deductible for tax purposes), because the technological feasibility of products under development had not been established and no future alternative uses existed. We identified and valued seven In-Process Research and Development (IPR&D) projects. Four of the projects were over 75% complete and the remaining three were less than 30% complete at the date of acquisition and the estimated cost to complete all projects was $1.2 million. Four projects were directed toward the development of improvements to an existing product and the others for products that were in pre-production. The IPR&D for the improvements to the existing products represented 69% of the total value of IPR&D acquired, while the products in pre-production represented the balance of 31%. At the date of acquisition improvements to the existing products were anticipated to be completed during the remaining three quarters of 2004 while the pre-production products were expected to be completed by the beginning of 2005.

The fair value of the IPR&D was determined using the income approach. Under the income approach, expected future after-tax cash flows from each of the projects or product families (projects) under development are estimated and discounted to their net present value at an appropriate risk-adjusted rate of return. Each project was analyzed to determine the technological innovations included in the project; the existence and utilization of core technology; the complexity, cost and time to complete the remaining development efforts; the existence of any alternative future use or current technological feasibility; and the stage of completion in development. Future cash flows for each project were estimated based on forecasted revenues and costs, taking into account the expected life cycles of the products and the underlying technology, relevant market sizes and industry trends. Future cash flows from the significant acquired projects were expected to commence at various dates within three to twelve months of acquisition. The estimated future cash flows for each were discounted to approximate fair value. Discount rates, ranging from 25% to 30% for developed technology and IPR&D, were derived from a weighted average cost of capital analysis, adjusted upward to reflect additional risks inherent in the development process, including the probability of achieving technological success and market acceptance. The IPR&D charge includes the fair value of the portion of IPR&D completed as of the date of acquisition.

We acquired the outstanding shares of eCritical Inc. (“eCritical”), a provider of performance management solutions for network-enabled applications in April 2003, and Discus Data Solutions, Inc. (“Discus”), a provider of infrastructure management solutions for the Microsoft environment in May 2003.

Actual results of operations of the companies acquired in 2003 and of Aelita acquired in the three months ended March 31, 2004 are included in the condensed consolidated financial statements from the dates of acquisition. The pro forma results of operations data for the three months ended March 31, 2003 and 2004 presented below assume that the acquisitions made in 2003 and 2004 had been made on January 1, 2003 and include amortization of identified intangibles from that date. The pro forma data is presented for informational purposes only and is not necessarily indicative of the results of future operations nor of the actual results that would have been achieved had the acquisitions taken place at the beginning of each fiscal year (in thousands):

	Three Months Ended March 31,
	2003	2004
Revenues	80,002	89,073
Net loss	(9,320)	(3,448)
Net loss per share—basic and diluted	(0.10)	(0.04)

4. Goodwill and Amortizing Intangible Assets

Amortizing intangible assets as of December 31, 2003 and March 31, 2004, respectively, are comprised of the following (in thousands):

	December 31, 2003			Weighted Average Amortization Period	March 31, 2004			Weighted Average Amortization Period
	Gross Carrying Amount	Accumulated Amortization	Net		Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$50,062	$(28,639)	$21,423	4.5	$66,562	$(30,070)	$36,492	4.5
Customer lists	6,351	(3,944)	2,407	3.2	11,451	(4,441)	7,010	2.6
Existing maintenance contracts	—	—	—	—	2,600	(20)	2,580	5.0
Non-compete agreements	2,325	(2,108)	217	2.2	5,325	(2,239)	3,086	3.2
Trademarks	1,450	(338)	1,112	5.0	2,050	(422)	1,628	4.1

	$60,188	$(35,029)	$25,159		$87,988	$(37,192)	$50,796

Amortization expense for amortizing intangible assets was $3.1 million and $2.2 million for the three months ended March 31, 2003 and 2004, respectively. Estimated annual amortization expense related to amortizing intangible assets by fiscal year is as follows: remaining three quarters of 2004—$10.8 million; 2005—$12.7 million; 2006—$10.1 million; 2007—$8.5 million; 2008—$6.8 million; thereafter—$1.9 million. All intangible assets currently recorded will be fully amortized by the end of 2009.

The changes in the carrying amount of goodwill by reportable operating segment for the three months ended March 31, 2004 are as follows (in thousands):

	Licenses	Services	Total
Balance as of December 31, 2003	$182,623	$57,217	$239,840
Goodwill acquired during the three months ended March 31, 2004 (Note 3)	66,606	18,786	85,392

Balance as of March 31, 2004	$249,229	$76,003	$325,232

5. Obligation Under Repurchase Agreement

We entered into a repurchase agreement in March 2004, utilizing $67.5 million of our investment securities as collateral. The cash proceeds of this transaction were used to provide funding for our acquisition of Aelita and our purchase of a new office facility. The repurchase agreement both entitles and obligates us to repurchase the securities from the transferee (“buyer-lender”) and the buyer-lender does not have a right to pledge or sell the collateralized securities to a third party. Accordingly, our obligations under the repurchase agreement are accounted for as short-term borrowings and recorded as a liability on the balance sheet. Our obligations under the repurchase agreement bear interest at 1.07% and will mature in June 2004, and require maintenance of a customary market collateral margin.

6. Income Tax Provision

The effective income tax rate for the three months ended March 31, 2004 was 91% compared to 40% in the comparable period of 2003. The increase in the tax rate in the first quarter of 2004 was due to a permanent difference between GAAP pre-tax income and taxable income as a result of the $6.7 million non-deductible write-off of Aelita’s in-process research and development. For the remainder of 2004, we expect an effective tax rate of approximately 36%.

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

The following table summarizes our earnings per share computation for the three months ended March 31, 2003 and 2004 (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2004
Net income	$2,534	$386

Weighted average shares – basic	90,974	93,802
Incremental common shares attributable to shares issuable under employee stock plans	1,948	4,168

Weighted average shares – diluted	92,922	97,970

Net income per share – basic and diluted	$0.03	$0.00

For the three months ended March 31, 2003 and 2004, options to purchase 12.5 million and 3.2 million shares of common stock with a weighted average price of $17.44 and $30.09, respectively, were anti-dilutive because the exercise price of the options was greater than the average fair market value of our common stock for the period then ended.

7. Shareholders’ Equity

In January 2004, 345,083 shares of common stock were purchased under our Employee Stock Purchase Plan at a price of $7.98 per share.

8. Geographic and Segment Information

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

Reportable segment data for the three months ended March 31, 2003 and 2004, is as follows (in thousands):

	Licenses	Services	Total
Three months ended March 31, 2003
Revenues	$42,722	$28,477	$71,199
Cost of Revenues	3,063	5,195	8,258

Gross profit	$39,659	$23,282	$62,941

Three months ended March 31, 2004
Revenues	$47,028	$35,499	$82,527
Cost of Revenues	2,528	6,403	8,931

Gross profit	$44,500	$29,096	$73,596

Revenues are attributed to geographic areas primarily based on the location of the entity to which the products or services were delivered. Revenues, gross profit, income (loss) from operations and long-lived assets concerning principal geographic areas in which we operate are as follows (in thousands):

	North America (1)	Europe (2)	Other International	Total
Three months ended March 31, 2003
Revenues	$53,953	$15,520	$1,726	$71,199
Gross profit	51,080	10,556	1,305	62,941
Income (loss) from operations	3,152	(1,546)	603	2,209
Long-lived assets	426,101	3,329	8,523	437,953
Three months ended March 31, 2004
Revenues	$59,849	$20,227	$2,451	$82,527
Gross profit	52,029	19,126	2,441	73,596
Income (loss) from operations	(1,619)	6,963	(1,720)	3,624
Long-lived assets	609,577	2,057	7,136	618,770

(1)	Principally represents operations in the United States.
(2)	Our subsidiary located in the United Kingdom accounted for $6.2 million and $8.9 million of total European revenues during the three months ended March 31, 2003 and 2004, respectively.

9. Commitments and Contingencies

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

After we announced on July 23, 2003 that we would restate certain financial results as a result of our discovery of a computational error relating to an error in the method used to translate foreign currency denominated accounts into U.S. Dollars at historical rates, numerous separate complaints purporting to be class actions were filed in the United States District Court for the Central District of California alleging that we and some of our officers and directors violated provisions of the Securities Exchange Act of 1934. Orders designating a lead plaintiff and consolidating the federal class action complaints were issued by the U. S. District Court in late October 2003, and an amended consolidated class action complaint was filed in January 2004. The consolidated amended complaint contains varying allegations, including allegations that we made materially false and misleading statements with respect to our financial results for 2002 and the quarter ended March 31, 2003 included in our filings with the SEC and press releases. On May 10, 2004, during a hearing on our motion to dismiss the amended consolidated class action complaint, the U.S. District Court issued its tentative ruling granting our motion to dismiss and permitting the plaintiff to amend its complaint within 60 days. In addition, one complaint purporting to be a derivative action has been filed in California state court against some of our directors and officers. This complaint is based on the same facts and circumstances described in the class action complaints and generally alleges that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. Our motion to dismiss the derivative action is scheduled to be heard by the California Superior Court in July 2004. Each of the complaints generally seek an unspecified amount of damages. The cases are in the preliminary stages and we are vigorously defending these claims; however, it is not possible for us to quantify the extent of our potential liability, if any. Accordingly, no amounts have been accrued in the accompanying financial statements. An unfavorable outcome in any of these cases could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, defending any litigation may be costly and divert management’s attention from the day-to-day operations of our business.

We are a party to other litigation, which we consider to be routine and incidental to our business. Management does not expect the results of any of these actions to have a material adverse effect on our results of operations or financial condition.

In the normal course of our business, we enter into certain types of agreements that require us to indemnify or guarantee the obligations of other parties. These commitments include (i) intellectual property indemnities to licensees of our software products, (ii) indemnities to certain lessors under office space leases for certain claims arising from our use or occupancy of the related premises, or for the obligations of our subsidiaries under leasing arrangements, (iii) indemnities to customers, vendors and service providers for claims based on negligence or willful misconduct of our employees and agents, and (iv) indemnities to our directors and officers to the maximum extent permitted under applicable law. The terms and duration of these commitments varies and, in some cases, may be indefinite, and certain of these commitments do not limit the maximum amount of future payments we could become obligated to make thereunder; accordingly, our actual aggregate maximum exposure related to these types of commitments cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for obligations of this nature, and no liabilities have been recorded for these obligations in the accompanying consolidated balance sheets as the fair value of these obligations issued during the three months ended March 31, 2004 was not significant to our financial position, results of operations, or cash flows.

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

Overview

We provide application management software solutions that maximize the availability, performance and manageability of our customers’ business critical applications and their associated databases and other components. Many of our products also increase the cost effectiveness of a customer’s IT investments, including personnel, software and hardware.

Our revenues consist of software license fees and service fees. Our software-licensing model is primarily based on perpetual license fees, and our license fees are calculated either on a per-server basis or, for our SQL and J2EE development, report management and Microsoft administration tools, on a per user basis. Service revenues primarily represent the ratable recognition of software maintenance contract fees, which entitle a customer to technical support via telephone and the internet and product enhancements on a when and if available basis. These maintenance contracts have annual terms. Customers purchase a software maintenance contract for the first year when they license a product and have the option of renewing the maintenance contract annually thereafter. Service revenues also include revenues from consulting and training services.

Acquisition of Aelita Software Corporation

In March 2004, we completed the acquisition of Aelita Software Corporation, a privately-held software vendor. Aelita develops, markets and supports products that improve the productivity, system availability and security of Microsoft Active Directory and Microsoft Exchange products. With this acquisition of Aelita, we added breadth and depth to our Microsoft expertise and product portfolio and will now deliver a more comprehensive set of product solutions that enable customers to manage today’s complex Microsoft infrastructures throughout their entire lifecycle. In connection with the acquisition, we recorded a charge totaling $6.7 million for the fair value of purchased in-process research and development (IPR&D). We recorded this charge because the technological feasibility of products under development at the date of acquisition had not been established and no future alternative uses existed. The charge represented the estimated fair value of the incomplete research and development products based on discounted cash flows. Management is primarily responsible for estimating the fair value of IPR&D, which was determined with the assistance of an independent appraiser.

Results of operations from Aelita and other acquisitions are included in our consolidated statements of operations from the respective dates of acquisition. For more information concerning our acquisitions during the periods presented herein, see Note 3 of “Notes to Condensed Consolidated Financial Statements.”

Results of Operations

Except as otherwise indicated, the following are percentage of total revenues:

	Three Months Ended March 31,
	2003	2004
Revenues:
Licenses	60.0%	57.0%
Services	40.0	43.0

Total revenues	100.0	100.0
Cost of revenues:
Licenses	1.3	1.3
Services	7.3	7.8
Amortization of purchased intangible assets	3.0	1.7

Total cost of revenues	11.6	10.8

Gross profit	88.4	89.2
Operating expenses:
Sales and marketing	50.7	43.8
Research and development	24.1	22.0
General and administrative	9.2	10.0
In-process research and development	—	8.1
Amortization of purchased intangible assets	1.2	0.9

Total operating expenses	85.2	84.8

Income from operations	3.2	4.4
Other income, net	2.6	0.8

Income before income taxes	5.8	5.2
Income tax provision	2.2	4.7

Net income	3.6%	0.5%

As a percentage of related revenues:
Cost of licenses	2.2%	2.3%
Cost of services	18.2%	18.0%

Comparison of Three Months Ended March 31, 2003 and 2004

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended March 31,
	2003	2004	Percentage Change
Revenues:
Licenses	$42,722	$47,028	10.1%
Services	28,477	35,499	24.7%

Total revenues	$71,199	$82,527	15.9%

        License Revenues—The $4.3 million growth in license revenues in 2004 included a $2.3 million contribution from Aelita and an approximately $1.5 million contribution from the impact of the devaluation of the U.S. Dollar relative to certain foreign currencies, primarily the Euro and the British Pound. We saw growth in sales year-over-year primarily in our Application Performance Management and Microsoft Infrastructure Management products. In the first quarter of 2004, license revenues in North America increased by 4.5%, from $32.1 million to $33.6 million. License revenues outside of North America increased by 26.9%, from $10.6 million to $13.4 million in the first quarter of 2004.

Service Revenues—Support renewals from a larger installed base of products and customers were the primary driver of service revenue growth. Service revenues also benefited from a contribution of approximately $0.5 million from the impact of the devaluation of the U.S. Dollar in the first quarter of 2004 compared to the same period in 2003, relative to certain foreign currencies, primarily the Euro and the British Pound and approximately $0.7 million in services revenues from the Aelita acquisition. Professional services as a percentage of total service revenues represented 12.5% in the first quarter of 2004 and 8.9% in the comparable period of 2003. In the first quarter of 2004, service revenues in North America increased by 20.1%, from $21.9 million to $26.3 million. Service revenues outside of North America increased by 39.7%, from $6.6 million to $9.2 million in the first quarter of 2004.

Cost of Revenues

Total cost of revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended March 31,
	2003	2004	Percentage Change
Cost of revenues:
Licenses	$933	$1,097	17.6%
Services	5,195	6,403	23.3%
Amortization of purchased intangible assets	2,130	1,431	(32.8)%

Total cost of revenues	$8,258	$8,931	8.1%

Cost of Licenses—Cost of licenses primarily consists of third-party software royalties, product packaging, documentation, duplication, delivery and personnel. Cost of licenses as a percentage of license revenues was 2.3% for the first quarter of 2004, compared with 2.2% in 2003. A higher level of sales revenue from licenses of royalty-bearing products was the primary reason for the increase in license costs. We expect that cost of licenses as a percentage of license revenues will remain relatively constant throughout the remainder of 2004.

Cost of Services—Cost of services primarily consists of personnel, outside consultants, facilities and systems costs used in providing support, consulting and training services. Cost of services as a percentage of service revenues declined to 18.0% for 2004, compared to 18.2% for 2003. The increase in the absolute amounts of cost of services is primarily due to an increase in fees paid to outside professional services consultants in support of product deployments.

Amortization of Purchased Intangible Assets—Amortization of purchased intangible assets includes amortization of the fair value of acquired technology associated with acquisitions made from 2000 through the first quarter of 2004. The decrease is due to purchased intangible assets related to acquisitions made in 2000 that became fully amortized by the end of 2003. We expect amortization of purchased intangible assets to be at least $2.2 million per quarter throughout the remaining quarters of 2004. See Note 4 of the “Notes to Condensed Consolidated Financial Statements” for estimated future amortization expense. The useful lives of the acquired technologies range from one to seven years. See “Critical Accounting Policies and Estimates” for additional discussion regarding accounting for intangible assets.

Operating Expenses

Total operating expenses and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended March 31,
	2003	2004	Percentage Change
Operating expenses:
Sales and marketing	$36,129	$36,124	—%
Research and development	17,185	18,158	5.7%
General and administrative	6,551	8,260	26.1%
In-process research and development	—	6,700	100.0%
Amortization of purchased intangible assets	867	730	(15.8)%

Total operating expenses	$60,732	$69,972	4.2%

Sales and Marketing—Sales and marketing expenses consist primarily of the following types of costs related to our sales and marketing activities: compensation and benefits; sales commissions; facilities and systems; recruiting; trade shows; travel and entertainment; and marketing communications. Headcount reductions in our pre-sales and marketing organizations during the last half of 2003 resulted in lower personnel related costs in the first quarter of 2004, as well as reduced spending on advertising and tradeshows. These reductions were offset by higher costs from the U.S. Dollar devaluation in the first quarter of 2004 compared to the same period in 2003, contributing approximately $1.6 million to total sales and marketing expenses, and approximately $1.0 million of additional expenses from the acquisition of Aelita. We expect marketing communications and program expenses in the remaining quarters of 2004 to be approximately $1.0 million higher than in the three months ended March 31, 2004.

Research and Development—Research and development expenses consist primarily of compensation and benefit costs for software developers, software product managers, quality assurance and technical documentation personnel, associated facilities and systems costs and payments made to outside software development consultants in connection with our ongoing efforts to enhance our core technologies and develop additional products. Research and development expenses as a percentage of total revenues were 22.0% in the first quarter of 2004 compared to 24.1% in the comparable period of 2003. The devaluation of the U.S. Dollar to the Australian and Canadian Dollars in the first quarter of 2004 compared to the same period in 2003 contributed $0.5 million to the increase in research and development expenses, because we have significant development facilities in Australia and Canada. In addition, the acquisition of Aelita contributed $0.4 million to the increase in total research and development expenses.

General and Administrative—General and administrative expenses consist primarily of compensation and benefit costs for our executive, finance, legal, administrative and information services personnel, professional fees, and associated facilities and systems costs. General and administrative expenses as a percentage of total revenues were 10.0% in 2004 and 9.2% in the comparable period of 2003. The absolute dollar increase in general and administrative expenses is primarily attributable to higher compensation expenses and increased litigation defense costs.

Amortization of Purchased Intangible Assets—Amortization of purchased intangible assets includes the amortization of customer lists, trademarks, non-compete agreements and maintenance contracts associated with acquisitions. The decrease is due to intangible assets related to acquisitions made in 2000 that were fully amortized by the end of 2003, offset slightly by intangible asset amortization related to the acquisition of Aelita in March 2004. We expect amortization of purchased intangible assets to be approximately $1.5 million per quarter throughout the remaining quarters of 2004.

Other Income, Net

Other income, net includes interest income on our investment portfolio and gains and losses from foreign exchange fluctuations, as well as gains or losses on other financial assets. Other income, net decreased from $1.9 million in the first quarter of 2003 to $0.7 million in the comparable period of 2004. Interest income increased 16.0% from $1.7 million in the first quarter of 2003 to $1.9 million in the comparable period of 2004. Foreign currency losses of $1.0 million were included in other income, net in the first quarter of 2004 as compared to a $0.7 million gain included in the comparable period of 2003. Foreign currency losses were primarily a result of translation losses on accounts receivable, cash and intra-company receivables denominated in the Australian Dollar, Euro and the British Pound. The adjustments to these balance sheet items are calculated under Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation,” by comparing the currency spot rates on March 31, 2004 to the spot rates on December 31, 2003. On this basis the U.S. Dollar strengthened against the Euro, the British Pound and the Australian Dollar.

Income Tax Provision

Provision for income taxes increased to $3.9 million in the first quarter of 2004 from $1.5 million in the comparable period of 2003, representing an increase of $2.4 million or 155.3%. The effective income tax rate for the three months ended March 31, 2004 was 91% compared to 40% in the comparable period of 2003. The increase in the tax rate in the first quarter of 2004 was due to a permanent difference between GAAP pre-tax income and taxable income as a result of the $6.7 million non-deductible write-off of Aelita’s in-process research and development. For the remainder of 2004, we expect an effective tax rate of approximately 36%.

Liquidity and Capital Resources

As of March 31, 2004, cash and cash equivalents and short-term marketable securities were $84.1 million and we held $180.7 million of long-term investment grade corporate and government securities.

Operating Activities

Net cash provided by operating activities increased to $22.8 million in the first quarter of 2004, compared with $21.9 million in the comparable period of 2003. The increase in cash from operating activities in the first quarter of 2004 was driven primarily by an increase in cash collected on prior year-end accounts receivable and an increase in sales during the current quarter, partially offset by an increase in prepaid expenditures.

Investing Activities

We used $97.9 million in investing activities in the first quarter of 2004, consisting primarily of $94.3 million net cash paid for acquisitions and $16.6 million in capital expenditures, partially offset by $13.0 million net cash received from sales and maturities of marketable securities. We used $22.8 million in investing activities in the first quarter of 2003, consisting primarily of $19.9 million net cash paid for purchases of marketable securities and $2.9 million in capital expenditures. Capital expenditures in the first quarter of 2004 consisted of $14.9 million to purchase a building and the remainder for information technology hardware and software purchases. In March 2004, we purchased a building in Aliso Viejo, California comprising approximately 78,000 square feet. We also entered into an agreement to lease approximately 57,000 square feet of space in an adjacent building for a ten-year term commencing in December 2005. The lease agreement includes an option, exercisable until November 15, 2004, to purchase this building for a purchase price of approximately $18.6 million. We intend to move all of our Irvine operations into these two buildings in stages over the next six quarters. Relocation costs and costs of improvements are expected to be approximately $18.0 million. In the future, we expect cash will continue to be generated from our operations. We plan to use cash generated from operations to close out our existing repurchase position within the next twelve months and invest in new short and long-term marketable securities consistent with past investment practices. We will continue to evaluate a variety of other strategic investment and acquisition opportunities.

Financing Activities

Financing activities generated $74.4 million in the first quarter of 2004, primarily from net proceeds of $67.5 million from a repurchase agreement as described in Note 5 of the “Notes to Condensed Consolidated Financial Statements” and $7.0 million from issuances of our common stock under employee stock option and stock purchase plans. Financing activities generated $2.4 million in the first quarter of 2003, of which $2.5 million was generated from issuances of our common stock under employee stock option and stock purchase plans, offset by the use of $0.1 million for capital lease obligations.

At March 31, 2004, we had borrowings of $67.5 million outstanding under a repurchase agreement with a borrowing rate of 1.07% and a remaining term to maturity of 71 days.

In December 2000, our Board of Directors authorized a stock repurchase program under which we may purchase up to two million shares of our common stock. Under the repurchase program, we may purchase shares from time to time at varying prices in open market or private transactions. In October 2001, our Board of Directors increased the total number of shares authorized for repurchase under the stock repurchase program from two million shares to five million. As of March 31, 2004, we had repurchased approximately 1.7 million shares of our common stock under this program for an aggregate cost of approximately $58.0 million. Repurchases help offset dilution from stock issued under our employee stock option and employee stock purchase plans. No shares of common stock were repurchased under this plan during the first quarter of 2003 or 2004.

Based on our current operating plan, we believe that our existing cash, cash equivalents and investment balances and cash flows from operations will be sufficient to finance our working capital, debt service and capital expenditure requirements through at least the next 12 months. If we are not able to generate or sustain positive cash flow from operations, we would be required to use existing cash, cash equivalents and investment balances to support our working capital. Our ability to generate cash from operations is subject to substantial risks described below under the caption “Risk Factors.”

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

Our software products are “off-the-shelf” products that do not require modification or customization. Revenues from sales of software licenses to customers are recognized when:

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

We sell our products primarily through direct sales. For indirect sales transactions sold through distributors or resellers, we recognize revenue using the sell-through method, meaning recognized revenues are associated with specific end user customer orders. In addition, we defer recognition on indirect sales until receipt of payment unless we have a payment history with the reseller or distributor with no late payment experiences.

Accounts Receivable

We maintain allowances for sales returns and doubtful accounts for estimated losses resulting from the unwillingness or inability of our customers to make required payments. This requires us to make estimates of future product returns, annual support cancellations and write-offs of bad debt accounts related to current period revenues. The amount of our reserves is based on historical experience and our analysis of the accounts receivable. As a percentage of current period revenues, charges against sales allowances for bad debt, sales returns and annual support cancellations were insignificant in both of the three months ended March 31, 2004 and 2003.

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

Intangible Assets

As required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we do not amortize goodwill. All current and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. We performed our annual impairment review during the fourth quarter of 2003 and as a result determined that the carrying value of goodwill was less than the estimated fair value. In calculating the fair value of the reporting units (licenses and services), the Market Approach (Guideline Company Method) was the methodology deemed the most reliable and used for impairment analysis. We will perform subsequent annual impairment reviews during the fourth quarter of each year, or earlier if indicators of potential impairment exist. Future impairment reviews may result in charges against earnings to write down the value of goodwill.

Purchased intangible assets are recorded at the estimated fair value on the purchase date and amortized using the straight-line method over estimated useful lives of two years to seven years. The net carrying amount of purchased intangible assets was considered recoverable at March 31, 2004. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” purchased intangible assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. We periodically review the carrying value of these assets to determine whether or not impairment to such value has occurred. In the event that in the future it is determined that the purchased intangible assets value has been impaired, an adjustment will be made resulting in a charge for the write-down in the period in which the determination is made.

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

Accounting for Stock-Based Compensation

We account for stock based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Certain options granted under those plans had an exercise price less than the fair value of the underlying common stock on the date of grant. Unearned stock-based employee compensation costs associated with these options are reflected in net income as the options vest. The expense equals the difference between the fair market value of our common stock on the grant date and the exercise price of the stock options and is recognized ratably over the vesting period of the stock options, currently four to five years.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 “Accounting for Stock Based Compensation.” This information is required to be determined as if we had accounted for employee stock options and stock purchase plans under the fair value method of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”

Had employee stock based compensation cost been determined using the fair value method our net income would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2004
Net income:
As reported	$2,534	$386
Add: Stock-based compensation expense included in reported net income, net of related tax effects	307	109
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of related tax effects	(6,624)	(6,854)

Pro forma	$(3,783)	$(6,359)

Basic net income (loss) per share:
As reported	0.03	0.00
Pro forma	(0.04)	(0.07)
Diluted net income (loss) per share:
As reported	0.03	0.00
Pro forma	(0.04)	(0.07)

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

Acquisitions of companies or technologies may result in disruptions to our business and diversion of management attention

We have in the past made and we expect to continue to make acquisitions of complementary companies, products or technologies, including Sitraka and our most recent acquisition of Aelita. Any additional acquisitions will require us to assimilate the operations, products and personnel of the acquired businesses and train, retain and motivate key personnel from the acquired businesses. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may subject us to liabilities and risks that are not known or identifiable at the time of the acquisition or may cause disruptions in our operations and divert management’s attention from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners. We may have to use cash, incur debt or issue equity securities to pay for any future acquisitions. Use of cash or debt may affect our liquidity and use of cash would reduce our cash reserves. The issuance of equity securities for any acquisition could be substantially dilutive to our shareholders. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for intangible assets with indefinite useful lives. In consummating acquisitions, we are also subject to risks of entering geographic and business markets in which we have no or limited prior experience. If we are unable to fully integrate acquired businesses, products or technologies with our existing operations, we may not receive the intended benefits of an acquisition.

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

Our efforts to constrain costs may strain our management, administrative, operational and financial infrastructure

We are experiencing slower growth and are focused on increasing our operating margins. These efforts place a strain on our management, administrative, operational and financial infrastructure. Our ability to manage our operations while reducing operating costs requires us to continue to improve our operational, financial and management controls and reporting systems and procedures. Although we achieved a year over year increase in our margins from the first quarter of 2003 to the comparable quarter in 2004, there can be no guarantees that we will be successful in achieving our profitability targets in any future quarterly or annual period.

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

Information about our investment portfolio is presented in the table below, which states the amortized book value and related weighted-average interest rates by year of maturity (in thousands):

	Amortized Book Value	Weighted Average Rate
Investments maturing by March 31,
2005 (a)	$83,838	1.41%
2006	36,011	1.89%
2007	69,116	2.17%
2008	22,000	2.88%
Thereafter	52,620	4.16%

Total portfolio	$263,585	2.34%

(a)	Includes cash and cash equivalents of $66.0 million.

We maintain a level of cash and cash equivalents such that we have generally been able to hold our investments to maturity. Accordingly, changes in the market interest rate would not have a material effect on the fair value of such investments.

Item 4: Controls and Procedures

Our management, with the participation of the chief executive officer and chief financial officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on such evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2004, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

After we announced on July 23, 2003 that we would restate certain financial results as a result of our discovery of a computational error relating to an error in the method used to translate foreign currency denominated accounts into U.S. Dollars at historical rates, numerous separate complaints purporting to be class actions were filed in the United States District Court for the Central District of California alleging that we and some of our officers and directors violated provisions of the Securities Exchange Act of 1934. Orders designating a lead plaintiff and consolidating the federal class action complaints were issued by the U. S. District Court in late October 2003, and an amended consolidated class action complaint was filed in January 2004. The consolidated amended complaint contains varying allegations, including allegations that we made materially false and misleading statements with respect to our financial results for 2002 and the quarter ended March 31, 2003 included in our filings with the SEC and press releases. On May 10, 2004, during a hearing on our motion to dismiss the amended consolidated class action complaint, the U.S. District Court issued its tentative ruling granting our motion to dismiss and permitting the plaintiff to amend its complaint within 60 days. In addition, one complaint purporting to be a derivative action has been filed in California state court against some of our directors and officers. This complaint is based on the same facts and circumstances described in the class action complaints and generally alleges that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. Our motion to dismiss the derivative action is scheduled to be heard by the California Supreme Court in July 2004. Each of the complaints generally seek an unspecified amount of damages. The cases are in the preliminary stages and we are vigorously defending these claims; however, it is not possible for us to quantify the extent of our potential liability, if any. Accordingly, no amounts have been accrued in the accompanying financial statements. An unfavorable outcome in any of these cases could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, defending any litigation may be costly and divert management’s attention from the day-to-day operations of our business.

We are a party to other litigation, which we consider to be routine and incidental to our business. Management does not expect the results of any of these actions to have a material adverse effect on our results of operations or financial condition.

In the normal course of our business, we enter into certain types of agreements that require us to indemnify or guarantee the obligations of other parties. These commitments include (i) intellectual property indemnities to licensees of our software products, (ii) indemnities to certain lessors under office space leases for certain claims arising from our use or occupancy of the related premises, or for the obligations of our subsidiaries under leasing arrangements, (iii) indemnities to customers, vendors and service providers for claims based on negligence or willful misconduct of our employees and agents, and (iv) indemnities to our directors and officers to the maximum extent permitted under applicable law. The terms and duration of these commitments varies and, in some cases, may be indefinite, and certain of these commitments do not limit the maximum amount of future payments we could become obligated to make thereunder; accordingly, our actual aggregate maximum exposure related to these types of commitments cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for obligations of this nature, and no liabilities have been recorded for these obligations in the accompanying consolidated balance sheets as the fair value of these obligations issued during the three months ended March 31, 2004 was not significant to our financial position, results of operations, or cash flows.

Item 6: Exhibits and Reports on Form 8-K

(a) EXHIBITS

Exhibit Number	Exhibit Title

10.1	Employment Agreement between Aelita Software Corporation, Quest Software, Inc. and Ratmir Timashev, as amended.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K

1.	On January 28, 2004, we filed a Current Report on Form 8-K relating to the announcement of our operating results for the quarter and year ended December 31, 2003.

2.	On February 11, 2004, we filed a Current Report on Form 8-K relating to the announcement of a definitive agreement to acquire Aelita Software Corporation.

3.	On March 15, 2004, we filed a Current Report on Form 8-K reporting that David Doyle had entered into a Rule 10b5-1 trading plan for the sale of Quest Software securities.

4.	On April 1, 2004, we filed a Current Report on Form 8-K reporting the completion of our acquisition of Aelita Software Corporation on March 17, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST SOFTWARE, INC.

Date: May 10, 2004	/S/ M. BRINKLEY MORSE

M. Brinkley Morse Vice President, Finance and Operations and Chief Financial Officer

/S/ KEVIN E. BROOKS

Kevin E. Brooks Vice President and Corporate Controller