Form 10-Q
period 2004-06-30
QUEST SOFTWARE INC
filed 2004-08-09
CIK 1088033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2004

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

Yes  ☒    No  ☐

The number of shares outstanding of the Registrant’s Common Stock, no par value, as of August 2, 2004, was 94,719,421.

QUEST SOFTWARE, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1: Financial Statements

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	December 31, 2003	June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$67,470	$75,729
Short-term marketable securities	26,736	25,505
Accounts receivable, net	58,535	59,207
Prepaid expenses and other current assets	6,846	9,419
Deferred income taxes	15,074	3,167

Total current assets	174,661	173,027
Property and equipment, net	31,950	51,200
Long-term marketable securities	184,160	166,311
Goodwill	239,840	326,612
Amortizing intangible assets, net	25,159	48,718
Deferred income taxes	10,126	12,626
Other assets	1,915	2,552

Total assets	$667,811	$781,046

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,180	$7,393
Obligation under repurchase agreement	—	67,804
Accrued compensation	17,384	19,423
Other accrued expenses	27,939	31,751
Income taxes payable	9,082	6,978
Current portion of deferred revenue	73,957	86,794

Total current liabilities	132,542	220,143
Long-term liabilities:
Long-term portion of deferred revenue	9,416	12,354
Other long-term liabilities	1,677	2,007

Total long-term liabilities	11,093	14,361
Commitments and contingencies (Notes 3, 5 and 10)
Shareholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value, 150,000 shares authorized; 93,309 and 94,474 shares issued and outstanding at December 31, 2003 and June 30, 2004, respectively	588,203	613,868
Accumulated deficit	(47,073)	(44,070)
Accumulated other comprehensive income (loss)	260	(1,488)
Unearned compensation	—	(4,554)
Note receivable from sale of common stock	(17,214)	(17,214)

Net shareholders’ equity	524,176	546,542

Total liabilities and shareholders’ equity	$667,811	$781,046

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Revenues:
Licenses	$41,164	$51,195	$83,886	$98,223
Services	29,671	40,952	58,148	76,451

Total revenues	70,835	92,147	142,034	174,674
Cost of revenues:
Licenses	1,138	974	2,071	2,071
Services	5,343	7,363	10,538	13,766
Amortization of purchased technology	2,363	2,280	4,492	3,711

Total cost of revenues	8,844	10,617	17,101	19,548

Gross profit	61,991	81,530	124,933	155,126
Operating expenses:
Sales and marketing	35,911	41,193	72,039	77,317
Research and development	16,991	20,356	34,175	38,513
General and administrative	7,293	8,524	13,847	16,785
In-process research and development	—	280	—	6,980
Amortization of other purchased intangible assets	887	1,563	1,754	2,293
Litigation loss provision	—	5,000	—	5,000

Total operating expenses	61,082	76,916	121,815	146,888

Income from operations	909	4,614	3,118	8,238
Other income (expense), net	3,988	(506)	5,848	161

Income before income tax provision	4,897	4,108	8,966	8,399
Income tax provision	1,831	1,479	3,366	5,384

Net income	$3,066	$2,629	$5,600	$3,015

Net income per share:
Basic	$0.03	$0.03	$0.06	$0.03

Diluted	$0.03	$0.03	$0.06	$0.03

Weighted average shares:
Basic	91,672	94,374	91,325	94,087
Diluted	93,644	97,761	93,259	97,774

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2004
Cash flows from operating activities:
Net income	$5,600	$3,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,208	12,639
Compensation expense associated with stock options	658	709
Deferred income taxes	(75)	11
Provision for bad debts	243	68
In-process research and development	—	6,980
Litigation loss provision	—	5,000
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	4,620	1,084
Prepaid expenses and other current assets	2,026	(372)
Other assets	426	(422)
Accounts payable	(898)	2,607
Accrued compensation	385	389
Other accrued expenses	(3,163)	(4,614)
Income taxes payable	3,185	98
Deferred revenue	4,939	7,556
Other liabilities	(165)	331

Net cash provided by operating activities	31,989	35,079
Cash flows from investing activities:
Purchases of property and equipment	(3,883)	(24,134)
Cash paid for acquisitions, net of cash acquired	(4,746)	(95,938)
Purchases of marketable securities	(57,360)	—
Sales and maturities of marketable securities	66,076	17,331

Net cash provided by (used in) investing activities	87	(102,741)
Cash flows from financing activities:
Proceeds from repurchase agreement	—	67,581
Repayment of capital lease obligations	(195)	(228)
Proceeds from the exercise of stock options	4,144	5,915
Proceeds from employee stock purchase plan	2,286	2,723

Net cash provided by financing activities	6,235	75,991
Effect of exchange rate changes on cash and cash equivalents	(1,365)	(70)

Net increase in cash and cash equivalents	36,946	8,259
Cash and cash equivalents, beginning of period	64,283	67,470

Cash and cash equivalents, end of period	$101,229	$75,729

Supplemental disclosures of condensed consolidated cash flow information:
Cash paid for:
Interest	$38	$138

Income taxes	$209	$3,893

Supplemental schedule of non-cash investing and financing activities:
Unrealized loss on available-for-sale securities	$(170)	$(1,748)

Tax benefit related to stock option exercises	$2,451	$2,412

See Note 3 for details of assets acquired and liabilities assumed in acquisitions.

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net income	$3,066	$2,629	$5,600	$3,015
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax	—	(2,653)	(170)	(1,748)

Comprehensive income	$3,066	$24	$5,430	$1,267

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements as of June 30, 2004 and for the three and six months ended June 30, 2003 and 2004, reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made to the June 30, 2003 balances in order to conform to the June 30, 2004 presentation. These financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period.

Recent Accounting Pronouncement

In March 2004, the Emerging Issues Task Force (EITF), ratified EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” for which the measurement and recognition provisions are effective for reporting periods beginning after June 15, 2004. EITF Issue No. 03-1 provides a three step process for determining whether investments, including debt securities, are other than temporarily impaired and requires additional disclosures in annual financial statements. We are in the process of evaluating the impact of adopting EITF Issue No. 03-1 but do not believe it will have a material impact on our consolidated financial position or results of operations because we have the ability and intent to hold any marketable securities with gross unrealized losses until a recovery of fair value.

2. Stock Based Awards

We account for stock-based awards to employees using the intrinsic value method, as prescribed by Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” and interpretations thereof. Under APB No. 25, compensation expense is based on the difference, as of the date of the grant, between the fair value of our stock and the exercise price. Generally, the exercise price of options granted under our stock option plans is equal to the market value on the date of grant. We value stock options assumed in purchase business combinations at the date of acquisition at their fair value calculated using the Black-Scholes option-pricing model. The purchase price of these business combinations includes the fair value of assumed options while the intrinsic value attributable to unvested options is recorded as unearned compensation and amortized over the remaining vesting period of the stock options.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 “Accounting for Stock Based Compensation.” This information is required to be determined as if we had accounted for our employee stock options and stock purchase plans under the fair value based method of SFAS No. 123, as amended. Had compensation cost been determined using the fair value method our net income would have been adjusted to the pro forma net loss amounts indicated below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net income – as reported	$3,066	$2,629	$5,600	$3,015
Add: Stock-based compensation expense included in reported net income, net of related tax effects	251	345	558	454
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of related tax effects	(6,632)	(7,263)	(13,256)	(14,117)

Net loss – pro forma	$(3,315)	$(4,289)	$(7,098)	$(10,648)

Basic net income (loss) per share:
As reported	0.03	0.03	0.06	0.03
Pro forma	(0.04)	(0.05)	(0.08)	(0.11)
Diluted net income (loss) per share:
As reported	0.03	0.03	0.06	0.03
Pro forma	(0.04)	(0.05)	(0.08)	(0.11)

For purposes of estimating the compensation cost of our option grants the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. These fair value calculations are based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Risk-free interest rates	4.0%	3.8%	4.0%	3.7%
Expected life (in years)	5.0	3.6	5.0	3.7
Expected stock volatility	48.0%	51.0%	51.0%	51.0%
Expected dividends	None	None	None	None

In January 2004, 345,083 shares of common stock were purchased under our Employee Stock Purchase Plan (“ESPP”) at a price of $7.98 per share, leaving a total of 202,336 shares of common stock available for future issuance under the ESPP. In April 2004, our Board of Directors elected to terminate the ESPP effective immediately following the July 31, 2004 purchase date.

3. Acquisitions

On April 8, 2004, we acquired the outstanding shares of Lecco Technology Limited (“LECCOTECH”), a provider of database management solutions, to supplement our solutions for Oracle, DB2, UDB, SQL Server and Sybase. The purchase price for LECCOTECH was $1.8 million, consisting of $1.6 million in cash and direct acquisition costs of $0.2 million. Goodwill in the amount of $1.2 million and $0.4 million was assigned to the license and service segments, respectively, of our business and is not expected to be deductible for tax purposes. Goodwill allocation of 75% to licenses and 25% to services is based on both historical and projected relative contribution from licenses and services revenues.

The acquisition was accounted for as a purchase with the purchase price of $1.8 million allocated as follows (in thousands):

Tangible assets acquired	$440
Goodwill	1,554
Developed technology with an estimated useful life of 4 years	990
Customer list with an estimated useful life of 4 years	460
Maintenance contracts with an estimated useful life of 4 years	400
In-process research and development	280
Deferred taxes	(740)
Deferred revenue	(529)
Liabilities assumed	(1,080)

$1,775

On March 17, 2004, we acquired Aelita Software Corporation, a leading provider of systems management solutions for Microsoft Active Directory and Microsoft Exchange products. The acquisition expands our product portfolio of solutions to simplify, automate and secure increasingly complex Microsoft infrastructures. The purchase price for Aelita was $117.3 million, consisting of $102.0 million in cash, the assumption of Aelita stock options valued at $13.4 million and direct acquisition costs of $1.9 million. The intrinsic value of unvested stock options of $4.0 million has been allocated to unearned compensation and will be recognized as non-cash compensation expense over the remaining future vesting period of four years. Of the cash paid for this acquisition, $15.8 million was deposited in escrow to satisfy certain indemnification obligations of the selling shareholders. Goodwill in the amount of $66.5 million and $18.7 million was assigned to the license and service segments, respectively, of our business and is not expected to be deductible for tax purposes. Goodwill allocation of 78% to licenses and 22% to services is based on both historical and projected relative contribution from licenses and services revenues.

The acquisition was accounted for as a purchase with the purchase price of $117.3 million allocated as follows (in thousands):

Current assets	$12,079
Fixed assets	1,468
Other non-current assets	178
Goodwill	85,222
Acquired technology with estimated useful lives of 1 – 5 years	16,500
Customer list with an estimated useful life of 2 years	5,100
Maintenance contracts with an estimated useful life of 5 years	2,600
Non-compete agreements with an estimated useful life of 4 years	3,000
Trademark with an estimated useful life of 2 years	600
In-process research and development	6,700
Deferred taxes	(8,620)
Deferred revenue	(7,811)
Other liabilities	(3,728)
Unearned compensation	4,008

$117,296

The merger agreement requires us to make certain payments to the former shareholders of Aelita in the event assumed Aelita options are prematurely forfeited within eighteen months of the acquisition date. The amount of these payments are equal to 50% of the aggregate value of the spread between the exercise price per share of each forfeited option as of the date of forfeiture and the lower of the price of our common stock as reported on the Nasdaq National Market on either (a) the acquisition closing date, or (b) the trading day immediately preceding the date which the option was forfeited. As of June 30, 2004, no payments have been made associated with forfeited Aelita options.

In connection with the acquisition, we recognized approximately $1.0 million as liabilities representing estimated severance related charges for affected Aelita employees. Based on a subsequent review of headcount and resource needs, we reduced this estimated liability by $170,000 during the three months ended June 30, 2004, which also reduced goodwill.

In connection with the Aelita acquisition, $6.7 million of the purchase price was allocated to In-Process Research and Development (IPR&D) and expensed immediately upon completion of the acquisition (as a charge not deductible for tax purposes), because the technological feasibility of products under development had not been established and no future alternative uses existed. We identified and valued seven IPR&D projects. Four of the projects were over 75% complete and the remaining three were less than 30% complete at the date of acquisition and the estimated cost to complete all projects was $1.2 million. Four projects were directed toward the development of improvements to an existing product and the others for products that were in pre-production. The IPR&D for the improvements to the existing products represented 69% of the total value of IPR&D acquired, while the products in pre-production represented the balance of 31%. At the date of acquisition improvements to the existing products were anticipated to be completed during the remaining three quarters of 2004 while the pre-production products were expected to be completed by the beginning of 2005. Through June 30, 2004 actual results do not materially differ from the estimates used in valuations of IPR&D.

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

In May 2003, we acquired the outstanding shares of eCritical Inc. (“eCritical”), a provider of performance management solutions for network-enabled applications, and in May 2003, Discus Data Solutions, Inc. (“Discus”), a provider of infrastructure management solutions for the Microsoft environment. The aggregate purchase price for these acquisitions was $10.2 million.

Actual results of operations of the companies acquired in 2003 and 2004 are included in the condensed consolidated financial statements from the dates of acquisition. The pro forma results of operations data for the three and six months ended June 30, 2003 and 2004 presented below assume that the acquisitions made in 2003 and 2004 had been made on January 1, 2003 and 2004, respectively, and include amortization of identified intangibles, unearned compensation charges and in-process research and development from that date. The pro forma data is presented for informational purposes only and is not necessarily indicative of the results of future operations nor of the actual results that would have been achieved had the acquisitions taken place at the beginning of each fiscal year (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Revenues	$77,241	$92,218	$155,318	$182,090
Net income (loss)	$(2,201)	$2,559	$(11,581)	$(2,046)
Net income (loss) per share – basic and diluted	(0.02)	0.03	(0.13)	(0.02)

4. Goodwill and Amortizing Intangible Assets

Amortizing intangible assets as of December 31, 2003 and June 30, 2004, respectively, are comprised of the following (in thousands):

	December 31, 2003			Weighted Average Amortization Period	June 30, 2004			Weighted Average Amortization Period
	Gross Carrying Amount	Accumulated Amortization	Net		Gross Carrying Amount	Accumulated Amortization	Net
Purchased technology	$50,062	$(28,639)	$21,423	4.5	$67,552	$(32,437)	$35,115	5.4
Customer lists	6,351	(3,944)	2,407	3.2	11,911	(5,506)	6,405	2.6
Existing maintenance contracts	—	—	—	—	3,000	(172)	2,828	4.9
Non-compete agreements	2,325	(2,108)	217	2.2	5,325	(2,436)	2,889	3.2
Trademarks	1,450	(338)	1,112	5.0	2,050	(569)	1,481	4.1

	$60,188	$(35,029)	$25,159		$89,838	$(41,120)	$48,718

Amortization expense for amortizing intangible assets was $3.9 million and $6.1 million for the three and six months ended June 30, 2004, respectively. Estimated annual amortization expense related to amortizing intangible assets by fiscal year is as follows: remaining two quarters of 2004—$7.3 million; 2005—$13.1 million; 2006—$10.5 million; 2007—$8.9 million; 2008—$7.0 million; 2009—$1.9 million. All intangible assets currently recorded will be fully amortized by the end of 2009.

The changes in the carrying amount of goodwill by reportable operating segment for the six months ended June 30, 2004 are as follows (in thousands):

	Licenses	Services	Total
Balance as of December 31, 2003	$182,623	$57,217	$239,840
Goodwill from acquisition of Aelita	66,606	18,786	85,392

Balance as of March 31, 2004	249,229	76,003	325,232
Goodwill from acquisition of LECCOTECH	1,166	388	1,554
Adjustment for Aelita severance costs and other	(137)	(37)	(174)

Balance as of June 30, 2004	$250,258	$76,354	$326,612

5. Obligation Under Repurchase Agreement

We entered into a repurchase agreement in March 2004, utilizing $67.5 million of our investment securities as collateral. The cash proceeds of this transaction were used to provide funding for our acquisition of Aelita and our purchase of a new office facility. The repurchase agreement both entitles and obligates us to repurchase the securities from the transferee (“buyer-lender”) and the buyer-lender does not have a right to pledge or sell the collateralized securities to a third party. Accordingly, our obligations under the repurchase agreement are accounted for as short-term borrowings and recorded as a liability on the balance sheet. Our obligations under the repurchase agreement bear interest at a weighted average interest rate of 1.37% and will mature in the third quarter of 2004, and require maintenance of a customary market collateral margin. Our obligation under this agreement as of June 30, 2004, was $67.8 million, which includes $0.2 million of accrued interest. We repurchased $14.3 million of securities held by the transferee in July of 2004. As of July 29, 2004, our obligation under this agreement was $53.6 million.

6. Income Tax Provision

The effective income tax rate for the six months ended June 30, 2004 was 64% compared to 38% in the comparable period of 2003. The increase in the tax rate in the 2004 period was primarily due to a permanent difference between GAAP pre-tax income and taxable income as a result of the $6.7 million write-off of Aelita’s in-process research and development, which is permanently non-deductible for federal income tax purposes. For each of the remaining periods of 2004, we expect an effective tax rate of approximately 36% generating an annual effective tax rate of approximately 41%.

7. Foreign Currency Translation

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation,” the United States Dollar is considered to be the functional currency for our foreign subsidiaries, as such subsidiaries act primarily as an extension of our parent company’s operations. Assets and liabilities in these subsidiaries are re-measured at current exchange rates, except for property and equipment, deferred revenue, depreciation and investments, which are translated at historical exchange rates. Revenues and expenses are translated at weighted average exchange rates in effect during the year, except for costs related to those balance sheet items, which are translated at historical rates. Foreign currency translation gains and losses are included in “other income (expense), net” in the consolidated statements of operations. The net foreign currency translation loss was $1.9 million and $2.9 million for the three and six months ended June 30, 2004, respectively, compared to a gain of $2.8 million and $3.5 million in the comparable periods of 2003.

8. Net Income Per Share

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

The following table summarizes our earnings per share computation for the three and six months ended June 30, 2003 and 2004 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net income	$3,066	$2,629	$5,600	$3,015

Weighted average shares – basic	91,672	94,374	91,325	94,087
Incremental common shares attributable to shares issuable under employee stock plans	1,972	3,387	1,934	3,687

Weighted average shares – diluted	93,644	97,761	93,259	97,774

Net income per share – basic and diluted	$0.03	$0.03	$0.06	$0.03

For the three and six months ended June 30, 2004 options to purchase 8.2 million and 7.4 million shares of common stock with a weighted average price of $20.44 and $21.25, respectively, were anti-dilutive because the exercise price of the options was greater than the average fair market value of our common stock for the period then ended.

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

Reportable segment data for the three and six months ended June 30, 2003 and 2004, is as follows (in thousands):

	Licenses	Services	Total
Three months ended June 30, 2003
Revenues	$41,164	$29,671	$70,835
Cost of Revenues	3,501	5,343	8,844

Gross profit	$37,663	$24,328	$61,991

Three months ended June 30, 2004
Revenues	$51,195	$40,952	$92,147
Cost of Revenues	3,254	7,363	10,617

Gross profit	$47,941	$33,589	$81,530

Six months ended June 30, 2003
Revenues	$83,886	$58,148	$142,034
Cost of Revenues	6,563	10,538	17,101

Gross profit	$77,323	$47,610	$124,933

Six months ended June 30, 2004
Revenues	$98,223	$76,451	$174,674
Cost of Revenues	5,782	13,766	19,548

Gross profit	$92,441	$62,685	$155,126

Revenues are attributed to geographic areas primarily based on the location of the entity to which the products or services were delivered. Revenues, gross profit, income (loss) from operations and long-lived assets concerning principal geographic areas in which we operate are as follows (in thousands):

	North America (1)	Europe (2)	Other International	Total
Three months ended June 30, 2003
Revenues	$51,093	$17,393	$2,349	$70,835
Gross profit	43,438	16,594	1,959	61,991
Income (loss) from operations	(1,984)	4,650	(1,757)	909
Long-lived assets	412,859	3,159	8,390	424,408
Three months ended June 30, 2004
Revenues	$64,174	$26,026	$1,947	$92,147
Gross profit	58,848	21,309	1,373	81,530
Income (loss) from operations	302	7,382	(3,070)	4,614
Long-lived assets	597,057	3,333	7,629	608,019
Six months ended June 30, 2003
Revenues	$105,087	$32,702	$4,245	$142,034
Gross profit	90,093	31,197	3,643	124,933
Income (loss) from operations	(1,694)	8,070	(3,258)	3,118
Long-lived assets	412,859	3,159	8,390	424,408
Six months ended June 30, 2004
Revenues	$124,023	$46,253	$4,398	$174,674
Gross profit	110,877	40,435	3,814	155,126
Income (loss) from operations	(1,317)	14,345	(4,790)	8,238
Long-lived assets	597,057	3,333	7,629	608,019

(1)	Principally represents operations in the United States.
(2)	Our subsidiary located in the United Kingdom accounted for $8.4 million and $14.5 million of total European revenues during the three and six months ended June 30, 2003, respectively, and $13.2 million and $22.1 million of total European revenues during the three and six months ended June 30, 2004, respectively.

10. Commitments and Contingencies

On July 2, 2002, Computer Associates International, Inc. (“CA”) filed a complaint against us and four of our employees in the U.S. District Court for the Northern District of Illinois alleging copyright infringement and trade secret misappropriation in connection with the development of our Quest Central for DB2 product and seeking injunctive relief and unspecified money damages. The complaint was amended in May 2003 to add another Quest employee as a defendant and to assert breach of contract claims against three of the individual defendants. In July 2004, the Court entered an order preliminarily enjoining our use, marketing, licensing or distribution of Quest Central for DB2, pending trial, based upon its determination that CA is likely to prove its claims of copyright infringement or trade secret misappropriation. We are permitted by the terms of the order to continue providing technical support and product maintenance to existing users of Quest Central for DB2. The related products accounted for approximately 3% of total revenues in the six months ended June 30, 2004 and the year ended December 31, 2003. We have established a loss contingency reserve in the amount of $5.0 million dollars, which reflects our current estimate of liability we may incur as a result of this litigation matter.

After we announced on July 23, 2003 that we would restate certain financial results as a result of our discovery of a computational error relating to an error in the method used to translate foreign currency denominated accounts into U.S. Dollars at historical rates, numerous separate complaints purporting to be class actions were filed in the United States District Court for the Central District of California alleging that we and some of our officers and directors violated provisions of the Securities Exchange Act of 1934. Orders designating a lead plaintiff and consolidating the federal class action complaints were issued by the U. S. District Court in late October 2003, and an amended consolidated class action complaint was filed in January 2004. On May 10, 2004, the U.S. District Court granted our motion to dismiss the amended consolidated class action complaint without prejudice. A second amended class action complaint was filed in U.S. District Court in early July 2004. Our motion to dismiss the second amended class action complaint will be filed in August 2004.

A complaint purporting to be a derivative action has been filed in California state court against some of our directors and officers. This complaint is based on the same facts and circumstances described in the initial class action complaints discussed above and generally alleges that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. Our motion to dismiss the derivative action is scheduled to be heard by the California Superior Court in September 2004. The amended class action complaint and the derivative complaint generally seek an unspecified amount of damages and remain in the preliminary stages. We are continuing to vigorously defend these claims; however, it is not possible for us to quantify the extent of our potential liability, if any. Accordingly, no amounts have been accrued in the accompanying financial statements.

An unfavorable outcome in any of these cases could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, we will continue to incur substantial legal expenses in the defense of these claims, which may also divert management’s attention from the day-to-day operations of our business.

We are a party to other litigation, which we consider to be routine and incidental to our business. Management does not expect the results of any of these actions to have a material adverse effect on our results of operations or financial condition.

In the normal course of our business, we enter into certain types of agreements that require us to indemnify or guarantee the obligations of other parties. These commitments include (i) intellectual property indemnities to licensees of our software products, (ii) indemnities to certain lessors under office space leases for certain claims arising from our use or occupancy of the related premises, or for the obligations of our subsidiaries under leasing arrangements, (iii) indemnities to customers, vendors and service providers for claims based on negligence or willful misconduct of our employees and agents, and (iv) indemnities to our directors and officers to the maximum extent permitted under applicable law. The terms and duration of these commitments varies and, in some cases, may be indefinite, and certain of these commitments do not limit the maximum amount of future payments we could become obligated to make thereunder; accordingly, our actual aggregate maximum exposure related to these types of commitments cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for obligations of this nature, and no liabilities have been recorded for these obligations in the accompanying consolidated balance sheets as the fair value of these obligations issued during the quarter ended June 30, 2004 was not significant to our financial position, results of operations, or cash flows.

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

Acquisition of Aelita Software Corporation

In March 2004, we completed the acquisition of Aelita Software Corporation, a privately-held software vendor. Aelita develops, markets and supports products that improve the productivity, system availability and security of Microsoft Active Directory and Microsoft Exchange products. With this acquisition of Aelita, we added breadth and depth to our Microsoft expertise and product portfolio and will now deliver a more comprehensive set of product solutions that enable customers to manage today’s complex Microsoft infrastructure throughout their entire lifecycle. In connection with the acquisition, we recorded a charge totaling $6.7 million for the fair value of purchased in-process research and development (IPR&D). We recorded this charge because the technological feasibility of products under development at the date of acquisition had not been established and no future alternative uses existed. The charge represented the estimated fair value of the incomplete research and development products based on discounted cash flows. Management is primarily responsible for estimating the fair value of IPR&D, which was determined with the assistance of an independent appraiser.

Results of operations from Aelita and other acquisitions are included in our consolidated statements of operations from the respective dates of acquisition. For more information concerning our acquisitions during the periods presented herein, see Note 3 of “Notes to Condensed Consolidated Financial Statements.”

Results of Operations

Except as otherwise indicated, the following are percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Revenues:
Licenses	58.1%	55.6%	59.1%	56.2%
Services	41.9	44.4	40.9	43.8

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Licenses	1.6	1.1	1.5	1.2
Services	7.5	8.0	7.4	7.9
Amortization of purchased technology	3.3	2.5	3.2	2.1

Total cost of revenues	12.4	11.6	12.1	11.2

Gross profit	87.6	88.4	87.9	88.8
Operating expenses:
Sales and marketing	50.7	44.7	50.7	44.3
Research and development	24.0	22.1	24.1	22.0
General and administrative	10.3	9.3	9.7	9.6
In-process research and development (1)	—	0.3	—	4.0
Amortization of other purchased intangible assets	1.3	1.7	1.2	1.3
Litigation loss provision (2)	—	5.4	—	2.9

Total operating expenses	86.3	78.1	85.7	81.2

Income from operations	1.3	10.3	2.2	7.6
Other income (expense), net	5.6	(0.5)	4.1	0.1

Income before income taxes	6.9	9.8	6.3	7.7
Income tax provision	2.6	1.6	2.4	3.1

Net income	4.3%	8.2%	3.9%	4.6%

As a percentage of related revenues:
Cost of licenses	2.8%	1.9%	2.5%	2.1%
Cost of services	18.0%	18.0%	18.1%	18.0%

(1)	See Note 3 to the “Notes to Condensed Consolidated Financial Statements”
(2)	See Note 10 to the “Notes to Condensed Consolidated Financial Statements”

Comparison of Three Months Ended June 30, 2003 and 2004

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended June 30,		Percentage Change
	2003	2004
Revenues:
Licenses	$41,164	$51,195	24.4%
Services	29,671	40,952	38.0%

Total revenues	$70,835	$92,147	30.1%

License Revenues—We saw growth in license revenues year-over-year primarily in our Microsoft Infrastructure Management core products as well as Aelita products acquired in March 2004 and Development and Deployment products. The $10.0 million growth in license revenues in 2004 included a $4.9 million contribution from Aelita and an approximately $1.0 million contribution from the impact of the devaluation of the U.S. Dollar relative to certain foreign currencies, primarily the Euro and the British Pound. In the second quarter of 2004, license revenues in North America increased by 17.3%, from $28.6 million to $33.6 million. License revenues outside of North America increased by 40.4%, from $12.6 million to $17.6 million in the second quarter of 2004.

Service Revenues—Support renewals from a larger installed base of our products was the primary driver of service revenue growth. Service revenues also benefited from a contribution of approximately $2.9 million in services revenues from the Aelita acquisition and an approximately $0.5 million contribution from the impact of the devaluation of the U.S. Dollar relative to certain foreign currencies, primarily the Euro and the British Pound. Post-sales consulting and training as a percentage of total service revenues represented 9.7% in the second quarter of 2004 and 11.8% in the comparable period of 2003. In the second quarter of 2004, service revenues in North America increased by 36.1%, from $22.5 million to $30.6 million. Service revenues outside of North America increased by 44.0%, from $7.2 million to $10.3 million in the second quarter of 2004.

Cost of Revenues

Total cost of revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended June 30,		Percentage Change
	2003	2004
Cost of revenues:
Licenses	$1,138	$974	(14.4)%
Services	5,343	7,363	37.8%
Amortization of purchased technology	2,363	2,280	(3.5)%

Total cost of revenues	$8,844	$10,617	20.0%

Cost of Licenses—Cost of licenses primarily consists of third-party software royalties, product packaging, documentation, duplication, delivery and personnel. Cost of licenses as a percentage of license revenues was 1.9% for the second quarter of 2004, compared with 2.8% in 2003. A lower level of sales revenue from licenses of royalty-bearing products was the primary reason for the decrease in license costs. We expect that cost of licenses as a percentage of license revenues will remain relatively constant throughout the remainder of 2004.

Cost of Services—Cost of services primarily consists of personnel, outside consultants, facilities and systems costs used in providing support, consulting and training services. The increase in the absolute amounts of cost of services is primarily due to an increase in fees paid to outside professional services consultants in support of product deployments as well as growth in headcount from the Aelita acquisition. Cost of services remained consistent at 18.0% of service revenues for both periods.

Amortization of Purchased Technology—Amortization of purchased technology includes amortization of the fair value of acquired technology associated with acquisitions made from 2001 through the second quarter of 2004. We expect amortization of purchased technology to be at least $2.0 million per quarter throughout the remaining quarters of 2004.

Operating Expenses

Total operating expenses and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended June 30,		Percentage Change
	2003	2004
Operating expenses:
Sales and marketing	$35,911	$41,193	14.7%
Research and development	16,991	20,356	19.8%
General and administrative	7,293	8,524	16.9%
In-process research and development	—	280	—%
Amortization of other purchased intangible assets	887	1,563	76.2%
Litigation loss provision	—	5,000	—%

Total operating expenses	$61,082	$76,916	25.9%

Sales and Marketing—Sales and marketing expenses consist primarily of the following types of costs related to our sales and marketing activities: compensation and benefits; sales commissions; facilities and systems; recruiting; trade shows; travel and entertainment; and marketing communications. The overall increase in sales and marketing expenses resulted from higher labor expenses, primarily due to additional headcount from our acquisition of Aelita, which contributed approximately $4.6 million to sales and marketing expenses, increased commission expenses from higher license revenues and to the U.S. Dollar devaluation. Excluding the contribution to sales and marketing expenses from our acquisition of Aelita, headcount reductions in our sales and marketing organizations during the last half of 2003 resulted in lower labor costs, excluding commissions, in the second quarter of 2004.

Research and Development—Research and development expenses consist primarily of compensation and benefit costs for software developers, software product managers, quality assurance and technical documentation personnel, associated facilities and systems costs and payments made to outside software development consultants in connection with our ongoing efforts to enhance our core technologies and develop additional products. Research and development expenses as a percentage of total revenues were 22.1% in the second quarter of 2004 compared to 24.0% in the comparable period of 2003. Increased headcount, primarily from the acquisition of Aelita, which contributed $1.8 million to overall research and development expenses, was the primary contributor to the absolute dollar increase in research and development expenses.

General and Administrative—General and administrative expenses consist primarily of compensation and benefit costs for our executive, finance, legal, administrative and information services personnel, professional fees, and associated facilities and systems costs. General and administrative expenses as a percentage of total revenues were 9.3% in 2004 and 10.3% in the comparable period of 2003. The absolute dollar increase in general and administrative expenses is primarily attributable to higher compensation expenses, increased litigation defense costs and higher accounting fees related to Sarbanes Oxley compliance efforts.

Amortization of Other Purchased Intangible Assets—Amortization of other purchased intangible assets includes the amortization of customer lists, trademarks, non-compete agreements and maintenance contracts associated with acquisitions. The increase is due to intangible assets added from acquisitions made in 2004, offset slightly by intangible assets from acquisitions made in 2000 that were fully amortized by the end of 2003. We expect amortization of other purchased intangible assets to be at least $1.4 million per quarter throughout the remaining quarters of 2004.

Other Income (Expense), Net

Other income (expense), net primarily includes interest income on our investment portfolio and gains and losses from foreign exchange fluctuations, as well as gains or losses on other financial assets. Other income (expense), net decreased by $4.5 million, from $4.0 million in the second quarter of 2003 to $(0.5) million in the comparable period of 2004. Interest income increased 20.0% from $1.5 million in the second quarter of 2003 to $1.9 million in the comparable period of 2004. Foreign currency losses of $1.9 million were included in other income (expense), net in the second quarter of 2004 as compared to a $2.8 million gain included in the comparable period of 2003. Foreign currency losses were primarily a result of translation losses on accounts receivable, cash and intra-company receivables denominated in the Australian Dollar.

Income Tax Provision

Provision for income taxes decreased to $1.5 million in the second quarter of 2004 from $1.8 million in the comparable period of 2003, representing a decrease of $0.3 million or 19.2%. The effective income tax rate for the three months ended June 30, 2004 was 36.0% compared to approximately 37.5% in the comparable period of 2003. For each of the remaining periods of 2004, we expect an effective tax rate of approximately 36.0%.

Comparison of Six Months Ended June 30, 2003 and 2004

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Six Months Ended June 30,		Percentage Change
	2003	2004
Revenues:
Licenses	$83,886	$98,223	17.1%
Services	58,148	76,451	31.5%

Total revenues	$142,034	$174,674	23.0%

License Revenues—We saw growth in license revenues year-over-year primarily in our Microsoft Infrastructure Management core products as well as Aelita products acquired in March 2004 and Development and Deployment products. The $14.3 million growth in license revenues in 2004 included a $7.2 million contribution from Aelita and an approximately $2.5 million contribution from the impact of the devaluation of the U.S. Dollar relative to certain foreign currencies, primarily the Euro and the British Pound. In the six months ended June 30, 2004, license revenues in North America increased by 10.6%, from $60.7 million to $67.1 million. License revenues outside of North America increased by 34.2%, from $23.2 million to $31.1 million in the six months end June 30, 2004.

Service Revenues—Support renewals from a larger installed base of our products was the primary driver of service revenue growth. Service revenues also benefited from a contribution of approximately $3.6 million in services revenues from the Aelita acquisition and an approximately $1.0 million contribution from the impact of the devaluation of the U.S. Dollar relative to certain foreign currencies, primarily the Euro and the British Pound. Post-sales consulting and training as a percentage of total service revenues represented 11.0% in 2004 and 10.4% in the comparable period of 2003. In the six months ended June 30, 2004, service revenues in North America increased by 28.2%, from $44.4 million to $56.9 million. Service revenues outside of North America increased by 42.0%, from $13.8 million to $19.6 million in the six months ended June 30, 2004.

Cost of Revenues

Total cost of revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Six Months Ended June 30,		Percentage Change
	2003	2004
Cost of revenues:
Licenses	$2,071	$2,071	0.0%
Services	10,538	13,766	30.6%
Amortization of purchased technology	4,492	3,711	(17.4)%

Total cost of revenues	$17,101	$19,548	14.3%

Cost of Licenses—Cost of licenses primarily consists of third-party software royalties, product packaging, documentation, duplication, delivery and personnel. Cost of licenses as a percentage of license revenues was 2.1% for the six months ended June 30, 2004, compared with 2.5% in 2003. A lower level of sales revenue from licenses of royalty-bearing products was the primary reason for the decrease in license costs. We expect that cost of licenses as a percentage of license revenues will remain relatively constant throughout the remainder of 2004.

Cost of Services—Cost of services primarily consists of personnel, outside consultants, facilities and systems costs used in providing support, consulting and training services. The increase in the absolute amounts of cost of services is primarily due to an increase in fees paid to outside professional services consultants in support of product deployments as well as growth in headcount from the Aelita acquisition. Cost of services remained consistent at approximately 18.0% of service revenues for both periods.

Amortization of Purchased Technology—Amortization of purchased technology includes amortization of the fair value of acquired technology associated with acquisitions made from 2001 through the second quarter of 2004. We expect amortization of other purchased intangible assets to be at least $2.0 million per quarter throughout the remaining quarters of 2004.

Operating Expenses

Total operating expenses and year-over-year changes are as follows (in thousands, except for percentages):

	Six Months Ended June 30,		Percentage Change
	2003	2004
Operating expenses:
Sales and marketing	$72,039	$77,317	7.3%
Research and development	34,175	38,513	12.7%
General and administrative	13,847	16,785	21.2%
In-process research and development	—	6,980	—%
Amortization of other purchased intangible assets	1,754	2,293	30.7%
Litigation loss provision	—	5,000	—%

Total operating expenses	$121,815	$146,888	20.6%

Sales and Marketing—Sales and marketing expenses consist primarily of the following types of costs related to our sales and marketing activities: compensation and benefits; sales commissions; facilities and systems; recruiting; trade shows; travel and entertainment; and marketing communications. The overall increase in sales and marketing expenses resulted from higher labor expenses, primarily due to additional headcount from our acquisition of Aelita, which contributed approximately $5.7 million to sales and marketing expenses, increased commission expenses from higher license revenues and to the U.S. Dollar devaluation, which contributed an additional $2.4 million. Excluding the contribution to sales and marketing expenses from our acquisition of Aelita, headcount reductions in our sales and marketing organizations during the last half of 2003 resulted in lower personnel related costs in the six months ended June 30, 2004.

Research and Development—Research and development expenses consist primarily of compensation and benefit costs for software developers, software product managers, quality assurance and technical documentation personnel, associated facilities and systems costs and payments made to outside software development consultants in connection with our ongoing efforts to enhance our core technologies and develop additional products. Research and development expenses as a percentage of total revenues were 22.0% in the six months ended June 30, 2004 compared to 24.1% in the comparable period of 2003. The acquisition of Aelita contributed $2.2 million to the absolute dollar increase in total research and development expenses.

General and Administrative—General and administrative expenses consist primarily of compensation and benefit costs for our executive, finance, legal, administrative and information services personnel, professional fees, and associated facilities and systems costs. General and administrative expenses as a percentage of total revenues were 9.6% in 2004 and 9.7% in the comparable period of 2003. The absolute dollar increase in general and administrative expenses is primarily attributable to higher compensation expenses, increased litigation defense costs and higher accounting fees related to Sarbanes Oxley compliance efforts.

Amortization of Other Purchased Intangible Assets—Amortization of other purchased intangible assets includes the amortization of customer lists, trademarks, non-compete agreements and maintenance contracts associated with acquisitions. The increase is due to purchased intangible assets related to acquisitions made in the six months ended June 30, 2004 offset slightly by a reduction to amortization expense from acquisitions made in 2000 that became fully amortized by the end of 2003. We expect amortization of other purchased intangible assets to be approximately $1.4 million per quarter throughout the remaining quarters of 2004.

Other Income (Expense), Net

Other income (expense), net primarily includes interest income on our investment portfolio and gains and losses from foreign exchange fluctuations, as well as gains or losses on other financial assets. Other income (expense), net decreased by $5.7 million, from $5.8 million in the six months ended June 30, 2003 to $0.2 million in the comparable period of 2004. Interest income increased 17.9% from $3.2 million in the six months ended June 30, 2003 to $3.8 million in the comparable period of 2004. Foreign currency losses of $2.9 million were included in other income (expense), net in the second quarter of 2004 as compared to a $3.5 million gain included in the comparable period of 2003. Foreign currency losses were primarily a result of translation losses on accounts receivable, cash and intra-company receivables denominated in the Australian Dollar, Euro and the British Pound.

Income Tax Provision

Provision for income taxes increased to $5.4 million for the six months ended June 30, 2004 from $3.4 million in the comparable period of 2003, representing an increase of $2.0 million or 60.0%. The effective income tax rate for the six months ended June 30, 2004 was 64.1% compared to approximately 37.5% in the comparable period of 2003. The increase in the tax rate for 2004 was primarily due to a permanent difference between GAAP pre-tax income and taxable income as a result of the $6.7 million write-off of Aelita’s in-process research and development, which is permanently non-deductible for federal income tax purposes. For each of the remaining periods of 2004, we expect an effective tax rate of approximately 36.0% generating an annual effective tax rate of approximately 41.0%.

Liquidity and Capital Resources

As of June 30, 2004, cash and cash equivalents and short-term marketable securities were $101.2 million and we held $166.3 million of long-term investment grade corporate and government securities.

Operating Activities

Net cash provided by operating activities increased to $35.1 million in the six months ended June 30, 2004, compared with $32.0 million in the comparable period of 2003. The increase in cash from operating activities in the 2004 period was driven primarily by higher deferred revenues as a result of increased support and maintenance renewal bookings, an increase in accounts payable and the increase in income prior to non-cash charges for in-process research and development and a litigation loss provision, offset slightly by a decrease to accounts receivable.

Investing Activities

We used $102.7 million in investing activities in the six months ended June 30, 2004, consisting primarily of $95.9 million net cash paid for acquisitions and $24.1 million in capital expenditures, partially offset by $17.3 million net cash received from sales and maturities of marketable securities. Cash provided by investing activities in the 2003 period consists of $4.7 million net cash paid for acquisitions and $3.9 million in capital expenditures, partially offset by $8.7 million net cash received from sales of marketable securities. Capital expenditures in the six months ended June 30, 2004 consisted of $14.9 million to purchase a building and the remainder for information technology hardware and software purchases.

In March 2004, we purchased a building in Aliso Viejo, California comprising approximately 78,000 square feet. We also entered into an agreement to lease approximately 57,000 square feet of space in an adjacent building for a ten-year term commencing in December 2005. The lease agreement includes an option, exercisable until November 15, 2004, to purchase this building for a purchase price of approximately $18.6 million. We intend to move all of our Irvine operations into these two buildings in stages over the next five quarters. Relocation costs and costs of improvements are expected to be approximately $18.0 million.

In the future, we expect cash will continue to be generated from our operations. We plan to use cash generated from operations to close out our existing repurchase position within the next nine months and invest in new short and long-term marketable securities consistent with past investment practices. We will continue to evaluate a variety of other strategic investment and acquisition opportunities.

Financing Activities

Financing activities generated $76.0 million in the six months ended June 30, 2004, primarily from net proceeds of $67.6 million from a repurchase agreement as described in Note 5 of the “Notes to Condensed Consolidated Financial Statements” and $8.6 million from issuances of our common stock under employee stock option and stock purchase plans. Financing activities generated $6.2 million in the comparable period of 2003, of which $6.4 million was generated from issuances of our common stock under employee stock option and stock purchase plans, offset by the use of $0.2 million for capital lease obligations. In April 2004, our Board of Directors elected to terminate the employee stock purchase plan effective immediately following the July 31, 2004 purchase date.

At June 30, 2004, we had borrowings of $67.5 million plus interest outstanding under a repurchase agreement with a borrowing rate of 1.4% and a remaining term to maturity of 71 days.

Our Board of Directors authorized a stock repurchase program for up to five million shares of our common stock. As of June 30, 2004, we had repurchased approximately 1.7 million shares of our common stock under this program for an aggregate cost of approximately $58.0 million. No shares of common stock were repurchased under this plan during the first two quarters of 2003 or 2004.

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

We recognize revenue in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and related interpretations, SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements,” and other related pronouncements. Based on our reading and interpretation of SOP 97-2, SOP 98-9, SAB 104 and other related pronouncements, we believe that our current sales contract terms and business arrangements have been properly reported. The AICPA and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry. Future interpretations of existing accounting standards or changes in our business practices could result in future changes in our revenue accounting policies that could have a material adverse effect on our business, financial condition and results of operations.

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

Intangible Assets

As required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we do not amortize goodwill. All current and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All purchased technology and other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

Purchased technology and other intangible assets are recorded at the estimated fair value on the purchase date and amortized using the straight-line method over estimated useful lives of two years to seven years. The net carrying amount of these intangible assets was considered recoverable at June 30, 2004. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” purchased technology and other intangible assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. We periodically review the carrying value of these assets to determine whether or not impairment to such value has occurred. In the event that in the future it is determined that the purchased technology and other intangible assets value has been impaired, an adjustment will be made resulting in a charge for the write-down in the period in which the determination is made.

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

Accounting for Stock-Based Compensation

We account for stock-based awards to employees using the intrinsic value method, as prescribed by Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” and interpretations thereof. Under APB No. 25, compensation expense is based on the difference, as of the date of the grant, between the fair value of our stock and the exercise price. Generally, the exercise price of options granted under our stock option plans is equal to the market value on the date of grant. We value stock options assumed in purchase business combinations at the date of acquisition at their fair value calculated using the Black-Scholes option-pricing model. The purchase price of these business combinations includes the fair value of assumed options while the intrinsic value attributable to unvested options is recorded as unearned compensation and amortized over the remaining vesting period of the stock options.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 “Accounting for Stock Based Compensation.” This information is required to be determined as if we had accounted for our employee stock options and stock purchase plans under the fair value based method of SFAS No. 123, as amended. Had compensation cost been determined using the fair value method our net income would have been adjusted to the pro forma net loss amounts indicated below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net income – as reported	$3,066	$2,629	$5,600	$3,015
Add: Stock-based compensation expense included in reported net income, net of related tax effects	251	345	558	454
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of related tax effects	(6,632)	(7,263)	(13,256)	(14,117)

Net loss – pro forma	$(3,315)	$(4,289)	$(7,098)	$(10,648)

Basic net income (loss) per share:
As reported	0.03	0.03	0.06	0.03
Pro forma	(0.04)	(0.05)	(0.08)	(0.11)
Diluted net income (loss) per share:
As reported	0.03	0.03	0.06	0.03
Pro forma	(0.04)	(0.05)	(0.08)	(0.11)

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

Accounting for Contingencies

Under SFAS No. 5, “Accounting for Contingencies,” we are required to record an estimated loss from a loss contingency if we consider it probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a material loss has been incurred. For example, in the second quarter of 2004, we established a loss contingency reserve in the amount of $5.0 million dollars, reflecting our current estimate of liability we may incur as a result of our ongoing litigation with Computer Associates International, Inc. However, litigation is inherently uncertain and there can be no guarantee that this amount will be sufficient to cover our ultimate liability in this matter, if any. In making determinations as to the accrual and disclosure of loss contingencies, we assess various factors, including the degree of probability of an unfavorable outcome, the ability to reasonably estimate the amount of loss (or a range of loss), and the probability that the loss and defense costs are covered, either entirely or partially, by insurance. Changes in these factors or different judgments as to the application of these factors could materially impact our financial position or our results of operations.

Recent Accounting Pronouncement

In March 2004, the Emerging Issues Task Force (EITF), ratified EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” for which the measurement and recognition provisions are effective for reporting periods beginning after June 15, 2004. EITF Issue No. 03-1 provides a three step process for determining whether investments, including debt securities, are other than temporarily impaired and requires additional disclosures in annual financial statements. We are in the process of evaluating the impact of adopting EITF Issue No. 03-1 but do not believe it will have a material impact on our consolidated financial position or results of operations because we have the ability and intent to hold any marketable securities with gross unrealized losses until a recovery of fair value.

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

Acquisitions of companies or technologies may result in disruptions to our business and diversion of management attention

We have in the past made and we expect to continue to make acquisitions of complementary companies, products or technologies, including our recent acquisition of Aelita. Any additional acquisitions will require us to assimilate the operations, products and personnel of the acquired businesses and train, retain and motivate key personnel from the acquired businesses. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may subject us to liabilities and risks that are not known or identifiable at the time of the acquisition or may cause disruptions in our operations and divert management’s attention from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners. We may have to use cash, incur debt or issue equity securities to pay for any future acquisitions. Use of cash or debt may affect our liquidity and use of cash would reduce our cash reserves. The issuance of equity securities for any acquisition could be substantially dilutive to our shareholders. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for intangible assets with indefinite useful lives. In consummating acquisitions, we are also subject to risks of entering geographic and business markets in which we have no or limited prior experience. If we are unable to fully integrate acquired businesses, products or technologies with our existing operations, we may not receive the intended benefits of an acquisition.

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

Our efforts to constrain costs may strain our management, administrative, operational and financial infrastructure

We are experiencing slower growth and are focused on increasing our operating margins. These efforts place a strain on our management, administrative, operational and financial infrastructure. Our ability to manage our operations while reducing operating costs requires us to continue to improve our operational, financial and management controls and reporting systems and procedures. Although we achieved a year over year increase in our margins from the second quarter of 2003 to the comparable quarter in 2004, there can be no guarantees that we will be successful in achieving our profitability targets in any future quarterly or annual period.

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

An unfavorable outcome in our litigation with Computer Associates International, Inc. could negatively impact our business, financial condition and results of operations

In July 2002, Computer Associates International, Inc. (“CA”) initiated a lawsuit against us and certain of our employees alleging copyright infringement and trade secret misappropriation in connection with the development of our Quest Central for DB2 product and seeking injunctive relief and unspecified money damages. In July 2004, the court entered an order enjoining our use, marketing, licensing or distribution of Quest Central for DB2, pending trial, based upon its determination that CA is likely to prove its claims of copyright infringement or trade secret misappropriation. In addition to the interruption of business and diversion of management’s attention caused by this injunction, our continuing defense of this lawsuit will be time-consuming for our senior management and is likely to result in significant litigation costs regardless of the outcome. An unfavorable outcome to this lawsuit may impose monetary damages. We have established a loss contingency reserve in the amount of $5.0 million dollars, reflecting our current estimate of liability we may incur as a result of this litigation matter. However, litigation is uncertain and there can be no guarantee that this amount will be sufficient to cover our ultimate liability in this matter, if any. In addition, the uncertainty created by the injunction or the lawsuit may negatively affect our relationships with existing customers or give rise to customer claims for indemnification and may discourage prospective customers, particularly those using DB2 UDB among other major database platforms and seeking a heterogeneous database management solution, from licensing our software products.

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

Failure to attract and retain personnel may negatively impact our business

Our ability to manage the operation of our business and our future success depend on our ability to attract, motivate and retain qualified employees. In addition, the success of our business is substantially dependent on the services of our Chief Executive Officer and other officers and key employees, many whom have recently joined our company. As our business grows, we will need to hire additional administrative, sales and marketing, support, research and development and other personnel. There has in the past been and there may in the future be a shortage of personnel that possess the technical background necessary to sell, support and develop our products effectively. Competition for skilled personnel is intense, and we may not be able to attract, assimilate or retain highly qualified personnel in the future. Hiring qualified sales, marketing, administrative, research and development and customer support personnel is very competitive in our industry, particularly in Southern California where Quest is headquartered.

We have historically used stock-based compensation as an important tool to attract and retain employees, generally through stock options granted under our stock incentive plans and the availability of discounted shares for purchase under our Employee Stock Purchase Plan. Our Employee Stock Purchase Plan was terminated at the end of July 2004. The number of options available for grant under our stock incentive plans is limited and any future increase would require shareholder approval. There can be no guarantees that we will be able to obtain shareholder approval for required future increases in the number of shares authorized under our stock incentive plans. In addition, if we are required to change the way we account for stock options as a result of proposed changes in accounting rules, we may reduce our reliance on the use of stock options, which may negatively affect our ability to recruit and retain qualified personnel.

Item 3: Quantitative and Qualitative Disclosures About Market Risks

We transact business in a number of different foreign countries around the world. Generally, revenues are collected and operating expenses are paid in the local currency of the country in which we are transacting. Accordingly, we are exposed to volatility in sales and earnings within these countries due to fluctuations in foreign exchange rates.

Our exposure to foreign exchange risk is related to the magnitude of foreign net profits and losses denominated in currencies other than the U.S. Dollar, as well as our net position of monetary assets and monetary liabilities in non-U.S. Dollar currencies. These exposures have the potential to produce either gains or losses within our consolidated results. Our cumulative currency gains or losses in any given period may be lessened by the economic benefits of diversification.

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

Information about our investment portfolio is presented in the table below, which states the amortized book value and related weighted-average interest rates by year of maturity (in thousands):

	Amortized Book Value	Weighted Average Rate
Investments maturing by June 30,
2005 (a)	$31,216	1.81%
2006	15,901	2.77%
2007	86,373	3.17%
2008	27,033	4.35%
Thereafter	38,513	4.96%

Total portfolio	$199,036	3.43%

(a)	Includes cash and cash equivalents of $5.87 million.

We maintain a level of cash and cash equivalents such that we have generally been able to hold our investments to maturity. Accordingly, changes in the market interest rate would not have a material effect on the fair value of such investments.

Item 4: Controls and Procedures

Our management, with the participation of the chief executive officer and chief financial officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on such evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2004, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

No changes in our internal control over financial reporting have come to our management’s attention that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1: Legal Proceedings

On July 2, 2002, Computer Associates International, Inc. (“CA”) filed a complaint against us and four of our employees in the U.S. District Court for the Northern District of Illinois alleging copyright infringement and trade secret misappropriation in connection with the development of our Quest Central for DB2 product and seeking injunctive relief and unspecified money damages. The complaint was amended in May 2003 to add another Quest employee as a defendant and to assert breach of contract claims against three of the individual defendants. In July 2004, the Court entered an order preliminarily enjoining our use, marketing, licensing or distribution of Quest Central for DB2, pending trial, based upon its determination that CA is likely to prove its claims of copyright infringement or trade secret misappropriation. We are permitted by the terms of the order to continue providing technical support and product maintenance to existing users of Quest Central for DB2. The related products accounted for approximately 3% of total revenues in the six months ended June 30, 2004 and the year ended December 31, 2003. We have established a loss contingency reserve in the amount of $5.0 million dollars, which reflects our current estimate of liability we may incur as a result of this litigation matter.

After we announced on July 23, 2003 that we would restate certain financial results as a result of our discovery of a computational error relating to an error in the method used to translate foreign currency denominated accounts into U.S. Dollars at historical rates, numerous separate complaints purporting to be class actions were filed in the United States District Court for the Central District of California alleging that we and some of our officers and directors violated provisions of the Securities Exchange Act of 1934. Orders designating a lead plaintiff and consolidating the federal class action complaints were issued by the U. S. District Court in late October 2003, and an amended consolidated class action complaint was filed in January 2004. On May 10, 2004, the U.S. District Court granted our motion to dismiss the amended consolidated class action complaint without prejudice. A second amended class action complaint was filed in U.S. District Court in early July 2004. Our motion to dismiss the second amended class action complaint will be filed in August 2004.

A complaint purporting to be a derivative action has been filed in California state court against some of our directors and officers. This complaint is based on the same facts and circumstances described in the initial class action complaints discussed above and generally alleges that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. Our motion to dismiss the derivative action is scheduled to be heard by the California Superior Court in September 2004. The amended class action complaint and the derivative complaint generally seek an unspecified amount of damages and remain in the preliminary stages. We are continuing to vigorously defend these claims; however, it is not possible for us to quantify the extent of our potential liability, if any. Accordingly, no amounts have been accrued in the accompanying financial statements.

An unfavorable outcome in any of these cases could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, we will continue to incur substantial legal expenses in the defense of these claims, which may also divert management’s attention from the day-to-day operations of our business.

We are a party to other litigation, which we consider to be routine and incidental to our business. Management does not expect the results of any of these actions to have a material adverse effect on our results of operations or financial condition.

In the normal course of our business, we enter into certain types of agreements that require us to indemnify or guarantee the obligations of other parties. These commitments include (i) intellectual property indemnities to licensees of our software products, (ii) indemnities to certain lessors under office space leases for certain claims arising from our use or occupancy of the related premises, or for the obligations of our subsidiaries under leasing arrangements, (iii) indemnities to customers, vendors and service providers for claims based on negligence or willful misconduct of our employees and agents, and (iv) indemnities to our directors and officers to the maximum extent permitted under applicable law. The terms and duration of these commitments varies and, in some cases, may be indefinite, and certain of these commitments do not limit the maximum amount of future payments we could become obligated to make thereunder; accordingly, our actual aggregate maximum exposure related to these types of commitments cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for obligations of this nature, and no liabilities have been recorded for these obligations in the accompanying consolidated balance sheets as the fair value of these obligations issued during the quarter ended June 30, 2004 was not significant to our financial position, results of operations, or cash flows.

Item 4: Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on June 9, 2004. There was no solicitation in opposition to the management’s nominees as listed in Quest’s proxy statement, and all of such nominees were elected. At the Annual Meeting, our shareholders also (i) approved an amendment to our Bylaws to increase the authorized number of directors to a range of five to nine; (ii) approved an increase in the number of shares available for issuance under our 1999 Stock Incentive Plan; and (iii) ratified the appointment of Deloitte & Touche LLP as Quest’s independent auditors for the fiscal year ending December 31, 2004. Set forth below are the voting results for each proposal.

1.	Election of Directors:

Nominee	For	Withheld
Vincent C. Smith	89,555,556	1,151,531
Doran G. Machin	89,394,514	1,312,573
Jerry Murdock, Jr.	85,549,925	5,157,162
Raymond J. Lane	82,626,847	8,080,240
Augustine L. Nieto II	83,065,418	7,641,669
Kevin M. Klausmeyer	83,300,078	7,407,009

2.	Amendment to Bylaws to increase the authorized number of directors to a range of five to nine:

For	Against	Abstain
90,138,416	125,908	5,626

3.	Increase in number of shares reserved for issuance under our 1999 Stock Incentive Plan by an additional 5,000,000 shares:

For	Against	Abstain	Broker Non-Votes
44,549,372	37,884,137	10,543	8,263,035

4.	Ratification of appointment of Deloitte & Touche LLP as our independent auditors for the year ending December 31, 2004:

For	Against	Abstain
82,670,344	8,034,190	2,553

Item 6: Exhibits and Reports on Form 8-K

(a) EXHIBITS

Exhibit Number	Exhibit Title

3.1	Second Amended and Restated Bylaws of Quest Software, Inc. as amended effective June 9, 2004.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K

1.	On April 1, 2004, we filed a Current Report on Form 8-K relating to the closing of our acquisition of Aelita. This report was amended on May 28, 2004 to include required historical and pro forma financial information.

2.	On April 27, 2004, we filed a Current Report on Form 8-K relating to the announcement of our operating results for the quarter ended March 31, 2004.

3.	On May 28, 2004, we filed an amended Current Report on Form 8-K. This amended Current Report on Form 8-K amends Item 7 of the previously filed report to provide the financial statements and pro forma financial information required under Items 7(a) and 7(b) of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST SOFTWARE, INC.

Date: August 9, 2004	/s/ M. BRINKLEY MORSE
M. Brinkley Morse Vice President, Finance and Operations and Chief Financial Officer

/s/ KEVIN E. BROOKS
Kevin E. Brooks Vice President and Corporate Controller