Form 10-Q/A
period 2004-06-30
QUEST SOFTWARE INC
filed 2004-08-18
CIK 1088033

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

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 solely for the purpose of re-filing the Registrant’s Bylaws, as Exhibit 3.1 to such Report, in order to reflect the Bylaw amendment adopted by our shareholders on June 9, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST SOFTWARE, INC.

Date: August 18, 2004	/s/ J. MICHAEL VAUGHN
J. Michael Vaughn General Counsel and Secretary

Exhibit 3.1

SECOND AMENDED AND RESTATED BYLAWS OF

QUEST SOFTWARE, INC.

As amended effective June 9, 2004

ARTICLE I

CORPORATE OFFICES

1.1 Principal Office. The Board of Directors shall fix the location of the principal executive office of the corporation at any place within or outside the State of California. If the principal executive office is located outside California and the corporation has one or more business offices in California, then the Board of Directors shall fix and designate a principal business office in California.

1.2 Other Offices. The Board of Directors may at any time establish branch or subordinate offices at any place or places.

ARTICLE II

MEETINGS OF SHAREHOLDERS

2.1 Place of Meetings. Meetings of shareholders shall be held at any place within or outside the State of California designated by the Board of Directors. In the absence of any such designation, shareholders’ meetings shall be held at the principal executive office of the corporation or any place consented to in writing by all persons entitled to vote at such meeting, given before or after the meeting and filed with the Secretary of the corporation.

2.2 Annual Meeting. An annual meeting of shareholders shall be held each year on a date and at a time designated by the Board of Directors. At that meeting, directors shall be elected. Any other proper business may be transacted at the annual meeting of shareholders.

2.3 Special Meetings. Special meetings of the shareholders may be called at any time, subject to the provisions of Sections 2.4 and 2.5 of these Bylaws, by the Board of Directors, the Chairman of the Board, the President or the holders of shares entitled to cast not less than twenty percent (20%) of the votes at that meeting.

If a special meeting is called by anyone other than the Board of Directors or the President or the Chairman of the Board, then the request shall be in writing, specifying the time of such meeting and the general nature of the business proposed to be transacted, and shall be delivered personally or sent by registered mail or by other written communication to the Chairman of the Board, the President, any Vice President or the Secretary of the corporation. The officer receiving the request shall cause notice to be given to the shareholders entitled to vote, in accordance with the provisions of Sections 2.4 and 2.5 of these Bylaws, that a meeting will be held at the time requested by the person or persons calling the meeting, so long as that time is not less than thirty-five (35) nor more than sixty (60) days after the receipt of the request. If the notice is not given within twenty (20) days after receipt of the request, then the person or persons requesting the meeting may give the notice. Nothing contained in this paragraph of this Section 2.3 shall be construed as limiting, fixing or affecting the time when a meeting of shareholders called by action of the Board of Directors may be held.

2.4 Notice of Shareholders’ meetings. All notices of meetings of shareholders shall be sent or otherwise given in accordance with Section 2.5 of these Bylaws not less than ten (10) (or, if sent by third-class mail pursuant to Section 2.5 of these Bylaws, not less than thirty (30)) nor more than sixty (60) days before the date of the meeting to each shareholder entitled to vote thereat. Such notice shall state the place, date, and hour of the meeting and (i) in the case of a special meeting, the general nature of the business to be transacted, and no business other than that specified in the notice may be transacted, or (ii) in the case of the annual meeting, those matters which the Board of Directors, at the time of the mailing of the notice, intends to present for action by the shareholders, but, subject to the provisions of the next paragraph of this Section 2.4, any proper matter may be presented at the meeting for such action. The notice of any meeting at which directors are to be elected shall include the names of nominees intended at the time of the notice to be presented by the Board for election.

If action is proposed to be taken at any meeting for approval of (i) a contract or transaction in which a director has a direct or indirect financial interest, pursuant to Section 310 of the California Corporations Code (the “Code”), (ii) an amendment of the Articles of Incorporation, pursuant to Section 902 of the Code, (iii) a reorganization of the corporation, pursuant to Section 1201 of the Code, (iv) a voluntary dissolution of the corporation, pursuant to Section 1900 of the Code, or (v) a distribution in dissolution other than in accordance with the rights of any outstanding preferred shares, pursuant to Section 2007 of the Code, then the notice shall also state the general nature of that proposal.

2.5 Manner of Giving Notice; Affidavit of Notice. Notice of a shareholders’ meeting shall be given either personally or by first-

class mail, or, if the corporation has outstanding shares held of record by five hundred (500) or more persons (determined as provided in Section 605 of the Code) on the record date for the shareholders’ meeting, notice may be sent by third-class mail, or other means of written communication, addressed to the shareholder at the address of the shareholder appearing on the books of the corporation or given by the shareholder to the corporation for the purpose of notice; or if no such address appears or is given, at the place where the principal executive office of the corporation is located or by publication at least once in a newspaper of general circulation in the county in which the principal executive office is located. The notice shall be deemed to have been given at the time when delivered personally or deposited in the mail or sent by other means of written communication.

If any notice (or any report referenced in Article VII of these Bylaws) addressed to a shareholder at the address of such shareholder appearing on the books of the corporation is returned to the corporation by the United States Postal Service marked to indicate that the United States Postal Service is unable to deliver the notice to the shareholder at that address, all future notices or reports shall be deemed to have been duly given without further mailing if the same shall be available to the shareholder upon written demand of the shareholder at the principal executive office of the corporation for a period of one (1) year from the date of the giving of the notice.

An affidavit of mailing of any notice or report in accordance with the provisions of this Section 2.5, executed by the Secretary, Assistant Secretary or any transfer agent, shall be prima facie evidence of the giving of the notice or report.

2.6 Quorum. Unless otherwise provided in the Articles of Incorporation of the corporation, shares entitled to vote and holding a majority of the voting power, represented in person or by proxy, shall constitute a quorum at a meeting of shareholders. The shareholders present at a duly called or held meeting at which a quorum is present may continue to transact business until adjournment notwithstanding the withdrawal of enough shareholders to leave less than a quorum, if any action taken (other than adjournment) is approved by shares holding at least a majority of the voting power required to constitute a quorum.

In the absence of a quorum, any meeting of shareholders may be adjourned from time to time by the vote of a majority of the shares represented either in person or by proxy, but no their business may be transacted, except as provided in the last sentence of the preceding paragraph.

2.7 Adjourned Meeting Notice. Any shareholders’ meeting, annual or special, whether or not a quorum is present, may be adjourned from time to time by the shares entitled to vote and holding a majority of the voting power, represented in person or by proxy, at that meeting.

When any meeting of shareholders, either annual or special, is adjourned to another time or place, notice need not be given of the adjourned meeting if its time and place are announced at the meeting at which the adjournment is taken. However, if the adjournment is for more than forty-five (45) days from the date set for the original meeting or if a new record date for the adjourned meeting is fixed, a notice of the adjourned meeting shall be given to each shareholder of record entitled to vote at the adjourned meeting in accordance with the provisions of Sections 2.4 and 2.5 of these Bylaws. At any adjourned meeting the corporation may transact any business which might have been transacted at the original meeting.

2.8 Voting. The shareholders entitled to vote at any meeting of shareholders shall be determined in accordance with the provisions of Section 2.11 of these Bylaws, subject to the provisions of Sections 702 through 704 of the Code (relating to voting shares held by a fiduciary, in the name of a corporation, or in joint ownership).

Elections for directors and voting on any other matter at a shareholders’ meeting need not be by ballot unless a shareholder demands election by ballot at the meeting and before the voting begins.

Except as provided in the last paragraph of this Section 2.8, or as may be otherwise provided in the Articles of Incorporation, each outstanding share, regardless of class, shall be entitled to one (1) vote on each matter submitted to a vote of the shareholders. Any holder of shares entitled to vote on any matter may vote part of the shares in favor of the proposal and refrain from voting the remaining shares or may vote them against the proposal other than elections to office, but, if the shareholder fails to specify the number of shares such shareholder is voting affirmatively, it will be conclusively presumed that the shareholder’s approving vote is with respect to all shares which the shareholder is entitled to vote.

The affirmative vote of shares holding a majority of the voting power, represented and voting at a duly held meeting at which a quorum is present (which shares voting affirmatively also constitute at least a majority of the voting power required to constitute a quorum), shall be the act of the shareholders, unless the vote of a greater number of voting by classes is required by the Code or by the Articles of Incorporation.

At a shareholders’ meeting at which directors are to be elected, a shareholder shall be entitled to cumulate votes either (i) by giving one candidate a number of votes equal to the number of directors to be elected multiplied by the number of votes to which that shareholder’s shares are normally entitled or (ii) by distributing the shareholder’s votes on the same principle among as many candidates as the shareholder thinks fit, if the candidate or candidates’ names have been placed in nomination prior to the voting and the shareholder has given notice prior to the voting of the shareholder’s intention to cumulate the shareholder’s votes. If any one shareholder has given such a notice, then every shareholder entitled to vote may cumulate votes for candidates in nomination. The candidates receiving the highest number of affirmative votes, up to the number of directors to be elected, shall be elected; votes against any candidate and votes withheld shall have no legal effect. Notwithstanding the foregoing, at such time as the corporation becomes a listed corporation (as such term is defined in Section 301.5 of the California Corporations Code), shareholders shall no longer be entitled to cumulate their votes for candidates in an election of directors.

2.9 Validation of Meetings; Waiver of Notice; Consent. The transactions of any meeting of shareholders, either annual or special, however called and noticed, and wherever held, are as valid as though they had been taken at a meeting duly held after regular call and notice, if a quorum be present either in person or by proxy, and if, either before or after the meeting, each of the persons entitled to vote, not present in person or by proxy, signs a written waiver of notice or a consent to the holding of the meeting or an approval of the minutes thereof. Neither the business to be transacted at nor the purpose of any annual or special meeting of shareholders need be specified in any written waiver of notice or consent to the holding of the meeting or approval of the minutes thereof, except that if action is taken or proposed to be taken for approval of any of those matters specified in the second paragraph of Section 2.4 of these Bylaws, the waiver of notice or consent or approval shall state the general nature of the proposal. All such waivers, consents, and approvals shall be filed with the corporate records or made a part of the minutes of the meeting.

Attendance of a person at a meeting shall constitute a waiver of notice of and presence at that meeting, except when the person objects, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened and except that attendance at a meeting is not a waiver of any right to object to the consideration of matters required by the Code to be included in the notice of such meeting but not so included, if such objection is expressly made at the meeting.

2.10 Shareholder Action By Written Consent Without A Meeting. Any action which may be taken at any annual or special meeting of shareholders may be taken without a meeting and without prior notice, if a consent in writing, setting forth the action so taken, shall be signed by the holders of outstanding shares having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted.

Directors may not be elected by written consent except by unanimous written consent of all shares entitled to vote for the election of directors.

However, a director may be elected at any time to fill any vacancy on the Board of Directors (so long as such vacancy has not been filled by the directors) by the written consent of shares holding a majority of the voting power that are entitled to vote for the election of directors.

All such consents shall be maintained in the corporate records. Any shareholder giving a written consent, or the shareholder’s proxy holders, or a transferee of the shares, or a personal representative of the shareholder, or their respective proxy holders, may revoke the consent by a writing received by the Secretary of the corporation before written consents of the number of shares required to authorize the proposed action have been filed with the Secretary.

If the consents of all shareholders entitled to vote have not been solicited in writing, the Secretary shall give prompt notice of any corporate action approved by the shareholders without a meeting by less than unanimous written consent to those shareholders entitled to vote who have not consented in writing. Such notice shall be given in the manner specified in Section 2.5 of these Bylaws. In the case of approval of (i) a contract or transaction ins which a director has a direct or indirect financial interest, pursuant to Section 310 of the Code, (ii) indemnification of a corporate “agent,” pursuant to Section 317 of the Code, (iii) a reorganization of the corporation, pursuant to Section 201 of the Code, and (iv) a distribution in dissolution other than in accordance with the rights of outstanding preferred shares, pursuant to Section 2007 of the Code, the notice shall be given at least ten (10) days before the consummation of any action authorized by that approval, unless the consents of all shareholders entitled to vote have been solicited in writing.

2.11 Record Date For Shareholder Notice; Voting; Given Consents. In order that the corporation may determine the shareholders entitled to notice of any meeting or to vote, the Board of Directors may fix, in advance, a record date, which shall not be more than sixty (60) days nor less than ten (10) days prior to the date of such meeting nor more than sixty (60) days before any other action. Shareholders at the close of business on the record date are entitled to notice and to vote, as the case may be, notwithstanding any transfer of any shares on the books of the corporation after the record date, except as otherwise provided in the Articles of Incorporation or the Code.

A determination of shareholders of record entitled to notice of or to vote at a meeting of shareholders shall apply to any adjournment of the meeting unless the Board of Directors fixes a new record date for the adjourned meeting, but the Board of Directors shall fix a new record date if the meeting is adjourned for more than forty-five (45) days from the date set for the original meeting.

If the Board of Directors does not so fix a record date:

(a) The record date for determining shareholders entitled to notice of or to vote at a meeting of shareholders shall be at the close of business on the business day next preceding the day on which notice is given or, if notice is waived, at the close of business on the business day next preceding the day on which the meeting is held.

(b) The record date for determining shareholders entitled to give consent to corporate action in writing without a meeting, (i) when no prior action by the Board of Directors has been taken, shall be the day on which the first written consent is given, or (ii) when prior action by the Board of Directors has been taken, shall be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto, or the sixtieth (60th) day prior to the date of such other action, whichever is later.

The record date for any other purpose shall be as provided in Section 8.1 of these Bylaws.

2.12 Proxies. Every person entitled to vote for directors, or on any other matter, shall have the right to do so either in person or by one or more agents authorized by a written proxy signed by the person and filed with the Secretary of the corporation. A proxy shall be deemed signed if the shareholder’s name or other authorization is placed on the proxy (whether by manual signature, typewriting, telegraphic or electronic transmission or otherwise) by the shareholder or the shareholder’s attorney-in-fact. A validly executed proxy which does not state that it is irrevocable shall continue in full force and effect unless (i) the person who executed the proxy revokes it prior to the time of voting by delivering a writing to the corporation stating that the proxy is revoked or by executing a subsequent proxy and presenting it to the meeting or by attendance at such meeting and voting in person, or (ii) written notice of the death or incapacity of the maker of that proxy is received by the corporation before the vote pursuant to that proxy is counted; provided, however, that no proxy shall be valid after the expiration of eleven (11) months from the date thereof, unless otherwise provided in the proxy. The dates contained on the forms of proxy presumptively determine the order of execution, regardless of the postmark dates on the envelopes in which they are mailed. The revocability of a proxy that states on its face that it is irrevocable shall be governed by the provisions of Sections 705(e) and 705(f) of the Code.

2.13 Inspectors of Election. In advance of any meeting of shareholders, the Board of Directors may appoint inspectors of election to act at the meeting and any adjournment thereof. If inspectors of election are not so appointed or designed or if any persons so appointed fail to appear or refuse to act, then the Chairman of the meeting may, and on the request of any shareholder or a shareholder’s proxy shall, appoint inspectors of election (or persons to replace those who so fail to appear) at the meeting. The number of inspectors shall be either one (1) or three (3). If appointed at a meeting on the request of one (1) or more shareholders or proxies, shares holding a majority of the voting power, represented in person or by proxy, shall determine whether one (1) or three (3) inspectors are to be appointed.

The inspectors of election shall (a) determine the number of shares outstanding and the voting power of each, the shares represented at the meeting, the existence of a quorum, and the authenticity, validity, and effect of proxies, (b) receive totes, ballots or consents, (c) bear and determine all challenges and questions in any way arising in connection with the right to vote, (d) count and tabulate all votes or consents, (e) determine when the polls shall close, (f) determine the result and (g) do any other acts that may be proper to conduct the election or vote with fairness to all shareholders.

ARTICLE III

DIRECTORS

3.1 Powers. Subject to the provisions of the Code, any limitations in the Articles of Incorporation, and these Bylaws, relating to action required to be approved by the shareholders or by the outstanding shares, the business and affairs of the corporation shall be managed and all corporate powers shall be exercised by or under the direction of the Board of Directors. The Board of Directors may delegate the management of the day-to-day operation of the business of the corporation to a management company or other person provided that the business and affairs of the corporation shall be managed and all corporate power shall be exercised under the ultimate direction of the Board of Directors.

3.2 Number of Directors. The authorized number of directors of the corporation shall be not less than five (5) nor more than nine (9) and the exact number of directors shall be set by a resolution duly adopted by the Board of Directors or by the shareholders. The minimum and maximum number of directors may be changed, or a definite number may be fixed without provision for an indefinite number, by a duly adopted amendment to the Articles of Incorporation or by an amendment to this Bylaw duly adopted by vote or written consent of holders of a majority of the outstanding shares entitled to vote; provided, however, that an amendment reducing the fixed number or minimum number of directors to a number less than five (5) cannot be adopted if the votes cast against its adoption at a meeting, or the shares not consenting in the case of an action by written consent, are equal to more than sixteen and two-thirds percent (16-2/3%) of the outstanding shares entitled to vote thereon.

No reduction of the authorized number of directors shall have the effect of removing any director before that director’s term of office expires.

3.3 Election and Term of Office of Directors. At each annual meeting of shareholders, directors shall be elected to hold office until the next annual meeting. Each director, including a director elected to fill a vacancy, shall hold office until the expiration of the term for which elected and until a successor has been elected and qualified, except in the case of the death, resignation, or removal of such a director.

3.4 Resignation and Vacancies. Any director may resign effective upon giving oral or written notice to the Chairman of the Board, the President, the Secretary, or the Board of Directors, unless the notice specifies a later time for the effectiveness of such resignation. If the resignation of a director is effective at a future time, the Board of Directors may elect a successor to take office when the resignation becomes effective.

All vacancies on the Board of Directors, whether caused by removal, resignation, death or otherwise, may be filled by a majority of the remaining directors or, if the number of directors then in office is less than a quorum, by (a) the unanimous written consent of the directors then in office, (b) the affirmative vote of a majority of the directors then in office at a meeting held pursuant to notice or waivers of notice complying with California Corporations Code Section 307, or (c) a sole remaining director. Each director so elected shall hold office until his successor is elected at an annual, regular or special meeting of the shareholders. The shareholders may elect a director at any time to fill any vacancy not filled by the directors. Any such election by written consent requires the consent of a majority of the outstanding shares entitled to vote.

A vacancy or vacancies in the Board of Directors shall be deemed to exist (i) in the event of the death, resignation or removal of any director, (ii) if the Board of Directors resolution declares vacant the office of a director who has been declared of unsound mind by an order of court or who has been convicted of a felony, (iii) if the authorized number of directors is increased, or (iv) if the shareholders fail, at any meeting of shareholders at which any director or directors are elected, to elect the full number of directors to be elected at that meeting.

The shareholders may elect a director or directors at any time to fill any vacancy or vacancies not filled by the directors, but any such election by written consent shall require the consent of shares holding a majority of the voting power that are entitled to vote thereon.

3.5 Place of Meetings; Meetings By Telephone. Regular meetings of the Board of Directors may be held at any place within or outside the State of California that has been designated from time to time by resolution of the Board of Directors. In the absence of such a designation, regular meetings shall be held at the principal executive office of the corporation. Special meetings of the Board of Directors may be held at any place within or outside the State of California that has been designated in the notice of the meeting or, if not stated in the notice or if there is no notice, at the principal executive office of the corporation.

Members of the Board of Directors may participate in a meeting through use of conference telephone, electronic video screen communication, or other communications equipment. Participation in a meeting through use of conference telephone constitutes presence in person at the meeting as long as all members participating in such meeting can hear one another. Participation in a meeting through the use of electronic video screen communication or other communications equipment (other than conference telephone) constitutes presence in person at that meeting if all of the following apply: (a) each member participating in the meeting can communicate with all of the other members concurrently, (b) each member is provided the means of participating in all matters before the Board of Directors, including, without limitation, the capacity to propose, or to interpose an objection to, a specific action to be taken by the corporation, and (c) the corporation adopts and implements some means of verifying that (i) a person participating in the meeting is a director or other person entitled to participate in the Board of Directors’ meeting, and (ii) all actions of, or votes by, the Board of Directors are taken or cast only by the directors and not by persons who are not directors.

3.6 Regular Meetings. Regular meetings of the Board of Directors may be held without notice if the time and place of such meetings are fixed by the Board of Directors.

3.7 Special Meetings; Notice. Subject to the provisions of the following paragraph, special meetings of the Board of Directors for any purpose or purposes may be called at any time by the Chairman of the Board, the President, any Vice President, the Secretary or any two (2) directors. Notice of the time and place of special meetings shall be delivered personally or by telephone (including a voice messaging system or other system or technology designed to record and communicate messages, telegraph, facsimile, electronic mail or other electronic means) to each director or sent by first class mail, addressed to each director at the director’s address as it is shown on the records of the corporation. If the notice is mailed, it shall be deposited in the United States mail at least four (4) days before the time of the holding of the meeting. If the notice is delivered personally or by telephone, telecopier, telegram or any electronic means, it shall be delivered at least forty-eight (48) hours before the time of the holding of the meeting. An oral notice given personally or by telephone may be communicated either to the director or to the person at the office of the director who the person giving the notice has reason to believe will promptly communicate it to the director. The notice need not specify the purpose of the meeting.

3.8 Quorum. A majority of the authorized number of directors shall constitute a quorum of the Board of Directors for the transaction of business, except to adjourn as provided in Section 3.10 of these Bylaws. Every act or decision done or made by a majority of the directors present at a meeting duly held at which a quorum is present is the act of the Board of Directors, subject to the provisions of Section 310 of the Code (as to the approval of contracts or transactions in which a director has a direct or indirect material financial interest), Section 311 of the Code (as to the appointment of committees), Section 317(e) of the Code (as to the indemnification of directors), the Articles of Incorporation, and other applicable law.

A meeting at which a quorum is initially present may continue to transact business notwithstanding the withdrawal of directors, if any action taken is approved by at least a majority of the required quorum for such meeting.

3.9 Waiver of Notice. Notice of a meeting need not be given to any director who signs a waiver of notice or a consent to holding the meeting or an approval of the minutes thereof, whether before or after the meeting, or who attends the meeting without protesting, prior thereto or at its commencement, the lack of notice to such director. All such waivers, consents, and approvals shall be filed with the corporate records or be made a part of the minutes of the meeting. A waiver of notice need not specify the purpose of any regular or special meeting of the Board of Directors.

3.10 Adjournment. A majority of the directors present, whether or not a quorum is present, may adjourn any meeting to another time and place.

3.11 Notice of Adjournment. If the meeting is adjourned for more than twenty-four (24) hours, notice of any adjournment to another time and place shall be given prior to the time of the adjourned meeting to the directors who were not present at the time of the adjournment.

3.12 Board Action By Written Consent Without A Meeting. Any action required or permitted to be taken by the Board of Directors may be taken without a meeting, if all members of the Board of Directors individually or collectively consent in writing to such action. Such written consent or consents shall be filed with the minutes of the proceedings of the Board of Directors. Such action by written consent shall have the same force and effect as a unanimous vote of the Board of Directors.

3.13 Fees and Compensation of Directors. Directors and members of committees may receive such compensation, if any, for their services and such reimbursement of expenses as may be fixed or determined by resolution of the Board of Directors. This Section 3.13 shall not be construed to preclude any director from serving the corporation in any other capacity as an officer, agent, employee, or otherwise, and receiving compensation for those services.

3.14 Approval of Loans to Officers. If these Bylaws have been approved by the corporation’s shareholders in accordance with the Code, the corporation may, upon the approval of the Board of Directors alone, make loans of money or property to, or guarantee the obligations of, any officer of the corporation or of its parent, if any, whether or not a director, or adopt an employee benefit plan or plans authorizing such loans or guaranties provided that (i) the Board of Directors determines that such a loan or guaranty or plan may reasonably be expected to benefit the corporation, (ii) the corporation has outstanding shares held of record by 100 or more persons (determined as provided in Section 605 of the Code) on the date of approval by the Board of Directors, and (iii) the approval of the Board of Directors is by a vote sufficient without counting the vote of any interested director or directors. Notwithstanding the foregoing, the corporation shall have the power to make loans permitted by the Code.

ARTICLE IV

COMMITTEES

4.1 Committees of Directors. The Board of Directors may, by resolution adopted by a majority of the authorized number of directors, designate one or more committees, each consisting of two (2) or more directors, to serve at the pleasure of the Board of Directors. The Board of Directors may designate one or more directors as alternate members of any committee, who may replace any absent member at any meeting of the committee. The appointment of members or alternate members of a committee requires the vote of a majority of the authorized number of the directors. Any such committee shall have authority to act in the manner and to the extent provided in the resolution of the Board of Directors and may have all the authority of the Board of Directors, except with respect to:

(a) The approval of any action which, under the Code, also requires shareholders’ approval or approval of the outstanding shares.

(b) The filling of vacancies on the Board of Directors or on any committee.

(c) The fixing of compensation of the directors for serving on the Board of Directors or on any committee.

(d) The amendment or repeal of these Bylaws or the adoption of new Bylaws.

(e) The amendment or repeal of any resolution of the Board of Directors which by its express terms is not so amendable or repealable.

(f) A distribution to the shareholders of the corporation, except at a rate, in a periodic amount or within a price range set forth in the Articles of Incorporation or determined by the Board of Directors.

(g) The appointment of any other committee of the Board of Directors or the members thereof.

4.2 Meetings and Actions of Committees. Meetings and actions of committee shall be governed by, and held and taken in accordance with, the provisions of Article III of these Bylaws, Section 3.5 (place of meetings), Section 3.6 (regular meetings), Section 3.7 (special meetings and notice), Section 3.8 (quorum), Section 3.9 (waiver of notice), Section 3.10 (adjournment), Section 3.11 (notice of adjournment), and Section 3.12 (action without meeting), with such changes in the context of those Bylaws as are necessary to substitute the committee and its members for the Board of Directors and its members; provided, however, that the time of regular meetings of committees may be determined either by resolution of the Board of Directors or by resolution of the committee, that special meetings of the Committees may also be called by resolution of the Board of Directors, and that notice of special meetings of committees shall also be given to all alternate members, who shall have the right to attend all meetings of the committee. The Board of Directors may adopt rules for the government of any committee not inconsistent with the provisions of these Bylaws.

ARTICLE V

OFFICERS

5.1 Officers. The officers of the corporation shall be a President, a Secretary, and a Chief Financial Officer. The corporation may also have, at the discretion of the Board of Directors, a Chairman of the Board, one or more Vice Presidents, one or more Assistant Secretaries, one or more Assistant Treasurers, and such other officers as may be appointed in accordance with the provisions of Section 5.3 of these Bylaws. Any number of offices may be held by the same person.

5.2 Appointment of Officers. The officers of the corporation, except such officers as may be appointed in accordance with the provisions of Section 5.3 of these Bylaws, shall be chosen by the Board of Directors and serve at the pleasure of the Board of Directors, subject to the rights, if any, of an officer under any contract of employment.

5.3 Subordinate Officers. The Board of Directors may appoint, or may empower the Chairman of the Board or the President to appoint, such other officers as the business of the corporation may require, each of whom shall hold office for such period, have such authority, and perform such duties as are provided in these Bylaws or as the Board of Directors may from time to time determine.

5.4 Removal or Resignation of Officers. Subject to the rights, if any, of an officer under any contract of employment, all officers serve at the pleasure of the Board of Directors and any officer may be removed, either with or without cause, by the Board of Directors at any regular or special meeting of the Board of Directors or, except in case of an officer chosen by the Board of Directors, by any officer upon whom such power of removal may be conferred by the Board of Directors.

Any officer may resign at any time by giving written notice to the corporation. Any resignation shall take effect at the date of the receipt of that notice or at any later time specified in that notice; and, unless otherwise specified in that notice, the acceptance of the resignation shall not be necessary to make it effective. Any resignation is without prejudice to the rights, if any, of the corporation under any contract to which the officer is a party.

5.5 Vacancy In Offices. A vacancy in any office because of death, resignation, removal, disqualification or any other cause shall be filled in the manner prescribed by these Bylaws for regular appointments to that office.

5.6 Chairman of the Board. The Chairman of the Board, if such an officer be elected, shall, if present, preside at meetings of the Board of Directors and exercise and perform such other powers and duties as may from time to time be assigned by the Board of Directors or as may be prescribed by these Bylaws. If there is no President, then the Chairman of the Board shall also be the chief executive officer of the corporation and shall have the powers and duties prescribed in Section 5.7 of these Bylaws.

5.7 President. The President shall be the general manager and chief executive officer of the corporation unless such title is assigned to another officer of the corporation; in the absence of a Chairman and Vice Chairman of the Board, the President shall preside as the chairman of meetings of the shareholders and the Board of Directors; and the President shall have general and active management of the business of the corporation and shall see that all orders and resolutions of the Board of Directors are carried into effect. The President or any Vice President shall execute bonds, mortgages and other contracts requiring a seal, under the seal of the corporation (if the corporation has adopted a seal), except where required or permitted by law to be otherwise signed and executed and except where the signing and execution thereof shall be expressly delegated by the Board of Directors to some other officer or agent of the corporation. The President shall perform all such other duties as are incident to such office or are properly required by the Board of Directors.

5.8 Vice Presidents. In the absence or disability of the President, the Vice Presidents, if any, in order of their rank as fixed by the Board of Directors or, if not ranked, a Vice President designated by the Board of Directors, shall perform all the duties of the President and when so acting shall have all the powers of, and be subject to all the restrictions upon, the President. The Vice Presidents shall have such other powers and perform such other duties as from time to time may be prescribed for them respectively by the Board of Directors, these Bylaws, the President or the Chairman of the Board.

5.9 Secretary. The Secretary shall keep or cause to be kept, at the principal executive office of the corporation or other such place as the Board of Directors may direct, a book of minutes of all meetings and actions of directors, committees of directors and shareholders. The minutes shall show the time and place of each meeting, whether regular or special (and, if special, how authorized and the notice given), the names of those present at directors’ meetings or committee meetings, the number of shares present or represented at shareholders’ meetings, and the proceedings thereof.

The Secretary shall keep, or cause to be kept, at the principal executive office of the corporation or at the office of the corporation’s transfer agent or registrar, as determined by resolution of the Board of Directors, a share register, or a duplicate share register, showing the names of all shareholders and their addresses, the number and classes of shares held by each, the number and dates of certificates evidencing such shares, and the number and date of cancellation of every certificate surrendered for cancellation.

The Secretary shall give, or cause to be given, notice of all meetings of shareholders and of the Board of Directors required to be given by law or by these Bylaws. The Secretary shall keep the seal of the corporation, if one be adopted, in safe custody and shall have such other powers and perform other such duties as may be prescribed by the Board of Directors or by these Bylaws.

5.10 Chief Financial Officer. The Chief Financial Officer shall keep and maintain, or cause to be kept and maintained, adequate and correct books and records of accounts of the properties and business transactions of the corporation, including accounts of its assets, liabilities, receipts, disbursements, gains, losses, capital, retained earnings, and shares. The books of account shall at all reasonable times be open to inspection by any director.

ARTICLE VI

INDEMNIFICATION OF DIRECTORS, OFFICERS,

EMPLOYEES AND OTHER AGENTS

6.1 Indemnification of Directors. The corporation shall, to the maximum extent and in the manner permitted by the Code, indemnify each of its directors against expenses (as defined in Section 317(a) of the Code), judgment, fines, settlements, and other amounts actually and reasonably incurred in connection with any proceeding (as defined in Section 317(a) of the Code), arising by reason of the fact that such person is or was a director of the corporation. For purposes of this Article VI, a “director” of the corporation includes any person (i) who is or was a director of the corporation, (ii) who is or was serving at the request of the corporation as a director of another foreign or domestic corporation, partnership, joint venture, trust or other enterprise, or (iii) who was a director of a corporation which was a predecessor corporation of the corporation or of another enterprise at the request of such predecessor corporation.

6.2 Indemnification of Others. The corporation shall have the power, to the extent and in the manner permitted by the Code, to indemnify each of its employees, officers, and agents (other than directors) against expenses (as defined in Section 317(a) of the Code), judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceeding (as defined in Section 317(a) of the Code), arising by reason of the fact that such person is or was an employee, officer, or agent of the corporation. For purposes of this Article VI, an “employee” or “officer” or “agent” of the corporation (other than a director) includes any person (i) who is or was an employee, officer, or agent of the corporation, (ii) who is or was serving at the request of the corporation as an employee, officer, or agent of another foreign or domestic corporation, partnership, joint venture, trust or other enterprise, or (iii) who was an employee, officer, or agent of a corporation which was a predecessor corporation of the corporation or of another enterprise at the request of such predecessor corporation.

6.3 Payment of Expenses In Advance. Expenses and attorneys’ fees incurred in defending any civil or criminal action or other proceeding for which indemnification is required pursuant to Section 6.1, or if otherwise authorized by the Board of Directors, shall be paid by the corporation in advance of the final disposition of such action or proceeding upon receipt of an undertaking by or on behalf of the indemnified party to repay such an amount if it shall ultimately be determined that the indemnified party is not entitled to be indemnified as authorized in this Article VI.

6.4 Indemnity Not Exclusive. The indemnification provided by this Article VI shall not be deemed exclusive of any other rights to which those seeking indemnification may be entitled under any Bylaw, agreement, vote of shareholders or directors or otherwise, both as to action in an official capacity and as to action in another capacity while holding such office. The rights to indemnity hereunder shall continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, executors, and administrators of the person.

6.5 Insurance Indemnification. The corporation shall have the power to purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the corporation against any liability asserted against or incurred by such person in such capacity or arising out of that person’s status as such, whether or not the corporation would have the power to indemnify that person against such liability under the provisions of this Article VI.

6.6 Conflicts. No indemnification or advance shall be made under this Article VI, except where such indemnification or advance is mandated by law or the order, judgment or decree of any court of competent jurisdiction, in any circumstance where it appears:

(1) that it would be inconsistent with the provisions of the Articles of Incorporation, these Bylaws, a resolution of the shareholders or an agreement in effect at the time of the accrual of the alleged cause of the action asserted in the proceeding in which the expenses were incurred or other amounts were paid, which prohibits or otherwise limits indemnification; or

(2) that it would be inconsistent with any condition expressly imposed by a court in approving a settlement.

6.7 Right to Bring Suit. If a claim under this Article VI is not paid in full by the corporation within ninety (90) days after a written claim has been received by the corporation (either because the claim is denied or because no determination is made), the claimant may at any time thereafter bring suit against the corporation to recover the unpaid amount of the claim and, if successful in whole or in part, the claimant shall also be entitled to be paid the expenses of prosecuting such claim. The corporation shall be entitled to raise as a defense to any such action that the claimant has not met the standards of conduct that make it permissible under the Code for the corporation to indemnify the claimant for the claim. Neither the failure of the corporation (including its Board of Directors, independent legal counsel, or its shareholders) to have made a determination prior to the commencement of such action that indemnification of the claimant is permissible in the circumstances because he or she has met the applicable standard of conduct, if any, nor an actual determination by the corporation (including the Board of Directors, independent legal counsel, or its shareholders) that the claimant has not met the applicable standard of conduct, shall be a defense to such action or create a presumption for the purposes of such action that the claimant has not met the applicable standard of conduct.

6.8 Indemnity Agreements. The Board of Directors is authorized to enter into a contract with any director, officer, employee or agent of the corporation, or any person who is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, including employee benefit plans, or any person who was a director, officer, employee or agent of a corporation which was a predecessor corporation of the corporation or of another enterprise at the request of such predecessor corporation, providing for indemnification rights equivalent to or, if the Board of Directors so determines and to the extent permitted by applicable law, greater than, those provided for in this Article VI.

6.9 Amendment, Repeal or Modification. Any amendment, repeal or modification of any provision of this Article VI shall not adversely affect any right or protection of a director, employee, officer or agent of the corporation existing at the time of such amendment, repeal or modification.

ARTICLE VII

RECORDS AND REPORTS

7.1 Maintenance and Inspection of Share Register. The corporation shall keep either at its principal executive office or at the office of its transfer agent or registrar (if either be appointed), as determined by resolution of the Board of Directors, a record of its shareholders listing the names and addresses of all shareholders and the number and class of shares held by each shareholder.

A shareholder or shareholders of the corporation holding at least five percent (5%) in the aggregate of the outstanding voting shares of the corporation who held at least one percent (1%) of such voting shares and have filed a Schedule 14B with the United States Securities and Exchange Commission relating to the election of directors, shall have an absolute right to do either or both of the following (i) inspect and copy the record of shareholders’ names, addresses, and shareholdings during usual business hours upon five (5) days’ prior written demand upon the corporation, or (ii) obtain from the transfer agent of the corporation, upon written demand and upon the tender of such transfer agent’s usual charges for such list (the amount of which charges shall be stated to the shareholder by the transfer agent upon request), a list of the shareholders’ names and addresses who are entitled to vote for the election of the directors, and their shareholdings, as of the most recent record date for which it has been compiled or as of the date specified by the shareholder subsequent to the date of demand. The list shall be made available on or before the later of five (5) business days after the demand is received or the date specified therein as the date as of which the list is to be compiled.

The record of shareholders shall also be open to inspection or copying by any shareholder or holder of a voting trust certificate at any time during usual business hours upon written demand on the corporation, for a purpose reasonably related to the holder’s interests as a shareholder or holder of a voting trust certificate.

9

Any inspection and copying under this Section 7.1 may be made in person or by an agent or attorney of the shareholder or holder of a voting trust certificate making the demand.

7.2 Maintenance and Inspection of Bylaws. The corporation shall keep at its principal executive office or, if its principal executive office is not in the State of California, at its principal business office in California, the original or a copy of these Bylaws as amended to date, which shall be open to inspection by the shareholders at all reasonable times during business hours. If the principal executive office is outside the State of California and the corporation has no principal business office in such state, then it shall, upon the written request of any shareholder, furnish to such shareholder a copy of these Bylaws as amended to date.

7.3 Maintenance and Inspection of Other Corporate Records. The accounting books and records and the minutes of proceedings of the shareholders and the Board of Directors, and committees of the Board of Directors shall be kept at such place or places as are designated by the Board of Directors or, in absence of such designation, at the principal executive office of the corporation. The minutes shall be kept in written form or in any other form capable of being converted into written form.

The minutes and accounting books and records shall be open to inspection upon the written demand on the corporation of any shareholder or holder of a voting trust certificate at any reasonable time during usual business hours, for a purpose reasonably related to such holder’s interests as a shareholder or as a holder of a voting trust certificate. Such inspection by a shareholder or a holder of a voting trust certificate may be made in person or by an agent or attorney and the right of inspection includes the right to copy and make extracts. Such rights of inspections shall extend to the records of each subsidiary corporation of the corporation.

7.4 Inspection By Directors. Every director shall have the absolute right at any reasonable time to inspect and copy all books, records, and documents of every kind and to inspect the physical properties of the corporation and each of its subsidiary corporations, domestic or foreign. Such inspection by a director may be made in person or by an agent or attorney and the right of inspection includes the right to copy and make extracts.

7.5 Annual Report to Shareholders; Waiver. The Board of Directors shall cause an annual report to be sent to the shareholders not later than one hundred twenty (120) days after the close of the fiscal year adopted by the corporation. Such report shall be sent to the shareholders at least fifteen (15) (or, if sent by third class mail, thirty-five (35)) days prior to the annual meeting of shareholders to be held in the next fiscal year and in the manner specified in Section 2.5 of these Bylaws for giving notice to shareholders of the corporation.

The annual report shall contain a balance sheet as of the end of the fiscal year and an income statement and statement of changes in financial position for the fiscal year, accompanied by any report thereon of independent accountants or, if there is no such report, the certificate of an authorized officer of the corporation that the statements were prepared without audit from the books and records of the corporation.

The foregoing requirement of an annual report shall be waived so long as the shares of the corporation are held by fewer than one hundred (100) holders of record.

7.6 Financial Statements. If no annual report for the fiscal year has been sent to shareholders, then the corporation shall, upon the written request of any shareholder made more than one hundred twenty (120) days after the close of such fiscal year, deliver or mail to the person making the request, within thirty (30) days thereafter, a copy of a balance sheet as of the end of such fiscal year and an income statement and statement of changes in financial position for such fiscal year.

A shareholder or shareholders holding at least five percent (5%) of the outstanding shares of any class of the corporation may make a written request to the corporation for an income statement of the corporation for the three-month, six-month or nine-month period of the current fiscal year ended more than thirty (30) days prior to the date of the request and a balance sheet of the corporation as of the end of that period. The statements shall be delivered or mailed to the person making the request within thirty (30) days thereafter. A copy of the statements shall be kept on file in the principal office of the corporation for twelve (12) months and it shall be exhibited at all reasonable times to any shareholder demanding an examination of the statements or a copy shall be mailed to the shareholder. If the corporation has not sent to the shareholders its annual report for the last fiscal year, the statements referred to in the first paragraph of this Section 7.6 shall likewise be delivered or mailed to the shareholder or shareholders within thirty (30) days after the request.

The quarterly income statements and balance sheets referred to in this section shall be accompanied by the report thereon, if any, of any independent accountants engaged by the corporation or the certificate of an authorized officer of the corporation that the financial statements were prepared without audit from the books and records of the corporation.

7.7 Representation of Shares of Other Corporations. The Chairman of the Board, the President, any Vice President, the Chief Financial Officer, the Secretary or Assistant Secretary of this corporation, or any other person authorized by the Board of Directors or the President or a Vice President, is authorized to vote, represent, and exercise on behalf of this corporation all rights incident to any and all shares of any other corporation or corporations standing in the name of this corporation. The authority herein granted may be exercised either by such person directly or by any other person authorized to do so by proxy or by power of attorney duly executed by such person having the authority.

ARTICLE VIII

GENERAL MATTERS

8.1 Record Date for Purpose Other Than Notice and Voting. For purposes of determining the shareholders entitled to receive payment of any dividend or other distribution or allotment of any rights or entitled to exercise any rights in respect of any other lawful action (other than with respect to notice or voting at a shareholders’ meeting or action by shareholders by written consent without a meeting), the Board of Directors may fix, in advance, a record date, which shall not be more than sixty (60) days prior to any such action. Only shareholders of record at the close of business on the record date are entitled to receive the dividend, distribution or allotment of rights, or to exercise the rights, as the case may be, notwithstanding any transfer of any shares on the books of the corporation after the record date, except as otherwise provided for in the Articles of Incorporation or the Code.

If the Board of Directors does not so fix a record date, then the record date for determining shareholders for any such purpose shall be at the close of business on the day on which the Board adopts the resolution relating thereto or the sixtieth (60th) day prior to the date of that action, whichever is later.

8.2 Checks; Drafts; Evidence of Indebtedness. From time to time, the Board of Directors shall determine by resolution which person or persons may sign or endorse all checks, drafts, other orders for payment of money, notes or other evidences of indebtedness that are issued in the name of or payable to the corporation, and only the persons so authorized shall sign or endorse those instruments.

8.3 Corporate Contracts and Instruments; How Executed. The Board of Directors, except as otherwise provided in these Bylaws, may authorize any officer or officers, or agent or agents, to enter into any contract or execute any instrument in the name of or on behalf of the corporation; such authority may be general or confined to specific instances. Unless so authorized or ratified by the Board of Directors or within the agency power of an officer, no officer, agent or employee shall have any power or authority to bind the corporation by any contract or engagement or to pledge its credit or to render it liable for any purpose or for any amount.

8.4 Certificate For Shares. A certificate or certificates for shares of the corporation shall be issued to each shareholder when any such shares are fully paid. The Board of Directors may authorize the issuance of certificates for shares partly paid provided that these certificates shall state the total amount of the consideration to be paid for them and the amount actually paid. All certificates shall be signed in the name of the corporation by the Chairman of the Board or the Vice Chairman of the Board or the President or a Vice President and by the Chief Financial Officer or an Assistant Treasurer or the Secretary or an Assistant Secretary, certifying the number of shares and the class and series of shares owned by the shareholder. Any or all of the signatures on the certificates may be by facsimile.

In case any officer, transfer agent or registrar has signed or whose facsimile signature has been placed on a certificate has ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the corporation with the same effect as if that person were an officer, transfer agent or registrar at the date of issue.

8.5 Lost Certificates. Except as provided in this Section 8.5, no new certificate for shares shall be issued to replace a previously issued certificate unless the later is surrendered to the corporation or its transfer agent or registrar and cancelled at the same time. The Board of Directors may, in case any share certificate or certificate for any other security is lost, stolen or destroyed (as evidenced by a written affidavit or affirmation of such fact), authorize the issuance of replacement certificates on such terms and conditions as the Board of Directors may require; the Board of Directors may require indemnification of the corporation secured by a bond or other adequate security sufficient to protect the corporation against any claim that may be made against it, including any expense or liability, on account of the alleged loss, theft or destruction of the certificate or the issuance of the replacement certificate.

8.6 Construction; Definitions. Unless the context requires otherwise, the general provisions, rules of construction, and definitions in the Code shall govern the construction of these Bylaws. Without limiting generality of the provision, the singular number includes the plural, the plural number includes the singular, and the term “person” includes both a corporation and a natural person.

ARTICLE IX

AMENDMENTS

9.1 Amendment By Shareholders. New Bylaws may be adopted or these Bylaws may be amended or repealed by the vote or written consent of holders of a majority of outstanding shares entitled to vote; provided, however, that if the Articles of Incorporation of the corporation set forth the number of authorized directors of the corporation, then the authorized number of directors may be changed only by an amendment of the Articles of Incorporation.

9.2 Amendment By Directors. Subject to the rights of the shareholders as provided by Section 9.1 of these Bylaws, Bylaws, other than a Bylaw or an amendment of a Bylaw changing the authorized number of directors (except to fix the authorized number of directors pursuant to a Bylaw providing for a variable number of directors), may be adopted, amended or repealed by the Board of Directors.

9.3 Record of Amendments. Whenever an amendment or new Bylaw is adopted, it shall be copied in the book of minutes with the original Bylaws. If any Bylaw is repealed, the face of repeal, with the date of the meeting at which the repeal was enacted or written consent was filed, shall be stated in said book of minutes.

ARTICLE X

INTERPRETATION

Reference in the Bylaws to any provision of the California Corporations Code shall be deemed to include all amendments thereof.

Exhibit 31.1

CERTIFICATION

I, Vincent C. Smith, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q/A of Quest Software, Inc.; and

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Date: August 18, 2004

/s/ VINCENT C. SMITH
Vincent C. Smith, Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, M. Brinkley Morse, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q/A of Quest Software, Inc.; and

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Date: August 18, 2004

/s/ M. BRINKLEY MORSE
M. Brinkley Morse, Vice President, Finance and Operations and Chief Financial Officer