Form 10-Q
period 2004-09-30
QUEST SOFTWARE INC
filed 2004-11-09
CIK 1088033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares outstanding of the Registrant’s Common Stock, no par value, as of November 2, 2004, was 94,985,332.

QUEST SOFTWARE, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1: Financial Statements

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	December 31, 2003	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$67,470	$89,384
Short-term marketable securities	26,736	56,163
Accounts receivable, net	58,535	66,610
Prepaid expenses and other current assets	6,846	11,097
Deferred income taxes	15,074	3,994

Total current assets	174,661	227,248
Property and equipment, net	31,950	51,003
Long-term marketable securities	184,160	126,544
Goodwill	239,840	326,324
Amortizing intangible assets, net	25,159	44,881
Deferred income taxes	10,126	11,219
Other assets	1,915	2,511

Total assets	$667,811	$789,730

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,180	$5,533
Obligation under repurchase agreement	—	27,492
Accrued compensation	17,384	21,325
Other accrued expenses	27,939	30,445
Income taxes payable	9,082	18,929
Current portion of deferred revenue	73,957	87,630

Total current liabilities	132,542	191,354
Long-term liabilities:
Long-term portion of deferred revenue	9,416	13,696
Other long-term liabilities	1,677	1,984

Total long-term liabilities	11,093	15,680
Commitments and contingencies (Notes 3, 5 and 10)
Shareholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value, 150,000 shares authorized; 93,309 and 94,990 shares issued and outstanding at December 31, 2003 and September 30, 2004, respectively	588,203	617,407
Accumulated deficit	(47,073)	(13,129)
Accumulated other comprehensive (loss) income	260	(431)
Unearned compensation	—	(3,937)
Note receivable from sale of common stock	(17,214)	(17,214)

Net shareholders’ equity	524,176	582,696

Total liabilities and shareholders’ equity	$667,811	$789,730

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Revenues:
Licenses	$41,423	$53,539	$125,310	$151,762
Services	31,841	43,200	89,988	119,651

Total revenues	73,264	96,739	215,298	271,413
Cost of revenues:
Licenses	1,026	764	3,098	2,835
Services	5,267	7,973	15,805	21,739
Amortization of purchased technology	1,899	2,269	6,391	5,980

Total cost of revenues	8,192	11,006	25,294	30,554

Gross profit	65,072	85,733	190,004	240,859
Operating expenses:
Sales and marketing	34,418	42,876	106,457	120,193
Research and development	16,415	19,868	50,589	58,381
General and administrative	7,438	8,876	21,285	25,661
Amortization of other purchased intangible assets	889	1,568	2,643	3,861
In-process research and development	—	—	—	6,980
Litigation loss provision	—	—	—	5,000

Total operating expenses	59,160	73,188	180,974	220,076
Gain on sale of Vista Plus product suite	—	29,574	—	29,574

Income from operations	5,912	42,119	9,030	50,357
Other income, net	1,308	2,723	7,156	2,884

Income before income tax provision	7,220	44,842	16,186	53,241
Income tax provision	2,782	13,901	6,148	19,285

Net income	$4,438	$30,941	$10,038	$33,956

Net income per share:
Basic	$0.05	$0.33	$0.11	$0.36

Diluted	$0.05	$0.32	$0.11	$0.35

Weighted average shares:
Basic	92,550	94,737	91,737	94,306
Diluted	94,213	96,608	93,571	97,691

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2004
Cash flows from operating activities:
Net income	$10,038	$33,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,654	20,560
Compensation expense associated with stock options	796	1,266
Deferred income taxes	(459)	612
Gain on sale of Vista Plus product suite	—	(29,574)
Provision for bad debts	23	112
In-process research and development	—	6,980
Litigation loss provision	—	5,000
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	3,204	(6,070)
Prepaid expenses and other current assets	2,653	(276)
Other assets	(99)	(376)
Accounts payable	(44)	702
Accrued compensation	1,003	2,041
Other accrued expenses	(3,379)	(5,633)
Income taxes payable	8,634	12,760
Deferred revenue	4,200	15,754
Other liabilities	(277)	307

Net cash provided by operating activities	46,947	58,121
Cash flows from investing activities:
Purchases of property and equipment	(5,387)	(28,010)
Cash paid for acquisitions, net of cash acquired	(4,746)	(96,364)
Proceeds from sale of Vista Plus product suite	—	22,515
Purchases of marketable securities	(107,491)	(7)
Sales and maturities of marketable securities	93,460	27,498

Net cash used in investing activities	(24,164)	(74,368)
Cash flows from financing activities:
Repayment of notes payable	(1,336)	(769)
Proceeds from repurchase agreement	—	67,581
Repayment of repurchase agreement	—	(40,512)
Repayment of capital lease obligations	(255)	(275)
Proceeds from the exercise of stock options	5,388	7,028
Proceeds from employee stock purchase plan	4,631	4,797

Net cash provided by financing activities	8,428	37,850
Effect of exchange rate changes on cash and cash equivalents	(1,103)	311

Net increase in cash and cash equivalents	30,108	21,914
Cash and cash equivalents, beginning of period	64,283	67,470

Cash and cash equivalents, end of period	$94,391	$89,384

Supplemental disclosures of condensed consolidated cash flow information:
Cash paid for:
Interest	$51	$44

Income taxes	$380	$4,542

Supplemental schedule of non-cash investing and financing activities:
Unrealized loss on available-for-sale securities	$(447)	$(691)

Tax benefit related to stock option exercises	$5,701	$2,799

See Note 3 for details of assets acquired and liabilities assumed in acquisitions.

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net income	$4,438	$30,941	$10,038	$33,956
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	(277)	1,057	(447)	(691)

Comprehensive income	$4,161	$31,998	$9,591	$33,265

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements as of September 30, 2004 and for the three and nine months ended September 30, 2003 and 2004, reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period.

Recent Accounting Pronouncement

In March 2004, the Emerging Issues Task Force (EITF), ratified EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue No. 03-1 provides a three step process for determining whether investments, including debt securities, are other than temporarily impaired and requires additional disclosures in annual financial statements. We are in the process of evaluating the impact of adopting the measurement and recognition guidance of EITF Issue No. 03-1 but do not believe it will have a material impact on our consolidated financial position or results of operations because we have the ability and intent to hold any marketable securities with gross unrealized losses until a recovery of fair value can be realized. In September 2004, the Financial Accounting Standards Board (FASB) approved the issuance of FASB Staff Positions EITF 03-1-1, which delays the effective date of the measurement and recognition provisions of EITF 03-1 to investments in securities that are impaired.

2. Stock Based Awards

We account for stock-based awards to employees using the intrinsic value method, as prescribed by Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” and interpretations thereof. Under APB Opinion No. 25, compensation expense is based on the difference, as of the date of the grant, between the fair value of our stock and the exercise price. Generally, the exercise price of options granted under our stock option plans is equal to the market value of the underlying stock on the date of grant. We value stock options assumed in purchase business combinations at the date of acquisition at their fair value calculated using the Black-Scholes option-pricing model. The purchase price of these business combinations includes the fair value of assumed options while the intrinsic value attributable to unvested options is recorded as unearned compensation and amortized over the remaining vesting period of the stock options.

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standard (SFAS) No. 123 “Accounting for Stock Based Compensation.” This information is required to be determined as if we had accounted for our employee stock options and stock purchase plans under the fair value based method of SFAS No. 123, as amended. Had compensation cost been determined using the fair value method our net income would have been adjusted to the pro forma net income (loss) amounts indicated below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net income – as reported	$4,438	$30,941	$10,038	$33,956
Add: Stock-based compensation expense included in reported net income, net of related tax effects	78	361	490	815
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of related tax effects	(6,663)	(7,346)	(19,920)	(21,681)

Net income (loss) – pro forma	$(2,147)	$23,956	$(9,392)	$13,090

Basic net income (loss) per share:
As reported	$0.05	$0.33	$0.11	$0.36
Pro forma	$(0.02)	$0.25	$(0.10)	$0.14
Diluted net income (loss) per share:
As reported	$0.05	$0.32	$0.11	$0.35
Pro forma	$(0.02)	$0.25	$(0.10)	$0.13

For purposes of estimating the compensation cost of our option grants the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. These fair value calculations are based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Risk-free interest rates	4%	3.4%	4%	3.6%
Expected life (in years)	5	5	5	5
Expected stock volatility	64%	49%	55%	50%
Expected dividends	None	None	None	None

In January 2004, 345,083 shares of common stock were purchased under our Employee Stock Purchase Plan (“ESPP”) at a price of $7.98 per share. In July 2004, 202,336 shares of common stock were purchased under the ESPP at a price of $10.25 per share. The ESPP was terminated effective July 31, 2004.

3. Acquisitions and Disposition

On September 15, 2004, pursuant to an Asset Purchase Agreement with Open Text Corporation (“Open Text”), we sold our Vista Plus output management product line and related assets and certain customer support obligations to Open Text for approximately $24.5 million in cash, of which $2.0 million is held in escrow to satisfy certain indemnification obligations of Quest. The decision to sell this line of products was made because the products did not fit in with our primary product portfolio focus, which is to provide solutions for application, database and Windows management. The assets sold primarily consisted of intellectual property, a customer list, contracts, certain receivables and fixed assets. Open Text assumed certain customer support obligations of the Vista Plus output management product line, which result in an approximately $6.2 million reduction in deferred revenues on the date of sale. The sale resulted in a pretax gain of $29.6 million. The Vista Plus output management product line generated approximately $17.6 million in total revenues in 2003 and $10.6 million in the eight and a half months ended September 15, 2004, respectively, the bulk of which was maintenance and support revenue.

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

$1,775

On March 17, 2004, we acquired Aelita Software Corporation, a leading provider of systems management solutions for Microsoft Active Directory and Microsoft Exchange products. The acquisition expands our product portfolio of solutions to simplify, automate and secure increasingly complex Microsoft infrastructures. The purchase price for Aelita was $117.3 million, consisting of $102.0 million in cash, the assumption of Aelita stock options valued at $13.4 million using the Black-Scholes option pricing model and direct acquisition costs of $1.9 million. The intrinsic value of unvested stock options of $4.0 million has been allocated to unearned compensation and will be recognized as non-cash compensation expense over the remaining future vesting period of four years. Of the cash paid for this acquisition, $15.8 million was deposited in escrow to satisfy certain indemnification obligations of the selling shareholders. Goodwill in the amount of $66.2 million and $18.7 million was assigned to the license and service segments, respectively, of our business and is not expected to be deductible for tax purposes. Goodwill allocation of 78% to licenses and 22% to services is based on both historical and projected relative contribution from licenses and services revenues.

The acquisition was accounted for as a purchase with the purchase price of $117.3 million allocated as follows (in thousands):

Current assets	$12,079
Fixed assets	1,468
Other non-current assets	178
Goodwill	84,932
Acquired technology with estimated useful lives of 1 – 5 years	16,500
Customer list with an estimated useful life of 2 years	5,100
Maintenance contracts with an estimated useful life of 5 years	2,600
Non-compete agreements with an estimated useful life of 4 years	3,000
Trademark with an estimated useful life of 2 years	600
In-process research and development	6,700
Deferred taxes	(8,620)
Deferred revenue	(7,811)
Other liabilities	(3,438)
Unearned compensation	4,008

$117,296

The merger agreement requires us to make certain payments to the former shareholders of Aelita in the event assumed Aelita options are prematurely forfeited within eighteen months of the acquisition date. The amount of these payments are equal to 50% of the aggregate value of the spread between the exercise price per share of each forfeited option as of the date of forfeiture and the lower of the price of our common stock as reported on the Nasdaq National Market on either (a) the acquisition closing date, or (b) the trading day immediately preceding the date which the option was forfeited. As of September 30, 2004, no payments have been made associated with forfeited Aelita options.

In connection with the acquisition, we recognized approximately $1.0 million as liabilities representing estimated severance related charges for affected Aelita employees. Based on a subsequent review of headcount and resource needs, we reduced this estimated liability by $290,000 and $170,000 during the quarters ended September 30, 2004 and June 30, 2004, respectively, which also reduced goodwill. We do not expect any future changes to the estimated severance liability. As of September 30, 2004, the remaining unpaid liability was approximately $170,000, the majority of which we expect to pay in the fourth quarter of 2004.

In connection with the Aelita acquisition, $6.7 million of the purchase price was allocated to In-Process Research and Development (IPR&D) and expensed immediately upon completion of the acquisition (as a charge not deductible for tax purposes), because the technological feasibility of products under development had not been established and no future alternative uses existed. We identified and valued seven IPR&D projects. Four of the projects were over 75% complete and the remaining three were less than 30% complete at the date of acquisition and the estimated cost to complete all projects was $1.2 million. Four projects were directed toward the development of improvements to an existing product and the others for products that were in pre-production. The IPR&D for the improvements to the existing products represented 69% of the total value of IPR&D acquired, while the products in pre-production represented the balance of 31%. At the date of acquisition, improvements to the existing products were anticipated to be completed during the remaining three quarters of 2004 while the pre-production products were expected to be completed by the beginning of 2005. Through September 30, 2004 actual results do not materially differ from the estimates used in valuations of IPR&D.

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

During the second quarter of 2003, we acquired the outstanding shares of eCritical Inc., a provider of performance management solutions for network-enabled applications, and Discus Data Solutions, Inc., a provider of infrastructure management solutions for the Microsoft environment. The aggregate purchase price for these acquisitions was $10.2 million.

Actual results of operations of the companies acquired in 2003 and 2004 are included in the condensed consolidated financial statements from the dates of acquisition. The pro forma results of operations data for the three and nine months ended September 30, 2003 and 2004 presented below assume that the acquisitions made in 2003 and 2004 had been made on January 1, 2003 and 2004, respectively, and include amortization of identified intangibles, unearned compensation charges and in-process research and development from that date. The pro forma data is presented for informational purposes only and is not necessarily indicative of the results of future operations nor of the actual results that would have been achieved had the acquisitions taken place at the beginning of each fiscal year (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Revenues	$79,194	$96,739	$234,512	$278,829
Net income (loss)	$(203)	$30,941	$(11,429)	$28,895
Net income (loss) per share – basic	$—	$0.33	$(0.12)	$0.31
Net income (loss) per share – diluted	$—	$0.32	$(0.12)	$0.30

4. Goodwill and Amortizing Intangible Assets

Amortizing intangible assets as of December 31, 2003 and September 30, 2004, respectively, are comprised of the following (in thousands):

	December 31, 2003				September 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
Purchased technology	$50,062	$(28,639)	$21,423	4.5	$65,809	$(32,963)	$32,846	5.4
Customer lists	6,351	(3,944)	2,407	3.2	11,911	(6,573)	5,338	2.6
Existing maintenance contracts	—	—	—	—	3,000	(327)	2,673	4.9
Non-compete agreements	2,325	(2,108)	217	2.2	5,325	(2,634)	2,691	3.2
Trademarks	1,450	(338)	1,112	5.0	2,050	(717)	1,333	4.1

	$60,188	$(35,029)	$25,159		$88,095	$(43,214)	$44,881

Amortization expense for amortizing intangible assets was $3.8 million and $9.9 million for the three and nine months ended September 30, 2004, respectively. Estimated annual amortization expense related to amortizing intangible assets by fiscal year is as follows: remaining quarter of 2004—$3.5 million; 2005—$13.1 million; 2006—$10.5 million; 2007—$8.9 million; 2008—$6.9 million; 2009—$2.0 million. All intangible assets currently recorded will be fully amortized by the end of 2009.

The changes in the carrying amount of goodwill by reportable operating segment for the nine months ended September 30, 2004 are as follows (in thousands):

	Licenses	Services	Total
Balance as of December 31, 2003	$182,623	$57,217	$239,840
Goodwill from acquisition of Aelita	66,606	18,786	85,392

Balance as of March 31, 2004	$249,229	$76,003	$325,232
Goodwill from acquisition of LECCOTECH	1,166	388	1,554
Adjustment for Aelita severance costs and other	(137)	(37)	(174)

Balance as of June 30, 2004	$250,258	$76,354	$326,612
Adjustment for Aelita severance costs and other	(224)	(64)	(288)

Balance as of September 30, 2004	$250,034	$76,290	$326,324

5. Obligation Under Repurchase Agreement

We entered into a repurchase agreement in March 2004, utilizing $67.6 million of our investment securities as collateral. The cash proceeds of this transaction were used to provide funding for our acquisition of Aelita and our purchase of a new office facility. The repurchase agreement both entitles and obligates us to repurchase the securities from the transferee (“buyer-lender”) and the buyer-lender does not have a right to pledge or sell the collateralized securities to a third party. Accordingly, our obligations under the repurchase agreement are accounted for as short-term borrowings and recorded as a liability on the balance sheet. Our obligations under the repurchase agreement bear interest at a weighted average interest rate of 1.9% and will mature in the fourth quarter of 2004 (subject to extension at rates to be determined if extended), and require maintenance of a customary market collateral margin. We used $40.5 million cash to repurchase securities held as collateral as part of this repurchase agreement in the quarter ended September 30, 2004. Our obligation under this agreement as of September 30, 2004, was $27.5 million, which includes $0.2 million of accrued interest.

6. Income Tax Provision

The effective income tax rate for the three months ended September 30, 2004 was 31.0% compared to 38.5% in the comparable period of 2003. The reduction in the effective income tax rate for the quarter is primarily a result of favorable tax treatment associated with the sale of the Vista Plus output management product line and the conclusion of the Internal Revenue Service examination of our federal income tax returns through December 31, 2001 which resulted in the reduction of our accrued income taxes payable balance and, consequently, a decrease to income tax expense.

7. Foreign Currency Translation

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation,” the United States Dollar is considered to be the functional currency for our foreign subsidiaries, as such subsidiaries act primarily as an extension of our parent company’s operations. Assets and liabilities in these subsidiaries are re-measured at current exchange rates, except for property and equipment, deferred revenue, depreciation and investments, which are translated at historical exchange rates. Revenues and expenses are translated at weighted average exchange rates in effect during the year, except for costs related to those balance sheet items, which are translated at historical rates. Foreign currency translation gains and losses are included in “other income, net” in the consolidated statements of operations. For the three and nine months ended September 30, 2004 we recorded a net foreign currency translation gain of $1.6 million and a loss of $1.3 million, respectively. The net foreign currency translation gain was $0.1 million and $3.6 million in the comparable three and nine month periods of 2003, respectively.

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

The following table summarizes our earnings per share computation for the three and nine months ended September 30, 2003 and 2004 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net income	$4,438	$30,941	$10,038	$33,956

Weighted average shares – basic	92,550	94,737	91,737	94,306
Incremental common shares attributable to shares issuable under employee stock plans	1,663	1,871	1,834	3,385

Weighted average shares – diluted	94,213	96,608	93,571	97,691

Net income per share:
Basic	$0.05	$0.33	$0.11	$0.36

Diluted	$0.05	$0.32	$0.11	$0.35

For the three and nine months ended September 30, 2004 options to purchase 16.3 million and 7.9 million shares of common stock with weighted average exercise prices of $15.97 and $20.66, respectively, were anti-dilutive because the exercise price of the options was greater than the average fair market value of our common stock for the period then ended.

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

Reportable segment data for the three and nine months ended September 30, 2003 and 2004, is as follows (in thousands):

	Licenses	Services	Total
Three months ended September 30, 2003
Revenues	$41,423	$31,841	$73,264
Cost of Revenues	2,925	5,267	8,192

Gross profit	$38,498	$26,574	$65,072

Three months ended September 30, 2004
Revenues	$53,539	$43,200	$96,739
Cost of Revenues	3,033	7,973	11,006

Gross profit	$50,506	$35,227	$85,733

Nine months ended September 30, 2003
Revenues	$125,310	$89,988	$215,298
Cost of Revenues	9,489	15,805	25,294

Gross profit	$115,821	$74,183	$190,004

Nine months ended September 30, 2004
Revenues	$151,762	$119,651	$271,413
Cost of Revenues	8,815	21,739	30,554

Gross profit	$142,947	$97,912	$240,859

Revenues are attributed to geographic areas primarily based on the location of the entity to which the products or services were delivered. Revenues, gross profit, income (loss) from operations and long-lived assets concerning principal geographic areas in which we operate are as follows (in thousands):

	North America (1)	Europe (2)	Other International	Total
Three months ended September 30, 2003
Revenues	$53,293	$17,877	$2,094	$73,264
Gross profit	49,949	14,558	565	65,072
Income (loss) from operations	4,902	3,877	(2,867)	5,912
Long-lived assets	447,648	2,685	7,031	457,364
Three months ended September 30, 2004
Revenues	$67,774	$25,548	$3,417	$96,739
Gross profit	63,017	21,405	1,311	85,733
Income (loss) from operations	37,019	8,176	(3,076)	42,119
Long-lived assets	550,992	3,847	7,643	562,482
Nine months ended September 30, 2003
Revenues	$158,380	$50,579	$6,339	$215,298
Gross profit	140,042	45,755	4,207	190,004
Income (loss) from operations	3,208	11,947	(6,125)	9,030
Long-lived assets	447,648	2,685	7,031	457,364
Nine months ended September 30, 2004
Revenues	$191,797	$71,801	$7,815	$271,413
Gross profit	173,894	61,840	5,125	240,859
Income (loss) from operations	35,702	22,521	(7,866)	50,357
Long-lived assets	550,992	3,847	7,643	562,482

(1)	Principally represents operations in the United States.
(2)	Our subsidiary located in the United Kingdom accounted for $8.1 million and $22.6 million of total European revenues during the three and nine months ended September 30, 2003, respectively, and $12.2 million and $34.2 million of total European revenues during the three and nine months ended September 30, 2004, respectively.

10. Commitments and Contingencies

On July 2, 2002, Computer Associates International, Inc. (“CA”) filed a complaint against us and four of our employees in the U.S. District Court for the Northern District of Illinois alleging copyright infringement and trade secret misappropriation in connection with the development of our Quest Central for DB2 product and seeking injunctive relief and unspecified money damages. The complaint was amended in May 2003 to add another Quest employee as a defendant and to assert breach of contract claims against three of the individual defendants. In July 2004, the Court entered an order preliminarily enjoining our use, marketing, licensing or distribution of Quest Central for DB2, pending trial, based upon its determination that CA is likely to prove its claims of copyright infringement or trade secret misappropriation. We are permitted by the terms of the order to continue providing technical support and product maintenance to existing users of Quest Central for DB2. Our appeal of the preliminary injunction order is pending. The related products accounted for approximately 3% of total revenues in the six months ended June 30, 2004 and the year ended December 31, 2003. We have established a loss contingency reserve in the amount of $5.0 million dollars, which reflects our current estimate of liability we may incur as a result of this litigation matter.

After we announced on July 23, 2003 that we would restate certain financial results as a result of our discovery of a computational error relating to an error in the method used to translate foreign currency denominated accounts into U.S. Dollars at historical rates, numerous separate complaints purporting to be class actions were filed in the United States District Court for the Central District of California alleging that we and some of our officers and directors violated provisions of the Securities Exchange Act of 1934. Orders designating a lead plaintiff and consolidating the federal class action complaints were issued by the U. S. District Court in late October 2003, and an amended consolidated class action complaint was filed in January 2004. On May 10, 2004, the U.S. District Court granted our motion to dismiss the amended consolidated class action complaint without prejudice. A second amended class action complaint was filed in U.S. District Court in early July 2004. Our motion to dismiss the second amended class action complaint was filed in August 2004, and is scheduled to be heard by the U.S. District Court in November 2004.

A complaint purporting to be a derivative action has been filed in California state court against some of our directors and officers. This complaint is based on the same facts and circumstances described in the initial class action complaints discussed above and generally alleges that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. Our motion to dismiss the derivative action is scheduled to be heard by the California Superior Court in November 2004. The amended class action complaint and the derivative complaint generally seek an unspecified amount of damages and remain in the preliminary stages. We are continuing to vigorously defend these claims; however, it is not possible for us to quantify the extent of our potential liability, if any. Accordingly, no amounts have been accrued in the accompanying financial statements.

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

In the normal course of our business, we enter into certain types of agreements that require us to indemnify or guarantee the obligations of other parties. These commitments include (i) intellectual property indemnities to licensees of our software products, (ii) indemnities to certain lessors under office space leases for certain claims arising from our use or occupancy of the related premises, or for the obligations of our subsidiaries under leasing arrangements, (iii) indemnities to customers, vendors and service providers for claims based on negligence or willful misconduct of our employees and agents, and (iv) indemnities to our directors and officers to the maximum extent permitted under applicable law. The terms and duration of these commitments varies and, in some cases, may be indefinite, and certain of these commitments do not limit the maximum amount of future payments we could become obligated to make thereunder; accordingly, our actual aggregate maximum exposure related to these types of commitments cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for obligations of this nature, and no liabilities have been recorded for these obligations in the accompanying consolidated balance sheets as the fair value of these obligations issued during the quarter ended September 30, 2004 was not significant to our financial position, results of operations, or cash flows.

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

Overview

We develop, distribute, support and maintain software products that maximize the availability, performance and manageability of our customers’ business critical applications and their associated databases and other components. Many of our products also increase the cost effectiveness of a customer’s IT investments, including personnel, software and hardware.

Our revenues consist of software license fees and service fees. Our software-licensing model is primarily based on perpetual license fees, and our license fees are calculated either on a per-server basis or per seat basis, depending on the product. Service revenues primarily represent the ratable recognition of software maintenance contract fees, which entitle a customer to technical support via telephone and the internet and product enhancements on a when and if available basis. These maintenance contracts have annual terms. Customers purchase a software maintenance contract for the first year when they license a product and have the option of renewing the maintenance contract annually thereafter. A majority of our customers renew their software maintenance contracts. Service revenues also include revenues from consulting and training services.

Acquisition of Aelita Software Corporation

In March 2004, we completed the acquisition of Aelita Software Corporation, a privately-held software vendor. The acquisition of Aelita added depth and breadth to our Microsoft expertise and product portfolio allowing us to deliver a more comprehensive set of product solutions that enable customers to manage today’s complex Microsoft infrastructure through their entire lifecycle. Results of operations from Aelita and other acquisitions are included in our consolidated statements of operations from the respective dates of acquisition. For more information concerning our acquisitions during the periods presented herein, see Note 3 of “Notes to Condensed Consolidated Financial Statements.”

Sale of Vista Plus Product Suite

In September 2004, we sold our Vista Plus output management product line and related assets and certain customer support obligations to Open Text Corporation (“Open Text”), for approximately $24.5 million in cash. The assets sold were primarily comprised of intellectual property, a customer list, contracts, certain receivables and fixed assets. Open Text assumed certain customer support obligations of the Vista Plus output management product line, which result in an approximately $6.2 million reduction in deferred revenues on our September 30, 2004 balance sheet. The sale resulted in a pretax gain of approximately $29.6 million. The Vista Plus output management product line generated approximately $17.6 million and $10.6 million in total revenues in 2003 and 2004, respectively, the bulk of which was maintenance and support revenue.

Impact of Foreign Exchange Rates

For the three and nine months ended September 30, 2004, foreign exchange rate fluctuations contributed approximately $2.3 million, or 9.7%, and $5.7 million, or 10.2%, to growth in total revenues, respectively, and $1.6 million, or 10.2%, and $5.2 million, or 13.8%, to growth in total expenses, respectively, due to generally stronger foreign currency rates versus the U.S. Dollar.

Results of Operations

Except as otherwise indicated, the following are percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Revenues:
Licenses	56.5%	55.3%	58.2%	55.9%
Services	43.5	44.7	41.8	44.1

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Licenses	1.4	0.8	1.4	1.0
Services	7.2	8.2	7.3	8.0
Amortization of purchased technology	2.6	2.3	3.0	2.2

Total cost of revenues	11.2	11.3	11.7	11.2

Gross profit	88.8	88.7	88.3	88.8
Operating expenses:
Sales and marketing	47.0	44.3	49.4	44.3
Research and development	22.4	20.5	23.5	21.5
General and administrative	10.2	9.2	9.9	9.5
Amortization of other purchased intangible assets	1.2	1.6	1.2	1.4
In-process research and development (1)	—	—	—	2.6
Litigation loss provision (2)	—	—	—	1.8

Total operating expenses	80.8	75.6	84.0	81.1
Gain on sale of Vista Plus product suite (1)	—	30.6	—	10.9

Income from operations	8.0	43.7	4.3	18.6
Other income, net	1.8	2.8	3.3	1.1

Income before income taxes	9.8	46.5	7.6	19.7
Income tax provision	3.8	14.4	2.9	7.1

Net income	6.0%	32.1%	4.7%	12.6%

As a percentage of related revenues:
Cost of licenses	2.5%	1.4%	2.5%	1.9%
Cost of services	16.5%	18.5%	17.6%	18.2%

(1)	See Note 3 to the “Notes to Condensed Consolidated Financial Statements”
(2)	See Note 10 to the “Notes to Condensed Consolidated Financial Statements”

Comparison of Three and Nine Months Ended September 30, 2003 and 2004

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
	2003	2004	Dollars	Percentage	2003	2004	Dollars	Percentage
Revenues:
Licenses	$41,423	$53,539	$12,116	29.2%	$125,310	$151,762	$26,452	21.1%
Services	31,841	43,200	11,359	35.7%	89,988	119,651	29,663	33.0%

Total revenues	$73,264	$96,739	$23,475	32.0%	$215,298	$271,413	$56,115	26.1%

Geographic Revenues:
North America:
Licenses	$29,284	$35,696	$6,412	21.9%	$89,992	$102,814	$12,822	14.3%
Services	24,009	32,078	8,069	33.6%	68,388	88,985	20,597	30.2%

Total North America	$53,293	$67,774	$14,481	27.2%	$158,380	$191,799	$33,419	21.1%

Rest of World:
Licenses	$12,139	$17,843	$5,704	47.0%	$35,318	$48,948	$13,630	38.6%
Services	7,832	11,122	3,290	42.0%	21,600	30,666	9,066	42.0%

Total Rest of World	$19,971	$28,965	$8,994	45.1%	$56,918	$79,614	$22,696	39.9%

License Revenues— Growth in license revenues on a year-over-year basis for both periods presented is primarily a result of robust sales of our Microsoft Infrastructure Management and Development and Deployment product lines. The license revenue contribution from the acquired Aelita products has become less identifiable because we have created product packages comprising both Aelita and Quest Microsoft management products and because in some cases Aelita products have replaced comparable Quest products. We nonetheless estimate that acquired Aelita products contributed approximately 50% to 60% to license revenues growth in the three months ended September 30, 2004. We also noted particular strength of the sales of Aelita products in EMEA during both the three and nine month periods of 2004. Our products for the Microsoft platforms now represent approximately 34.3% and 32.9% of total software license sales for the three and nine months ended September 30, 2004, respectively. Software license sales of our Development and Deployment products increased 26% and 23% in the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003, and these products also showed particular strength in Europe. A major new release of our TOAD Oracle development product was a primary driver of license revenues growth in this product line. In the three and nine months ended September 30, 2004, foreign currency movements contributed approximately $1.5 million and $4.0 million, respectively, to the year over year increase in license revenues.

Service Revenues— Three factors were the primary contributors to year over year service revenues growth, which consist primarily of software maintenance. First, Aelita contributed approximately $4.9 million and $9.7 million in service revenues for the three and nine month periods, respectively. Second, support renewals of our existing software maintenance customer base are continuing to grow well. Third, revenues from post-sales consulting and training increased 92.0% and 56.5% in the three and nine month periods, respectively. Post-sales consulting and training as a percentage of total service revenues represented 12.9% and 11.7% in the three and nine months ended September 30, 2004, respectively, compared to 9.1% and 9.9% in the comparable periods of 2003. Growth in our post-sale consulting and training revenues is primarily due to the revenue contribution from Aelita and to an increased focus on selling service engagements using internal programs designed to encourage the sales force to sell post-sale consulting and training with the initial software license sale. In the three and nine months ended September 30, 2004, foreign currency movements contributed approximately $800,000 and $1.8 million, respectively, to the year over year increase in service revenues.

As our software maintenance customer base grows, the renewal rate has a larger influence on the software maintenance revenue growth rate and the amount of new software license revenues has a diminishing effect. Therefore, the growth rate of software maintenance revenues does not necessarily correlate directly to the growth rate of new software license revenues. For example, if new software license revenues remained constant, software maintenance revenues would continue to grow as a result of the incremental software maintenance revenues associated with new software license revenues, assuming renewal rates stayed relatively constant. We believe that software maintenance revenues will continue to grow as we anticipate that a majority of our customers will renew their software maintenance contracts and the sale of new software licenses will increase our customer base.

Cost of Revenues

Total cost of revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2003	2004	Dollars	Percentage	2003	2004	Dollars	Percentage
Cost of revenues:
Licenses	$1,026	$764	$(262)	(25.5)%	$3,098	$2,835	$(263)	(8.5)%
Services	5,267	7,973	2,706	51.4%	15,805	21,739	5,934	37.5%
Amortization of purchased technology	1,899	2,269	370	19.5%	6,391	5,980	(411)	(6.4)%

	$8,192	$11,006	$2,814	34.4%	$25,294	$30,554	$5,260	20.8%

Cost of Licenses—Cost of licenses primarily consists of third-party software royalties, product packaging, documentation, duplication, delivery and personnel. Cost of licenses as a percentage of license revenues was 1.4% and 1.9% for the three and nine months ended September 30, 2004, respectively, compared to 2.5% in the comparable periods of 2003. The percentage of revenue decrease is primarily the result of reduced license sales of royalty-bearing products.

Cost of Services—Cost of services primarily consists of personnel, outside consultants, facilities and systems costs used in providing support, consulting and training services. The increase in cost of services is primarily due to an increase in fees paid to outside professional services consultants in support of product deployments and to headcount growth, including the additional headcount from the acquisition of Aelita. Cost of services as a percentage of service revenues increased to 18.5% and 18.2% in the three and nine months ended September 30, 2004, respectively, from 16.5% and 17.6% in the comparable periods of 2003.

Amortization of Purchased Technology—Amortization of purchased technology includes amortization of the fair value of acquired technology associated with acquisitions made from 2001 through the third quarter of 2004. We expect amortization of purchased technology to be at least $2.0 million in the fourth quarter of 2004.

Operating Expenses

Total operating expenses and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
	2003	2004	Dollars	Percentage	2003	2004	Dollars	Percentage
Operating expenses:
Sales and marketing	$34,418	$42,876	$8,458	24.6%	$106,457	$120,193	$13,736	12.9%
Research and development	16,415	19,868	3,453	21.0%	50,589	58,381	7,792	15.4%
General and administrative	7,438	8,876	1,438	19.3%	21,285	25,661	4,376	20.6%
Amortization of other purchased intangible assets	889	1,568	679	76.4%	2,643	3,861	1,218	46.1%
In-process research and development	—	—	—	—%	—	6,980	6,980	—%
Litigation loss provision	—	—	—	—%	—	5,000	5,000	—%

Total operating expenses	$59,160	$73,188	$14,028	23.7%	$180,974	$220,076	$39,102	21.6%

Sales and Marketing—Sales and marketing expenses consist primarily of the following types of costs related to our sales and marketing activities: compensation and benefits; sales commissions; facilities and systems; trade shows; travel and entertainment; and marketing communications. The increase in sales and marketing expense for both periods is primarily attributable to additional headcount from the Aelita acquisition, which contributed approximately $4.3 million and $8.9 million in the three and nine months, respectively, to sales and marketing expenses, and increased commission expense as a result of higher license revenues. Sales and marketing expenses as a percentage of total revenues were 44.3% in the three and nine months ended September 30, 2004, compared to 47.0% and 49.4% in the comparable periods of 2003, respectively. The decline in expenses as a percentage of total revenues for both periods presented is primarily attributable to our holding core Quest sales and marketing headcount flat year over year. In the future, we intend to increase marketing communications and program expenses.

Research and Development—Research and development expenses consist primarily of compensation and benefit costs for software developers, software product managers, quality assurance and technical documentation personnel, associated facilities and systems costs and payments made to outside software development consultants in connection with our ongoing efforts to enhance our core technologies and develop additional products. Research and development expenses as a percentage of total revenues were 20.5% and 21.5% in the three and nine months ended September 30, 2004, respectively, compared to 22.4% and 23.5% in the comparable periods of 2003. The increase in research and development expenses is primarily due to increased headcount associated with the Aelita acquisition. Aelita contributed $2.2 million and $4.1 million to research and development costs in the three and nine months ended September 30, 2004, respectively. The decline in expenses as a percentage of total revenues for both periods presented is primarily attributable to our holding core Quest research and development headcount flat year over year.

General and Administrative—General and administrative expenses consist primarily of compensation and benefit costs for our executive, finance, legal, administrative and information services personnel, professional fees, and associated facilities and systems costs. General and administrative expenses as a percentage of total revenues were 9.2% and 9.5% in the three and nine months ended September 30, 2004, respectively, compared to 10.2% and 9.9% in the comparable periods of 2003. The increase in general and administrative costs in both periods is primarily due to higher compensation costs, increased accounting fees associated with Sarbanes-Oxley compliance efforts and increased litigation defense costs associated with ongoing litigation.

Amortization of Other Purchased Intangible Assets—Amortization of other purchased intangible assets includes the amortization of customer lists, trademarks, non-compete agreements and maintenance contracts associated with acquisitions. The increase in amortization expense in both the three and nine months ended September 30, 2004 is due to the purchase of intangible assets in conjunction with acquisitions during the first two quarters of 2004. We expect amortization of other purchased intangible assets to be at least $1.4 million in the fourth quarter of 2004.

Other Income, Net

Other income, net includes interest income on our investment portfolio, and gains and losses from foreign exchange fluctuations, as well as gains or losses on other financial assets. Other income, net increased by $1.4 million to $2.7 million in the third quarter of 2004 compared to $1.3 million in the comparable period of 2003. This increase is primarily due to interest income of $1.7 million in the third quarter of 2004, compared to $1.2 million in the comparable period of 2003, in addition to an increase in foreign currency gain from $0.1 million to $1.6 million in the third quarter of 2004. During the nine months ended September 30, 2004, other income, net decreased by $4.3 million to $2.9 million compared to $7.2 million in the comparable period of 2003. This decrease is primarily due to foreign currency losses in 2004 resulting from translation losses on accounts receivable, cash and intra-company receivables denominated in the Australian Dollar, Euro, and the British Pound.

Income Tax Provision

During the three months ended September 30, 2004, the provision for income taxes increased to $13.9 million from $2.8 million in the comparable period of 2003, representing an increase of $11.1 million. The effective income tax rate for the three months ended September 30, 2004 was 31.0% compared to approximately 38.5% in the comparable period of 2003. The reduction in the effective income tax rate for the quarter is primarily a result of favorable tax treatment associated with the sale of the Vista Plus output management product line and the conclusion of the Internal Revenue Service examination of our federal income tax returns through December 31, 2001 which resulted in the reduction of our accrued income taxes payable balance and, consequently, a decrease to income tax expense. During the nine months ended September 30, 2004, the provision for income taxes increased to $19.3 million from $6.1 million in the comparable period of 2003, representing an increase of $13.2 million. The effective income tax rate for the nine months ended September 30, 2004 was 36.2% compared to approximately 38.0% in the comparable period of 2003.

Liquidity and Capital Resources

As of September 30, 2004, cash and cash equivalents and short-term marketable securities were $145.5 million and we held $126.5 million of long-term investment grade corporate and government securities.

Operating Activities

Our primary source of operating cash flows is cash collections from our customers following the purchase of new software licenses, post-contract customer support and post-sale consulting and training. Our primary uses of cash from operating activities are for personnel related expenditures. Net cash provided by operating activities increased to $58.1 million in the nine months ended September 30, 2004, compared with $46.9 million in the comparable period of 2003. The increase in cash from operating activities in the 2004 period was driven primarily by an increase in license and service revenues as well as higher deferred revenues from an increase in support and maintenance renewal bookings, offset partially by a decrease to accounts receivable.

Investing Activities

We used $74.3 million in investing activities in the nine months ended September 30, 2004, consisting primarily of $96.4 million net cash paid for acquisitions and $28.0 million in capital expenditures, partially offset by $27.5 million net cash received from sales and maturities of marketable securities and cash proceeds of $22.5 million received from the sale of our Vista Plus output management product line as described in Note 3 to the “Notes to Condensed Consolidated Financial Statements.” Cash provided by investing activities in the 2003 period consists of $4.7 million net cash paid for acquisitions, $5.4 million in capital expenditures and $14.0 million net cash paid for marketable securities. Capital expenditures in the nine months ended September 30, 2004 consisted of $14.9 million to purchase a building and the remainder for information technology hardware and software purchases.

In March 2004, we purchased a building in Aliso Viejo, California comprising approximately 78,000 square feet. We also entered into an agreement to lease approximately 57,000 square feet of space in an adjacent building for a ten-year term commencing in December 2005. The lease agreement includes an option, exercisable until November 15, 2004, to purchase this building for a purchase price of approximately $18.6 million. We intend to move all of our Irvine operations into these two buildings in stages over the next four quarters. Cash paid for relocation costs and costs of improvements related to the first building were approximately $7.7 million through the nine months ended September 30, 2004. We expect relocation costs and costs of improvements related to the second building to be approximately $12.0 million to $15.0 million.

In the future, we expect cash will continue to be generated from our operations. We plan to use cash generated from operations to reduce our existing position under our repurchase agreement and invest the remaining cash in short and long-term marketable securities consistent with past investment practices. We will continue to evaluate a variety of other strategic investment and acquisition opportunities.

Financing Activities

Financing activities generated $37.9 million in the nine months ended September 30, 2004, primarily from net proceeds of $27.1 million from a repurchase agreement as described in Note 5 of the “Notes to Condensed Consolidated Financial Statements” and $11.8 million from issuances of our common stock under employee stock option and stock purchase plans. Financing activities generated $8.4 million in the comparable period of 2003, of which $10.0 million was generated from issuances of our common stock under employee stock option and stock purchase plans, offset by the use of $1.6 million for repayment of notes payable and capital lease obligations. In April 2004, our Board of Directors elected to terminate the employee stock purchase plan effective July 31, 2004.

We entered into a repurchase agreement in March 2004, utilizing $67.6 million of our investment securities as collateral. The cash proceeds of this transaction were used to provide funding for our acquisition of Aelita and our purchase of a new office facility. Our obligations under the repurchase agreement bear interest at a weighted average interest rate of 1.9% and will mature in the fourth quarter of 2004 (subject to extension at rates to be determined if extended), and require maintenance of a customary market collateral margin. We used $40.5 million cash to repurchase securities held as collateral as part of this repurchase agreement in the quarter ended September 30, 2004. Our obligation under this agreement as of September 30, 2004, was $27.5 million, which includes $0.2 million of accrued interest. For more information concerning our obligation under this repurchase agreement, see Note 5 of “Notes to Condensed Consolidated Financial Statements.”

Our Board of Directors authorized a stock repurchase program for up to five million shares of our common stock. As of September 30, 2004, we had repurchased approximately 1.7 million shares of our common stock under this program for an aggregate cost of approximately $58.0 million. No shares of common stock were repurchased under this plan during the first three quarters of 2003 or 2004.

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

Purchased technology and other intangible assets are recorded at the estimated fair value on the purchase date and amortized using the straight-line method over estimated useful lives of two years to seven years. The net carrying amount of these intangible assets was considered recoverable at September 30, 2004. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” purchased technology and other intangible assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. We periodically review the carrying value of these assets to determine whether or not impairment to such value has occurred. In the event that in the future it is determined that the purchased technology and other intangible assets value has been impaired, an adjustment will be made resulting in a charge for the write-down in the period in which the determination is made.

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

Accounting for Stock-Based Compensation

We account for stock-based awards to employees using the intrinsic value method, as prescribed by Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” and interpretations thereof. Under APB Opinion No. 25, compensation expense is based on the difference, as of the date of the grant, between the fair value of our stock and the exercise price. Generally, the exercise price of options granted under our stock option plans is equal to the market value of the underlying stock on the date of grant. We value stock options assumed in purchase business combinations at the date of acquisition at their fair value calculated using the Black-Scholes option-pricing model. The purchase price of these business combinations includes the fair value of assumed options while the intrinsic value attributable to unvested options is recorded as unearned compensation and amortized over the remaining vesting period of the stock options.

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standard (SFAS) No. 123 “Accounting for Stock Based Compensation.” This information is required to be determined as if we had accounted for our employee stock options and stock purchase plans under the fair value based method of SFAS No. 123, as amended. Had compensation cost been determined using the fair value method our net income would have been adjusted to the pro forma net income (loss) amounts indicated below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net income – as reported	$4,438	$30,941	$10,038	$33,956
Add: Stock-based compensation expense included in reported net income, net of related tax effects	78	361	490	815
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of related tax effects	(6,663)	(7,346)	(19,920)	(21,681)

Net income (loss) – pro forma	$(2,147)	$23,956	$(9,392)	$13,090

Basic net income (loss) per share:
As reported	$0.05	$0.33	$0.11	$0.36
Pro forma	$(0.02)	$0.25	$(0.10)	$0.14
Diluted net income (loss) per share:
As reported	$0.05	$0.32	$0.11	$0.35
Pro forma	$(0.02)	$0.25	$(0.10)	$0.13

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

The effects of applying pro forma disclosures of net income and earnings per share are not likely to be representative of the pro forma effects on net income and earnings per share in future years, because the number of future shares to be issued under these plans is not known and the assumptions used to determine the fair value can vary significantly.

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

Recent Accounting Pronouncement

In March 2004, the Emerging Issues Task Force (EITF) ratified EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue No. 03-1 provides a three step process for determining whether investments, including debt securities, are other than temporarily impaired and requires additional disclosures in annual financial statements. We are in the process of evaluating the impact of adopting the measurement and recognition guidance of EITF Issue No. 03-1 but do not believe it will have a material impact on our consolidated financial position or results of operations because we have the ability and intent to hold any marketable securities with gross unrealized losses until a recovery of fair value can be realized. In September 2004, the Financial Accounting Standards Board (FASB) approved the issuance of FASB Staff Positions EITF 03-1-1, which delays the effective date of the measurement and recognition provisions of EITF 03-1 to investments in securities that are impaired.

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

The size and timing of our customer orders may vary significantly from quarter to quarter which could cause fluctuations in our revenues and operating results

Our license revenues in any quarter are substantially dependent on orders booked and delivered in that quarter. Our revenues in a given quarter could be adversely affected if we are unable to complete one or more large license agreements, or if the contract terms were to prevent us from recognizing revenue during that quarter. The sales cycles for certain of our software products, such as SharePlex, can last from three to nine months and often require pre-purchase evaluation periods and customer education. Also, we have often booked a large amount of our sales in the last month, weeks or days of each quarter and delays in the closing of sales near the end of a quarter could cause quarterly revenue to fall short of anticipated levels. Finally, while a portion of our revenues each quarter is recognized from previously deferred revenue, our quarterly performance will depend primarily upon entering into new contracts to generate revenues for that quarter. These factors may cause significant periodic variation in our license revenues. In addition, we incur or commit to operating expenses based on anticipated revenue levels, and generally do not know whether revenues in any quarter will meet expectations until the end of that quarter. Accordingly, if our revenue growth rates slow or our revenues decline, our operating results could be seriously impaired because many of our expenses are relatively fixed in nature and cannot be easily or quickly changed.

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

Our software products for Microsoft’s Active Directory and Exchange are vulnerable to fluctuations in the rate at which customers of certain Microsoft products migrate to newer versions of such products

Our products for the migration, administration and management of Microsoft’s Active Directory and Exchange products currently contribute approximately one-third of our license revenues and have been the primary contributor to license revenue growth in fiscal 2003 and the first three quarters of 2004. Our ability to sell licenses for our Active Directory and Exchange migration products depends in part on the rate at which customers migrate to newer versions of Microsoft’s Windows 2000 or Windows XP operating system or to newer versions of Microsoft Exchange. If these migration rates were to materially decrease, our license revenues from these migration products would likely decline.

Many of our products are dependent on database or application technologies of others; if these technologies lose market share or become incompatible with our products, or if these vendors introduce competitive products or acquire or form strategic relationships with our competitors, the demand for our products could suffer

We believe that our success has depended in part, and will continue to depend in part for the foreseeable future, upon our relationships with providers of major database and enterprise software programs, including Oracle, IBM, Microsoft, SAP, Siebel and PeopleSoft. Our competitive advantage consists in substantial part on the integration between our products and products provided by these major software providers, and our extensive knowledge of their products and technologies. If these companies for any reason decide to promote technologies and standards that are not compatible with our technologies, or if they lose market share for their database or application products, our business, operating results and financial condition would be materially adversely affected. Furthermore, these major software vendors could attempt to increase their presence in the markets we serve by either introducing products that compete with our products or acquiring or forming strategic alliances with our competitors. These companies have longer operating histories, larger installed bases of customers and substantially greater financial, distribution, marketing and technical resources than we do, as well as well-established relationships with many of our present and potential customers, and may be in better position to withstand and respond to the current factors impacting this industry. As a result, we may not be able to compete effectively with these companies in the future, which could materially adversely affect our business, operating results and financial condition.

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

Failure to maintain effective internal control over financial reporting could adversely affect the price of our common stock

Pursuant to rules adopted by the SEC implementing Section 404 of the Sarbanes-Oxley Act of 2002, we are required to assess the effectiveness of our internal controls over financial reporting and report whether such internal controls are effective. Our auditors must issue an attestation report on such assessment. Accordingly, we have undertaken to evaluate, test and remediate, if necessary, our internal controls pursuant to a clearly defined internal plan and schedule. Although we believe that our efforts will enable us to provide the required report and our independent auditors to provide the required attestation as of our fiscal year end, we can give no assurance that such efforts will be completed in a timely manner and on a successful basis. If this were to occur, we may be unable to assert that the internal controls over financial reporting are effective, or our auditors may not be able to render the required attestation concerning our assessment and effectiveness of internal controls over financial reporting, which could adversely affect the market price of our common stock.

Intense competition in the markets for our products could adversely affect our results of operations

The markets for our products are highly competitive. As a result, our future success will be affected by our ability to, among other things, outperform our competitors in meeting the needs of current and prospective customers and identifying and addressing new technological and market opportunities. Our competitors may develop more advanced technology, adopt more aggressive pricing policies and undertake more effective sales and marketing campaigns and may be able to leverage more extensive financial, technical or partner resources. If we are unable to maintain our competitive position, our revenues may decline and our operating results may be adversely affected.

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

Our efforts to constrain costs may strain our management, administrative, operational and financial infrastructure

We are focused on increasing our operating margins. These efforts place a strain on our management, administrative, operational and financial infrastructure. Our ability to manage our operations while reducing operating costs requires us to continue to improve our operational, financial and management controls and reporting systems and procedures. Although we achieved a year over year increase in our margins from the third quarter of 2003 to the comparable quarter in 2004, there can be no guarantees that we will be successful in achieving our profitability targets in any future quarterly or annual period.

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

Our business will suffer if our software contains errors

The software products we offer are inherently complex. Despite testing and quality control, we cannot be certain that errors will not be found in current versions, new versions or enhancements of our products after commencement of commercial shipments. Significant technical challenges also arise with our products because our customers purchase and deploy our products across a variety of computer platforms and integrate them with a number of third-party software applications and databases. If new or existing customers have difficulty deploying our products or require significant amounts of customer support, our operating margins could be harmed. Moreover, we could face possible claims and higher development costs if our software contains undetected errors or if we fail to meet our customers’ expectations. As a result of the foregoing, we could experience:

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

Information about our investment portfolio is presented in the table below, which states the amortized book value and related weighted-average interest rates by year of maturity (in thousands):

	Amortized Book Value	Weighted Average Rate
Investments maturing by September 30,
2005 (a)	$70,439	2.19%
2006	58,363	2.78%
2007	20,000	2.95%
2008	35,132	4.51%
Thereafter	13,489	4.57%

Total portfolio	$197,423	3.02%

(a)	Includes cash and cash equivalents of $14.4 million.

We maintain a level of cash and cash equivalents such that we have generally been able to hold our investments to maturity. Accordingly, changes in the market interest rate would not have a material effect on the fair value of such investments.

Item 4: Controls and Procedures

Our management, with the participation of the chief executive officer and chief financial officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on such evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2004, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

No changes in our internal control over financial reporting have come to our management’s attention that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1: Legal Proceedings

On July 2, 2002, Computer Associates International, Inc. (“CA”) filed a complaint against us and four of our employees in the U.S. District Court for the Northern District of Illinois alleging copyright infringement and trade secret misappropriation in connection with the development of our Quest Central for DB2 product and seeking injunctive relief and unspecified money damages. The complaint was amended in May 2003 to add another Quest employee as a defendant and to assert breach of contract claims against three of the individual defendants. In July 2004, the Court entered an order preliminarily enjoining our use, marketing, licensing or distribution of Quest Central for DB2, pending trial, based upon its determination that CA is likely to prove its claims of copyright infringement or trade secret misappropriation. We are permitted by the terms of the order to continue providing technical support and product maintenance to existing users of Quest Central for DB2. Our appeal of the preliminary injunction order is pending. The related products accounted for approximately 3% of total revenues in the six months ended June 30, 2004 and the year ended December 31, 2003. We have established a loss contingency reserve in the amount of $5.0 million dollars, which reflects our current estimate of liability we may incur as a result of this litigation matter.

After we announced on July 23, 2003 that we would restate certain financial results as a result of our discovery of a computational error relating to an error in the method used to translate foreign currency denominated accounts into U.S. Dollars at historical rates, numerous separate complaints purporting to be class actions were filed in the United States District Court for the Central District of California alleging that we and some of our officers and directors violated provisions of the Securities Exchange Act of 1934. Orders designating a lead plaintiff and consolidating the federal class action complaints were issued by the U. S. District Court in late October 2003, and an amended consolidated class action complaint was filed in January 2004. On May 10, 2004, the U.S. District Court granted our motion to dismiss the amended consolidated class action complaint without prejudice. A second amended class action complaint was filed in U.S. District Court in early July 2004. Our motion to dismiss the second amended class action complaint was filed in August 2004, and is scheduled to be heard by the U.S. District Court in November 2004.

A complaint purporting to be a derivative action has been filed in California state court against some of our directors and officers. This complaint is based on the same facts and circumstances described in the initial class action complaints discussed above and generally alleges that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. Our motion to dismiss the derivative action is scheduled to be heard by the California Superior Court in November 2004. The amended class action complaint and the derivative complaint generally seek an unspecified amount of damages and remain in the preliminary stages. We are continuing to vigorously defend these claims; however, it is not possible for us to quantify the extent of our potential liability, if any. Accordingly, no amounts have been accrued in the accompanying financial statements.

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

In the normal course of our business, we enter into certain types of agreements that require us to indemnify or guarantee the obligations of other parties. These commitments include (i) intellectual property indemnities to licensees of our software products, (ii) indemnities to certain lessors under office space leases for certain claims arising from our use or occupancy of the related premises, or for the obligations of our subsidiaries under leasing arrangements, (iii) indemnities to customers, vendors and service providers for claims based on negligence or willful misconduct of our employees and agents, and (iv) indemnities to our directors and officers to the maximum extent permitted under applicable law. The terms and duration of these commitments varies and, in some cases, may be indefinite, and certain of these commitments do not limit the maximum amount of future payments we could become obligated to make thereunder; accordingly, our actual aggregate maximum exposure related to these types of commitments cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for obligations of this nature, and no liabilities have been recorded for these obligations in the accompanying consolidated balance sheets as the fair value of these obligations issued during the quarter ended September 30, 2004 was not significant to our financial position, results of operations, or cash flows.

Item 6: Exhibits

Exhibit Number	Exhibit Title
10.1	Form of Stock Option agreement used under the Quest Software, Inc. 1999 Stock Incentive Plan.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST SOFTWARE, INC.

Date: November 9, 2004	/s/ M. BRINKLEY MORSE
M. Brinkley Morse Vice President, Finance and Operations and Chief Financial Officer

/s/ KEVIN E. BROOKS
Kevin E. Brooks Vice President and Corporate Controller