Form 10-K
period 2004-12-31
QUEST SOFTWARE INC
filed 2005-03-16
CIK 1088033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $690.8 million as of June 30, 2004, based upon the closing sale price reported for that date on the NASDAQ National Market. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

As of February 22, 2005, 96,549,026 shares of the Registrant’s common stock were outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement, to be delivered to shareholders in connection with the Registrant’s 2005 Annual Meeting of Shareholders, are incorporated by reference into Part III of this Report.

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

PART I

Item 1.    Business

Introduction

Quest Software designs, develops, sells and supports software products that improve the performance and productivity of our customers’ packaged and custom software applications and associated software infrastructure components such as databases, application servers and operating systems. Quest fits generally into a category of software companies referred to as “Independent Software Vendors,” or “ISVs,” which are companies whose products support other vendors’ software or hardware products. We both internally develop and acquire our products.

We generate revenues by licensing our products, principally on a perpetual basis, and by providing support, maintenance and implementation services for these products. Our products improve the quality of service of our customers’ key software applications and component infrastructure and can significantly reduce customers’ capital and operating expenses by minimizing hardware, software and/or personnel costs. Our major product areas are Database Management, Windows Management, and Application Management. Examples of our products’ benefits include:

•	the improvement of application and database code quality;

•	the simplified migration from older to newer versions of Microsoft’s Windows Server, Active Directory and Exchange platforms for large, multi-user Microsoft deployments;

•	the improved management of large, multi-user Microsoft Active Directory, Exchange and Windows Server Deployments;

•	the detection, diagnosis and resolution of hardware and software performance problems; and

•	the replication and failover of large-scale Oracle databases.

One of our core strengths is in the area of database management. We are currently recognized as a leading Oracle ISV. Oracle’s database management system (“DBMS”) has the largest market share for large production distributed systems. Oracle’s installed base is large and growing—it is estimated to grow to over $30 billion by 2008. Databases continue to grow in size, complexity and mission criticality every year. These trends create demand for our database tools, which are designed to: 1) improve the utilization and reliability of large-scale databases; and 2) improve the effectiveness and productivity of the developers, database administrators and other personnel responsible for maintaining reliability and performance. In addition to Oracle DBMS systems, we also offer solutions for other popular database management products including IBM DB2, Microsoft SQL Server, Sybase ASE and MySQL.

We also have built up significant technical competencies and product portfolios for the widely adopted Microsoft Windows Server, Active Directory and Exchange platform. We call this our Windows Management product area. Active Directory is an essential part of Microsoft’s Windows architecture that acts as the central authority to define and maintain the network infrastructure, perform system administration and control the user experience of a customer’s Microsoft infrastructure, including Microsoft Exchange, Microsoft’s widely used email system. When an individual logs onto his or her employer’s e-mail system, for example, he or she is logging on through Active Directory, which stores and verifies the person’s passwords, access rights and system profiles. Active Directory is a powerful system that is gaining wider acceptance as a primary system for controlling and validating user access rights, with Microsoft’s desktop predominance driving this trend. According to market analysts, Microsoft Windows Server is going to remain the dominating operating system for deployment outside of the data center, in companies over $1 billion in revenue. Industry analyst’s research data projects that 92% of these large companies will be using Active Directory and Microsoft Windows Server by 2006. As a result, our products for Windows Server, Active Directory and Exchange have been our fastest growing product lines over the last four years.

Our third major product area is Application Management, which includes the monitoring and performance management of customers’ primary enterprise software applications, whether packaged or custom-developed. These applications are highly complex and require substantial investment, personnel and expertise in their development, deployment and management. Application Management involves measuring the service levels provided by an application, such as application response times and application outages, and providing the capabilities to diagnose the root causes of performance problems and the means to correct or eliminate them. Because most enterprise packaged and custom-developed applications run in multi-vendor environments, the need exists for heterogeneous management tools that have deep monitoring, diagnostic capabilities and reporting for all the components of the application stack. Quest offers application management products for the following application platforms: Custom Web applications (based on Java 2 Enterprise Edition “J2EE”), PeopleSoft, Oracle E-Business Suite, Siebel and SAP.

We are continuing to increase our focus on the three key product areas outlined above and to improve and simplify our marketing messages. To this end, we divested our Vista output management products in September 2004, which, while profitable, were not core to our primary product lines. The Vista products were sold to a company that could combine them with other offerings to create a more complete content and output management product set.

We invest a significant portion of revenues in our product engineering capabilities, and approximately one-third of our employees work in product development, quality assurance or technical documentation roles. In building our products, we stress technical innovation and depth, ease of deployment, ease of use and tangible, readily articulated customer benefits. We sell our products primarily via our direct sales channel, supplemented by indirect sales through systems integrators and value added resellers. We operate in 22 countries worldwide.

We are a California corporation incorporated in 1987. Our principal offices are located at 8001 Irvine Center Drive, Irvine, California, 92618. We operate on a calendar fiscal year.

Products

We currently market over 100 products, which we have grouped into three main categories: Database Management; Windows Management; and Application Management. Major products in these categories are described as follows.

Database Management

The Development and Deployment Product Family.    These tools improve the productivity and capability of application developers working in the Oracle Procedural Language (PL)/SQL environment.

The primary products in this product family are TOAD® and SQL Navigator.® We provide a complete and integrated development environment for coding stored procedures, schemas and SQL scripts from one intuitive graphical user interface. Debugging, SQL tuning, change analysis, and general administration features improve the quality and performance of database applications before they enter production.

The Quest Central® product family for Oracle, SQL Server and Sybase.    Administering large databases in production involves many tedious, error-prone and repetitive tasks. To simplify these tasks and increase the accuracy and effectiveness of database administrators (“DBAs”), we have developed the Quest Central product family. Quest Central is an integrated DBA workbench that combines multiple functional components into one suite including: Database Administration, Performance Diagnostics, Performance Monitoring and SQL Tuning. The Quest Central family of products provides a consistent look and feel for the performance management of multiple databases enabling DBAs to manage more databases without adding resources. We are currently marketing Quest Central DBA product families for Oracle, Microsoft SQL Server and Sybase ASE databases.

SharePlex®.    In many cases, an organization’s data can be its most valuable resource. Ensuring that data remains available during an unplanned outage, disaster, or even planned downtime for maintenance can be imperative to an organization’s success. SharePlex provides real-time replication of Oracle databases for customers who need to ensure a current, secondary copy of their transactional Oracle database is available if the primary database goes down. Many customers use SharePlex to offload management reporting, so the activity no longer compromises the performance of transaction processing. Finally, SharePlex is also frequently used to eliminate end user disruption by providing continuous access to data during the migration of operating systems, hardware platforms and major application releases.

Microsoft Windows Management

Microsoft applications and platforms are the global standard for desktop productivity applications. Our products enable IT personnel to more effectively administer, migrate, report, recover and audit Microsoft Windows Server, Exchange and Active Directory environments, using secure processes. The Aelita organization added breadth and depth to our Microsoft expertise and product portfolio. Our Microsoft Windows Management products include:

Quest Management Suite for Active Directory.    Microsoft Active Directory can be technically complex and requires meticulous management to ensure the security of its content across the entire enterprise. The Quest Management Suite for Active Directory is a set of products that provide diagnostics, recovery, detailed auditing, Group Policy management, reporting, self-service, role-based delegation, and user provisioning. It offers a practical approach to automated user provisioning and provides a comprehensive delegation model, consolidated reporting and auditing, and expert advice on problem resolution for teams managing complex Microsoft infrastructures.

Quest Management Suite for Exchange.    In today’s business world, email use is growing at a staggering rate, leading to increased traffic, storage and support issues. The Quest Management Suite for Exchange provides a comprehensive set of tools to intelligently manage this growth and the related spending for mission critical Exchange infrastructures. The Suite’s features enable mailbox and public folder management, distribution list management, usage analysis, and diagnostics to optimize investment and performance in Exchange environments. This allows administrators and managers to better target investments, enforce corporate policy, enhance customer service, reduce administrative costs and improve troubleshooting efficiency. Additional functionality and integration is available for customers who have chosen Microsoft Operations Manager (MOM) as their unattended monitoring solution.

Quest Management Suite for Windows.    An integrated Microsoft Management Console (MMC), the Quest Management Suite for Windows helps IT administrators discover, recover and protect their Windows infrastructure from a single console. The Management Suite for Windows enhances security, streamlines management, and increases system uptime and availability for an entire enterprise. As a result, it increases administrator knowledge and worker productivity. The Quest Management Suite for Windows combines Spotlight on Windows, ERDisk, Quest Patch Management and Quest Central for Microsoft.

Quest Migration Suite for Active Directory.    The Quest Migration Suite for Active Directory is a ZeroIMPACT™ solution for planning and executing migration projects to Active Directory from Windows NT, Novell NDS, or Active Directory. It supports thorough migration planning and Active Directory pruning and grafting—with no interruption to business workflow. Its distributed processing and robust project management features simplify migration processes.

Quest Migration Suite for Exchange.    The Quest Migration Suite for Exchange is also a ZeroIMPACT solution that helps plan and execute migration projects to Exchange 2000/2003 from Exchange 5.5, 2000 or 2003. It helps to ensure seamless migration processes and provides a centralized place for project management as well as analysis tools and reporting mechanisms.

Quest InTrust.    Quest InTrust offers auditing and policy compliance to help systems administrators securely collect, store and report on event data to meet the needs of external regulations, internal policies, and best practices.

Application Management

Our Application Management products include our Foglight and Spotlight products, and for custom J2EE applications, our PerformaSure and JProbe products. We also combine these products into Application Performance Management Suites which pair business-centric views of applications with deep domain expertise to both measure and improve the performance of packaged and custom applications.

Foglight® and Spotlight®.    Foglight is a 24x7 application monitoring solution that provides a holistic view of an entire application and its related components, including application servers, web servers, databases and operating systems. Foglight offers an array of specialized cartridges focused on ERP and CRM applications to provide a complete monitoring solution for a distributed IT environment. Foglight will alert appropriate IT personnel of existing or threatened nonconforming operating conditions so that they can take preventative or corrective actions. Our series of complementary Spotlight diagnostic products allow IT personnel to drill down deeply into the many components of an application, database or other layer of the application stack to identify the root causes of a problem. With these Application Management solutions, administrators can spend less time in reactive mode and more time focusing on improving and managing their IT infrastructures through notification of potential problems before end users are affected, monitoring transaction response time, resolving problems through real-time diagnostics and maintaining strict service level agreements.

PerformaSure® and JProbe®.    Custom-developed J2EE applications require a unique set of performance management solutions to assure performance and reliability across the entire application lifecycle. We provide an integrated solution designed to help all the stakeholders in J2EE application performance management accelerate the detection, diagnosis and resolution of business-threatening performance issues. Our PerformaSure and JProbe solutions provide comprehensive coverage, from code optimization in development, through pre-production testing in quality assurance, to 24x7 performance monitoring once the application goes into production. PerformaSure gives J2EE performance investigators a transaction-centric view of performance so issues may be rapidly identified and repaired before they impact customer experience. A complete performance toolkit for Java code tuning, JProbe helps developers diagnose and resolve performance bottlenecks, memory leaks, excessive garbage collection, threading issues and coverage deficiencies in their J2EE and J2SE applications.

Stat® ACM.    Stat ACM (Application Change Management) helps IT managers lower their PeopleSoft and Oracle E-Business Suite total cost of ownership by providing end-to-end change management and version control. It helps keep up with change configurations and customizations so that they are updated, approved and deployed to instances throughout the application implementation lifecycle. By tracking version control and versioning capabilities as well as process management, change request tracking, requirements management and distributed development support, Stat ACM adds visibility, hides complexity and automates workflow through an easy-to-use GUI environment.

Sales, Marketing and Distribution

We market and sell our products and services worldwide primarily through our direct sales organization. At December 31, 2004, we had approximately 345 direct sales representatives. Approximately three-fourths of our sales representatives are field sales personnel, who sell all of our products other than those sold by our telesales representatives. The remaining one-fourth of our sales representatives are telesales representatives, who sell products such as our Oracle and J2EE development tools that are generally evaluated through Internet downloads rather than on-site technical demonstrations. We have over 187 pre-sales systems engineers who work with these field sales teams to provide technical assistance and demonstrations to sales prospects. We supplement our direct sales organization with indirect sales channels such as value added resellers and systems integrators. We also employ local resellers in certain international territories not covered by our local sales offices.

We have opened sales offices in many major cities of the United States, Europe, Asia and Australia to facilitate close contact between current and potential customers and our field sales organization. Our European operation, which has received considerable focus and investment, has been our fastest growing geographic region over the last several years. In 2003, we began to expand our direct sales efforts into Asia with the opening of a sales office in Japan. In 2004, we continued our expansion into Asia by adding offices in five countries: China, Korea, Hong Kong, Singapore and Malaysia. We continue to invest in our Asia operations by hiring additional industry experienced sales personnel. We are also investing in developing localized versions of certain of our products.

Our marketing efforts are designed to create awareness, generate leads, and assist the worldwide sales organization with converting leads into closed sales. We use a full complement of marketing vehicles including industry trade shows and seminars, user groups and discussion forums, educational white papers and knowledge briefs, electronic and print advertising, webcasts, and direct marketing via electronic and postal mailings. Strategic and channel partners often assist us with the development, funding and execution of our marketing programs. Targeted campaigns and sales programs are developed based on objective, audience and product mix and are executed in our regions around the world to maximize revenue opportunities as quickly as possible.

Our professional services organization complements our direct sales organization by providing customers with a full range of support services, including implementations, configuration services and training. We believe that professional services are important to customer satisfaction and the development of long-term customer relationships.

Customer Service and Support

A high level of customer service and support is critical to the successful marketing and sale of our products and the development of long-term customer relationships. We have a reputation for providing a high level of customer support and believe this is a competitive differentiator. Enrollment in our customer maintenance program is annual and entitles a customer to:

•	problem resolution services,

•	new functional enhancements of a product, and

•	ongoing compatibility with new releases of the database, application or other platform supported by the product.

Customer support is provided domestically through our offices in Irvine and internationally through our offices in Europe and Canada.

Research and Development

We believe that strong research and product development capabilities are essential to enhancing our core technologies and developing additional products. Innovative capabilities, strong product engineering and rich user interfaces are typical Quest attributes. We target ease of implementation and ease of use in designing our products. Our commitment to ongoing product development is reflected in our investments in research and development, which were $60.1 million, $67.4 million and $78.3 million for the years ended December 31, 2002, 2003 and 2004, respectively. We have actively recruited key software engineers and developers with expertise in the areas of Oracle technologies, Java, Microsoft infrastructure technologies, ERP and CRM systems, IBM database technologies and document management. We have also built-up these competencies through small and medium-sized acquisitions. In addition to the U.S., we have major product development operations in Russia, Canada, Australia and Israel.

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

We compete in some cases with the vendors of databases, applications and other systems that our products help to improve and manage. To the extent these vendors are able to include similar or equivalent functionality of our software as standard features of their underlying database solution or application our revenues could be eroded. Competition with Oracle has increased over the last 36 months, for example, with certain of our Database Management products including SharePlex and Quest Central for Oracle. This competition continues to increase with Oracle’s introduction of the current version of its database, known as Oracle 10G. Oracle 10G’s component called Oracle Enterprise Manager has enhanced capabilities in its functions that competed with Quest Central for Oracle and with certain Oracle monitoring capabilities of Foglight. We believe increased competition from Oracle has materially depressed our SharePlex and Quest Central for Oracle revenues over the last several years.

In some cases these platform-vendor-provided tools are bundled with the platform and in other cases they are separately chargeable products, albeit at significantly lower price points. Even if the functionality provided as standard features or lower costs by these system providers is more limited than that of our software, there can be no assurance that a significant number of customers would not elect to accept more limited functionality in lieu of purchasing our products. Moreover, there is substantial risk that the mere announcements of competing products or features by large competitors such as Oracle could result in the delay or cancellation of customer orders for our products in anticipation of the introduction of such new products or features.

We also compete with other vendors of database, application and systems management tools. Public companies with whom we compete include:

•	the large, well established systems management vendors—Oracle, as discussed above, IBM/Tivoli, Hewlett Packard, Computer Associates, BMC Software and Veritas Software, which acquired Precise Software in June 2003 and is in turn being acquired by Symantec;

•	other application and database management vendors such as Mercury Interactive and Embarcadero;

•	providers of Microsoft Active Directory and Exchange management and migration tools, primarily NetIQ and BindView.

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

Because there are relatively low barriers to entry in the software market, we may encounter additional competition as other established and emerging companies enter our field and introduce new products and technologies. Venture capitalists and others have funded numerous application, database and systems management companies. Accordingly, it is likely that new competitors or alliances among current and new competitors will emerge and rapidly gain acceptance.

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

Employees

As of December 31, 2004, we employed 2,257 full-time employees, including 865 in sales and marketing, 79 in professional services, 925 in research and development, 157 in customer service and support and 231 in general and administrative, including information services personnel. We believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support and research and development personnel. Like other software companies, we face intense competition for such personnel, and we have at times experienced and continue to experience difficulty in recruiting qualified personnel. There can be no assurance that we will be successful in attracting, assimilating and retaining other qualified personnel in the future. None of our employees are represented by a labor union; we have never experienced any work stoppages and we believe that our relationships with our employees are good.

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

Item 2.    Properties

Our headquarters and our principal administrative, sales, marketing, support and research and development facilities are currently located in one owned building in Aliso Viejo, California and one leased building in Irvine, California comprising approximately 78,000 and 68,000 square feet of space, respectively. In addition, we lease facilities in Canada, Australia, Israel and Russia for research and development activities. We also operate in approximately twenty field sales offices in North and South America, Europe and Asia Pacific.

In March 2004, we purchased the building in Aliso Viejo, California and have moved approximately one half of our headquarters personnel into this building. We have also exercised an option to purchase the adjacent building consisting of approximately 92,000 square feet and expect to move the remainder of our headquarters personnel into that building by November 2005. See “Liquidity and Capital Resources” in Item 7 “Managements Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion about costs associated with this purchase and related move.

Item 3.    Legal Proceedings

On July 2, 2002, Computer Associates International, Inc. (“CA”) filed a complaint against us and four of our employees in the U.S. District Court for the Northern District of Illinois alleging copyright infringement and trade secret misappropriation in connection with the development of our Quest Central for DB2 product and seeking injunctive relief and unspecified money damages. The complaint was amended in May 2003 to add another Quest employee as a defendant and to assert breach of contract claims against three of the individual defendants. In July 2004, the Court entered an order preliminarily enjoining our use, marketing, licensing or distribution of Quest Central for DB2, pending trial, based upon its determination that CA is likely to prove its claims of copyright infringement or trade secret misappropriation. We are permitted by the terms of the order to continue providing technical support and product maintenance to existing users of Quest Central for DB2. Our appeal of the preliminary injunction order is pending. The related products accounted for approximately 3% of total revenues in the six months ended June 30, 2004 and the year ended December 31, 2003. We have established a loss contingency reserve in the amount of $ 16.0 million, which reflects our current estimate of the value to Quest of settling this litigation and removing the injunction so that we could promptly resume selling our Quest Central for DB2 products. We are engaged in settlement discussions with Computer Associates in connection with a mediation process initiated by the Seventh Circuit Court of Appeals. There can be no assurance that we will be able to reach a settlement on terms and conditions acceptable to Quest or at all. If settlement discussions do not result in a settlement, we will continue to incur substantial legal expenses in the appeal of the preliminary injunction order and defense of these claims, which may also divert management’s attention from the day-to-day operations of our business.

The securities class action litigation filed in July 2003 and described in our filings since then was dismissed with prejudice at no cost to the company other than our litigation defense costs. The related state derivative action was also dismissed in February 2005.

We are a party to other litigation, which we consider to be routine and incidental to our business. Management does not expect the results of any of these actions to have a material adverse effect on our results of operations or financial condition.

In the normal course of our business, we enter into certain types of agreements that require us to indemnify or guarantee the obligations of other parties. These commitments include (i) intellectual property indemnities to licensees of our software products, (ii) indemnities to certain lessors under office space leases for certain claims arising from our use or occupancy of the related premises, or for the obligations of our subsidiaries under leasing arrangements, (iii) indemnities to customers, vendors and service providers for claims based on negligence or willful misconduct of our employees and agents, and (iv) indemnities to our directors and officers to the maximum extent permitted under applicable law. The terms and duration of these commitments varies and, in some cases, may be indefinite, and certain of these commitments do not limit the maximum amount of future payments we could become obligated to make thereunder; accordingly, our actual aggregate maximum exposure related to these types of commitments cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for obligations of this nature, and no liabilities have been recorded for these obligations in our financial statements included in this report as the estimated fair value of these obligations as of December 31, 2004 was considered nominal.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ National Market under the symbol “QSFT.” The following table sets forth the high and low sale prices on the NASDAQ National Market for our common stock for the periods indicated.

	Price Range of Common Stock
	High	Low
2003:
First Quarter	$12.79	$8.92
Second Quarter	13.56	8.90
Third Quarter	13.50	8.50
Fourth Quarter	16.14	12.13
2004:
First Quarter	$17.81	$13.99
Second Quarter	16.90	11.00
Third Quarter	12.91	9.61
Fourth Quarter	16.59	11.19

On February 22, 2005, the closing price of our common stock on the NASDAQ National Market was $14.04 per share. As of February 22, 2005, there were 197 holders of record of our common stock (not including beneficial holders of shares held in “street name”).

We have never declared or paid any cash dividends on our common stock and do not expect to do so in the foreseeable future. We currently intend to retain all available funds for use in the operation and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual and legal restrictions and other factors the board deems relevant.

Item 6.    Selected Financial Data

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Licenses	$126,767	$174,134	$160,636	$179,560	$225,032
Services	38,820	72,389	94,946	124,728	164,431

Total revenues	165,587	246,523	255,582	304,288	389,463
Cost of revenues:
Licenses	3,571	4,510	3,539	4,312	3,958
Services	11,071	18,985	17,913	21,365	29,646
Amortization of purchased technology	5,038	8,003	5,744	7,675	8,107

Total cost of revenues	19,680	31,498	27,196	33,352	41,711
Gross profit	145,907	215,025	228,386	270,936	347,752
Operating expenses:
Sales and marketing	79,763	124,079	128,570	144,460	170,702
Research and development	41,984	63,334	60,051	67,448	78,305
General and administrative	18,078	24,589	24,971	29,656	36,493
Intangible asset and goodwill amortization (1)	35,958	56,724	2,037	3,390	5,212
In-process research and development	—	—	2,900	—	6,980
Litigation loss contingency	—	—	—	—	16,000

Total operating expenses	175,783	268,726	218,529	244,954	313,692
Gain on sale of Vista Plus product suite (2)	—	—	—	—	29,574

Income (loss) from operations	(29,876)	(53,701)	9,857	25,982	63,634
Other income, net	11,603	3,803	8,651	7,637	8,976

Income (loss) before income tax provision	(18,273)	(49,898)	18,508	33,619	72,610
Income tax provision	6,805	5,861	8,124	12,103	25,390

Net income (loss)	$(25,078)	$(55,759)	$10,384	$21,516	$47,220

Basic net income (loss) per share	$(0.30)	$(0.64)	$0.12	$0.23	$0.50
Diluted net income (loss) per share	$(0.30)	$(0.64)	$0.11	$0.23	$0.48
Weighted average shares outstanding:
Basic	84,993	87,632	90,065	92,081	94,622
Diluted	84,993	87,632	92,820	94,231	98,158

(1)	We adopted SFAS No. 142 and discontinued amortizing goodwill in 2002. See Note 1 of “Notes to Consolidated Financial Statements.”
(2)	See Note 4 of “Notes to Consolidated Financial Statements.”

	December 31,
	2000	2001	2002	2003	2004
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$151,826	$207,156	$207,546	$278,366	$297,576
Total assets	534,172	540,125	591,281	667,811	843,351	(1)
Current and long-term portion of deferred revenue	32,052	50,395	63,210	83,373	127,253
Long-term obligations	6,422	5,140	5,941	1,677	6,295	(1)

(1)	Total assets and long-term obligations as of December 31, 2004 reflect an adjustment to corresponding amounts in our balance sheet data included with our preliminary 2004 operating results announced on February 2, 2005 (and included in our Current Report on Form 8-K filed on the same day) as the result of a $1.1 million reclassification between current deferred income tax assets and long-term deferred income tax liabilities. There was no income statement or cash flow impact from this adjustment.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations (“MD&A”) also should be read in conjunction with the consolidated financial statements and notes to those statements included elsewhere in this Report. Certain statements in this Report, including statements regarding our business strategies, operations, financial conditions and prospects, are forward-looking statements. Use of the words “believe,” “expect,” “anticipate,” “will,” “contemplate,” “would” and similar expressions that contemplate future events may identify forward-looking statements.

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

Overview and Business Model

We are an independent software vendor of a broad portfolio of products that improve information technology operations. We focus our efforts on products for widely adopted software platforms such as the Oracle, IBM DB2 and Microsoft SQL Server database management systems, the Microsoft Windows Server, Active Directory and Exchange systems, the packaged enterprise software applications provided by companies such as SAP, Oracle, PeopleSoft, Siebel and the J2EE platform for custom application development. Products for the Oracle databases were traditionally our core product set. Over the last three years, the revenue contribution from Oracle database-only products has declined as a percentage of total revenues because of reduced revenues from our High Availability and Quest Central for Oracle products and because of our efforts to build and acquire products outside of the Oracle database market, especially in the areas of Application Performance Management and Microsoft Windows Management. Additional information about our products can be found under the discussion above under the heading “Business.”

Our revenue consists primarily of software license fees and maintenance fees from customers. Our software-licensing model is primarily based on perpetual license fees, and our license fees are calculated either on a per-server basis or a per seat basis, depending on the product. Maintenance contracts entitle a customer to technical support via telephone and the internet and unspecified maintenance releases, updates and enhancements. First-year maintenance contracts are typically sold with the related software license and renewed on an annual basis thereafter. Annual maintenance renewal fees are priced as a percentage of the net initial purchase fee of a perpetual license and first year post-contract support. Maintenance revenue is based on vendor-specific objective evidence of fair value and amortized over the term of the maintenance contract, typically 12 months. We also provide consulting and training services, which relate to installation of our products and do not include significant customization to or development of the underlying software code. Consulting and training service revenues are recognized as the services are performed and represent approximately 12% of total services revenues.

We invest heavily in R&D in order to design and develop a wide variety of products and technologies that will be attractive to customers. In addition, we are a direct-sales driven organization that expends significant selling costs in order to secure new customer license sales and the follow-on maintenance revenue stream that can continue forward beyond the initial license sale year.

Trends in Our Business

As discussed in more detail throughout our MD&A:

•	Results of operations improved significantly from fiscal 2002 to fiscal 2003 and again from fiscal 2003 to fiscal 2004. This improvement is defined by an increase in total revenues, higher income from operations as a percentage of total revenues (“operating margin”), higher income from operations and higher net income.

•	From 2002 to 2003, total revenues increased 19.1% to $304.3 million and total expenses increased 13.3% to $278.3 million, resulting in an increase in operating margins of 460 basis points from 3.9% to 8.5%, an increase in income from operations from $9.9 million to $26.0 million and an increase in net income from $10.4 million to $21.5 million.

•	From 2003 to 2004, total revenues increased 28.0% to $389.5 million and total expenses increased 27.7% to $355.4 million, resulting in an increase in operating margins of 780 basis points from 8.5% to 16.3%, an increase in income from operations from $26.0 million to $63.6 million and an increase in net income from $21.5 million to $47.2 million. The 2004 operating margin included a gain of $29.6 million from the sale of our Vista Plus output management product line, a litigation loss provision of $16.0 million and in-process research and development charges of $7.0 million. No such gains or charges were recorded in 2003.

•	Specific contributors to 2003 and 2004 revenue growth are discussed below. In summary, our Microsoft systems management products were the primary product contributor to revenue growth from 2002 to 2004. Our Development and Deployment product family also contributed significantly to revenue growth in 2004. Licenses and services revenue growth by our North American operations and Rest of World operations, primarily Europe, are provided below. The North American operations were the largest contributor to absolute license and services revenue growth from 2002 to 2004. Rest of World percentage license and services revenue growth was higher in these periods, except that both operations showed similar license revenue growth rates from 2002 to 2003.

•	Acquisitions contributed materially to revenue growth in 2003 and 2004. We acquired Sitraka Inc. in November 2002. Inclusion of a full year of Sitraka’s revenues in 2003 results compared to two months in our 2002 results contributed approximately $9 million of the $48.7 million increase in total revenues in 2003. We acquired Aelita Software Corporation in March 2004. We estimate Aelita’s contribution to our 2004 total revenues at approximately $43 million representing approximately one half of our absolute revenue growth in 2004 over 2003. Results of operations from Aelita, Sitraka and other acquisitions are included in our consolidated statements of operations from the respective dates of acquisition. For more information concerning our acquisitions during the periods presented herein, see Note 4 of “Notes to Consolidated Financial Statements.” We expect to continue to evaluate a variety of strategic investment and acquisition opportunities.

•	Devaluation of the U.S. Dollar relative to non-dollar currencies, primarily the Euro and the British Pound, contributed to total revenues and operating expenses growth in 2003 and 2004 as quantified in the revenues and operating expenses discussions below for each period.

•	Our primary expenses are our personnel costs, which include compensation and benefits and costs of office facilities and travel and entertainment, which are a function of our world-wide headcount. We estimate that these personnel related costs represented approximately 73.0% of total expenses in 2004. Our headcount at the end of fiscal 2004 was approximately 2,250 compared to approximately 1,725 at the end of fiscal 2003. The acquisition of Aelita accounted for approximately 400 of the total increase in personnel in the Quest organization during 2004.

•	Under the pending new accounting rules for stock-based compensation, we will begin to expense outstanding and newly granted stock options in the quarter ending September 30, 2005. This will substantially increase our stock-based compensation expense, a non-cash expense, and will substantially reduce our operating margins. As discussed in Note 1 of “Notes to Consolidated Financial Statements,” inclusion of the compensation cost related to the fair value of stock option grants in our financial results would have reduced 2004 net income from $47.2 million to $20.5 million and would have reduced 2003 net income from $21.5 million to a $5.7 million loss.

•

In September 2004, we sold our Vista Plus output management product line and related assets and certain customer support obligations to Open Text Corporation (“Open Text”), for approximately $24.5 million in cash. The assets sold were primarily comprised of intellectual property, a customer list, contracts, certain receivables and fixed assets. Open Text assumed certain customer support obligations of the Vista Plus output management product line, which resulted in an approximately $6.2 million reduction in deferred revenues on our September 30, 2004 balance sheet. The sale resulted in a pretax gain of approximately $29.6 million. The Vista Plus output management product line generated approximately $17.6 million and $10.6 million in total revenues in 2003 and through the first nine months of 2004, respectively, the bulk of which was maintenance revenue. This disposition enables Quest to increase our focus on our core application, database and infrastructure management markets.

•	In 2005, we expect to continue to grow licenses and services revenues. We expect this growth to continue to be weighted toward a stronger fourth quarter, similar to the last several years. This generally means that operating income margins are expected to be lower than the full year average in early quarters and higher than average in the fourth quarter. We expanded our Asia Pacific sales capabilities and added offices in five regions—China, Korea, Hong Kong, Singapore and Malaysia—during 2004. We also expect to continue to expand our direct sales footprint by adding sales representatives and pre-sales personnel in existing geographies. We expect that these various investments will take time to bear results. Although our investments in a broader field sales presence have generally been successful, most notably in Europe, there can be no assurance that future efforts will achieve the same result.

Results of Operations

Except as otherwise indicated, the following are percentage of total revenues:

	Year Ended December 31,
	2002	2003	2004
Revenues:
Licenses	62.9%	59.0%	57.8%
Services	37.1	41.0	42.2

Total revenues	100.0	100.0	100.0

Cost of revenues:
Licenses	1.4	1.4	1.0
Services	7.0	7.0	7.6
Amortization of purchased technology	2.2	2.5	2.1

Total cost of revenues	10.6	10.9	10.7

Gross profit	89.4	89.1	89.3
Operating expenses:
Sales and marketing	50.3	47.5	43.8
Research and development	23.5	22.2	20.1
General and administrative	9.8	9.7	9.4
Amortization of other purchased intangible assets	0.8	1.1	1.3
In-process research and development (1)	1.1	—	1.8
Litigation loss provision (2)	—	—	4.1

Total operating expenses	85.5	80.5	80.5
Gain on sale of Vista Plus product suite (1)	—	—	7.6

Income from operations	3.9	8.6	16.4
Other income, net	3.4	2.6	2.3

Income before income tax provision	7.3	11.2	18.7
Income tax provision	3.2	4.0	6.5

Net income	4.1%	7.2%	12.2%

As a percentage of related revenues:
Cost of licenses	2.2%	2.4%	1.8%
Cost of services	18.9%	17.1%	18.0%

(1)	See Note 4 to the “Notes to Consolidated Financial Statements”
(2)	See Note 14 to the “Notes to Consolidated Financial Statements”

Comparison of Fiscal Years Ended December 31, 2003 and 2004

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages):

			Increase
	2003	2004	Dollars	Percentage
Revenues:
Licenses
North America	$126,149	$148,657	$22,508	17.8%
Rest of World	53,411	76,375	22,964	43.0%

Total license revenues	179,560	225,032	45,472	25.3%

Services
North America	94,408	121,081	26,673	28.3%
Rest of World	30,320	43,350	13,030	43.0%

Total service revenues	124,728	164,431	39,703	31.8%

Total revenues	$304,288	$389,463	$85,175	28.0%

Licenses Revenues—Growth in license revenues for the twelve months ended December 31, 2004, is primarily a result of robust sales within our Microsoft Systems Management and Development and Deployment product lines. The license revenue contribution from the acquired Aelita products has become less identifiable because we have created product suites comprising both Aelita and Quest Microsoft systems management products and because in some cases Aelita products have replaced comparable Quest products. We nonetheless estimate that acquired Aelita products contributed approximately 50% to license revenues growth from 2003 to 2004. We also noted particular strength of the sales of Aelita products in EMEA. The Microsoft Windows management products now represent approximately 33% of total software license sales for the year ended December 31, 2004. Software license sales of our Development and Deployment products increased approximately 24% from 2003 to 2004, and these products also showed particular strength in Europe. A major new release of our TOAD Oracle database development product was a primary driver of license revenues growth in this product line. In the twelve months ended December 31, 2004, the decline of the U.S. Dollar against the Euro and British Pound contributed approximately $6.3 million to the year over year increase in license revenues. Our currency-adjusted license revenue growth rate would have been 21.8%, compared to the 25.3% mentioned above.

Services Revenues—The largest component of service revenues is maintenance revenue. Services revenues also include fees for consulting and training services. Three factors were the primary contributors to our 31.8% growth in services revenues. First, Aelita contributed approximately $15.0 million in maintenance revenue for the year ended December 31, 2004. Second, maintenance revenues from renewals of annual maintenance agreements have continued to grow. Third, revenues from post-sales consulting and training increased from $12.4 million in 2003 to $19.6 million in 2004, representing a 57.6% increase. Post-sales consulting and training as a percentage of total service revenues represented 10.0% and 11.9% in the twelve months ended December 31, 2003 and 2004, respectively. In the twelve months ended December 31, 2004, devaluation of the U.S. Dollar against the Euro and British Pound contributed approximately $2.4 million to the year over year increase in services revenues. Our currency-adjusted services revenue growth rate would have been 29.9%, compared to 31.8% mentioned above.

As our software maintenance customer base grows, the renewal rate has a larger influence on the software maintenance revenue growth rate and the amount of new software license revenues has a diminishing effect. Therefore, the growth rate of software maintenance revenues does not necessarily correlate directly to the growth rate of new software license revenues in a given period. The primary determinant of changes in our software maintenance revenue profile is the rate at which our customers renew their annual maintenance and support agreements. If our maintenance renewal rates were to decline materially, our maintenance revenues and total revenues would likely decline materially as well. Although we do not currently expect our maintenance renewal rates to deteriorate, there can be no assurance they will not.

Cost of Revenues

Total cost of revenues and year-over-year changes are as follows (in thousands, except for percentages):

			Increase (Decrease)
	2003	2004	Dollars	Percentage
Cost of Revenues:
Licenses	$4,312	$3,958	$(354)	(8.2)%
Services	21,365	29,646	8,281	38.8%
Amortization of purchased technology	7,675	8,107	432	5.6%

Total cost of revenues	$33,352	$41,711	$8,359	25.1%

Cost of Licenses—Cost of licenses primarily consists of third-party software royalties, product packaging, documentation, duplication, delivery and personnel costs. Cost of licenses as a percentage of license revenues was 2.4% and 1.8% for the twelve months ended December 31, 2003 and 2004, respectively. The percentage of revenue decrease is primarily the result of reduced license sales of royalty-bearing products.

Cost of Services—Cost of services primarily consists of personnel, outside consultants, facilities and systems costs used in providing support, consulting and training services. The increase in cost of services is primarily due to an increase of $2.2 million in fees paid to outside professional services consultants in support of product deployments and to a 15% increase in headcount, including the additional headcount from the acquisition of Aelita. Cost of services as a percentage of service revenues increased to 18.0% in the twelve months ended December 31, 2004, compared to 17.1% in the comparable period of 2003.

Amortization of Purchased Technology—Amortization of purchased technology includes amortization of the fair value of acquired technology associated with acquisitions made from 2001 through the end of 2004. We expect amortization of purchased technology to be at least $8.0 million in the year ending 2005.

Operating Expenses

Year-over-year changes in the principal components of our operating expenses are as follows (in thousands, except for percentages):

			Increase
	2003	2004	Dollars	Percentage
Operating Expenses:
Sales and marketing	$144,460	$170,702	$26,242	18.2%
Research and development	67,448	78,305	10,857	16.1%
General and administrative	29,656	36,493	6,837	23.1%
Amortization of other purchased intangible assets	3,390	5,212	1,822	53.7%
In-process research and development	—	6,980	6,980	—%
Litigation loss provision	—	16,000	16,000	—%

Total operating expenses	$244,954	$313,692	$68,738	28.1%

Sales and Marketing—Sales and marketing expenses consist primarily of the following types of costs related to our sales and marketing activities: compensation and benefits for personnel; sales commissions; facilities and Information Systems (“IS”); trade shows; travel and entertainment; and marketing communications programs. The increase in sales and marketing expense is primarily attributable to additional headcount from the Aelita acquisition, which contributed approximately $15.4 million in the twelve months ended December 31, 2004, and sales commission expense, which increased $7.8 million year-over-year, as a result of higher license revenues. Sales and marketing expenses as a percentage of total revenues were 47.5% and 43.8% in 2003 and

2004, respectively. The decline in expenses as a percentage of total revenues is primarily attributable to increasing productivity in our sales organization. In the twelve months ended December 31, 2004, the decline of the U.S. Dollar against the Euro and British Pound contributed approximately $5.4 million to the year-over-year increase in sales and marketing expenses.

Research and Development—Research and development expenses consist primarily of compensation and benefit costs for software developers, software product managers, quality assurance and technical documentation personnel, associated facilities and IS costs and payments made to outside software development consultants in connection with our ongoing efforts to enhance our core technologies and develop additional products. Research and development expenses as a percentage of total revenues were 22.2% and 20.1% in 2003 and 2004, respectively. The absolute dollar increase in research and development expenses is primarily due to increased headcount associated with the Aelita acquisition. Aelita contributed $6.7 million to research and development costs in 2004. In the twelve months ended December 31, 2004, the decline of the U.S. Dollar against the Euro and British Pound contributed approximately $0.9 million to the year-over-year increase in research and development expenses.

General and Administrative—General and administrative expenses consist primarily of compensation and benefit costs for our executive, finance, legal, administrative and IS personnel, professional fees for audit, tax and legal services, and associated facilities and IS costs. General and administrative expenses as a percentage of total revenues were 9.7% and 9.4% in 2003 and 2004, respectively. The increase in general and administrative costs in both periods is primarily due to higher compensation costs ($4.0 million), increased accounting fees associated with Sarbanes-Oxley compliance efforts ($1.4 million) and increased litigation defense costs associated with ongoing litigation ($0.4 million). In the twelve months ended December 31, 2004, the decline of the U.S. Dollar against the Euro and British Pound contributed approximately $0.5 million to the year-over-year increase in general and administrative expenses.

Amortization of Other Purchased Intangible Assets—Amortization of other purchased intangible assets includes the amortization of customer lists, trademarks, non-compete agreements and maintenance contracts associated with acquisitions. The increase in amortization expense is due to the purchase of intangible assets in conjunction with acquisitions during the first two quarters of 2004. We expect amortization of other purchased intangible assets to be at least $4.9 million in the year ending 2005.

Other Income, Net

Other income, net includes interest income on our investment portfolio, and gains and losses from foreign exchange fluctuations, as well as gains or losses on other financial assets. Other income, net increased by $1.4 million to $9.0 million in the twelve months ended December 31, 2004 compared to $7.6 million in the comparable period of 2003. This increase is due to an impairment charge included in other income in 2003 of $3.5 million relating to our investment in an aircraft. The increase is partially offset by lower foreign currency gains in 2004. Foreign currency gains were $6.2 million and $3.2 million in 2003 and 2004, respectively. These gains are primarily attributable to foreign currency fluctuations on certain non-U.S. Dollar denominated assets, primarily accounts receivable and cash held in British Pounds and Euros, which appreciated 7.4% and 7.6%, respectively, against the U.S. Dollar in 2004. Our net interest income was $6.7 million in 2004 versus $5.9 million in 2003.

Income Tax Provision

During the twelve months ended December 31, 2004, the provision for income taxes increased to $25.4 million from $12.1 million in the comparable period of 2003, representing an increase of $13.3 million. The effective income tax rate for 2003 and 2004 was approximately 36.0% and 35.0%, respectively.

Comparison of Fiscal Years Ended December 31, 2002 and 2003

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages):

			Increase
	2002	2003	Dollars	Percentage
Revenues:
Licenses
North America	$113,127	$126,149	$13,022	11.5%
Rest of World	47,509	53,411	5,902	12.4%

Total license revenues	160,636	179,560	18,924	11.8%

Services
North America	77,070	94,408	17,338	22.5%
Rest of World	17,876	30,320	12,444	69.6%

Total service revenues	94,946	124,728	29,782	31.4%

Total revenues	$255,582	$304,288	$48,706	19.1%

Licenses Revenues—Total licenses revenues growth of $18.9 million in 2003 benefited from an $8.0 million contribution by Sitraka, Inc. acquired in November 2002 and an approximately $7.0 million contribution from the impact of the devaluation of the U.S. Dollar in 2003 relative to certain foreign currencies, primarily the Euro and the British Pound. We saw growth year-over-year primarily in our Application Performance Management products, with Foglight being the main contributor to the growth. Licenses revenues growth was partly offset by lower sales of our high availability products for Oracle and our Vista output management products.

Services Revenues—Higher revenues from support renewals primarily contributed to the growth in services revenues, with an increasing base of products and customers we are supporting and, we believe, higher support renewal rates. Services revenues also benefited from a contribution of approximately $2.0 million from the impact of the devaluation of the U.S. Dollar in 2003 relative to certain foreign currencies, primarily the Euro and the British Pound and, to a much lesser extent, support revenues from the acquired base of Sitraka customers. Professional services as a percentage of total services revenues represented 10.0% in 2003 and 9.9% in 2002.

Cost of Revenues

Total cost of revenues and year-over-year changes are as follows (in thousands, except for percentages):

			Increase
	2002	2003	Dollars	Percentage
Cost of Revenues:
Licenses	$3,539	$4,312	$773	21.8%
Services	17,913	21,365	3,452	19.3%
Amortization of purchased technology	5,744	7,675	1,931	33.6%

Total cost of revenues	$27,196	$33,352	$6,156	22.6%

Cost of Licenses—Cost of licenses as a percentage of license revenues was 2.4% for 2003, compared with 2.2% in 2002.

Cost of Services—Cost of services as a percentage of service revenues declined to 17.1% for 2003, compared to 18.9% for 2002. The increase in the absolute amounts of cost of services is primarily due to an increase in fees paid to outside professional services consultants in support of product deployments ($1.2 million), an increase in the number of technical support personnel and consultants, mainly from the acquisition of Sitraka, as well as the impact from the devaluation of the U.S. Dollar relative to certain foreign currencies, primarily the Euro and the British Pound ($0.5 million). The margin improvement is primarily due to our continued increase in customer maintenance and support revenues with a lower associated increase in headcount.

Amortization of Purchased Technology—The increase in amortization of purchased technology is primarily due to amortization of purchased intangible assets related to the acquisitions of eCritical and Discus in the second quarter of 2003 and Sitraka in 2002, offset slightly by purchased intangible assets from acquisitions made in 2000 that were fully amortized by the beginning and middle of the year ended December 31, 2003. See Note 5 of the “Notes to Consolidated Financial Statements” for discussion of estimated future amortization expense. The useful lives of the acquired technologies range from two to seven years. See “Critical Accounting Policies and Estimates” for additional discussion regarding accounting for intangible assets.

Operating Expenses

Year-over-year changes in the principal components of our operating expenses are as follows (in thousands, except for percentages):

			Increase (Decrease)
	2002	2003	Dollars	Percentage
Operating Expenses:
Sales and marketing	$128,570	$144,460	$15,890	12.4%
Research and development	60,051	67,448	7,397	12.3%
General and administrative	24,971	29,656	4,685	18.8%
Amortization of other purchased intangible assets	2,037	3,390	1,353	66.4%
In-process research and development	2,900	—	(2,900)	—%

Total operating expenses	$218,529	$244,954	$26,425	12.1%

Sales and Marketing—Sales and marketing expenses as a percentage of total revenues were 47.5% in 2003 compared to 50.3% in 2002. The absolute increase in sales and marketing expenses resulted from increased labor expenses ($8.8 million), primarily due to additional headcount from our acquisition of Sitraka, higher salary and commission rate in 2003 and to the U.S. Dollar devaluation ($5.4 million). In addition, employee severance costs contributed approximately $1.4 million to sales and marketing expenses in 2003. These increases were offset somewhat by lower marketing program costs in 2003 ($1.8 million), primarily related to advertising and tradeshows. Sales and marketing expenses declined year-over-year on a percentage of revenues basis because of lower marketing costs in 2003 and reduced sales headcount in the third and fourth quarters of 2003.

Research and Development—Research and development expenses as a percentage of total revenues were 22.2% in 2003 compared to 23.5% in 2002. Additional headcount from our acquisition of Sitraka was the primary reason for the absolute increase in research and development expenses. The devaluation of the U.S. Dollar to the Australian and Canadian Dollars also contributed approximately $2.7 million to the expense increase, because we have significant development facilities in Australia and Canada.

General and Administrative—General and administrative expenses as a percentage of total revenues were 9.7% in 2003 and 9.8% in 2002. The absolute increase in general and administrative expenses is primarily attributable to the inclusion of Sitraka’s general and administrative expenses ($1.2 million), the currency effect of the U.S. Dollar devaluation ($0.9 million), and higher accounting and legal fees. External accounting and legal fees alone increased by approximately $1.0 million in 2003 compared to 2002, with litigation defense costs and Sarbanes-Oxley compliance costs being the primary components.

Amortization of Other Purchased Intangible Assets—Amortization of other purchased intangible assets includes the amortization of customer lists, trademarks and non-compete agreements associated with acquisitions. The increase in amortization is a result of the recent acquisitions, including Sitraka.

Other Income, Net

Other income, net includes interest income on our investment portfolio and gains and losses from foreign exchange fluctuations, as well as gains or losses on other financial assets or investments. Interest income, net decreased 33.7% from $8.9 million in 2002 to $5.9 million in 2003 as a result of lower reinvestment rates and, on average, a reduced investment portfolio. Foreign currency gains of $6.2 million were included in other income, net in 2003 as compared to $2.1 million of such gains included in 2002. The 2003 gains were primarily attributable to foreign currency fluctuations on certain non-U.S. Dollar denominated assets, primarily accounts receivable held in British Pounds and Euros, which appreciated 10.9% and 19.8%, respectively, against the U.S. Dollar in 2003. Other income, net in 2003 also includes an impairment charge of $3.5 million incurred in the fourth quarter of 2003 relating to our investment in an aircraft.

Income Tax Provision

Provision for income taxes increased to $12.1 million in 2003 from $8.1 million in 2002, representing an increase of $4.0 million or 49.0%. The effective income tax rate in 2003 was 36.0% compared to 43.9% in 2002. The decline in the effective tax rate is largely the result of higher profitability of certain of our non-U.S. subsidiaries, which are subject to a lower effective tax rate primarily as a result of reversal of valuation allowances on historical net operating losses incurred in such jurisdictions.

Inflation

Inflation has not had a significant effect on our results of operations or financial position for the years ended December 31, 2002, 2003 and 2004.

Liquidity and Capital Resources

Year-over-year changes in the principal components of our liquidity and capital resources are as follows (in thousands, except for percentages):

	2002	% Change	2003	% Change	2004
Cash and cash equivalents and short-term marketable securities	$92,124	2.3%	$94,206	42.3%	$134,049
Long-term government and government agency securities	115,422	59.6	184,160	(11.2)	163,527

Total cash, cash equivalents and securities investments	$207,546	34.1	$278,366	6.9	$297,576

Net cash provided by operating activities	$53,230	44.0%	$76,651	25.4%	$96,106
Net cash used in investing activities	(21,885)	266.4	(80,191)	(5.7)	(75,646)
Net cash provided by financing activities	4,013	138.4	9,566	238.9	32,421

Operating Activities

Our primary source of operating cash flows is cash collections from our customers following the purchase of new software licenses, maintenance and support and post-sale consulting and training. Our primary use of cash from operating activities is for compensation and personnel-related expenditures.

The increase in net cash provided by operating activities from 2003 to 2004 is primarily due to the increase in our earnings from net income of $21.5 million in 2003 to $47.2 million in 2004. During 2002, 2003 and 2004 our cash flows from operations were primarily derived from (i) our earnings from operations prior to non-cash expenses, which were then adjusted for gains or losses resulting from sale or impairment of assets; (ii) the addback of depreciation and amortization costs, which represent a non-cash expense, which contributed between $23.4 million and $26.6 million per year to cash flow over the 2002 to 2004 period; (iii) the tax benefit related to stock options exercised, which reduces our cash outlay for income tax expense; and (iv) changes in our working capital. Working capital changes are mostly driven by deferred revenue (representing net cash inflows of $9.4 million, $19.6 million and $41.4 million in the 2002, 2003 and 2004 periods, respectively), which primarily represent the receipt of cash payments for maintenance support, which will be delivered over the coming twelve month period. This substantial cash inflow is partially offset by growth in accounts receivable of $14.6 million and $34.3 million over the last two years. The increase in receivables is the result of both our overall revenue growth as well as growth in our European geography, which generally has longer payment terms with customers.

In the future, we expect cash will continue to be generated from our operations. We plan to use cash generated from operations to invest in short and long-term marketable securities consistent with past investment practices. We also plan to use cash generated from operations to fund other strategic investment and acquisition opportunities that we continue to evaluate.

Investing Activities

Our primary source of investing cash flows is from sales and maturities of marketable securities. Our primary uses of cash from investing activities are from purchases of property, equipment and marketable securities and payments for acquisitions.

Cash used in investing activities in the twelve months ended December 31, 2004, consists of $96.7 million net cash paid for acquisitions and $31.9 million in capital expenditures, including the purchase of our building, partially offset by $30.4 million net cash received from sales and maturities of marketable securities and cash proceeds of $22.5 million received from the sale of our Vista Plus output management product line as described in Note 4 to the “Notes to Consolidated Financial Statements.” Cash used in investing activities in the 2003 period consists of $4.8 million net cash paid for acquisitions, $6.7 million in capital expenditures and $68.7 million net cash paid for marketable securities. Cash used in investing activities in the 2002 period consists of $56.8 million net cash paid for acquisitions, $3.0 million in capital expenditures, partially offset by $35.2 million net cash received from sales and maturities of marketable securities, $1.9 million from the sale of an aircraft and $0.9 million in proceeds from a sale of equity investments.

Capital expenditures in the twelve months ended December 31, 2004 included $14.9 million to purchase a building and the remainder for furniture and fixtures for the new building as well as information technology hardware and software purchases. The building, located in Aliso Viejo, California, comprises approximately 78,000 square feet. Cash paid for costs of improvements related to this building were approximately $8.4 million through the twelve months ended December 31, 2004.

On December 9, 2004, we entered into an agreement to purchase a second building located in Aliso Viejo, California, adjacent to our existing Aliso Viejo building, comprising approximately 89,000 square feet for approximately $18.6 million. The purchase price is subject to increase by one-half percent (0.5%) for each thirty (30) day period after November 15, 2004 until the completion of the purchase, which is expected to occur in May 2005. We exercised our option to lease back approximately 8,000 square feet of this building back to the seller. We intend to move our remaining Irvine operations into this new building in stages over the next three quarters. We expect costs of improvements for this new building to be approximately $10.0 million to $11.0 million.

Financing Activities

Our primary sources of financing cash flows are from a repurchase agreement and issuances of our common stock under employee stock option and stock purchase plans. Our primary use of cash from financing activities is for repayment of our repurchase agreement, as described below, and repayment of notes payable.

The increase in net cash provided by financing activities from 2003 to 2004 is primarily due to net proceeds of $12.1 million from a repurchase agreement, as described below, and an increase of $7.2 million in proceeds from stock options exercised. Proceeds received from our stock option plans were $1.8 million, $9.5 million and $16.7 million in 2002, 2003 and 2004, respectively. Annual proceeds received from our employee stock purchase plan were approximately $4.5 to $4.8 million in the 2002 to 2004 periods. In April 2004, our Board of Directors elected to terminate the employee stock purchase plan effective July 31, 2004.

We entered into a repurchase agreement in March 2004, utilizing $67.6 million of our investment securities as collateral. The cash proceeds of this transaction were used to provide funding for our acquisition of Aelita and our purchase of a new office facility. Our remaining obligation under this agreement was paid in full in February 2005.

Our Board of Directors authorized a stock repurchase program for up to five million shares of our common stock. As of December 31, 2004, we had repurchased approximately 1.7 million shares of our common stock under this program for an aggregate cost of approximately $58.0 million. No shares of common stock were repurchased under this plan during 2003 or 2004.

Based on our current operating plan, we believe that our existing cash, cash equivalents, investment balances and cash flows from operations will be sufficient to finance our working capital, building and capital expenditure requirements through at least the next 12 to 24 months. If we are not able to generate or sustain positive cash flow from operations, we would be required to use existing cash, cash equivalents and investment balances to support our working capital. Our ability to generate cash from operations is subject to substantial risks described below under the caption “Risk Factors.”

Contractual Obligations

As of December 31, 2004, our contractual obligations or commercial commitments include our facility lease commitments and operating leases for office facilities and certain items of equipment. In addition, we are committed to pay additional capital contributions to a private equity fund totaling $1.2 million as capital calls are made. We do not have any off-balance sheet arrangements that could reduce our liquidity.

The following table summarizes our obligations as of December 31, 2004 and the effect we expect such obligations to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Operating Lease Obligations	$34,854	$14,752	$14,493	$3,995	$1,614
Capital Lease Obligations	700	323	340	37	—
Purchase Obligations (a)	15,287	15,161	126	—	—
Building Obligation (b)	19,190	19,190	—	—	—

Total Contractual Cash Obligations	$70,031	$49,426	$14,959	$4,032	$1,614

(a)	Includes the remaining obligation under our repurchase agreement of $12.6 million at December 31, 2004, which was paid back in full in February 2005. See Note 8 to the “Notes to Consolidated Financial Statements” for details related to this obligation. Does not include contracts that do not require volume commitments or open or pending purchase orders.
(b)	On December 9, 2004, we entered into an agreement to purchase a building located in Aliso Viejo, California, adjacent to our existing Aliso Viejo building, comprising approximately 89,000 square feet for approximately $18.6 million. The purchase price is subject to increase by one-half percent (0.5%) for each thirty (30) day period after November 15, 2004 until the completion of the purchase, which is expected to occur in May 2005.

Critical Accounting Policies and Estimates

Our consolidated financial statements are based on the selection and application of generally accepted accounting principles, which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. We believe that the policies set forth below may involve a higher degree of judgment and complexity in their application than our other accounting policies and represent the critical accounting policies and estimates used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. Historically, our assumptions, judgments and estimates relative to our critical accounting policies and estimates have not differed materially from actual results. Our significant accounting policies are presented within Note 1 of our Notes to Consolidated Financial Statements.

Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the foregoing disclosure.

Revenue Recognition

We recognize revenue in accordance with current generally accepted accounting principles that have been prescribed for the software industry. Our revenue recognition policy is one of our critical accounting policies because revenue is a key component of our results of operations and is based on complex rules, which require us to make judgments and estimates. In applying our revenue recognition policy we must determine which portions of our revenue are recognized currently and which portions, if any, must be deferred. We analyze various factors, including our pricing policies, the credit-worthiness of our customers, contractual terms and conditions, our historical experience and market and economic conditions. Changes in judgments on these factors could materially impact the timing and amount of revenue and costs recognized.

Our revenues consist of software license revenues, maintenance revenues and professional services revenues. Our revenue recognition policies for these revenue categories are as follows.

Almost all of our software license revenues are from sales of perpetual licenses. The fee for one year of maintenance and support services is included in the initial purchase fee for a perpetual license of a Quest product, so that the purchase of a perpetual license with first year maintenance and support services is a “multi-element arrangement” for revenue recognition purposes. We offer customers the right to purchase maintenance and support services on a standalone basis for annual periods beyond the first year.

We account for the perpetual license component of these multiple-element arrangements using the residual method. The residual method generally requires recognition of software license revenue in a multiple-element arrangement once all software products have been delivered and accepted by the customer and the only undelivered element is PCS (post contract support, or maintenance) and/or certain services. The value of the undelivered maintenance services is determined based on VSOE (vendor-specific, objective evidence) and is deferred and recorded to revenue ratably over the maintenance term. The residual revenue is allocated to the license fees associated with the software product or products being licensed in the transaction. Our maintenance and support services’ VSOE of fair value is determined by reference to the price our customers are required to pay for the services when sold separately; that is, the maintenance and support renewal fees paid by our customers. Annual maintenance and support renewal fees are generally priced as a percentage of the initial discounted purchase price and are recognized ratably over the maintenance periods, generally one year.

In addition to perpetual licenses, we sell a small amount of subscription software licenses each year. Less than 2% of 2004 total revenue was generated by subscription software licenses. Software subscriptions are term based and the customer pays a single fee for the right to use the software and receive maintenance and support services for the term. A subscription sale’s license and maintenance and support fee components are both deferred and recognized ratably over the license term.

Our professional services fees are generally derived from time- and-materials based contracts that typically range on average from five to fifteen days in duration. These services are generally implementation and training services. Revenue is recognized on such contracts as work is performed. We sell our professional services both standalone and as part of multi-element arrangements. When professional services are sold as part of a multi-element arrangement, VSOE of fair value is based on established pricing and discounting practices for those services when sold separately.

Historically, we have been able to establish VSOE for customer support and professional services, but we may modify our pricing practices in the future, which could result in changes in, or the inability to support, VSOE of fair value for these undelivered elements. If this occurs, our future revenue recognition for multi-element arrangements could differ significantly from our historical results. If in the future we were unable to support VSOE of fair value for an undelivered element, the entire amount of revenue from the arrangement would be deferred and recognized ratably over the life of the contract.

Asset Valuation

Asset valuation includes assessing the recorded value of certain assets, including accounts receivable, goodwill and other intangible assets. We use a variety of factors to assess valuation, depending upon the asset.

•	Accounts receivable—We maintain allowances for sales returns and doubtful accounts for estimated losses resulting from the unwillingness or inability of our customers to make required payments. This requires us to make estimates of future product returns, annual support cancellations and write-offs of bad debt accounts related to current period revenues. The amount of our reserves is based on historical experience and our current analysis of the collectability of accounts receivable. As a percentage of total revenues, charges against sales returns allowances for bad debt, sales returns and annual support cancellations were 1.6% and 2.1% in the years ended December 31, 2003 and 2004, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional general and administrative expense in the period such determination was made. Additionally, if significant product performance issues were to arise resulting in our accepting sales returns, additional allowances may be required which would result in a reduction of revenue in the period such determination was made. Our standard licensing agreement does not permit customers to return products unless we have breached the product warranty and are unable to cure the breach. Our product warranties are typical industry warranties that a product will perform in accordance with established product requirements. While such amounts have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.

•	Goodwill—Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. We performed our annual impairment review and, as a result, determined that the carrying value of each reporting unit was less than the estimated fair value of the reporting units. In calculating the fair value of the reporting units (licenses and services), the Market Approach (Guideline Company Method) was the methodology deemed the most reliable and used for impairment analysis. We will perform subsequent annual impairment reviews during the fourth quarter of each year, or earlier if indicators of potential impairment exist. Future impairment reviews may result in charges against earnings to write down the value of goodwill.

•

Other intangible assets—These assets are recorded at the appraised value and amortized using the straight-line method over estimated useful lives of two years to seven years. The net carrying amount of other intangible assets was considered recoverable at December 31, 2004. In accordance with SFAS No. 144, these intangible assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. We periodically review the carrying value of these assets to determine whether or not impairment to such value has occurred. In the event that in the future it is determined that the other intangible assets value has been impaired, an adjustment will be made resulting in a charge for the write-down in the period in which the determination is made.

Accounting for Income Taxes

As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. U.S. and foreign tax returns are subject to routine compliance reviews by the various tax authorities. We accrue for tax contingencies based upon our best estimate of the taxes we expect to pay. These estimates are updated over time as more definitive information becomes available from taxing authorities, completion of tax audits or upon occurrence of other events. The tax contingency accrual is recorded as a component of our net income taxes payable/receivable balance.

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), that upon implementation, will impact our net income and net income per share and change the classification of certain elements in the statement of cash flows. SFAS 123R eliminates the alternative to use the intrinsic value method of accounting under SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, and its related implementation guidance. Under APB Opinion No. 25, no compensation expense is recognized for options granted to employees where the exercise price equals the market price of the underlying stock on the date of grant. SFAS 123R will require us to measure all employee stock-based compensation awards using a fair value method and record such amounts as an expense in our statement of operations as the underlying options vest. We are required to adopt SFAS 123R in our third quarter of 2005, with expensing to begin July 1, 2005. See “Stock-Based Compensation” in Note 1 to the “Notes to Consolidated Financial Statements” for the pro forma net income and net income per share amounts, for fiscal 2002 through fiscal 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. While we are still evaluating the requirements under and effects of SFAS 123R we expect the adoption to have a significant adverse impact on our consolidated income from operations, net income and net income per share.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FAS 109-1”), “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“AJCA”).” The AJCA introduces a special 9% tax deduction on qualified production activities, which is phased in through 2010. FAS 109-1, clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. This provision may provide a tax benefit to us from both a financial statement effective tax rate perspective and as a deduction on our tax return, which may effectively reduce the amount of taxes owed. The amount of the additional deduction and overall benefit has not yet been determined. Additionally, the Internal Revenue Service is continuing to issue additional guidance regarding the benefits provided by the Qualified Production Activities deduction.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS 109-2 is effective immediately, we are awaiting the issuance of further regulatory guidance and passage of statutory technical corrections with respect to certain provisions of the Act prior to determining the amount, if any, that we will repatriate. We expect to complete our evaluation of the effects of the repatriation provision by the end of the third quarter of 2005.

In November 2004, the Emerging Issues Task Force (“EITF”) ratified EITF Issue No. 03-13 (“EITF 03-13”), “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, ‘Accounting for the Impairment or Disposal of Long-Lived Assets’, in Determining Whether to Report Discontinued Operations.” EITF 03-13 provides additional guidance for purposes of classifying the results of operations of a component of an entity that either has been disposed of or is classified as held for sale as discontinued operations. This guidance is effective for components disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. We will adopt EITF 03-13 beginning in 2005 for components disposed of or classified as held for sale in 2005 and thereafter.

In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004 (see Note 2 of our Notes to Consolidated Financial Statements). We will evaluate the impact of EITF 03-1 once final guidance is issued.

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

The recent accounting pronouncement requiring employee stock options to be accounted for using a fair-value method will materially reduce our reported operating margins, operating income, net income and net income per share

We currently account for the issuance of stock options under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, no compensation expense is recognized for options granted to employees where the exercise price equals the market price of the underlying stock on the date of grant. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which eliminates the alternative to use the intrinsic value method of accounting under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB No. 25, and its related implementation guidance. SFAS 123R will require us to measure all employee stock-based compensation awards using a fair value method and record such amounts as an expense in our statement of operations. We are required to adopt SFAS 123R in our third quarter of 2005, beginning July 1, 2005. The additional expense associated with stock options will be substantial and will materially reduce our operating margins, operating income, net income and net income per share. These reductions in our operating results may result in a reduction to our stock price and market value, the magnitude of which cannot be determined. Note 1 of the “Notes to Consolidated Financial Statements” contain a detailed presentation of our current methods of accounting for stock-based compensation plans and includes pro forma fair value disclosures currently required under SFAS No. 123.

The size and timing of our customer orders may vary significantly from quarter to quarter which could cause fluctuations in our revenues and operating results

Our license revenues in any quarter are substantially dependent on orders booked and delivered in that quarter. Our revenues in a given quarter could be adversely affected if we are unable to complete one or more large license agreements, or if the contract terms were to prevent us from recognizing revenue during that quarter. The sales cycles for certain of our software products, such as SharePlex, can last from three to nine months and often require pre-purchase evaluation periods and customer education, which can affect timing of orders. Further, we have often booked a large amount of our sales in the last month, weeks or days of each quarter and delays in the closing of sales near the end of a quarter could cause quarterly revenue to fall short of anticipated levels. Finally, while a portion of our revenues each quarter is recognized from previously deferred revenue, our quarterly performance will depend primarily upon entering into new contracts to generate revenues for that quarter. These factors may cause significant periodic variation in our license revenues. In addition, we incur or commit to operating expenses based on anticipated revenue levels, and generally do not know whether revenues in any quarter will meet expectations until the end of that quarter. Accordingly, if our revenue growth rates slow or our revenues decline, our operating results could be seriously impaired because many of our expenses are relatively fixed in nature and cannot be easily or quickly changed.

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

Many of our products are vulnerable to direct competition from Oracle

We compete with Oracle in the market for database management solutions and the competitive pressure continues to increase. We expect that Oracle’s commitment to and presence in the database management product market will increase in the future and therefore substantially increase competitive pressures. We believe that Oracle will continue to incorporate database management technology into its server software offerings, possibly at no additional cost to its users. Competition from Oracle with certain of our Database Management products including SharePlex and Quest Central for Oracle has increased over the last two years and has continued to increase with Oracle’s introduction of the next version of its database, known as Oracle 10G. Oracle 10G has enhanced capabilities in the functions competitive with SharePlex, Quest Central for Oracle and with the Oracle monitoring capabilities of Foglight. We believe increased competition from Oracle has materially depressed our SharePlex and Quest Central for Oracle revenues over the last three years.

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

Our migration products for Microsoft’s Active Directory and Exchange are vulnerable to fluctuations in the rate at which customers of certain Microsoft products migrate to newer versions of such products.

Our products for the migration, administration and management of Microsoft’s Active Directory and Exchange products currently contribute approximately one-third of our revenue from software license sales and have been the primary contributors to license revenue growth in fiscal 2003 and 2004. Our ability to sell licenses for our Active Directory and Exchange migration products depends in part on the rate at which customers migrate to newer versions of Microsoft’s Windows 2000 or Windows XP operating system or to newer versions of Microsoft Exchange. If these migration rates were to materially decrease, our license revenues from these migration products would likely decline.

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

Failure to maintain effective internal control over financial reporting could adversely affect the price of our common stock

Pursuant to rules adopted by the SEC implementing Section 404 of the Sarbanes-Oxley Act of 2002, we are required to assess the effectiveness of our internal controls over financial reporting and report whether such internal controls are effective. Our auditors must issue an attestation report on such assessment. Accordingly, we have undertaken to evaluate, test and remediate, if necessary, our internal controls pursuant to a clearly defined internal plan and schedule. Although we believe that our efforts will enable us to provide the required report and our independent auditors to provide the required attestation as of the end of each fiscal year, there can be no assurance that our assessment will conclude that our internal control over financial reporting is effective. For example, our management’s assessment for the year ended December 31, 2004 identified a material weakness in our internal control over financial reporting with respect to our calculations for the provision of income taxes. As a result, our management has concluded that our internal control over financial reporting was not effective as of the end of our fiscal 2004. See “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of this Report for more information on this matter. This material weakness, and any future weakness or deficiency in our internal control over financial reporting could adversely affect the market price of our common stock.

Intense competition in the markets for our products could adversely affect our results of operations.

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

Our international operations and our planned expansion of our international operations expose us to certain risks

We maintain research and development operations in Canada, Australia, Israel and Russia, and continue to expand our international sales activities as part of our business strategy. As a result, we face increasing risks from our international operations, including, among others:

•	difficulties in staffing and managing foreign operations;

•	longer payment cycles;

•	seasonal reductions in business activity in Europe;

•	increased financial accounting and reporting burdens and complexities;

•	potentially adverse tax consequences;

•	potential loss of proprietary information due to piracy, misappropriation or weaker laws regarding intellectual property protection;

•	delays in localizing our products;

•	political unrest or terrorism, particularly in areas in which we have facilities;

•	our ability to adapt and conform to accepted local business practices and customs;

•	compliance with a wide variety of complex foreign laws and treaties; and

•	licenses, tariffs and other trade barriers.

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

Our efforts to constrain costs may strain our management, administrative, operational and financial infrastructure

We are focused on increasing our operating margins. These efforts place a strain on our management, administrative, operational and financial infrastructure. Our ability to manage our operations while reducing operating costs requires us to continue to improve our operational, financial and management controls and reporting systems and procedures. Although we achieved a year over year increase in our margins from the twelve months ended 2003 to the comparable period in 2004, there can be no guarantees that we will be successful in achieving our profitability targets in any future quarterly or annual period.

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

An unfavorable outcome in our litigation with Computer Associates International, Inc. could negatively impact our business, financial condition and results of operations

In July 2002, Computer Associates International, Inc. (“CA”) initiated a lawsuit against us and certain of our employees alleging copyright infringement and trade secret misappropriation in connection with the development of our Quest Central for DB2 product and seeking injunctive relief and unspecified money damages. In July 2004, the court entered an order enjoining our use, marketing, licensing or distribution of Quest Central for DB2, pending trial, based upon its determination that CA is likely to prove its claims of copyright infringement or trade secret misappropriation. In addition to the interruption of business and diversion of management’s attention caused by this injunction, our continuing defense of this lawsuit will be time-consuming for our senior management and is likely to result in significant litigation costs regardless of the outcome. An unfavorable outcome to this lawsuit may impose monetary damages. We have established a loss contingency reserve in the amount of $16.0 million reflecting our current estimate of the value to Quest of settling this litigation and removing the injunction so that we could promptly resume selling our Quest Central for DB2 products. We are engaged in settlement discussions with Computer Associates in connection with a mediation process initiated by the Seventh Circuit Court of Appeals. However, there can be no assurance that we will be able to reach a settlement on terms and conditions acceptable to Quest or at all. If settlement discussions do not result in a settlement, we will continue to incur substantial legal expenses in the appeal of the preliminary injunction order and defense of these claims, which may also divert management’s attention from the day-to-day operations of our business. Litigation is uncertain and there can be no guarantee that this amount will be sufficient to cover our ultimate liability in this matter, if any. In addition, the uncertainty created by the injunction or the lawsuit may negatively affect our relationships with existing customers or give rise to customer claims for indemnification and may discourage prospective customers, particularly those using DB2 UDB among other major database platforms and seeking a heterogeneous database management solution, from licensing our software products.

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

We have historically used stock-based compensation as an important tool to attract and retain employees, generally through stock options granted under our stock incentive plans and the availability of discounted shares for purchase under our Employee Stock Purchase Plan. Our Employee Stock Purchase Plan was terminated at the end of July 2004. The number of options available for grant under our stock incentive plans is limited and any future increase would require shareholder approval. There can be no guarantees that we will be able to obtain shareholder approval for required future increases in the number of shares authorized under our stock incentive plans. In addition, when we change the way we account for stock options as a result of proposed changes in accounting rules, we may reduce our reliance on the use of stock options, which may negatively affect our ability to recruit and retain qualified personnel.

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

Information about our investment portfolio is presented in the table below, which states the amortized book value and related weighted-average interest rates by year of maturity (in thousands):

	Amortized Book Value	Weighted Average Rate
Investments maturing by December 31,
2005 (a)	$45,030	1.49%
2006	94,990	3.17%
2007	22,701	3.64%
2008	33,681	4.53%
Thereafter	12,904	4.57%

Total portfolio	$209,306	3.17%

(a)	Includes cash and cash equivalents of $29.2 million.

We maintain a level of cash and cash equivalents such that we have generally been able to hold our investments to maturity. Accordingly, changes in the market interest rate would not have a material effect on the carrying value of such investments.

Item 8.    Financial Statements and Supplementary Data

The financial statements required by this item are included in Part IV, Item 15 (a) of this Form 10-K and are presented beginning on page F-1.

The following table sets forth selected unaudited consolidated quarterly financial data for the eight quarters ended December 31, 2004:

	Quarters Ended
	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	March 31, 2004 (a)	June 30, 2004 (b)	Sept. 30, 2004 (c)	Dec. 31, 2004 (d)
	(in thousands, except per share data)
Revenues	$71,199	$70,835	$73,264	$88,990	$82,527	$92,147	$96,739	$118,050
Gross profit	62,941	61,991	65,072	80,932	73,596	81,530	85,733	106,893
Income before income tax provision	4,069	4,897	7,220	17,433	4,291	4,108	44,842	19,369
Net income	$2,534	$3,066	$4,438	$11,478	$386	$2,629	$30,941	$13,264

Basic net income per share	$0.03	$0.03	$0.05	$0.12	$—	$0.03	$0.33	$0.14

Diluted net income per share	$0.03	$0.03	$0.05	$0.12	$—	$0.03	$0.32	$0.13

(a)	Includes a pretax charge of $6.7 million for in-process research and development related to our acquisition of Aelita Software Corporation in March 2004. See Note 4 of “Notes to Consolidated Financial Statements.”
(b)	Includes a pretax charge of $5.0 million for a loss contingency reserve related to our Computer Associates intellectual property litigation. See Note 14 of “Notes to Consolidated Financial Statements.”

(c)	In September 2004, we sold our Vista Plus output management product line and related assets and certain customer support obligations to Open Text Corporation, for approximately $24.5 million in cash. The sale resulted in a pretax gain of approximately $29.6 million. See Note 4 of “Notes to Consolidated Financial Statements.”
(d)	Includes a pretax charge of $11.0 million for a loss contingency reserve related to our Computer Associates intellectual property litigation. See Note 14 of “Notes to Consolidated Financial Statements.”

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of the chief executive officer and chief financial officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). This evaluation included consideration of the controls, processes and procedures that comprise our internal control over financial reporting. Based on such evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2004, as a result of the material weakness in internal control over financial reporting discussed below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, within Quest have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that internal controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

During 2004, we devoted significant resources to comply with the provision of the Sarbanes Oxley Act related to internal control over financial reporting. Based on our work, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In conducting its assessment of internal control over financial reporting, our management based its evaluation on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management’s assessment identified a material weakness in our internal control over financial reporting with respect to our calculations for the provision for income taxes. A “material weakness” is a significant deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

Specifically, our controls related to the preparation and review of our income tax provision failed to prevent or detect errors, which were identified by Deloitte & Touche, our independent registered public accounting firm, in calculating the income tax provision and deferred income tax and income tax payable balances for the year ended December 31, 2004. We determined that our personnel responsible for performing and reviewing the income tax provision calculation lack the necessary expertise and resources to perform their assigned duties. Prior to the completion of the audit, adjustments were necessary to the income tax provision and deferred income tax and income taxes payable accounts to present the annual financial statements for the year ended December 31, 2004 in accordance with generally accepted accounting principles.

Because of the material weakness described above, our management believes that, as of December 31, 2004, we did not maintain effective internal control over financial reporting based on the COSO criteria.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche, as stated in their report, which appears on page 40 of this Report.

Changes in Internal Controls Over Financial Reporting

We are taking steps to remedy the deficiencies, primarily by engaging external tax advisors to assist in the preparation and review of our income tax calculations. We believe these actions will strengthen our internal control over financial reporting and address the material weakness identified above.

Except for the material weakness and related improvements to our income tax reporting controls discussed above, no changes in our internal control over financial reporting have occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Quest Software, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Quest Software, Inc. and subsidiaries (the Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness in internal control over financial reporting has been identified and included in management’s assessment. The Company failed to implement appropriate controls over the income tax provision calculation process. The Company personnel responsible for performing and reviewing the income tax provision calculation lack the necessary expertise and resources to perform their assigned duties. As a result, a number of adjustments were necessary to the income tax provision and deferred income tax and income taxes payable accounts to present the annual financial statements for the year ended December 31, 2004 in accordance with generally accepted accounting principles. Due to (1) the significance of misstatements identified and potential for additional misstatements, and (2) the absence of other mitigating controls; there is a more than remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 15, 2005 expressed an unqualified opinion on those financial statements and the financial statement schedule.

/s/    DELOITTE & TOUCHE LLP

Costa Mesa, California

March 15, 2005

Item 9B.    Other Information.

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information required by this item will be included in the sections captioned “Directors,” “Executive Officers,” “Code of Ethics” and “Section 16(a) of the Securities Exchange Act of 1934” in our definitive proxy statement, to be delivered to shareholders in connection with our 2005 annual meeting. Such information is incorporated herein by reference.

Item 11.    Executive Compensation

Information regarding compensation of certain named executive officers will be included in the section captioned “Executive Compensation” appearing in our definitive proxy statement, to be delivered to shareholders in connection with our 2005 annual meeting of shareholders. Such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Information required by this item will be included in the section captioned “Security Ownership of Certain Beneficial Owners and Management” appearing in our definitive proxy statement, to be delivered to shareholders in connection with our 2005 annual meeting of shareholders. The information regarding securities authorized for issuance under equity compensation plans will be included in the section captioned “Equity Compensation Plan Information” appearing in our definitive proxy statement, to be delivered to shareholders in connection with our 2005 annual meeting of shareholders. Such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

Information required by this item will be included in the section captioned “Related Party Transactions” appearing in our definitive proxy statement, to be delivered to shareholders in connection with our 2005 annual meeting of shareholders. Such information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

The information contained in the section captioned “Fees Paid to the Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2005 annual meeting of shareholders is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

The following documents are filed as part of this Form 10-K.

1.	Financial Statements

2.	Financial Statement Schedule

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

3.	Exhibits

Exhibit Number	Exhibit Title
3.1	Second Amended and Restated Articles of Incorporation.(1)

3.2	Certificate of Amendment of Second Amended and Restated Articles of Incorporation.(3)

3.3	Second Amended and Restated Bylaws, as amended.(4)

4.1	Form of Registrant’s Specimen Common Stock Certificate.(1)

10.1++	Registrant’s 1999 Stock Incentive Plan, as amended.(5)

10.2	Form of Directors’ and Officers’ Indemnification Agreement.(1)

10.3	Office Space Lease dated as of June 17, 1999 between The Irvine Company and Quest Software, Inc.(1)

10.4	First Amendment to Lease dated as of January 2, 2003 between The Irvine Company and Quest Software, Inc.(7)

10.5	Office Lease between The Northwestern Mutual Life Insurance Company (Landlord) and Quest Software, Inc. (Tenant) dated as of September 30, 1999.(2)

10.6++	Registrant’s 2001 Stock Incentive Plan.(6)

10.7	Office Building Lease, dated as of February 13, 2004, between Fluor Enterprises, Inc. and Quest Software, Inc. (8)

10.8++	Offer Letter Agreement between Quest Software, Inc. and Michael J. Lambert.(9)

Exhibit Number		Exhibit Title
10.9		Purchase Agreement and Escrow Instructions dated as of December 9, 2004 between Fluor Enterprises, Inc. and Quest Software, Inc. (10)

10.10	++	Form of Stock Option Agreement used under the Registrant’s 1999 Stock Incentive Plan.(11)

10.11	++	Form of Stock Option Agreement used under the Registrant’s 2001 Stock Incentive Plan. (6)

10.12	++	Description of Compensation Arrangement for Non-Employee Directors

10.13	++	Summary of Compensation Arrangements with Named Executive Officers

14.1		Code of Ethics.(8)

21.1		Subsidiaries of the Company.

23.1		Consent of Deloitte & Touche LLP.

31.1		Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to our Registration Statement on Form S-1 and all amendments thereto (File No. 333-80543).
(2)	Incorporated herein by reference to our Registration Statement on Form S-1 and all amendments thereto (File No. 333-30816).
(3)	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2000.
(4)	Incorporated herein by reference to our Current Report on Form 8-K filed February 23, 2005.
(5)	Incorporated herein by reference to our Registration Statement on Form S-8 (File No. 333-116761) filed on June 23, 2004.
(6)	Incorporated herein by reference to our Registration Statement on Form S-8 (File No. 333-107045) filed on July 15, 2003.
(7)	Incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2002.
(8)	Incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2003.
(9)	Incorporated herein by reference to our Current Report on Form 8-K filed November 29, 2004.
(10)	Incorporated herein by reference to our Current Report on Form 8-K filed December 15, 2004.
(11)	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2004.
++	Indicates a management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUEST SOFTWARE, INC.

Dated: March 16, 2005	By:	/s/ VINCENT C. SMITH
Vincent C. Smith Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VINCENT C. SMITH Vincent C. Smith	Chief Executive Officer (principal executive officer) and Chairman of the Board	March 16, 2005

/s/ M. BRINKLEY MORSE M. Brinkley Morse	Vice President, Finance and Operations and Chief Financial Officer (principal financial officer)	March 16, 2005

/s/ KEVIN E. BROOKS Kevin E. Brooks	Vice President and Corporate Controller (principal accounting officer)	March 16, 2005

/s/ KEVIN M. KLAUSMEYER Kevin M. Klausmeyer	Director	March 16, 2005

/s/ RAYMOND J. LANE Raymond J. Lane	Director	March 16, 2005

/s/ DORAN G. MACHIN Doran G. Machin	Director	March 16, 2005

/s/ JERRY MURDOCK, JR. Jerry Murdock, Jr.	Director	March 16, 2005

/s/ AUGUSTINE L. NIETO II Augustine L. Nieto II	Director	March 16, 2005

/s/ PAUL A. SALLABERRY Paul A. Sallaberry	Director	March 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Quest Software, Inc.

We have audited the accompanying consolidated balance sheets of Quest Software, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2004 and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Quest Software, Inc. and subsidiaries at December 31, 2003 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

/s/    DELOITTE & TOUCHE LLP

Costa Mesa, California

March 15, 2005

QUEST SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2003	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$67,470	$118,157
Short-term marketable securities	26,736	15,892
Accounts receivable, net	58,535	98,800
Prepaid expenses and other current assets	6,846	12,528
Deferred income taxes	15,074	13,075

Total current assets	174,661	258,452
Property and equipment, net	31,950	52,761
Long-term marketable securities	184,160	163,527
Deferred income taxes	10,126	—
Amortizing intangible assets, net	25,159	41,404
Goodwill	239,840	323,903
Other assets	1,915	3,304

Total assets	$667,811	$843,351

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,180	$4,135
Obligation under repurchase agreement	—	12,632
Accrued compensation	17,384	27,802
Other accrued expenses	27,939	46,292
Income taxes payable	9,082	12,030
Current portion of deferred revenue	73,957	106,356

Total current liabilities	132,542	209,247
Long-term liabilities:
Long-term portion of deferred revenue	9,416	20,897
Deferred income taxes	—	4,526
Other long-term liabilities	1,677	1,769

Total long-term liabilities	11,093	27,192
Commitments and contingencies (Notes 3, 4 and 14)
Shareholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value, 150,000 shares authorized; 93,309 and 96,111 shares issued and outstanding at December 31, 2003 and 2004, respectively	588,203	628,149
Retained earnings (accumulated deficit)	(47,073)	147
Accumulated other comprehensive (loss) income	260	(776)
Unearned compensation	—	(3,394)
Notes receivable from sale of common stock	(17,214)	(17,214)

Net shareholders’ equity	524,176	606,912

Total liabilities and shareholders’ equity	$667,811	$843,351

See accompanying notes to consolidated financial statements.

QUEST SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2002	2003	2004
Revenues:
Licenses	$160,636	$179,560	$225,032
Services	94,946	124,728	164,431

Total revenues	255,582	304,288	389,463
Cost of revenues:
Licenses	3,539	4,312	3,958
Services	17,913	21,365	29,646
Amortization of purchased technology	5,744	7,675	8,107

Total cost of revenues	27,196	33,352	41,711

Gross profit	228,386	270,936	347,752
Operating expenses:
Sales and marketing	128,570	144,460	170,702
Research and development	60,051	67,448	78,305
General and administrative	24,971	29,656	36,493
Amortization of other purchased intangible assets	2,037	3,390	5,212
In-process research and development	2,900	—	6,980
Litigation loss provision	—	—	16,000

Total operating expenses	218,529	244,954	313,692
Gain on sale of Vista Plus product suite	—	—	29,574

Income from operations	9,857	25,982	63,634
Other income, net	8,651	7,637	8,976

Income before income tax provision	18,508	33,619	72,610
Income tax provision	8,124	12,103	25,390

Net income	$10,384	$21,516	$47,220

Net income per share:
Basic	$0.12	$0.23	$0.50

Diluted	$0.11	$0.23	$0.48

Weighted-average shares:
Basic	90,065	92,081	94,622
Diluted	92,820	94,231	98,158

See accompanying notes to consolidated financial statements.

QUEST SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In thousands)

	Common Stock		Unearned Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Notes Receivable From Sale of Common Stock	Total Shareholders’ Equity	Total Comprehensive Income
	Shares	Amount
BALANCE, January 1, 2002	$88,887	$537,081	$—	$(78,973)	$522	$(17,262)	$441,368
Exercise of stock options, including tax benefit of $17,743	1,466	19,500	—	—	—	—	19,500
Notes receivable and accrued interest from shareholders for purchase of common stock	—	—	—	—	—	(26)	(26)
Payments on notes receivable from shareholders for purchase of common stock	—	—	—	—	—	74	74
Common stock issued for employee stock purchase plan	362	4,480	—	—	—	—	4,480
Compensation expense associated with stock option grants	—	1,415	—	—	—	—	1,415
Unrealized gain on available-for-sale securities	—	—	—		787	—	787	$787
Net income	—	—	—	10,384	—		10,384	10,384

Comprehensive income	—	—	—	—	—	—	—	$11,171

BALANCE, December 31, 2002	90,715	562,476	—	(68,589)	1,309	(17,214)	477,982
Exercise of stock options, including tax benefit of $8,864	1,800	18,363	—	—	—	—	18,363
Common stock issued for employee stock purchase plan	599	4,631	—	—	—	—	4,631
Compensation expense associated with stock option grants	—	890	—	—	—	—	890
Common stock issued for acquisitions	195	1,843	—	—	—	—	1,843
Unrealized loss on available-for-sale securities	—	—	—	—	(1,049)	—	(1,049)	$(1,049)
Net income	—	—	—	21,516	—	—	21,516	21,516

Comprehensive income	—	—	—	—	—	—	—	$20,467

BALANCE, December 31, 2003	93,309	588,203	—	(47,073)	260	(17,214)	524,176
Exercise of stock options, including tax benefit of $3,909	2,254	20,613	—	—	—	—	20,613
Common stock issued for employee stock purchase plan	548	4,797	—	—	—	—	4,797
Compensation expense associated with stock option grants	—	—	1,778	—	—	—	1,778
Stock options assumed with the acquisition of Aelita Software Corporation	—	13,372	(4,008)	—	—	—	9,364
Unearned compensation, net	—	1,164	(1,164)	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	(1,036)	—	(1,036)	$(1,036)
Net income	—	—	—	47,220	—	—	47,220	47,220

Comprehensive income	—	—	—	—	—	—	—	$46,184

BALANCE, December 31, 2004	$96,111	$628,149	$(3,394)	$147	$(776)	$(17,214)	$606,912

See accompanying notes to consolidated financial statements.

QUEST SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2002	2003	2004
Cash flows from operating activities:
Net income	$10,384	$21,516	$47,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,358	26,584	26,420
Compensation expense associated with stock option grants	1,415	890	1,778
Accrued interest receivable from shareholders	(26)	—	—
Deferred income taxes	(12,334)	(3,234)	7,314
Gain on sale of Vista Plus product suite	—	—	(29,574)
Tax benefit related to stock option exercises	17,743	8,864	3,909
Provision for bad debts	903	291	236
Gain on equity investments	(310)	—	—
Loss on impairment/sale of aircraft	790	3,495	—
In-process research and development	2,900	—	6,980
Litigation loss provision	—	—	16,000
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	698	(14,622)	(34,290)
Prepaid expenses and other current assets	1,651	4,074	(1,472)
Other assets	1,478	(92)	3,870
Accounts payable	(677)	(1,329)	(829)
Accrued compensation	151	2,276	7,747
Other accrued expenses	(2,970)	869	(3,285)
Income taxes payable	3,218	7,841	2,619
Deferred revenue	9,394	19,557	41,371
Other liabilities	(4,536)	(329)	92

Net cash provided by operating activities	53,230	76,651	96,106
Cash flows from investing activities:
Purchases of property and equipment	(3,006)	(6,664)	(31,873)
Proceeds from sale of aircraft	1,932	—	—
Cash paid for acquisitions, net of cash acquired	(56,841)	(4,796)	(96,733)
Proceeds from sale of equity investments	875	—	—
Proceeds from sale of Vista Plus product suite	—	—	22,515
Purchases of marketable securities	(57,640)	(175,079)	(10,001)
Sales and maturities of marketable securities	92,795	106,348	40,446

Net cash used in investing activities	(21,885)	(80,191)	(75,646)
Cash flows from financing activities:
Repayment of notes payable	(1,884)	(4,249)	(769)
Proceeds from repurchase agreement	—	—	67,581
Repayment of repurchase agreement	—	—	(55,492)
Collections of note receivable from shareholder	74	—	—
Repayment of capital lease obligations	(414)	(315)	(400)
Proceeds from the exercise of stock options	1,757	9,499	16,704
Proceeds from employee stock purchase plan	4,480	4,631	4,797

Net cash provided by financing activities	4,013	9,566	32,421

QUEST SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (Continued)

(In thousands)

	Year Ended December 31,
	2002	2003	2004
Effect of exchange rate changes on cash and cash equivalents	(1,354)	(2,839)	(2,194)

Net increase in cash and cash equivalents	$34,004	$3,187	$50,687
Cash and cash equivalents, beginning of period	30,279	64,283	67,470

Cash and cash equivalents, end of period	$64,283	$67,470	$118,157

Supplemental disclosures of consolidated cash flow information:
Cash paid for interest	$54	$51	$53

Cash paid for income taxes	$693	$380	$5,868

Supplemental schedule of non-cash investing and financing activities:
Unrealized (loss) gain on available-for-sale securities	$787	$(1,049)	$(1,036)

See Note 4 for details of assets acquired and liabilities assumed in purchase transactions.

See accompanying notes to consolidated financial statements.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business and Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation—Quest Software, Inc., was incorporated in California in 1987 and is a leading developer and vendor of application and database management software products. We also provide consulting, training, and support services to our customers. We have wholly-owned research and development subsidiaries and sales subsidiaries for marketing, distribution, and support of our products and services in the United States and abroad. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include our accounts and those of our wholly owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

Foreign Currency Translation—In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation,” the United States Dollar is considered to be the functional currency for our foreign subsidiaries, as such subsidiaries act primarily as an extension of our parent company’s operations. Assets and liabilities in these subsidiaries are re-measured at current exchange rates, except for property and equipment, deferred revenue, depreciation and investments, which are translated at historical exchange rates. Revenues and expenses are translated at weighted average exchange rates in effect during the year, except for costs related to those balance sheet items, which are translated at historical rates. Foreign currency translation gains and losses are included in “other income, net” in the consolidated statements of operations. The net foreign currency translation gain was $2.1 million, $6.6 million and $3.2 million for the years ended December 31, 2002, 2003 and 2004, respectively.

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

Concentration of Credit Risk—Financial instruments that potentially subject us to credit risk include cash and cash equivalents, marketable securities and accounts receivable. Trade receivables potentially subject us to concentrations of credit risk. We believe that credit risks related to our investment portfolio are moderated by limitations we place on our exposure to any one issuer and credit risks on trade accounts receivable are moderated by the diversity of our products, customers and geographic sales areas. We closely monitor extensions of credit and have not experienced significant credit losses in the past. We maintain reserves for estimated credit losses and sales returns, and such losses and returns have historically been within management’s expectations. No single customer accounted for 10% or more of our total revenues or accounts receivable for the years ended December 31, 2002, 2003 or 2004.

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

Investments in Non-consolidated Companies—We have made venture capital investments in early stage private companies and a private equity fund for business and strategic purposes, and may make additional

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

investments of this nature in the future. These investments total $1.3 million at December 31, 2004 and are accounted for under the cost method, as our ownership interest is less than 5% and we do not have the ability to exercise significant influence over these companies’ operations. We periodically monitor our investments for impairment and will record reductions in carrying values if and when necessary. The evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. As part of this evaluation process, our review includes, but is not limited to, a review of each company’s cash position, recent financing activities, financing needs, earnings and revenue outlook, operational performance, management or ownership changes, and competition. If we determine that the carrying value of our investment in a company is at an amount below fair value, we write down the investment and record a loss in the consolidated statements of operations. Estimating the fair value of non-marketable equity investments in early-stage technology companies is inherently subjective and may contribute to volatility in our reported results of operations. Investments in non-consolidated companies are included in other assets on our consolidated balance sheet at December 31, 2003 and 2004.

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

Property and Equipment—Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:

Years
Building	30
Furniture and fixtures	7
Machinery and equipment	7
Computer equipment	3
Computer software	3

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

Goodwill and Amortizing Intangible Assets—Goodwill arising from acquisitions (see Notes 4 and 5) is recorded as the excess of the purchase price over the fair value of assets acquired. Purchased intangible assets are recorded at the estimated fair value of technology, customer lists, maintenance contracts, trademarks and non-compete agreements acquired and amortized using the straight-line method over estimated useful lives ranging from two to seven years. Accumulated amortization of purchased intangible assets was $23.9 million, $35.0 million and $46.7 million at December 31, 2002, 2003 and 2004, respectively. The net carrying amount of purchased intangible assets was considered recoverable at December 31, 2004, as there were no indications of impairment. The carrying amount of goodwill was considered recoverable at December 31, 2004, based on the results from our goodwill impairment evaluation performed in the fourth quarter of 2004.

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

Revenue Recognition—We derive revenues from three primary sources: (1) software licenses, (2) annual maintenance and support services, also referred to as post-contract support services, and (3) professional consulting and training services. We utilize written contracts as the means to establish the terms and conditions by which our products and services are sold to our customers. We license our products primarily through our direct sales force and also sell our products indirectly through resellers.

We recognize revenue in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and related interpretations, SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition,” and other related pronouncements.

Our software products are “off-the-shelf” products that do not require customization. Revenues from sales of software licenses to customers are recognized when:

(1)	Persuasive evidence of an arrangement exists—We consider a written contract, signed by both the customer and us, to be persuasive evidence of an arrangement;

(2)	Delivery has occurred—We deem delivery to have occurred when all products or services that are essential to the functionality are delivered to the customer;

(3)	The fee is fixed or determinable—We deem our fee to be fixed or determinable when we have a signed contract that states the agreed upon fee for our software and/or services. Arrangements with payment terms extending beyond our customary payment terms are considered neither to be fixed nor determinable, and revenue from such arrangements is recognized as payment is received. We do not grant customers a right of return; and

(4)	Collection is probable—We assess the probability of collection on a customer-by-customer basis, based on the customer’s payment history and our evaluation of the customer’s financial position. If we determine that collection is not probable, we recognize revenue upon receipt of payment.

The fee for one year of post-contract support services is included in the initial purchase fee for a perpetual license of a Quest product, so that the purchase of a perpetual license with first year maintenance and support services is a “multi-element arrangement” for revenue recognition purposes.

We account for the perpetual license component of these multiple-element arrangements using the residual method. The residual method generally requires recognition of software license revenue in a multiple-element arrangement once all software products have been delivered and accepted by the customer and the only undelivered element is PCS (post contract support, or maintenance) and/or certain services. The value of the undelivered maintenance services is determined based on VSOE (vendor-specific, objective evidence) and is deferred and recorded to revenue ratably over the maintenance term. The residual revenue is allocated to the license fees associated with the software product or products being licensed in the transaction. Our maintenance and support services’ VSOE of fair value is determined by reference to the price our customers are required to pay for the services when sold separately; that is, the maintenance and support renewal fees paid by our customers. Annual maintenance and support renewal fees are generally priced as a percentage of the initial discounted purchase price and are recognized ratably over the maintenance period, generally one year.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

In addition to perpetual licenses, we sell a small amount of subscription software licenses each year. Less than 2% of 2004 total revenue was generated by subscription software licenses. Software subscriptions are term based and the customer pays a single fee for the right to use the software and receive maintenance and support services for the term. A subscription sale’s license and maintenance and support fee components are both deferred and recognized ratably over the license term.

A customer’s renewal of post-contract support services is for an annual period and is priced as a percentage of the net initial purchase fee of a perpetual license and first year post-contract support. We bill this renewal fee in advance of the services provided. Both first year and renewal post-contract support fees are recognized ratably over the 12-month support period. We also offer customers the right to purchase post-contract support services for multiple annual periods beyond the first year, and we recognize these fees ratably over the support periods.

Our professional services fees are generally derived from time- and materials- based contracts that typically range on average from five to fifteen days in duration. These services are generally implementation and training services. Revenue is recognized on such contracts as work is performed and approved by the customer. When professional services are sold as part of a multi-element arrangement, VSOE of fair value is based on established pricing and discounting practices for those services when sold separately.

We sell our products primarily through direct sales. For indirect sales transactions, we accept orders from our distributors and resellers when they have existing, valid orders from an end user customer. We defer revenue recognition on these indirect sales until receipt of payment unless we have an adequate payment history with the reseller or distributor with no late payment experiences. Resellers have no product return rights.

Software Development Costs—Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed” until the product is available for general release. Because our current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no software development costs have been capitalized as of December 31, 2003 and 2004.

Advertising Expenses—We expense all advertising costs as incurred, and such costs were $3.4 million, $2.9 million and $2.9 million for the years ended December 31, 2002, 2003 and 2004, respectively.

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

Stock-Based Compensation—We account for stock-based awards to employees using the intrinsic value method, as prescribed by Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” and interpretations thereof. Under APB Opinion No. 25, compensation expense is based on the difference, as of the date of the grant, between the fair value of our stock and the exercise price. Generally, the exercise price of options granted under our stock option plans is equal to the market value of the underlying stock

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

on the date of grant. We value stock options assumed in purchase business combinations at the date of acquisition at their fair value calculated using the Black-Scholes option-pricing model. The purchase price of these business combinations includes the fair value of assumed options while the intrinsic value attributable to unvested options is recorded as unearned compensation and amortized over the remaining vesting period of the stock options. We record compensation costs from additional payroll taxes incurred when employees exercise stock options based on the difference between the exercise price and the market price on the date of exercise.

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

	December 31,
	2002	2003	2004
Net income (loss):
As reported	$10,384	$21,516	$47,220
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	891	548	1,143
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of related tax effects	(23,970)	(27,722)	(30,354)

Pro forma	$(12,695)	$(5,658)	$18,008

Basic net income (loss) per share:
As reported	$0.12	$0.23	$0.50

Pro forma	$(0.14)	$(0.06)	$0.19

Diluted net income (loss) per share:
As reported	$0.11	$0.23	$0.48

Pro forma	$(0.14)	$(0.06)	$0.19

For purposes of estimating the compensation cost of our option grants the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. We use projected volatility rates, which are based upon historical volatility rates trended into future years. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our options. These fair value calculations for options granted in 2002, 2003 and 2004 are based on the following weighted average assumptions:

	December 31,
	2002	2003	2004
Risk-free interest rates	4.00%	3.97%	3.79%
Expected life (in years)	5.00	5.00	6.50
Expected stock volatility	86%	61%	49%

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Net Income Per Share—We compute net income per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other common stock equivalents, including stock options, in the weighted-average number of common shares outstanding for a period, if dilutive.

The table below sets forth the reconciliation of the denominator of the earnings per share calculation (in thousands):

	2002	2003	2004
Shares used in computing basic net income per share	90,065	92,081	94,622
Dilutive effect of stock options (1)	2,755	2,150	3,536

Shares used in computing diluted net income per share	92,820	94,231	98,158

(1)	Options to purchase 7,755, 7,703 and 7,939 shares of common stock were outstanding during 2002, 2003 and 2004, respectively, but were not included in the computation of diluted net income per share as inclusion would have been anti-dilutive.

Comprehensive Income—The difference between net income and comprehensive net income was an unrealized gain on available-for-sale securities of $0.8 million for the year ended December 31, 2002, and an unrealized loss on available-for-sale securities of $1.0 million for the years ended December 31, 2003 and 2004.

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), that upon implementation, will impact our net income and net income per share and change the classification of certain elements in the statement of cash flows. SFAS 123R eliminates the alternative to use the intrinsic value method of accounting under SFAS No. 123 and supersedes APB Opinion No. 25, and its related implementation guidance. Under APB Opinion No. 25, no compensation expense is recognized for options granted to employees where the exercise price equals the market price of the underlying stock on the date of grant. SFAS 123R will require us to measure all employee stock-based compensation awards using a fair value method and record such amounts as an expense in our statement of operations on a prospective basis as the underlying options vest. We are required to adopt SFAS 123R in our third quarter of 2005, with expensing to begin July 1, 2005. See “Stock-Based Compensation” above for the pro forma net income and net income per share amounts, for fiscal 2002 through fiscal 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

employee stock incentive awards. While we are still evaluating the requirements under and effects of SFAS 123R we expect the adoption to have a significant adverse impact on our consolidated income from operations, net income and net income per share.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FAS 109-1”), “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“AJCA”).” The AJCA introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. This provision will provide a tax benefit to us from both a financial statement effective tax rate perspective and as a deduction on our tax return, which will effectively reduce the amount of taxes owed. The amount of the additional deduction and overall benefit has not yet been determined. Additionally, the Internal Revenue Service is continuing to issue additional guidance on the types of qualified activities that can be included for purposes of calculating the benefit. As we phase in the benefits from this provision, the benefit from the Extraterritorial Income Exclusion will begin to phase out. We anticipate that the phase in of the Qualified Production Activities benefit and the phase out of the Extraterritorial Income Exclusion benefit are likely to offset each other in the early years.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS 109-2 is effective immediately, we do not expect to be able to complete our evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. In January 2005, the Treasury Department began to issue the first of a series of clarifying guidance documents related to this provision. We expect to complete our evaluation of the effects of the repatriation provision by the end of the third quarter of 2005.

In November 2004, the Emerging Issues Task Force (“EITF”) ratified EITF Issue No. 03-13 (“EITF 03-13”), “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, ‘Accounting for the Impairment or Disposal of Long-Lived Assets’, in Determining Whether to Report Discontinued Operations.” EITF 03-13 provides additional guidance for purposes of classifying the results of operations of a component of an entity that either has been disposed of or is classified as held for sale as discontinued operations. This guidance is effective for components disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. We will adopt EITF 03-13 beginning in 2005 for components disposed of or classified as held for sale in 2005 and thereafter.

In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004 (see Note 2). We will evaluate the impact of EITF 03-1 once final guidance is issued.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

2.    Marketable Securities

The following table summarizes our portfolio of marketable securities (in thousands):

December 31, 2003	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due in one year or less:
U.S. government agencies	$24,978	$178	$—	$25,156
Mortgage-backed securities	1,454	18	(28)	1,444
Corporate stock	89	—	—	89
Other	47	—	—	47
Due in one to five years:
U.S. government agencies	117,527	393	(168)	117,752
Mortgage-backed securities	37,162	282	(166)	37,278
Due in five to ten years:
Mortgage-backed securities	29,379	22	(271)	29,130

Total	$210,636	$893	$(633)	$210,896

Reported As:
Short-term marketable securities				$26,736
Long-term marketable securities				184,160

Total				$210,896

December 31, 2004	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due in one year or less:
U.S. government agencies	$15,166	$—	$(36)	$15,130
Mortgage-backed securities	620	8	—	628
Corporate stock	82	—	—	82
Other	52	—	—	52
Due in one to five years:
U.S. government agencies	109,990	—	(611)	109,379
Mortgage-backed securities	54,285	219	(356)	54,148

Total	$180,195	$227	$(1,003)	$179,419

Reported As:
Short-term marketable securities				$15,892
Long-term marketable securities				163,527

Total				$179,419

The following table summarizes gross unrealized losses and fair value for our portfolio of marketable securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004 (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$109,489	$(666)	$14,656	$(344)	$124,145	$(1,010)
Mortgage-backed securities	20,525	(211)	12,559	(345)	33,084	(556)

Total	$130,014	$(877)	$27,215	$(689)	$157,229	$(1,566)

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Interest income, included in other income, net in the accompanying consolidated statements of operations, was $9.3 million, $6.1 million and $7.3 million for the years ended December 31, 2002, 2003 and 2004, respectively.

3.    Cost Basis Investments

At December 31, 2004, we valued our cost basis investments in private companies at $1.3 million. In addition, we have committed to make additional capital contributions to a private equity fund totaling $1.2 million. If the companies in which we have made direct or indirect investments do not complete initial public offerings or are not acquired by publicly traded companies or for cash, we may not be able to sell these investments. In addition, even if we are able to sell these investments we cannot provide assurance that we will be able to sell them at a gain or even recover our investment. For the year ended December 31, 2002, we recorded a loss in other income, net, of $1.6 million associated with an other-than-temporary impairment and realized a gain of $1.9 million on the sale of one of our investments in an early stage private company.

4.    Acquisitions and Disposition

2004 Acquisitions and Disposition

Disposition of Vista Plus—On September 15, 2004, pursuant to an Asset Purchase Agreement with Open Text Corporation (“Open Text”), we sold our Vista Plus output management product line and related assets and certain customer support obligations to Open Text for approximately $24.5 million in cash, of which $2.0 million is held in escrow to satisfy certain indemnification obligations of Quest. The decision to sell this line of products was made because the products did not fit in with our primary product portfolio focus, which is to provide solutions for application, database and Windows management. The sale of Vista was considered a sale of assets because the product line was not a separate component of Quest with clearly distinguished operations and cash flows apart from the rest of the entity. The assets sold primarily consisted of intellectual property, a customer list, contracts, certain receivables and fixed assets. Open Text assumed certain customer support obligations of the Vista Plus output management product line, which result in an approximately $6.2 million reduction in deferred revenues on the date of sale. The sale resulted in a pretax gain of $29.6 million. The Vista Plus output management product line generated approximately $17.6 million in total revenues in 2003 and $10.6 million in the eight and a half months ended September 15, 2004, respectively, the bulk of which was maintenance and support revenue.

Acquisition of Aelita Software Corporation (Aelita)—On March 17, 2004, we acquired Aelita, a leading provider of systems management solutions for Microsoft Active Directory and Microsoft Exchange products. The acquisition expands our product portfolio of solutions to simplify, automate and secure increasingly complex Microsoft infrastructures. The purchase price for Aelita was $117.3 million, consisting of $102.0 million in cash, the assumption of Aelita stock options valued at $13.4 million using the Black-Scholes option pricing model and direct acquisition costs of $1.9 million. The intrinsic value of unvested stock options of $4.0 million has been allocated to unearned compensation and will be recognized as non-cash compensation expense over the remaining future vesting period of four years. We expect amortization expense for remaining unearned compensation costs of $2.2 million at December 31, 2004 to be approximately $1.3 million, $0.6 million, and $0.3 million in 2005, 2006 and 2007, respectively, which corresponds to the remaining vesting periods of the related options. Of the cash paid for this acquisition, $15.8 million was deposited in escrow to satisfy certain indemnification obligations of the selling shareholders. Goodwill in the amount of $67.0 million and $18.9 million was assigned to the license and service segments, respectively, of our business and is not expected to be deductible for tax purposes. Goodwill allocation of 78% to licenses and 22% to services is based on both historical and projected relative contribution from licenses and services revenues.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$12,079
Fixed assets	1,468
Other non-current assets	178
Goodwill	85,850
Acquired technology with estimated useful lives of 1 – 5 years	16,500
Customer list with an estimated useful life of 2 years	5,100
Maintenance contracts with an estimated useful life of 5 years	2,600
Non-compete agreements with an estimated useful life of 4 years	3,000
Trademark with an estimated useful life of 2 years	600
In-process research and development	6,700
Deferred taxes	(8,620)
Deferred revenue	(7,811)
Other liabilities	(4,356)
Unearned compensation	4,008

$117,296

The merger agreement requires us to make certain payments to the former shareholders of Aelita in the event assumed Aelita options are prematurely forfeited within eighteen months of the acquisition date. The amount of these payments could range from $0 to $2.0 million and any such payments will be considered additional purchase price. As of December 31, 2004, no payments have been made associated with forfeited Aelita options.

In connection with the acquisition, we recognized approximately $550,000 as liabilities representing estimated severance related charges for affected Aelita employees. As of December 31, 2004, the remaining unpaid liability was approximately $100,000.

Related to the Aelita acquisition, $6.7 million of the purchase price was allocated to In-Process Research and Development (IPR&D) and expensed immediately upon completion of the acquisition (as a charge not deductible for tax purposes), because the technological feasibility of products under development had not been established and no future alternative uses existed. We identified and valued seven IPR&D projects. Four of the projects were over 75% complete and the remaining three were less than 30% complete at the date of acquisition and the estimated cost to complete all projects was $1.2 million. Four projects were directed toward the development of improvements to an existing product and the others for products that were in pre-production. The IPR&D for the improvements to the existing products represented 69% of the total value of IPR&D acquired, while the products in pre-production represented the balance of 31%. All projects identified as IPR&D at the time of acquisition were completed as February 2005.

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

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

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

Other Acquisitions—We completed other immaterial acquisitions during the year ended December 31, 2004. The aggregate purchase price for these transactions consisting primarily of cash totaled $4.0 million, and was allocated as follows: $2.4 million to goodwill (tax deductible in certain local tax jurisdictions), $1.0 million to purchased technology, $0.9 million to other purchased intangibles, $0.3 million to IPR&D, and $0.6 million to assumed liabilities, net of tangible assets acquired. Goodwill was assigned as follows: $1.9 million to the license segment and $0.6 million to the services segment of our business.

2003 Acquisitions

We completed immaterial acquisitions during the year ended December 31, 2003. The aggregate purchase price for these transactions totaled $10.7 million consisting primarily of $8.9 million in cash and $1.8 million of stock, and was allocated as follows: $7.6 million to goodwill, $3.6 million to purchased technology, $1.4 million to other purchased intangibles, and $1.9 million to assumed liabilities, net of tangible assets acquired. None of the goodwill is expected to be deductible for tax purposes. Goodwill was assigned as follows: $6.1 million to the license segment and $1.5 million to the services segment of our business.

Pro Forma Disclosures

Actual results of operations of the companies acquired in 2003 and 2004 are included in the consolidated financial statements from the dates of acquisition. The pro forma results of operations data for the twelve months ended December 31, 2003 and 2004 presented below assume that the acquisitions made in 2003 and 2004 had been made on January 1, 2003 and 2004, respectively, and include amortization of identified intangibles, unearned compensation charges and IPR&D from that date. The pro forma data is presented for informational purposes only and is not necessarily indicative of the results of future operations nor of the actual results that would have been achieved had the acquisitions taken place at the beginning of each fiscal year (in thousands, except per share data):

	Twelve Months Ended December 31,
	2003	2004
Revenues	$329,432	$396,879
Net income (loss)	(4,986)	42,159
Net income (loss) per share:
Basic	(0.05)	0.45
Diluted	(0.05)	0.43

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

5. Goodwill and Amortizable Intangible Assets

Amortizing intangible assets as of December 31, 2003 and 2004, respectively, are comprised of the following (in thousands):

	2003				2004
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
Acquired technology	$50,062	$(28,639)	$21,423	4.5	$65,809	$(35,089)	$30,720	5.4
Customer list	6,351	(3,944)	2,407	3.2	11,911	(7,424)	4,487	2.6
Existing maintenance contracts	—	—	—	—	3,000	(482)	2,518	4.9
Non-compete agreement	2,325	(2,108)	217	2.2	5,325	(2,832)	2,493	3.2
Trademarks	1,450	(338)	1,112	5.0	2,050	(864)	1,186	4.1

	$60,188	$(35,029)	$25,159		$88,095	$(46,691)	$41,404

Amortization expense for amortizing intangible assets was $8.1 million, $11.1 million and $11.7 million for years ended December 31, 2002, 2003 and 2004, respectively. Estimated annual amortization expense by fiscal year is as follows: 2005—$13.1 million; 2006—$10.5 million; 2007—$8.9 million; 2008—$7.0 million; and 2009—$1.9 million. All intangible assets currently recorded will be fully amortized by the end of 2009.

The changes in the carrying amount of goodwill by reportable operating segment for the year ended December 31, 2004 are as follows (in thousands):

	Licenses	Services	Total
Balance as of December 31, 2003	$182,623	$57,217	$239,840
Goodwill acquired during the year ended December 31, 2004:
Aelita Software Corporation	66,963	18,887	85,850
Other acqusitions	1,841	571	2,412
Tax related adjustments to goodwill (a)	(3,191)	(1,008)	(4,199)

Balance as of December 31, 2004	$248,236	$75,667	$323,903

(a)	We reduced goodwill by $4.2 million for utilization of certain foreign acquired net operating losses.

6.    Property and Equipment

Net property and equipment consist of the following at December 31 (in thousands):

	2003	2004
Building	$—	$15,715
Furniture and fixtures	9,114	11,773
Machinery and equipment	21,003	21,366
Computer equipment	25,563	27,853
Computer software	21,594	22,672
Leasehold improvements	4,910	4,649
Land	—	4,889

	82,184	108,917
Less accumulated depreciation and amortization	(50,234)	(56,156)

Property and equipment, net	$31,950	$52,761

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Total depreciation and amortization expense related to property and equipment was $15.2 million and $12.8 million in 2003 and 2004, respectively.

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

8.    Obligation Under Repurchase Agreement

We entered into a repurchase agreement in March 2004, utilizing $67.6 million of our investment securities as collateral. The cash proceeds of this transaction were used to provide funding for our acquisition of Aelita and our purchase of a new office facility. The repurchase agreement both entitles and obligates us to repurchase the securities from the transferee (“buyer-lender”) and the buyer-lender does not have a right to pledge or sell the collateralized securities to a third party. Accordingly our obligations under the repurchase agreement are accounted for as short-term borrowings and recorded as a liability on the balance sheet. Our obligations under the repurchase agreement bear interest at a weighted average interest rate of 2.4%, will mature in the first quarter of 2005, and require maintenance of a customary market collateral margin. Our obligation under this agreement as of December 31, 2004, was $12.6 million, which includes $0.2 million of accrued interest. We paid off the outstanding amount in February 2005.

9.    Notes Payable

In conjunction with an acquisition in 2000, we assumed a $4.4 million loan related to a research and development funding arrangement with the Province of Nova Scotia. The repayments were fixed at $1.2 million each July of 2001, 2002, 2003 and the final payment in July 2004.

10.    Income Taxes

The provision for income taxes consists of the following for the years ended December 31 (in thousands):

	2002	2003	2004
Current:
Federal	$16,358	$9,457	$5,226
State	3,715	3,933	787
Foreign	391	1,353	6,944

	20,464	14,743	12,957
Deferred:
Federal	(9,076)	(607)	5,698
State	(3,344)	(2,033)	4,008
Foreign	80	—	2,727

	(12,340)	(2,640)	12,433

Total income tax provision	$8,124	$12,103	$25,390

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

The reconciliation of the U.S. federal statutory rate to the effective income tax rate for the years ended December 31, 2002, 2003 and 2004, is as follows:

	2002	2003	2004
Tax provision at U.S. federal statutory rates	35.0%	35.0%	35.0%
State taxes	1.3	3.7	3.5
Foreign taxes and foreign losses (with) without tax benefit	9.6	(1.6)	(4.6)
Research and development credits	(10.4)	(3.2)	(2.6)
In-process research and development	5.5	—	3.4
Other	2.9	2.1	0.3

	43.9%	36.0%	35.0%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes as of December 31, 2003 and 2004 are as follows (in thousands):

	2003	2004
Deferred tax assets:
Accounts receivable and sales returns reserves	$1,775	$2,747
Accrued liabilities	2,234	10,641
Foreign net operating loss carryforwards	12,862	13,520
U.S. net operating loss carryforwards	4,954	2,220
Stock compensation	1,652	1,192
Tax credits	15,777	13,303
Deferred revenue	11,963	—
Other	3,497	3,152

Total gross deferred assets	54,714	46,775

Deferred tax liabilities:
Intangibles	(9,057)	(16,173)
State taxes	(3,241)	(1,441)
Fixed assets	(2,554)	(3,952)

Total gross deferred liabilities	(14,852)	(21,566)
Valuation allowance	(14,662)	(16,660)

Net deferred income taxes	25,200	8,549

Less current portion	(15,074)	(13,075)

Non-current portion	$10,126	$(4,526)

At December 31, 2004, we had recorded a valuation allowance of approximately $16.7 million on certain of our deferred tax assets. Based on the weight of available evidence, we believe that it is more likely than not that these deferred tax assets will not be realized. The increase in valuation allowance primarily relates to the net addition of foreign net operating losses and other net operating losses related to an acquired subsidiary. Approximately $4.2 million of valuation allowance was reduced in the current year related to foreign net operating losses, which were incurred by a subsidiary prior to the date of our acquisition of such subsidiary. Therefore, the benefit of such net operating losses was credited to goodwill.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

At December 31, 2004, we utilized substantially all of our federal and state income tax net operating loss carryforwards. However we have certain federal net operating losses of approximately $5.2 million related to an acquired subsidiary that, as a result of federal consolidation rules, are not available to offset future income of our other U.S. entities. At December 31, 2004, we had foreign net operating loss carryforwards of approximately $39.0 million, which begin to expire in 2005. Approximately $12.4 million of the federal and foreign net operating loss carryforwards were incurred by subsidiaries prior to the date of our acquisition of such subsidiaries. We established a valuation allowance of approximately $4.2 million at the date of acquisitions related to these subsidiaries. Accordingly, the tax benefits associated with the realization of such net operating losses will be credited to goodwill if realized.

At December 31, 2004 we had federal and state tax credit carryforwards of $8.1 million and $5.2 million, respectively, which begin to expire in 2018.

Tax benefits associated with the exercise of stock options of $8.9 million and $3.9 million in 2003 and 2004, respectively, were credited to shareholders’ equity.

Income before income taxes consists of the following components (in thousands):

	2002	2003	2004
United States	$27,057	$18,762	$34,792
Foreign	(8,549)	14,857	37,818

Total	$18,508	$33,619	$72,610

At December 31, 2004, we had not provided for U.S. income taxes or foreign withholding taxes on undistributed earnings from continuing operations of subsidiaries operating outside of the United States. Undistributed earnings of our foreign subsidiaries were approximately $7.7 million and $60.0 million for the years ended December 31, 2003 and 2004, respectively. Such undistributed earnings are considered permanently reinvested.

We have not reevaluated our position regarding the indefinite reinvestment of foreign earnings in light of the repatriation provisions contained in the American Jobs Creation Act of 2004 (the “Act”). The Act, enacted in October 2004, provides for a temporary 85% dividends-received deduction on certain foreign earnings repatriated during a one-year period. The deduction results in a federal tax rate of approximately 5.25% on the repatriated earnings. Certain criteria regarding the use of the repatriated earnings must be met and provided for in the plan of repatriation, in order for the repatriation to qualify for the special deduction. We are awaiting the issuance of further regulatory guidance and passage of statutory technical corrections with respect to certain provisions of the Act prior to determining the amount, if any, we may repatriate. We anticipate finalizing our analysis on or before September 30, 2005. The current range of un-remitted earnings that we may consider repatriating is between $0 and $60 million.

U.S and foreign tax returns are subject to routine compliance reviews by the various tax authorities. We accrue for tax contingencies based upon our best estimate of the taxes we expect to pay. These estimates are updated over time as more definitive information becomes available from taxing authorities, completion of tax audits or upon occurrence of other events. The tax contingency accrual is recorded as a component of our net income taxes payable/receivable balance.

During 2004, we reached a conclusion with the Internal Revenue Service regarding the examination of our federal income tax returns through December 31, 2001. The conclusion of the audit resulted in the reduction of

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

our accrued income taxes payable balance and, consequently, a decrease to income tax expense. The reduction did not have a significant effect on the overall provision for income taxes.

11.    Shareholders’ Equity

In December 2000, our Board of Directors authorized a stock repurchase program under which we may repurchase up to 2.0 million shares of our common stock. In October 2001, our Board of Directors increased the total number of shares authorized for repurchase under this program to 5.0 million shares. Under the repurchase program, we may repurchase shares from time to time at varying prices in open market or private transactions. We did not set any timeline within which repurchases would be made and have not committed to repurchase any specific amount of shares. As of December 31, 2000, we had repurchased 1.7 million shares for approximately $57.4 million under this program. No additional shares were repurchased under this program in any of the years presented in this Report.

12.    Employee Benefit Plans

Stock Option Plans

Our stock option plans provide for the issuance of stock options to our employees, directors and consultants. The options are generally granted with exercise prices equal to the fair market value of our common stock as of the grant date, expire ten years from the date of grant, and ratably vest over a four- to five-year period. As of December 31, 2004, we have authorized 30.4 million shares for issuance under the plans, of which 5.5 million shares are available for future grant.

A summary of the status of our stock option plans as of December 31, 2002, 2003 and 2004 and changes during the years ending on those dates is presented below (in thousands, except per share data):

	2002		2003		2004
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding, beginning of period	15,568	$13.56	19,710	$13.28	22,919	$13.27
Assumed with acquisition of Aelita	—	$—	—	$—	1,089	$3.78
Granted	6,904	$9.46	6,947	$11.49	5,670	$12.89
Exercised	(1,466)	$1.21	(1,799)	$5.28	(2,254)	$7.41
Canceled	(1,296)	$20.78	(1,939)	$14.44	(2,472)	$14.45

Balance, end of period	19,710	$13.28	22,919	$13.27	24,952	$13.18

Exercisable, end of period	4,992	$12.36	6,935	$14.05	9,155	$14.17

The weighted-average fair value of options granted during the years ended December 31, 2002, 2003 and 2004 was $9.46, $11.49 and $12.89, respectively.

During 2004, options to purchase an aggregate of approximately 1.4 million shares were granted at prices below market value with a weighted-average exercise price of $14.00 per share and a weighted-average fair value of $15.04 per share. Also in 2004, we assumed options to purchase an aggregate of approximately 1.1 million shares, with a weighted-average exercise price of $3.78 per share and a weighted-average fair value of $12.27 per share, from Aelita as part of the acquisition. Related to the options acquired from Aelita, the intrinsic value attributable to 409,000 shares of unvested options were recorded as unearned compensation, while the remainder

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

were included as part of the purchase price. No options were granted during 2002 or 2003 with below market exercise prices. Included in the accompanying consolidated financial statements is $1.5 million, $0.9 million and $1.8 million of expense recorded during the years ended December 31, 2002, 2003 and 2004, respectively, associated with stock option grants at below market exercise prices. The expense equals the difference between the fair market value of our common stock on the grant date and the exercise price of the stock options and is recognized ratably over the vesting period of the stock options, currently three to five years.

The following table summarizes information about stock options outstanding at December 31, 2004 (numbers of shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 0.5– 8.30	3,251	6.45	$5.38	1,732	$3.43
$ 8.40–10.74	4,853	7.25	$9.86	1,854	$10.10
$10.82–11.25	2,862	9.21	$11.13	135	$10.82
$11.27–11.56	4,359	8.70	$11.56	764	$11.56
$11.57–14.00	2,891	9.15	$13.19	711	$13.08
$14.03–15.13	3,204	6.74	$14.95	1,928	$14.98
$15.24–26.50	2,698	6.64	$22.45	1,586	$25.06
$27.00–50.06	834	5.54	$41.40	445	$37.72

	24,952		$13.18	9,155	$14.17

Employee Stock Purchase Plan

In January 2004, 345,083 shares of common stock were purchased under our Employee Stock Purchase Plan (“ESPP”) at a price of $7.98 per share. In July 2004, 202,336 shares of common stock were purchased under the ESPP at a price of $10.25 per share. The ESPP was terminated effective July 31, 2004.

The weighted-average fair value of the purchase rights granted in fiscal 2002, 2003 and 2004 were $2.18, $1.73 and $6.20, respectively.

Employee 401(k) Plan

We sponsor the Quest Software, Inc. 401(k) Plan (“401(k) Plan”) covering substantially all of our employees. As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from 1% to 100% of their annual compensation to the 401(k) Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. Participant contributions vest immediately, while discretionary contributions we make vest over a three-year period. Our discretionary contributions to the 401(k) Plan totaled $1.0 million, $1.0 million and $1.5 million for the years ended December 31, 2002, 2003 and 2004, respectively.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

13.    Other Income, Net

Other income, net consists of the following for the years ended December 31 (in thousands):

	2002	2003	2004
Interest income	$9,260	$6,107	$7,339
Interest expense	(339)	(191)	(648)
Foreign currency gain, net	2,134	6,247	3,245
Loss on impairment/sale of interest in aircraft	(790)	(3,495)	—
Other expense, net	(1,614)	(1,031)	(958)

Total	$8,651	$7,637	$8,976

14.    Commitments and Contingencies

We lease office facilities and certain equipment under various operating leases. A majority of these leases are non-cancelable and obligate us to pay costs of maintenance, utilities, and applicable taxes. The leases on most of the office facilities contain escalation clauses and renewal options. Rental expense is recorded on a straight-line basis over the life of the lease. Total rent expense was $12.9 million, $13.3 million and $14.4 million for the years ended December 31, 2002, 2003 and 2004, respectively.

Minimum lease commitments under non-cancelable operating leases as of December 31, 2004 are as follows (in thousands):

Year ending December 31:
2005	$14,752
2006	8,744
2007	5,749
2008	3,062
2009	933
Thereafter	1,614

$34,854

In December 2004, we entered into an agreement to purchase a building located in Aliso Viejo, California, adjacent to our existing Aliso Viejo building, comprising approximately 89,000 square feet for approximately $18.6 million. The purchase price is subject to increase by one-half percent (0.5%) for each thirty (30) day period after November 15, 2004 until the completion of the purchase, which is expected to occur in May 2005. The increase in purchase price subject to this clause is expected to be approximately $550,000.

On July 2, 2002, Computer Associates International, Inc. (“CA”) filed a complaint against us and four of our employees in the U.S. District Court for the Northern District of Illinois alleging copyright infringement and trade secret misappropriation in connection with the development of our Quest Central for DB2 product and seeking injunctive relief and unspecified money damages. The complaint was amended in May 2003 to add another Quest employee as a defendant and to assert breach of contract claims against three of the individual defendants. In July 2004, the Court entered an order preliminarily enjoining our use, marketing, licensing or distribution of Quest Central for DB2, pending trial, based upon its determination that CA is likely to prove its claims of copyright infringement or trade secret misappropriation. We are permitted by the terms of the order to continue providing technical support and product maintenance to existing users of Quest Central for DB2. Our appeal of the preliminary injunction order is pending. The related products accounted for approximately 3% of

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

total revenues in the six months ended June 30, 2004 and the year ended December 31, 2003. We have established a loss contingency reserve in the amount of $ 16.0 million, which reflects our current estimate of the value to Quest of settling this litigation and removing the injunction so that we could promptly resume selling our Quest Central for DB2 products. We are engaged in settlement discussions with Computer Associates in connection with a mediation process initiated by the Seventh Circuit Court of Appeals. There can be no assurance that we will be able to reach a settlement on terms and conditions acceptable to Quest or at all. If settlement discussions do not result in a settlement, we will continue to incur substantial legal expenses in the appeal of the preliminary injunction order and defense of these claims, which may also divert management’s attention from the day-to-day operations of our business.

The securities class action litigation filed in July 2003 and described in our filings since then was dismissed with prejudice at no cost to the company other than our litigation defense costs. The related state derivative action was also dismissed in February 2005.

We are a party to other litigation, which we consider to be routine and incidental to our business. Management does not expect the results of any of these actions to have a material adverse effect on our results of operations or financial condition.

In the normal course of our business, we enter into certain types of agreements that require us to indemnify or guarantee the obligations of other parties. These commitments include (i) intellectual property indemnities to licensees of our software products, (ii) indemnities to certain lessors under office space leases for certain claims arising from our use or occupancy of the related premises, or for the obligations of our subsidiaries under leasing arrangements, (iii) indemnities to customers, vendors and service providers for claims based on negligence or willful misconduct of our employees and agents, and (iv) indemnities to our directors and officers to the maximum extent permitted under applicable law. The terms and duration of these commitments varies and, in some cases, may be indefinite, and certain of these commitments do not limit the maximum amount of future payments we could become obligated to make thereunder; accordingly, our actual aggregate maximum exposure related to these types of commitments cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for obligations of this nature, and no liabilities have been recorded for these obligations in the accompanying consolidated balance sheets as the estimated fair value of these obligations as of December 31, 2004 was considered nominal.

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

We do not separately allocate operating expenses to these segments, nor do we allocate specific assets to these segments. Therefore, segment information reported includes only revenues, cost of revenues, and gross profit.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Reportable segment data for the three years in the period ended December 31, 2004, is as follows (in thousands):

	Licenses	Services	Total
Year ended December 31, 2002:
Revenues	$160,636	$94,946	$255,582
Cost of revenues	9,283	17,913	27,196

Gross profit	$151,353	$77,033	$228,386

Year ended December 31, 2003:
Revenues	$179,560	$124,728	$304,288
Cost of revenues	11,987	21,365	33,352

Gross profit	$167,573	$103,363	$270,936

Year ended December 31, 2004:
Revenues	$225,032	$164,431	$389,463
Cost of revenues	12,065	29,646	41,711

Gross profit	$212,967	$134,785	$347,752

Revenues are attributed to geographic areas based on the location of the entity to which the products or services were delivered. Revenues, gross profit, income from operations and long-lived assets concerning principal geographic areas in which we operate are as follows (in thousands):

	United States	United Kingdom	Other International (b)	Total
Year ended December 31, 2002:
Revenues	$175,523	$29,038	$51,021	$255,582
Long-lived assets (a)	171,301	1,072	4,907	177,280

Year ended December 31, 2003:
Revenues	$201,400	$33,203	$69,685	$304,288
Long-lived assets (a)	223,205	1,084	3,862	228,151

Year ended December 31, 2004:
Revenues	$253,685	$52,422	$83,356	$389,463
Long-lived assets (a)	212,574	1,825	5,194	219,593

(a)	Excludes goodwill and amortizing intangible assets, net.
(b)	No single location within Other International accounts for greater than 7% of revenues.

QUEST SOFTWARE, INC.

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNT

Description	Balance at Beginning of Period	Acquired Balances	Charges, Costs and Expenses	Additions/ Deductions	Balance at End of Period
	(In Thousands)
Year ended December 31, 2002:
Allowance for bad debt	$895	$—	$580	$(634)	$841
Allowance for sales returns and cancellations	$5,081	$299	$4,848	$(4,091)	$6,137
Year ended December 31, 2003:
Allowance for bad debt	$841	$—	$291	$(44)	$1,088
Allowance for sales returns and cancellations	$6,137	$123	$4,493	$(2,602)	$8,151
Year ended December 31, 2004:
Allowance for bad debt	$1,088	$—	$236	$239	$1,563
Allowance for sales returns and cancellations	$8,151	$820	$8,134	$(4,474)	$12,631

S-1

EXHIBIT INDEX

3.1		Second Amended and Restated Articles of Incorporation.(1)

3.2		Certificate of Amendment of Second Amended and Restated Articles of Incorporation.(3)

3.3		Second Amended and Restated Bylaws, as amended.(4)

4.1		Form of Registrant’s Specimen Common Stock Certificate.(1)

10.1	++	Registrant’s 1999 Stock Incentive Plan, as amended.(5)

10.2		Form of Directors’ and Officers’ Indemnification Agreement.(1)

10.3		Office Space Lease dated as of June 17, 1999 between The Irvine Company and Quest Software, Inc.(1)

10.4		First Amendment to Lease dated as of January 2, 2003 between The Irvine Company and Quest Software, Inc.(7)

10.5		Office Lease between The Northwestern Mutual Life Insurance Company (Landlord) and Quest Software, Inc. (Tenant) dated as of September 30, 1999.(2)

10.6	++	Registrant’s 2001 Stock Incentive Plan.(6)

10.7		Office Building Lease, dated as of February 13, 2004, between Fluor Enterprises, Inc. and Quest Software, Inc. (8)

10.8	++	Offer Letter Agreement between Quest Software, Inc. and Michael J. Lambert.(9)

10.9		Purchase Agreement and Escrow Instructions dated as of December 9, 2004 between Fluor Enterprises, Inc. and Quest Software, Inc. (10)

10.10	++	Form of Stock Option Agreement used under the Registrant’s 1999 Stock Incentive Plan.(11)

10.11	++	Form of Stock Option Agreement used under the Registrant’s 2001 Stock Incentive Plan. (6)

10.12	++	Description of Compensation Arrangement for Non-Employee Directors

10.13	++	Summary of Compensation Arrangements with Named Executive Officers

14.1		Code of Ethics.(8)

21.1		Subsidiaries of the Company.

23.1		Consent of Deloitte & Touche LLP.

31.1		Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to our Registration Statement on Form S-1 and all amendments thereto (File No. 333-80543).
(2)	Incorporated herein by reference to our Registration Statement on Form S-1 and all amendments thereto (File No. 333-30816).
(3)	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2000.
(4)	Incorporated herein by reference to our Current Report on Form 8-K filed February 23, 2005.
(5)	Incorporated herein by reference to our Registration Statement on Form S-8 (File No. 333-116761) filed on June 23, 2004.

1

(6)	Incorporated herein by reference to our Registration Statement on Form S-8 (File No. 333-107045) filed on July 15, 2003.
(7)	Incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2002.
(8)	Incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2003.
(9)	Incorporated herein by reference to our Current Report on Form 8-K filed November 29, 2004.
(10)	Incorporated herein by reference to our Current Report on Form 8-K filed December 15, 2004.
(11)	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2004.
++	Indicates a management contract or compensatory arrangement.

2