Form 10-K/A
period 2004-12-31
QUEST SOFTWARE INC
filed 2005-05-02
CIK 1088033

UNITED STATES

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

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 solely for the purpose of providing the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. Such information was to be incorporated by reference from the Registrant’s definitive proxy statement in connection with the Registrant’s 2005 Annual Meeting of Shareholders.

PART III

Item 10. Directors and Executive Officers of the Registrant

Executive Officers

The names of our executive officers and other information about them are shown below.

Name	Age	Position
Vincent C. Smith	41	Chairman of the Board and Chief Executive Officer
Douglas F. Garn	46	President
M. Brinkley Morse	47	Senior Vice President, Corporate Development
Michael J. Lambert	43	Senior Vice President, Chief Financial Officer
Anthony Foley	45	Senior Vice President, Worldwide Sales

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

Douglas F. Garn has served as our President since February 2005. Mr. Garn previously served as our Vice President, Worldwide Sales from January 1998 to January 2002, and returned to this position in January 2003 after a medical leave of absence. From March 1996 to January 1998, Mr. Garn was Vice President of North American Sales for Peregrine Systems, Inc.

M. Brinkley Morse has served as our Senior Vice President, Corporate Development since April 2005. Mr. Morse previously served as our Vice President, Finance and Operations since January 2001 and as our Chief Financial Officer since May 2003. Before joining Quest, Mr. Morse served as Senior Vice President, Corporate Development and Secretary of BMC Software from September 1998 to August 2000, and he served as General Counsel and Secretary of BMC from November 1988 to September 1998.

Michael J. Lambert has served as our Senior Vice President, Chief Financial Officer since April 2005. Mr. Lambert previously served as our Senior Vice President, Finance since November 2004. Before joining Quest, Mr. Lambert served as Executive Vice President and CFO at Quantum Corporation, a publicly held provider of storage solutions, from June 2001 through June 2004. Prior to Quantum, Mr. Lambert was Senior Vice President and CFO of NerveWire, a systems integration consulting firm. From March 1996 to July 2000, Mr. Lambert worked for Lucent Technologies, most recently as Vice President and CFO of the InterNetworking Systems Division. Mr. Lambert holds an MBA from Harvard Business School and a bachelor’s degree in Business Administration from Stonehill College.

Anthony Foley has served as our Senior Vice President, Worldwide Sales since April 2005. Mr. Foley previously served as our Vice President Sales, EMEA since April 2000. From February 1997 until he joined Quest, Mr. Foley served in senior sales and operations management positions for the European operations of Computer Associates International, Inc. Prior to his employment with CA, Mr. Foley served in business development positions for European subsidiaries of GE Capital and IBM.

Directors

Listed below is information regarding the seven individuals serving as our directors as of April 28, 2005:

Name	Age	Position with Quest
Vincent C. Smith	41	Chairman of the Board and Chief Executive Officer
Doran G. Machin	50	Director
Jerry Murdock, Jr.	46	Director
Raymond J. Lane	58	Director
Augustine L. Nieto II	47	Director
Kevin M. Klausmeyer	46	Director
Paul Sallaberry	48	Director

Information for Vincent C. Smith is included in the previous section titled “Executive Officers.”

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

Raymond J. Lane has served as a director since October 2000. Mr. Lane is a General Partner of Kleiner Perkins Caufield & Byers, a venture capital firm. Prior to joining Kleiner Perkins in July 2000, Mr. Lane was President and Chief Operating Officer and a Director of Oracle, where he served in various executive management positions. Before joining Oracle in June 1992, Mr. Lane was a Senior Vice President and Managing Partner of Booz-Allen & Hamilton. He also served on Booz-Allen’s Board of Directors and Executive Management Committee. Currently, Mr. Lane is a member of the Board of Trustees of Carnegie-Mellon University and serves as the Chairman of the Board of Directors of SeeBeyond Technology Corporation.

Augustine L. Nieto II has served as a director since October 2002. Mr. Nieto is Founder of Life Fitness, a leading manufacturer of exercise equipment for commercial and consumer use, and has held a variety of executive positions with Life Fitness since he co-founded the company in 1977. He is currently a Senior Advisor for North Castle Partners, a private equity firm in Greenwich, Connecticut. Mr. Nieto serves on the Board of Directors of EAS and Grand Expedition.

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

Mr. Sallaberry joined our Board of Directors in February 2005. Mr. Sallaberry previously held several executive level positions with VERITAS Software, most recently as Executive Vice President, Worldwide Field Operations. Prior to that, Mr. Sallaberry served as Senior Vice President, Worldwide Sales of Veritas from July 1999 to December 1999, and Vice President, Worldwide Sales of Veritas from April 1997 to July 1999.

Corporate Governance

Our board of directors and management are committed to good corporate governance to ensure that we are managed for the long-term benefit of our shareholders. We have in place a variety of policies and practices to promote good corporate governance. Consistent with our Corporate Governance Guidelines, a majority of our board of directors is independent in accordance with Nasdaq listing standards, and all members of our Audit Committee, our Compensation Committee, and our Nominating and Corporate Governance Committee also meet Nasdaq guidelines for independence. We have also established:

•	Written charters for our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee that address corporate governance practices in accordance with the Sarbanes-Oxley Act, current Nasdaq corporate governance guidelines, and other applicable rules and regulations;

•	disclosure control policies and procedures;

•	a procedure for receipt and treatment of anonymous and confidential complaints or concerns regarding audit or accounting matters; and

•	a Code of Business Conduct and Ethics applicable to our officers, directors and employees.

The nominating and corporate governance committee of our board of directors is responsible for reviewing the Corporate Governance Guidelines from time to time and reporting and making recommendations to the board concerning corporate governance matters. In April 2005, our Nominating and Corporate Governance Committee established our Corporate Governance Guidelines. Among the matters addressed by our Corporate Governance Guidelines are:

•	Director Independence—Independent directors shall constitute at least a majority of our board of directors and all members of the audit, compensation, and nominating and corporate governance committees are required to be independent in accordance with NASDAQ criteria. Our board of directors has determined that Kevin M. Klausmeyer, Augustine L. Nieto II, Raymond Lane, Paul Sallaberry, and Jerry Murdock are “independent” within the meaning of Rule 4200(a)(15) of the National Association of Securities Dealers listing standards.

•	Monitoring Board Effectiveness—The board, led by the nominating and corporate governance committee, shall conduct an annual self-evaluation of the functioning of the board and the board committees.

•	Executive Sessions of Independent Directors—The non-employee directors regularly meet in executive sessions without management present.

•	Board Access to Independent Advisors—Our board of directors as a whole, and each of its committees separately, have authority to retain such independent consultants, counselors or advisors to the board or its committees as each shall deem necessary or appropriate.

Copies of our Corporate Governance Guidelines and Code of Business Conduct and Ethics can be found in the Investor Relations – Corporate Governance area of our website at www.quest.com.

Audit Committee Financial Expert

We have a standing audit committee consisting of Messrs. Murdock, Klausmeyer and Nieto. Our board of directors has determined that Mr. Klausmeyer is an audit committee financial expert.

Nominations for Director

The policy of the Nominating Committee is to consider shareholder recommendations for candidates for membership on the Board. Shareholder recommendations for nominations should be delivered to our Corporate Secretary as follows:

Corporate Secretary

Quest Software, Inc.

5 Polaris Way

Aliso Viejo, CA 92656

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

Based solely upon a review of the copies of such forms furnished to the Company or written representations that no Forms 4 or 5 were required, the Company believes that, during 2004, its officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements, except that each of Messrs. Garn and Merritt filed late reports for two transactions, Mr. Smith filed a late report for one transaction and Kevin Brooks, our Vice President, Corporate Controller, filed a late report for one transaction.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officer, Chief Financial Officer, Controller and other persons performing similar functions. A copy of our Code of Ethics was filed as Exhibit 14 to our Annual Report on Form 10-K for the year ended December 31, 2003 and is also posted on the “Investors” section of our website at www.quest.com. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding amendments to, or waivers from, the Code of Ethics by either providing such information on a Form 8-K filed with the Securities and Exchange Commission or by posting such information on the “Investors” section of our website at www.quest.com. Information contained on our website is not part of this Report.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth for the years ended December 31, 2002, 2003 and 2004 all compensation received for services rendered to Quest in all capacities by our chief executive officer and each of our executive officers. These officers are referred to in this Report as the Named Executive Officers.

		Annual Compensation						Long-Term Compensation	All Other Compensation($) (3)
Name and Principal Position	Year	Salary($)		Bonus($)(1)		Other Annual Compensation($)(2)		Securities Underlying Options(#)
Vincent C. Smith Chairman of the Board and Chief Executive Officer	2004 2003 2002		$150,000 — —	$ $	200,000 200,000 —	$ $ $	138,208 127,005 38,728	— 750,000 800,000		$2,500 — —

Douglas F. Garn(4) President	2004 2003 2002	$ $	400,000 189,489 —	$ $	200,000 200,000 —		$10,599 — —	50,000 550,000 —	$ $	2,500 1,500 —

M. Brinkley Morse Senior Vice President, Corporate Development	2004 2003 2002	$ $ $	350,000 200,000 200,000	$ $ $	50,000 100,000 50,000		— — —	— 150,000 200,000		— — —

Michael J. Lambert(5) Senior Vice President, Chief Financial Officer	2004 2003 2002		$17,275 — —		— — —		— — —	400,000 — —		— — —

Douglas Merritt(6) Senior Vice President and General Manager, ADM	2004 2003 2002		$211,458 — —		— — —		— — —	700,000 — —		— — —

(1)	Includes performance bonuses accrued in the year of service whether paid during the year of service or thereafter.
(2)	For Mr. Smith, these amounts represent (i) automobile expenses paid by Quest of $34,963 and $28,439 in 2003 and 2004, respectively, (ii) for 2003 and 2004, $92,042 and $99,170, respectively, for personal use of aircraft and (iii) $10,599 for the allocable cost of Quest’s annual sales quota club trip, including related tax gross-up benefits. For Mr. Garn, this amount represents only the allocable cost of Quest’s annual sales quota club trip, including related tax gross-up benefits. For purposes of the above compensation disclosures for 2004, we have valued Mr. Smith’s personal use of company aircraft based on the cost of fuel, maintenance reserves for engines and smaller variable costs, such as trip-related hangar and parking costs, landing fees and on-board catering. In 2003, for compensation disclosure purposes, we valued Mr. Smith’s personal use of company aircraft based on the Standard Industry Fare Level rates, as published by the Internal Revenue Service.
(3)	These amounts represent matching contributions under our 401(k) Plan.
(4)	Mr. Garn returned to Quest from a medical leave of absence in January 2003 to serve as our Vice President, Worldwide Sales. Mr. Garn was appointed President in February 2005.
(5)	Mr. Lambert joined Quest in November 2004 as Senior Vice President, Finance. He was appointed Chief Financial Officer in April 2005.
(6)	Mr. Merritt joined Quest in April 2004 and resigned in February 2005.

Option Grants in Last Fiscal Year

The following table sets forth certain information with respect to stock options granted to each of the Named Executive Officers in 2004, including the potential realizable value over the ten-year term of the options, based on assumed rates of stock appreciation of 5% and 10%, compounded annually. These assumed rates of appreciation comply with the rules of the SEC and do not represent our estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of our Common Stock. No stock appreciation rights were granted during 2004.

	Option Grants in 2004					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term($)
Name	Number Of Securities Underlying Options Granted(#)		Percent of Total Options Granted to Employees in 2004(%)	Exercise Price ($/Share)	Expiration Date	5%	10%
Douglas F. Garn	50,000	(2)	0.88%	$11.18	08/05/14	$351,552	$890,902
Michael J. Lambert	400,000	(2)	7.06%	$16.03	11/29/14	$4,032,472	$10,219,077
Douglas Merritt (1)	700,000	(2)	12.35%	$11.36	04/30/14	$5,000,970	$12,673,440

(1)	Mr. Merritt resigned from Quest in February 2005.
(2)	These options were granted at an exercise price equal to the fair market value of Quest Common Stock on the grant date. These options vest as follows: 20% on the first anniversary of the date of grant, and 10% upon completion of each of the following eight six-month periods.

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

Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

The following table sets forth, for the year ending December 31, 2004, certain information regarding options exercised by, and held at year-end by, the Named Executive Officers.

Name	Shares Acquired Upon Exercise(#)	Value Realized($)	Number of Securities Underlying Unexercised Options at December 31, 2004(#)		Value of Unexercised In-the-Money Options at December 31, 2004($) (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Vincent C. Smith	—	—	1,029,666	1,305,334	$4,953,985	$7,327,365
Douglas F. Garn	—	—	382,400	710,500	$1,104,355	$2,610,950
M. Brinkley Morse	—	—	552,500	447,500	$1,924,750	$2,145,750
Michael J. Lambert	—	—	0	400,000	$0	$0
Douglas Merritt (2)	—	—	0	700,000	$0	$3,290,000

(1)	Calculated on the basis of the fair market value of our Common Stock on December 31, 2004 ($15.95 per share), less the applicable exercise price per share, multiplied by the number of shares underlying the options.
(2)	Mr. Merritt resigned from Quest in February 2005.

Director Compensation and Other Arrangements

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of April 6, 2005 with respect to the beneficial ownership of Quest Common Stock by (i) each person Quest believes beneficially holds more than 5% of the outstanding shares of Common Stock; (ii) each director; (iii) each Named Executive Officer and (iv) all directors and executive officers as a group. Unless otherwise indicated, all persons named as beneficial owners of Common Stock have sole voting power and sole investment power with respect to the shares indicated as beneficially owned. Beneficial ownership also includes shares of Quest Common Stock issuable upon exercise of stock options that are exercisable or will become exercisable within 60 days of April 6, 2005, as reflected in the table below. Unless otherwise indicated, the principal address of each of the shareholders below is c/o Quest Software, Inc., 5 Polaris Way, Aliso Viejo, California 92656.

	Number of Shares Beneficially Owned				Percent of Common Stock Outstanding
Name of Beneficial Owner	Common Stock		Options Exercisable Within 60 Days
Vincent C. Smith	31,931,331	(1)	1,270,666		33.9%
FMR Corp. (2) 82 Devonshire Street Boston, MA 02109	7,470,942		0		8.2
David M. Doyle (2) 5405 Alton Pkwy, Ste. 141 Irvine, CA 92604	7,951,359		0		7.7
M. Brinkley Morse	0		655,000		*
Douglas F. Garn	0		500,900		*
Jerry Murdock, Jr.	115,024		75,000	(3)	*
Raymond J. Lane	442,113		114,309	(3)	*
Douglas Merritt	2,000		140,000		*
Doran G. Machin	0		75,000	(3)	*
Augustine L. Nieto II	0		80,000	(3)	*
Kevin M. Klausmeyer	3,400		65,000	(3)	*
Paul Sallaberry	4,000		50,000		*
Michael J. Lambert	0		0		*
All executive officers and directors as a group (11 persons)	32,495,868		3,205,333		35.7%

*	Less than 1%
(1)	Includes an aggregate of 152,400 shares held in the names of Mr. Smith’s minor children and 1,040 shares held by Mr. Smith as custodian for his minor children. Includes an aggregate of 30,592,300 shares held through limited liability companies. Includes 47,060 shares held by the Vincent C. Smith Charitable Remainder Trust, of which Mr. Smith is the trustee.
(2)	According to a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2005.
(3)	Includes 15,000 shares of Quest Common Stock issuable upon exercise of stock options to be granted on the date of our 2005 Annual Meeting of Shareholders pursuant to the provisions of the automatic option grant program under our 1999 Stock Incentive Plan.

Equity Compensation Plan Information

The following table gives information about our Common Stock that may be issued upon the exercise of options under all of our existing equity compensation plans as of December 31, 2004, including our 1999 Stock Incentive Plan and 2001 Stock Incentive Plan, and stock options assumed in connection with our acquisitions of Foglight Software, OnWire Technologies and Aelita Software.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	16,883,862		$13.29	3,726,846
Equity compensation plans not approved by security holders	7,210,093	(2)	$11.90	1,176,122

Totals	24,093,955		$12.87	4,902,968

(1)	Excludes options to purchase: 9,094 shares of Common Stock with a weighted-average exercise price of $31.33 per share which were assumed by Quest in connection with our acquisitions of Foglight Software; options to purchase 1,573 shares of Common Stock with a weighted-average exercise price of $48.84 per share which were assumed by Quest in connection with our acquisitions of OnWire Technologies; and 503,443 shares of Common Stock with a weighted-average exercise price of $4.75 per share which were assumed by Quest in connection with our acquisition of Aelita Software Corporation.
(2)	Issued under our 2001 Stock Incentive Plan. See the description below of the 2001 Stock Incentive Plan.

2001 Stock Incentive Plan

As of December 31, 2004, we had 8,386,215 shares of Common Stock reserved for issuance under the 2001 Stock Incentive Plan (the “2001 Plan”) for employees. The 2001 Plan provides for the granting of non-qualified stock options to employees at the fair market value of our Common Stock at the grant date. Officers and directors of Quest are not eligible to participate in the 2001 Plan unless and until the 2001 Plan is approved by our shareholders. Options granted under the 2001 Plan have ten-year terms and generally vest 20% after the first year and in 10% increments every six months thereafter. The 2001 Plan is not required to be and has not been approved by our shareholders.

Item 13. Certain Relationships and Related Transactions

On March 17, 2004, we acquired Aelita Software Corporation (“Aelita”), a privately held company that provides systems management solutions that improve the productivity, system availability and security of Microsoft Active Directory and Exchange, in a transaction valued at approximately $115 million. Certain venture capital funds associated with Insight Venture Partners (the “Insight Funds”) previously holding shares of Aelita’s preferred stock became entitled to receive (subject to claims against an indemnity escrow fund) approximately $47.6 million in cash in respect of those shares of preferred stock as a result of this acquisition. Jerry Murdock, a director of Quest, is a Managing Director and the co-founder of Insight Venture Partners and an investor in the Insight Funds. Vincent Smith, Quest’s Chairman of the Board and CEO, and Ray Lane and Paul Sallaberry, directors of Quest, are passive limited partners in Insight Funds, and received a portion of the proceeds from the Aelita transaction by virtue of their respective ownership interests therein. We believe that the financial interests of Mr. Smith, Mr. Lane and Mr. Sallaberry in the Aelita transaction are not material.

The acquisition of Aelita was reviewed and approved by our board of directors, as well as by our Audit Committee. Mr. Murdock, who is the chairman of our Audit Committee, did not participate in the meeting of our board of directors at which the Aelita transaction was approved and abstained from voting at the meeting of our Audit Committee at which the Aelita transaction was approved. Mr. Sallaberry did not join our board of directors until February 2005, and thus also did not participate in the meeting of our board of directors at which the Aelita transaction was approved.

On April 26, 2005, we entered into an Agreement and Plan of Merger with Imceda Software, Inc. (“Imceda”), a privately held company that provides systems, storage and database management solutions, contemplating the acquisition of Imceda by Quest in a transaction valued at approximately $60.6 million. The Insight Funds hold shares of Imceda’s preferred stock, and will be entitled upon the closing of the transaction to receive (in respect of those shares of preferred stock) cash and (subject to claims against an indemnity escrow fund) shares of Quest common stock, such cash and stock representing an aggregate value (based on the manner in which Quest common stock is valued under the Agreement and Plan of Merger) of approximately $47.3 million. Each of Mr. Murdock, Mr. Smith, Mr. Lane and Mr. Sallaberry will be entitled to a portion of the proceeds from the Imceda transaction by virtue of their respective ownership interests in Insight Funds. We believe that the financial interests of Mr. Smith, Mr. Lane and Mr. Sallaberry in the Imceda transaction are not material.

The proposed acquisition of Imceda was reviewed and approved by our board of directors, as well as by our Audit Committee. Mr. Murdock did not participate in the meetings of our board of directors and our Audit Committee at which the Imceda transaction was approved.

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

Item 14. Principal Accountant Fees and Services

The following table presents the fees billed to Quest for professional audit services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”), for the audit of our annual financial statements for the years ended December 31, 2004 and 2003, and fees billed for other services rendered by Deloitte during those periods.

	2004	2003
Audit Fees(1)	$1,302,000	$562,000
Audit-Related Fees(2)	$58,000	$36,000
Tax Fees(3)	$712,000	$617,000
All Other Fees(4)	$0	$5,000

Total	$2,072,000	$1,220,000

(1)	Audit Fees related to professional services rendered for the audit of our annual financial statements, reviews of our quarterly financial statements, international statutory audits and other fees related to our SEC filings and other accounting consultations. For 2004, this category also includes $806,000 in fees for audit of management’s assessment of the effectiveness of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002.
(2)	Audit-Related Fees consisted of audit-related services, including audits of our employee benefit plans and, in 2003, acquisition-related due diligence.
(3)	Tax Fees included fees for tax compliance of approximately $485,000 for 2004 and $249,000 for 2003, relating to U.S. federal tax returns, tax returns in overseas countries in which we do business and various state and local tax returns. Tax fees also included fees for tax advisory services of approximately $227,000 for 2004 and $368,000 for 2003, including tax examination assistance, expatriate tax services, assistance related to mergers and acquisitions, tax research and tax planning services in the countries in which we do business.
(4)	All Other Fees consists of other professional services provided by Deloitte.

The Audit Committee of the Board of Directors has considered whether the provision by Deloitte of the non-audit services listed above is compatible with maintaining Deloitte’s independence.

Pre-Approval Policy

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services, and may be subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval policy, and the related amounts of fees for services performed. The Audit Committee may also pre-approve particular services on a case-by-case basis

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUEST SOFTWARE, INC.

Dated: May 2, 2005	By:	/s/ MICHAEL J. LAMBERT
Michael J. Lambert, Senior Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Title
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.