Form 10-Q
period 2005-03-31
QUEST SOFTWARE INC
filed 2005-05-10
CIK 1088033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes  ☒    No  ☐

The number of shares outstanding of the Registrant’s Common Stock, no par value, as of April 27, 2005, was 96,676,724.

QUEST SOFTWARE, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$121,544	$118,157
Short-term marketable securities	30,645	15,892
Accounts receivable, net	54,456	98,800
Prepaid expenses and other current assets	11,978	12,528
Deferred income taxes	13,107	13,075

Total current assets	231,730	258,452

Property and equipment, net	53,321	52,761
Long-term marketable securities	145,511	163,527
Amortizing intangible assets, net	41,964	41,404
Goodwill	332,339	323,903
Other assets	3,192	3,304

Total assets	$808,057	$843,351

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,819	$4,135
Obligation under repurchase agreement	—	12,632
Accrued compensation	21,037	27,802
Other accrued expenses	22,667	46,292
Income taxes payable	9,642	12,030
Current portion of deferred revenue	106,618	106,356

Total current liabilities	164,783	209,247

Long-term liabilities:
Long-term portion of deferred revenue	19,975	20,897
Deferred income taxes	4,520	4,526
Other long-term liabilities	1,609	1,769

Total long-term liabilities	26,104	27,192

Commitments and contingencies (Note 3 and 10)

Shareholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value, 150,000 shares authorized; 96,295 and 96,111 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	629,500	628,149
Retained earnings	9,173	147
Accumulated other comprehensive loss	(1,972)	(776)
Unearned compensation	(2,317)	(3,394)
Note receivable from sale of common stock	(17,214)	(17,214)

Net shareholders’ equity	617,170	606,912

Total liabilities and shareholders’ equity	$808,057	$843,351

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
Licenses	$54,718	$47,028
Services	48,630	35,499

Total revenues	103,348	82,527

Cost of revenues:
Licenses	968	1,097
Services	8,675	6,403
Amortization of purchased technology	2,255	1,431

Total cost of revenues	11,898	8,931

Gross profit	91,450	73,596

Operating expenses:
Sales and marketing	43,393	36,124
Research and development	21,120	18,158
General and administrative	9,702	8,260
Amortization of other purchased intangible assets	1,276	730
In-process research and development	1,050	6,700

Total operating expenses	76,541	69,972

Income from operations	14,909	3,624
Other (expense) income, net	(1,510)	667

Income before income tax provision	13,399	4,291
Income tax provision	4,360	3,905

Net income	$9,039	$386

Net income per share:
Basic	$0.09	$0.00

Diluted	$0.09	$0.00

Weighted average shares:
Basic	96,195	93,802
Diluted	99,585	97,970

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$9,039	$386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,148	5,402
Compensation expense associated with stock option grants	683	170
Deferred income taxes	(41)	3
Tax benefit related to stock option exercises	259	1,540
Provision for bad debts	(80)	(23)
In-process research and development	1,050	6,700

Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	43,513	9,807
Prepaid expenses and other current assets	461	(2,331)
Other assets	141	(3)
Accounts payable	548	493
Accrued compensation	(6,614)	(1,116)
Other accrued expenses	(8,035)	(4,796)
Litigation settlement payment	(16,000)	—
Income taxes payable	(2,351)	1,262
Deferred revenue	(1,010)	4,843
Other liabilities	(108)	415

Net cash provided by operating activities	27,603	22,752

Cash flows from investing activities:
Purchases of property and equipment, net	(3,039)	(16,586)
Cash paid for acquisitions, net of cash acquired	(12,754)	(94,283)
Proceeds from investments in marketable securities	2,064	13,005

Net cash used in investing activities	(13,729)	(97,864)

Cash flows from financing activities:
Proceeds from repurchase agreement	—	67,500
Repayment of repurchase agreement	(12,725)	—
Repayment of capital lease obligations	(85)	(92)
Proceeds from the exercise of stock options	1,472	4,288
Proceeds from employee stock purchase plan	—	2,723

Net cash (used in) provided by financing activities	(11,338)	74,419
Effect of exchange rate changes on cash and cash equivalents	851	(821)

Net increase (decrease) in cash and cash equivalents	3,387	(1,514)
Cash and cash equivalents, beginning of period	118,157	67,470

Cash and cash equivalents, end of period	$121,544	$65,956

Supplemental schedule of non-cash investing and financing activities:
Unrealized (loss) gain on available-for-sale securities	$(1,196)	$905

See Note 3 for details of assets acquired and liabilities assumed in purchase transactions.

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Net income	$9,039	$386

Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities, net of tax	(1,196)	905

Comprehensive income	$7,843	$1,291

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2004 and 2005, reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), that upon implementation, will impact our net income and net income per share and change the classification of certain elements in the statement of cash flows. SFAS 123R eliminates the alternative to use the intrinsic value method of accounting under SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, and its related implementation guidance. Under APB Opinion No. 25, no compensation expense is recognized for options granted to employees where the exercise price equals the market price of the underlying stock on the date of grant. SFAS 123R will require us to measure all employee stock-based compensation awards using a fair value method and record such amounts as an expense in our statement of operations, on a prospective basis, as the underlying options vest. In April 2005, the Securities and Exchange Commission amended the compliance dates for SFAS 123R to require adoption at the beginning of fiscal years beginning after June 15, 2005. We are required to adopt SFAS 123R in our first quarter of 2006, with expensing to begin January 1, 2006. See “Stock Based Compensation” in Note 2 of these “Notes to Condensed Consolidated Financial Statements” for the pro forma net income and net income per share amounts, for the three months ended March 31, 2005 and 2004, as if we had used one of the fair-value-based methods, similar to the methods available under SFAS 123R, to measure compensation expense for employee stock incentive awards. While we are still evaluating the requirements under and effects of SFAS 123R we expect the adoption to have a significant adverse impact on our consolidated income from operations, net income and net income per share.

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

In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. We will evaluate the impact of EITF 03-1 once final guidance is issued.

2. Stock Based Compensation

We account for stock-based awards to employees using the intrinsic value method, as prescribed by Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” and interpretations thereof. Under APB Opinion No. 25, compensation expense is based on the difference, as of the date of the grant, between the fair value of our stock and the exercise price. Generally, the exercise price of options granted under our stock option plans is equal to the market value of the underlying stock on the date of grant, thereby giving rise to no compensation expense. We value stock options assumed in purchase business combinations at the date of acquisition at their fair value calculated using the Black-Scholes option-pricing model. The purchase price of these business combinations includes the fair value of assumed vested options while the intrinsic value attributable to unvested options is recorded as unearned compensation and amortized over the remaining vesting period of the stock options. We record compensation costs from additional payroll taxes incurred when employees exercise stock options based on the difference between the exercise price and the market price on the date of exercise.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 “Accounting for Stock Based Compensation.” This information is required to be determined as if we had accounted for our employee stock options and stock purchase plans under the fair value based method. Had compensation cost been determined using the fair value method our net income would have been adjusted to the pro forma net income (loss) amounts indicated below (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Net income (loss):
As reported	$9,039	$386
Add: Stock-based compensation expense included in reported net income, net of related tax effects	438	109
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of related tax effects	(7,174)	(6,854)

Pro forma	$2,303	$(6,359)

Basic net income (loss) per share:
As reported	$0.09	$0.00
Pro forma	$0.02	$(0.07)

Diluted net income (loss) per share:
As reported	$0.09	$0.00
Pro forma	$0.02	$(0.07)

For purposes of estimating the compensation cost of our option grants the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. We use projected volatility rates, which are based upon historical volatility rates trended into future years. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our options. These fair value calculations for options granted in the three months ended March 31, 2005 and 2004 are based on the following assumptions:

	Three Months Ended March 31,
	2005	2004
Risk-free interest rate	4.20%	2.78%
Expected life (in years)	6.50	5.00
Expected stock volatility	51%	45%
Expected dividends	None	None

3. Acquisitions

We acquired Wingra Technologies, LLC (“Wingra”), a provider of messaging integration and migration solutions, during the three months ended March 31, 2005. The purchase price for the transaction, consisting primarily of cash, totaled $13.1 million, and was preliminarily allocated as follows: $8.0 million to goodwill, $3.4 million to purchased technology, $1.1 million to in-process research and development, $0.6 million to other purchased intangibles, $1.0 million to total assets acquired and $(1.0) million to total liabilities assumed. Goodwill is expected to be deductible for tax purposes and was assigned to our business segments as follows: $6.4 million to the licenses segment and $1.6 million to the services segment. The purchase price allocation is preliminary and subject to change based upon additional information related to the valuation of certain intangible assets. Actual results of operations of Wingra are included in our condensed consolidated financial statements from January 18, 2005, the effective date of this acquisition. The pro forma impact of the Wingra acquisition was not significant to the periods presented.

On March 17, 2004, we acquired Aelita Software Corporation (“Aelita”), a leading provider of systems management solutions for Microsoft Active Directory and Microsoft Exchange products. The acquisition expands our product portfolio of solutions to simplify, automate and secure increasingly complex Microsoft infrastructures. The purchase price for Aelita was $117.3 million, consisting of $102.0 million in cash, the assumption of Aelita stock options valued at $13.4 million using the Black-Scholes option pricing model and direct acquisition costs of $1.9 million. The intrinsic value of unvested stock options of $4.0 million was allocated to unearned compensation and is being recognized as a non-cash compensation expense. Of the cash paid for this acquisition, $15.8 million was deposited in escrow to satisfy certain indemnification obligations of the selling shareholders. In-process research and development of $6.7 million was expensed immediately upon completion of the acquisition. Goodwill in the amount of $67.4 million and $19.0 million was assigned to the license and service segments, respectively, of our business and is not expected to be deductible for tax purposes. Goodwill allocation of 78% to licenses and 22% to services is based on both historical and projected relative contribution from licenses and services revenues.

In connection with our acquisition of Aelita, the merger agreement requires us to make certain payments to the former stockholders of Aelita in respect of assumed Aelita options that are prematurely forfeited within eighteen months of the acquisition date. We estimate the maximum possible exposure to be approximately $2.8 million as of March 31, 2005, and any such payments will be considered additional purchase price. As of March 31, 2005, we have accrued an obligation of $0.5 million representing the amount we estimate to become payable under this provision based on assumed Aelita options which have been prematurely forfeited through March 31, 2005, which amount is recorded on the balance sheet in other accrued expenses.

Actual results of operations of Aelita are included in our condensed consolidated financial statements from March 17, 2004, the effective date of this acquisition. The unaudited financial information in the table below summarizes the combined results of operations of Quest and Aelita, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented, and combines the historical results for Quest for the three months ended March 31, 2004 and Aelita’s historical results for the period from January 1, 2004 to March 17, 2004. The pro forma financial information includes amortization of identified intangibles and unearned compensation charges of $1.6 million and $0.4 million, respectively, that we would have recognized had the Aelita acquisition closed on January 1, 2004. The pro forma data is presented for informational purposes only and is not necessarily indicative of the results of future operations nor of the actual results that would have been achieved had the acquisition taken place at the beginning of the period presented (in thousands, except per share data):

Three Months Ended March 31, 2004
Revenues	$89,073
Net loss	$(3,823)

Net loss per share:
Basic	$(0.04)
Diluted	$(0.04)

4. Goodwill and Amortizing Intangible Assets

Amortizing intangible assets are comprised of the following (in thousands):

	March 31, 2005			Weighted Average Amortization Period	December 31, 2004			Weighted Average Amortization Period
	Gross Carrying Amount	Accumulated Amortization	Net		Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$69,259	$(37,344)	$31,915	5.3	$65,809	$(35,089)	$30,720	5.4
Customer lists	12,551	(8,199)	4,352	2.7	11,911	(7,424)	4,487	2.6
Existing maintenance contracts	3,000	(637)	2,363	4.9	3,000	(482)	2,518	4.9
Non-compete agreement	5,325	(3,030)	2,295	3.2	5,325	(2,832)	2,493	3.2
Trademarks	2,050	(1,011)	1,039	4.1	2,050	(864)	1,186	4.1

	$92,185	$(50,221)	$41,964		$88,095	$(46,691)	$41,404

Amortization expense for amortizing intangible assets was $3.5 million and $2.2 million for the three months ended March 31, 2005 and 2004, respectively. Estimated annual amortization expense related to amortizing intangible assets by fiscal year is as follows:

Estimated Annual Amortization Expense
2005 (remaining 3 quarters)	$10,393
2006	11,331
2007	9,806
2008	7,799
2009 and thereafter	2,635

$41,964

All intangible assets currently recorded will be fully amortized by the end of 2010.

The changes in the carrying amount of goodwill by reportable operating segment for the three months ended March 31, 2005 are as follows (in thousands):

	Licenses	Services	Total
Balance as of December 31, 2004	$248,236	$75,667	$323,903
Adjustments to Aelita purchase price	405	114	519
Wingra acquisition and other	6,334	1,583	7,917

Balance as of March 31, 2005	$254,975	$77,364	$332,339

5. Obligation Under Repurchase Agreement

We entered into a repurchase agreement in March 2004, utilizing $67.6 million of our investment securities as collateral. The cash proceeds of this transaction were used to provide funding for our acquisition of Aelita and our purchase of a new office facility. Our remaining obligation under this agreement of $12.7 million was paid in full in February 2005.

6. Income Tax Provision

The effective income tax rate for the three months ended March 31, 2005 was 33% compared to 91% in the comparable period of 2004. The significant tax rate in the first quarter of 2004 was primarily due to a permanent difference between GAAP pre-tax income and taxable income as a result of a $6.7 million non-deductible write-off of Aelita’s in-process research and development in the three months ended March 31, 2004.

7. Other (Expense) Income, Net

Other (expense) income, net consists of the following (in thousands):

	Three Months Ended March 31,
	2005	2004
Interest income	$1,904	$1,922
Interest expense	(61)	(57)
Foreign currency loss, net (a)	(2,949)	(969)
Other expense, net	(404)	(229)

Total	$(1,510)	$667

(a)	Foreign currency losses were predominantly attributable to translation losses on accounts receivable and cash denominated in primarily the Euro, and to a lesser extent, the British Pound and the Australian Dollar. The foreign currency translation adjustments to these balance sheet items are calculated by comparing the currency spot rates on March 31, 2005 to the spot rates on December 31, 2004. On this basis the U.S. Dollar strengthened against the Euro, the British Pound and the Australian Dollar during the periods presented.

8. Net Income Per Share

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

The table below sets forth the reconciliation of the denominator of the earnings per share calculation (in thousands):

	Three Months Ended March 31,
	2005	2004
Shares used in computing basic net income per share	96,195	93,802
Dilutive effect of stock options (a)	3,390	4,168

Shares used in computing diluted net income per share	99,585	97,970

(a)	Options to purchase 8.2 million and 3.2 million shares of common stock were outstanding during the three months ended March 31, 2005 and 2004, respectively, but were not included in the computation of net income per share as inclusion would have been anti-dilutive.

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

Reportable segment data is as follows (in thousands):

	Licenses	Services	Total
Three months ended March 31, 2005
Revenues	$54,718	$48,630	$103,348
Cost of Revenues	3,223	8,675	11,898

Gross profit	$51,495	$39,955	$91,450

Three months ended March 31, 2004
Revenues	$47,028	$35,499	$82,527
Cost of Revenues	2,528	6,403	8,931

Gross profit	$44,500	$29,096	$73,596

Revenues are attributed to geographic areas based on the location of the entity to which the products or services were delivered. Revenues and long-lived assets concerning principal geographic areas in which we operate are as follows (in thousands):

	United States	United Kingdom	Other International (b)	Total
Three months ended March 31, 2005:
Revenues	$64,794	$13,270	$25,284	$103,348
Long-lived assets (a)	$196,328	$1,962	$3,734	$202,024

Three months ended March 31, 2004:
Revenues	$54,970	$8,888	$18,669	$82,527
Long-lived assets (a)	$237,755	$1,218	$3,769	$242,742

(a)	Excludes goodwill and amortizing intangible assets, net.

(b)	No single country within Other International accounts for greater than 7% of revenues.

10. Commitments and Contingencies

In December 2004, we entered into an agreement to purchase a building located in Aliso Viejo, California, adjacent to our existing Aliso Viejo building, comprising approximately 89,000 square feet for approximately $19 million. The completion of the purchase is expected to occur by May 31, 2005.

In March 2005, we settled our lawsuit with Computer Associates International, Inc. for $16.0 million plus royalties under a non-exclusive license agreement. The settlement was fully accrued for in fiscal 2004 and did not impact our operating results for the current quarter. We have resumed marketing and licensing of our Quest Central for DB2 products and providing full support for this solution to our customers.

We are a party to a variety of immaterial litigation proceedings and claims, either asserted or unasserted, which we consider to be routine and incidental to our business. While the outcome of any of these matters cannot be predicted with certainty, we do not believe the outcome of any of these proceedings or claims will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In the normal course of our business, we enter into certain types of agreements that require us to indemnify or guarantee the obligations of other parties. These commitments include (i) intellectual property indemnities to licensees of our software products, (ii) indemnities to certain lessors under office space leases for certain claims arising from our use or occupancy of the related premises, or for the obligations of our subsidiaries under leasing arrangements, (iii) indemnities to customers, vendors and service providers for claims based on negligence or willful misconduct of our employees and agents, (iv) indemnities to our directors and officers to the maximum extent permitted under applicable law, and (v) letters of credit and similar obligations as a form of credit support for our international subsidiaries and certain resellers. The terms and duration of these commitments varies and, in some cases, may be indefinite, and certain of these commitments do not limit the maximum amount of future payments we could become obligated to make thereunder; accordingly, our actual aggregate maximum exposure related to these types of commitments cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for obligations of this nature, and no liabilities have been recorded for these obligations in our financial statements included in this report, as the estimated fair value of these obligations as of March 31, 2005 was considered nominal.

11. Related Party Transactions; Subsequent Event

On March 17, 2004, we acquired Aelita Software Corporation. See Note 3 above. Certain venture capital funds associated with Insight Venture Partners (the “Insight Funds”) previously holding shares of Aelita’s preferred stock became entitled to receive (subject to claims against an indemnity escrow fund) approximately $47.6 million in cash in respect of those shares of preferred stock as a result of this acquisition.

On April 26, 2005, Quest Software entered into an Agreement and Plan of Merger with Imceda Software, Inc. (“Imceda”), a privately held company that provides systems, storage and database management solutions, contemplating the acquisition of Imceda by Quest in a transaction valued at approximately $60.6 million, of which 20% will be paid to Imceda’s stockholders in Quest Software Common Stock. Closing of the contemplated transaction is subject to customary closing conditions, including expiration of the applicable Hart-Scott-Rodino waiting period, and is expected to be completed by the end of the second quarter of 2005. We expect to fund the cash portion of the consideration to be paid in this acquisition from our available cash and marketable securities and cash generated from operations. The Insight Funds hold shares of Imceda’s preferred stock, and will be entitled upon the closing of the transaction to receive (in respect of those shares of preferred stock) cash and (subject to claims against an indemnity escrow fund) shares of Quest Software common stock representing an aggregate value (based on the manner in which Quest Software common stock is valued under the Agreement and Plan of Merger) of approximately $47.3 million.

Jerry Murdock, a director of Quest Software, is a Managing Director and the co-founder of Insight Venture Partners and an investor in the Insight Funds. Vincent Smith, Quest’s Chairman of the Board and CEO, and Ray Lane and Paul Sallaberry, directors of Quest Software, are passive limited partners in Insight Funds and, as a result, have interests in the Aelita transaction and the proposed Imceda transaction which are considered to be not material.

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

Overview and Business Model

Quest Software designs, develops, sells and supports software products that improve the performance and productivity of our customers’ packaged and custom software applications and associated software infrastructure components such as databases, application servers and operating systems. Quest fits generally into a category of software companies referred to as “Independent Software Vendors,” or “ISVs,” which are companies whose products support other vendors’ software or hardware products. We both internally develop and acquire our products. Our major product areas are Database Management, Windows Management, and Application Management.

Our revenue consists primarily of software license fees and maintenance fees from customers. Our software-licensing model is primarily based on perpetual license fees, and our license fees are typically calculated either on a per-server basis or a per seat basis, depending on the product. Maintenance contracts entitle a customer to technical support via telephone and the internet and unspecified maintenance releases, updates and enhancements. First-year maintenance contracts are typically sold with the related software license and renewed on an annual basis thereafter. Annual maintenance renewal fees are priced as a percentage of the net initial purchase fee of a perpetual license and first year maintenance. Maintenance revenue is based on vendor-specific objective evidence of fair value and amortized over the term of the maintenance contract, typically 12 months. We also provide consulting and training services, which relate to installation of our products and do not include significant customization to or development of the underlying software code. Consulting and training service revenues are recognized as the services are performed and represent approximately 12% of total services revenues for the three months ended March 31, 2005.

We invest heavily in research and development in order to design and develop a wide variety of products and technologies that will be attractive to customers. In addition, we are a direct-sales driven organization that expends significant selling costs in order to secure new customer license sales and the follow-on maintenance revenue stream that can continue forward beyond the initial license sale.

Quarterly Update

As discussed in more detail throughout our MD&A:

•	Results of operations in the three months ended March 31, 2005 improved over the comparable period in 2004, as indicated by higher total revenues, higher income from operations as a percentage of total revenues (“operating margin”), higher income from operations and higher net income.

•	Total revenues increased 25.2% to $103.3 million and total expenses increased 12.1% to $88.4 million, resulting in an increase in operating margins of 1,010 basis points to 14.5% from 4.4%. Income from operations increased to $14.9 million from $3.6 million and net income increased to $9.0 million from $0.4 million.

•	Specific contributors to first quarter of 2005 revenue growth are discussed below in “Results of Operations.” In summary, our Microsoft Systems Management and Development and Deployment product families, combined with strong cash collections in respect of license transactions on which we recognize revenue upon receipt of payment, were the primary contributors to revenue growth. License and services revenue growth from our North American operations and Rest of World operations, primarily Europe, are provided below. Our Rest of World operations were the largest contributors to total revenue growth both on an absolute and percentage increase basis.

•	Products acquired in our March 2004 acquisition of Aelita Software Corporation, some of which replaced existing Quest products, contributed materially to total revenue growth in the three months ended March 31, 2005 compared to the same period in 2004 mainly because a full quarter of Aelita operations were included in 2005 compared to only two weeks in 2004. We estimate Aelita’s contribution to our overall growth in total revenues in the first quarter of 2005 to be approximately $6.5 million, or 30%. Results of operations from Aelita and other acquisitions are included in our consolidated statements of operations from the respective dates of acquisition. We expect to continue to evaluate a variety of strategic investment and acquisition opportunities.

•	In September 2004, we sold our Vista Plus output management product line and related assets and certain customer support obligations to Open Text Corporation. The Vista Plus output management product line generated approximately $3.9 million in total revenues in the three months ended March 31, 2004, the majority of which was maintenance revenue.

•	Devaluation of the U.S. Dollar, from the first quarter of 2004 to the comparable period in 2005, relative to non-dollar currencies, primarily the Euro, Canadian Dollar and the British Pound, contributed approximately $0.6 million to growth in total revenues and approximately $0.4 million to growth in operating expenses in the three months ended March 31, 2005. Foreign currency losses of $2.9 million during the first quarter of 2005 resulted in a net loss on our other (expense) income, net line item.

•	Our primary expenses are our personnel costs, which include compensation and benefits and costs of office facilities and travel and entertainment, which are a function of our world-wide headcount. We estimate that these personnel related costs represented approximately 75% of total expenses in the three months ended March 31, 2005. Our total headcount, including temps and contractors, was approximately 2,404 and 2,197 at March 31, 2005 and 2004, respectively.

•	Under the pending new accounting rules for stock-based compensation, we will begin to expense outstanding and newly granted stock options in January of 2006. This will substantially increase our stock-based compensation expense, a non-cash expense, and will substantially reduce our operating margins.

•	We generated net cash from operating activities of $27.6 million in the first three months of 2005, and had $297.7 million in cash, cash equivalents and marketable securities at March 31, 2005. We had no outstanding debt, with our long-term liabilities comprised of primarily long-term deferred revenue.

•	In March 2005, we settled our lawsuit with Computer Associates International, Inc. for $16.0 million plus royalties under a non-exclusive license agreement. The settlement was fully accrued for in fiscal 2004 and did not impact our operating results for the current quarter. We have resumed marketing and licensing of our Quest Central for DB2 products and providing full support for this solution to our customers. Total revenue contribution from these products in the first quarter of 2004 was approximately 6% versus approximately 1% in the comparable period of 2005.

•	Research and Development expense and the corresponding net income amounts as reported in this Form 10-Q reflect an adjustment to our preliminary Q1 2005 operating results announced on May 4, 2005 (and included in our Current Report on Form 8-K filed the same day). These changes, which increased research and development expense by $229,000, reduced income from operations by $229,000 and reduced net income after tax by $154,000, were made to correct an immaterial error in stock-based compensation expense (a non-cash charge) discovered after our earnings release but before our Form 10-Q filing.

Results of Operations

Except as otherwise indicated, the following are percentage of total revenues:

	Three Months Ended March 31,
	2005	2004
Revenues:
Licenses	52.9%	57.0%
Services	47.1	43.0

Total revenues	100.0	100.0

Cost of revenues:
Licenses	0.9	1.3
Services	8.4	7.8
Amortization of purchased technology	2.2	1.7

Total cost of revenues	11.5	10.8

Gross profit	88.5	89.2

Operating expenses:
Sales and marketing	42.0	43.8
Research and development	20.4	22.0
General and administrative	9.4	10.0
Amortization of other purchased intangible assets	1.2	0.9
In-process research and development	1.0	8.1

Total operating expenses	74.0	84.8

Income from operations	14.5	4.4
Other (expense) income, net	(1.5)	0.8

Income before income taxes	13.0	5.2
Income tax provision	4.2	4.7

Net income	8.8%	0.5%

As a percentage of related revenues:
Cost of licenses	1.8%	2.3%
Cost of services	17.8%	18.0%

Comparison of Three Months Ended March 31, 2005 and 2004

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended March 31,		Increase
	2005	2004	Dollars	Percentage
Revenues:
Licenses
North America	$33,894	$33,564	$330	1.0%
Rest of World	20,824	13,464	7,360	54.7%

Total license revenues	54,718	47,028	7,690	16.4%

Services
North America	34,816	26,286	8,530	32.5%
Rest of World	13,814	9,213	4,601	49.9%

Total service revenues	48,630	35,499	13,131	37.0%

Total revenues	$103,348	$82,527	$20,821	25.2%

Licenses Revenues — Growth in license revenues is primarily a result of increased software license sales within our Microsoft Systems Management product line, of which our Aelita products contributed approximately one-half of the overall license revenues growth. The license revenues contribution from the acquired Aelita products have become less identifiable because we have created product suites comprising both Aelita and Quest Microsoft Systems Management products and because in some cases Aelita products have replaced comparable Quest products. North American license revenues from our Microsoft Systems Management product line was approximately 45% higher in the first quarter of 2005 over the comparable period in 2004, but was offset entirely by the fact that we had significantly reduced revenue contribution during the first quarter of 2005 from our Quest Central for DB2 products (affected by the preliminary injunction issued in our litigation with Computer Associates) and our former Vista Plus output management products (which were sold during the third quarter of 2004). We noted particular strength in license revenues growth from our Microsoft Systems Management products in EMEA, which increased by approximately 123% from the first quarter of 2004 to the comparable period in 2005. To a lesser extent, our Development and Deployment product line contributed to growth in license revenues, increasing by 15% over the prior year and also showing particular strength in EMEA. Our strong cash collection efforts on license transactions on which we recognize revenue upon receipt of payment also contributed to license revenues growth.

Services Revenues — The largest component of service revenues is maintenance revenue. Service revenues also include fees for consulting and training services. Three factors were the primary contributors to our 37.0% growth in service revenues. First, from a product perspective, our Microsoft Systems Management product line contributed approximately $6.4 million to growth in service revenues. Second, maintenance revenues from renewals of annual maintenance agreements have continued to grow. Third, revenues from post-sales consulting and training increased $1.6 million or 35.1%. Post-sales consulting and training as a percentage of total service revenues represented 12.3% and 12.5% in the three months ended March 31, 2005 and 2004, respectively. Our Vista Plus output management product line, sold in September 2004, generated approximately $2.5 million of our North American first quarter 2004 services revenues. Excluding Vista Plus, our North American service revenues increased by 42%.

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

Cost of Revenues

Total cost of revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended March 31,		Increase/(Decrease)
	2005	2004	Dollars	Percentage
Cost of revenues:
Licenses	$968	$1,097	$(129)	(11.8)%
Services	8,675	6,403	2,272	35.5%
Amortization of purchased technology	2,255	1,431	824	57.6%

Total cost of revenues	$11,898	$8,931	$2,967	33.2%

Cost of Licenses — Cost of licenses primarily consists of third-party software royalties, product packaging, documentation, duplication, delivery and personnel costs. Cost of licenses as a percentage of license revenues was 1.8% and 2.3% for the three months ended March 31, 2005 and 2004, respectively. The percentage of revenue decrease is primarily the result of reduced license revenues from sales of licenses to royalty-bearing products.

Cost of Services — Cost of services primarily consists of personnel, outside consultants, facilities and systems costs used in providing support, consulting and training services. Personnel related costs, such as labor, bonuses, vacation and payroll taxes, increased by approximately $1.5 million. This rise in personnel related costs is primarily due to a significant increase in headcount, including the additional headcount from the acquisition of Aelita. Consulting fees paid to outside professional services consultants in support of product deployments increased by $0.2 million. Cost of services as a percentage of service revenues was 17.8% in the three months ended March 31, 2005, compared to 18.0% in the comparable period of 2004.

Amortization of Purchased Technology — Amortization of purchased technology includes amortization of the fair value of acquired technology associated with acquisitions made since 2001. We expect amortization of purchased technology to be at least $6 million for the remaining three quarters of 2005.

Operating Expenses

Total operating expenses and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended March 31,		Increase/(Decrease)
	2005	2004	Dollars	Percentage
Operating expenses:
Sales and marketing	$43,393	$36,124	$7,269	20.1%
Research and development	21,120	18,158	2,962	16.3%
General and administrative	9,702	8,260	1,442	17.5%
Amortization of other purchased intangible assets	1,276	730	546	74.8%
In-process research and development	1,050	6,700	(5,650)	(84.3)%

Total operating expenses	$76,541	$69,972	$6,569	9.4%

Sales and Marketing — Sales and marketing expenses consist primarily of the following types of costs related to our sales and marketing activities: compensation and benefits for personnel; sales commissions; facilities and Information Systems (“IS”); trade shows; travel and entertainment; and marketing communications programs. Personnel related costs, such as labor, bonuses, vacation and payroll taxes, increased approximately $5.5 million. This increase in personnel related expenses is primarily due to a significant increase in headcount, including the additional headcount from the acquisition of Aelita. Marketing communications and program expenses increased by approximately $1.0 million. A portion of the overall increase was offset by a reduction of approximately $0.8 million to depreciation expense related to our sales force automation system, implemented in 2001 and fully depreciated by the end of the third quarter in 2004. Sales and marketing expenses as a percentage of total revenues were 42.0% and 43.8% in 2005 and 2004, respectively. In the three months ended March 31, 2005, the decline of the U.S. Dollar from the first quarter of 2004 to the comparable period in 2005, primarily against the Euro and the British Pound, contributed approximately $0.4 million to the year-over-year increase in sales and marketing expenses.

Research and Development — Research and development expenses consist primarily of compensation and benefit costs for software developers, software product managers, quality assurance and technical documentation personnel, associated facilities and IS costs and payments made to outside software development consultants in connection with our ongoing efforts to enhance our core technologies and develop additional products. Compensation and benefit costs, such as labor, bonuses, severance, vacation and payroll taxes, increased approximately $2.0 million. This rise in personnel related expenses is primarily due to a significant increase in headcount, including the additional headcount from the acquisition of

Aelita. Research and development expenses as a percentage of total revenues were 20.4% and 22.0% for the three months ended March 31, 2005 and 2004, respectively.

General and Administrative — General and administrative expenses consist primarily of compensation and benefit costs for our executive, finance, legal, administrative and IS personnel, professional fees for audit, tax and legal services, and associated facilities and IS costs. Compensation and benefit costs, such as labor, bonuses, temporary labor and payroll taxes, increased approximately $1.4 million. This rise in personnel related costs are primarily due to a significant increase in headcount. Higher accounting and tax fees related to our ongoing SOX 404 compliance efforts also contributed approximately $0.5 million to the 17.5% increase in general and administrative expenses as the first quarter of 2004 was a light spend quarter on SOX related efforts. Legal costs decreased by approximately $0.8 million as a result of the settlement or dismissal of litigation matters early in the first quarter of 2005. General and administrative expenses as a percentage of total revenues were 9.4% and 10.0% for the three months ended March 31, 2005 and 2004, respectively.

Amortization of Other Purchased Intangible Assets — Amortization of other purchased intangible assets includes the amortization of customer lists, trademarks, non-compete agreements and maintenance contracts associated with acquisitions. We expect amortization of other purchased intangible assets to be at least $4 million for the remaining three quarters of 2005.

In-Process Research and Development — In-process research and development expenses relate to in-process technology acquired from Wingra Technologies, LLC in January 2005 and our acquisition of Aelita in March 2004. These costs were charged to operations as the technologies had not reached technological feasibility and did not have alternative future uses at the date of acquisition.

Other (Expense) Income, Net

Other (expense) income, net includes interest income on our investment portfolio, and gains and losses from foreign exchange fluctuations, as well as gains or losses on other financial assets. Other (expense) income, net decreased from $0.7 million in the first quarter of 2004 to a loss of $(1.5) million in the comparable period of 2005. Our net interest income was $1.9 million in the three months ended March 31, 2005 and 2004. Foreign currency losses were $2.9 million and $1.0 million in 2005 and 2004, respectively. Foreign currency losses were predominantly attributable to translation losses on accounts receivable and cash denominated in primarily the Euro, and to a lesser extent, the British Pound and the Australian Dollar. The foreign currency translation adjustments to these balance sheet items are calculated by comparing the currency spot rates on March 31, 2005 to the spot rates on December 31, 2004. On this basis the U.S. Dollar strengthened against the Euro, the British Pound and the Australian Dollar during the periods presented.

Income Tax Provision

During the three months ended March 31, 2005, the provision for income taxes increased to $4.4 million from $3.9 million in the comparable period of 2004, representing an increase of $0.5 million. The effective income tax rate for the three months ended March 31, 2005 and 2004 was approximately 33% and 91%, respectively. The significant tax rate in the first quarter of 2004 was primarily due to a permanent difference between GAAP pre-tax income and taxable income as a result of a $6.7 million non-deductible write-off of Aelita’s in-process research and development in the three months ended March 31, 2004.

Liquidity and Capital Resources

Year-over-year changes in the principal components of our liquidity and capital resources are as follows (in thousands, except for percentages):

	Three Months Ended March 31,		% Change
	2005	2004
Cash and cash equivalents and short-term marketable securities	$152,189	$84,063	81.0%
Long-term government and government agency securities	145,511	180,688	(19.5)%

Total cash, cash equivalents and securities investments	$297,700	$264,751	12.4%

Net cash provided by operating activities	$27,603	$22,752	21.3%
Net cash used in investing activities	$(13,729)	$(97,864)	(86.0)%
Net cash (used in) provided by financing activities	$(11,338)	$74,419	(115.2)%

Operating Activities

Our primary source of operating cash flows is cash collections from our customers following the purchase of new software licenses, maintenance and support and post-sale consulting and training. Our primary use of cash from operating activities is for compensation and personnel-related expenditures.

During the three months ended March 31, 2005 and 2004 our cash flows from operations were primarily derived from (i) the positive net income generated from our operations; (ii) changes in our working capital, including the 2005 cash payment of $16 million to settle our litigation with Computer Associates International, Inc. (CA); (iii) and the add-back of depreciation and amortization costs and in-process research and development costs, which represent non-cash expenses.

Working capital changes in the 2005 period were mostly driven by strong cash collections on prior year-end accounts receivable. Our days sales outstanding (DSO), which is calculated by dividing period end accounts receivable, net by average daily sales for the quarter, improved to 48 days in the three months ended March 31, 2005 compared to 56 days in the same period of 2004 and 75 days in the three months ended December 31, 2004. The decline in DSO is mostly due to more timely collections. Improved collections resulted in $43.5 million of cash generated in the first quarter of 2005 versus $9.8 million during the comparable period of 2004. The substantial inflow of cash from accounts receivable collections was partially offset by lower cash generation as a result of reduced deferred revenue, which primarily consists of maintenance and support, a $16 million cash payment made in settlement of our CA litigation and decreases in accrued compensation, other accrued expenses and income taxes payable.

In the future, we expect cash will continue to be generated from our operations. We plan to use cash generated from operations to invest in short and long-term marketable securities consistent with past investment practices. We also plan to use cash generated from operations to fund other strategic investment and acquisition opportunities that we continue to evaluate.

Investing Activities

Our primary source of cash provided by investing activities is from proceeds received from investments in marketable securities. Our primary uses of cash from investing activities are from purchases of property, equipment, marketable securities and cash payments for acquisitions.

Cash used in investing activities in the three months ended March 31, 2005, consists of $12.8 million net cash paid for our acquisition of Wingra Technologies, LLC and $3.0 million in capital expenditures, partially offset by $2.1 million of cash received from investments in marketable securities. Cash used in investing activities in the three months ended March 31, 2004, consists of $94.3 million net cash paid for the acquisition of Aelita, $16.6 million in capital expenditures, which includes the purchase of our first headquarters building in Aliso Viejo, California, partially offset by $13.0 million cash received from investments in marketable securities.

On December 9, 2004, we entered into an agreement to purchase a second building located in Aliso Viejo, California, adjacent to our existing Aliso Viejo building, comprising approximately 89,000 square feet for approximately $19 million. The completion of the purchase is expected to occur by May 31, 2005. We expect the relocation of our remaining Irvine operations to this new building to be completed by the end of 2005 and anticipate costs of improvements to be approximately $10.0 million to $11.0 million.

Financing Activities

Our source of financing cash flow during the three months ended March 31, 2005 is from issuance of our common stock under our employee stock option plan. Our primary use of cash in financing activities was for repayment of our repurchase agreement, as described below.

We entered into a repurchase agreement in March 2004 with the $67.5 million in cash proceeds used to provide funding for our acquisition of Aelita and our purchase of a new office facility. Our remaining obligation under this agreement of $12.7 million was paid in full in February 2005.

Our Board of Directors authorized a stock repurchase program for up to five million shares of our common stock. As of March 31, 2005, we had repurchased approximately 1.7 million shares of our common stock under this program for an aggregate cost of approximately $58.0 million. No shares of common stock have been repurchased under this program since 2002.

Based on our current operating plan, we believe that our existing cash, cash equivalents, investment balances and cash flows from operations will be sufficient to finance our cash needs through at least the next 12 to 24 months. If we are not able to generate or sustain positive cash flow from operations, we would be required to use existing cash, cash equivalents and investment balances to support our working capital and other cash requirements. Our ability to generate cash from operations is subject to substantial risks described below under the caption “Risk Factors.” During the second quarter of 2005, we expect to spend approximately $22 million in cash to complete the purchase of a second building in Aliso Viejo, California and related infrastructure improvements and $48 million in cash to complete the proposed acquisition of Imceda Software, Inc. Cash could also be used in the future for additional acquisitions or strategic investments. If additional funds are required to support our working capital requirements or for other purposes we may seek to raise funds through public or private equity or debt financing or from other sources. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

Critical Accounting Policies and Estimates

Our consolidated financial statements are based on the selection and application of generally accepted accounting principles, which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. We believe that the policies set forth below may involve a higher degree of judgment and complexity in their application than our other accounting policies and represent the critical accounting policies and estimates used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. Historically, our assumptions, judgments and estimates relative to our critical accounting policies and estimates have not differed materially from actual results. Our significant accounting policies are presented in our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no changes to our significant accounting policies or critical accounting policies and estimates during the three months ended March 31, 2005.

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

We sell our products primarily through direct sales. In addition, almost all of our software license revenues are from sales of perpetual licenses. The fee for one year of maintenance and support services is included in the initial purchase fee for a perpetual license of a Quest product, so that the purchase of a perpetual license with first year maintenance and support services is a “multi-element arrangement” for revenue recognition purposes. We offer customers the right to purchase maintenance and support services on a standalone basis for annual periods beyond the first year.

We account for the perpetual license component of these multiple-element arrangements using the residual method. The residual method generally requires recognition of software license revenue in a multiple-element arrangement once all software products have been delivered to the customer and the only undelivered element is PCS (post contract support, or maintenance) and/or certain services. The value of the undelivered maintenance services is determined based on VSOE (vendor-specific, objective evidence) and is deferred and recorded to revenue ratably over the maintenance term. The residual revenue is allocated to the license fees associated with the software product or products being licensed in the transaction, based on the relative list prices. Our maintenance and support services’ VSOE of fair value is determined by reference to the price our customers pay for the services when sold separately; that is, the maintenance and support renewal fees paid by our customers. Annual maintenance and support renewal fees are generally priced as a percentage of the initial discounted purchase price and are recognized ratably over the maintenance periods, generally one year.

In addition to perpetual licenses, we sell a small amount of subscription software licenses each year. Less than 2% of total revenue for the three months ended March 31, 2005 was generated by subscription software licenses. Software subscriptions are term based and the customer pays a single fee for the right to use the software and receive maintenance and support services for the term. A subscription sale’s license and maintenance and support fee components are both deferred and recognized ratably over the license term. For indirect sales transactions, we accept orders from our distributors and resellers when they have existing, valid orders from an end customer user. We defer revenue recognition on these indirect sales until receipt of payment unless we have an adequate payment history with the reseller or distributor with no late payment experiences. Resellers have no product return rights.

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

Our professional services fees are generally derived from time-and-materials based arrangements that typically range on average from five to fifteen days in duration. These services are generally implementation and training services. Revenue is recognized on such contracts as work is performed. We sell our professional services both standalone and as part of multi-element arrangements. When professional services are sold as part of a multi-element arrangement, VSOE of fair value is based on established pricing and discounting practices for those services when sold separately.

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

For additional information regarding our revenue recognition accounting policy see Note 1 “Description of Business and Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Asset Valuation

Asset valuation includes assessing the recorded value of certain assets, including accounts receivable, goodwill and other intangible assets. We use a variety of factors to assess valuation, depending upon the asset.

•	Accounts receivable – We maintain allowances for sales returns and doubtful accounts for estimated losses resulting from the unwillingness or inability of our customers to make required payments. This requires us to make estimates of future product returns, annual support cancellations and write-offs of bad debt accounts related to current period revenues. The amount of our reserves is based on historical experience and our current analysis of the collectability of accounts receivable. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional general and administrative expense in the period such determination was made. Additionally, if significant product performance issues were to arise resulting in our accepting sales returns, additional allowances may be required which would result in a reduction of revenue in the period such determination was made. Our standard licensing agreement does not permit customers to return products unless we have breached the product warranty and are unable to cure the breach. Our product warranties are typical industry warranties that a product will perform in accordance with established product requirements. While such amounts have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.

•

Goodwill – Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. We performed our annual impairment review in the fourth quarter of 2004 and, as a result, determined that the carrying value of each reporting unit was less than the estimated fair value of the reporting units. In calculating the fair value of the reporting units (licenses and services), the Market Approach (Guideline Company Method) was the methodology deemed the most reliable and used for impairment analysis. We will perform subsequent annual impairment reviews during the fourth quarter of each year, or earlier if indicators of potential impairment exist. Future impairment reviews may result in charges against earnings to write down the value of goodwill.

•	Intangible assets – These assets are recorded at the appraised value and amortized using the straight-line method over estimated useful lives of two years to seven years. The net carrying amount of other intangible assets was considered recoverable at March 31, 2005. In accordance with SFAS No. 144, these intangible assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. We periodically review the carrying value of these assets to determine whether or not impairment to such value has occurred. In the event that in the future it is determined that the other intangible assets value has been impaired, an adjustment will be made resulting in a charge for the write-down in the period in which the determination is made.

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), that upon implementation, will impact our net income and net income per share and change the classification of certain elements in the statement of cash flows. SFAS 123R eliminates the alternative to use the intrinsic value method of accounting under SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, and its related implementation guidance. Under APB Opinion No. 25, no compensation expense is recognized for options granted to employees where the exercise price equals the market price of the underlying stock on the date of grant. SFAS 123R will require us to measure all employee stock-based compensation awards using a fair value method and record such amounts as an expense in our statement of operations, on a prospective basis, as the underlying options vest. In April 2005, the Securities and Exchange Commission amended the compliance dates for SFAS 123R to require adoption at the beginning of fiscal years beginning after June 15, 2005. We are required to adopt SFAS 123R in our first quarter of 2006, with expensing to begin January 1, 2006. See “Stock Based Compensation” in Note 2 of the “Notes to Condensed Consolidated Financial Statements” for the pro forma net income and net income per share amounts, for the three months ended March 31, 2004 and 2005, as if we had used one of the fair-value-based methods, similar to the methods available under SFAS 123R, to measure compensation expense for employee stock incentive awards. While we are still evaluating the requirements under and effects of SFAS 123R we expect the adoption to have a significant adverse impact on our consolidated income from operations, net income and net income per share.

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

In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. We will evaluate the impact of EITF 03-1 once final guidance is issued.

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

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors. These factors include the following:

•	the size and timing of customer orders. See “—The size and timing of our customer orders may vary significantly from quarter to quarter which could cause fluctuations in our revenues and operating results.”

•	the discretionary nature of our customers’ purchasing decisions and budget cycles;

•	the timing of revenue recognition for sales of software products and services;

•	the extent to which our customers renew their maintenance contracts with us;

•	exposure to general economic conditions and reductions in corporate IT spending;

•	changes in our level of operating expenses and our ability to control costs;

•	our ability to attain market acceptance of new products and services and enhancements to our existing products;

•	changes in our pricing policies or the pricing policies of our competitors;

•	the relative growth rates of competing operating system, database and application platforms;

•	the unpredictability of the timing and level of sales through our indirect sales channels;

•	costs related to acquisitions of technologies or businesses, including amortization costs for intangible assets with indefinite lives; and

•	the timing of releases of new versions of third-party software products that our products support or with which our products compete.

Fluctuations in our results of operations are likely to affect the market price of our common stock and may not be related to or indicative of our long-term performance.

The recent accounting pronouncement requiring employee stock options to be accounted for using a fair-value method will materially reduce our reported operating margins, operating income, net income and net income per share

We currently account for the issuance of stock options under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, no compensation expense is recognized for options granted to employees where the exercise price equals the market price of the underlying stock on the date of grant. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which eliminates the alternative to use the intrinsic value method of accounting under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB No. 25, and its related implementation guidance. SFAS 123R will require us to measure all employee stock-based compensation awards using a fair value method and record such amounts as an expense in our statement of operations. We are required to adopt SFAS 123R in our first quarter of 2006, beginning January 1, 2006. The additional expense associated with stock options will be substantial and will materially reduce our operating margins, operating income, net income and net income per share. These reductions in our operating results may result in a reduction to our stock price and market value, the magnitude of which cannot be determined. Note 2 of the “Notes to Condensed Consolidated Financial Statements” contains a detailed presentation of our current methods of accounting for stock-based compensation plans and includes pro forma fair value disclosures currently required under SFAS No. 123.

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

Our migration products for Microsoft’s Active Directory and Exchange are vulnerable to fluctuations in the rate at which customers of certain Microsoft products migrate to newer versions of such products

Our products for the migration, administration and management of Microsoft’s Active Directory and Exchange products currently contribute approximately one-third of our revenue from software license sales and have been the primary contributors to license revenue growth in fiscal 2003, 2004 and the first three months of 2005. Our ability to sell licenses for our Active Directory and Exchange migration products depends in part on the rate at which customers migrate to newer versions of Microsoft’s Windows 2000 or Windows XP operating system or to newer versions of Microsoft Exchange. If these migration rates were to materially decrease, our license revenues from these migration products would likely decline.

Many of our products are dependent on database or application technologies of others; if these technologies lose market share or become incompatible with our products, or if these vendors introduce competitive products or acquire or form strategic relationships with our competitors, the demand for our products could suffer

We believe that our success has depended in part, and will continue to depend in part for the foreseeable future, upon our relationships with providers of major database and enterprise software programs, including Oracle, IBM, Microsoft, SAP and Siebel. Our competitive advantage consists in substantial part on the integration between our products and products provided by these major software providers, and our extensive knowledge of their products and technologies. If these companies for any reason decide to promote technologies and standards that are not compatible with our technologies, or if they lose market share for their database or application products, our business, operating results and financial condition would be materially adversely affected. Furthermore, these major software vendors could attempt to increase their presence in the markets we serve by either introducing products that compete with our products or acquiring or forming strategic alliances with our competitors. These companies have longer operating histories, larger installed bases of customers and substantially greater financial, distribution, marketing and technical resources than we do, as well as well-established relationships with many of our present and potential customers, and may be in better position to withstand and respond to the current factors impacting this industry. As a result, we may not be able to compete effectively with these companies in the future, which could materially adversely affect our business, operating results and financial condition.

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

Failure to maintain effective internal control over financial reporting could adversely affect the price of our common stock

Pursuant to rules adopted by the SEC implementing Section 404 of the Sarbanes-Oxley Act of 2002, we are required to assess the effectiveness of our internal controls over financial reporting and report whether such internal controls are effective. Our auditors must issue an attestation report on such assessment. Accordingly, we have undertaken to evaluate, test and remediate, if necessary, our internal controls pursuant to a clearly defined internal plan and schedule. Although we believe that our efforts will enable us to provide the required report and our independent auditors to provide the required attestation as of the end of each fiscal year, there can be no assurance that our assessment will conclude that our internal control over financial reporting is effective. For example, our management’s assessment for the year ended December 31, 2004 identified a material weakness in our internal control over financial reporting with respect to our calculations for the provision of income taxes. As a result, our management has concluded that our internal control over financial reporting was not effective as of the end of our fiscal 2004. See “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2004 for more information on this matter.

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

Our international operations and our planned expansion of our international operations expose us to certain risks

We maintain research and development operations in Canada, Australia, Israel and Russia, and continue to expand our international sales activities as part of our business strategy. As a result, we face increasing risks from our international operations, including, among others:

•	difficulties in staffing, managing and operating our foreign operations;

•	difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations;

•	longer payment cycles and difficulties in collecting accounts receivable;

•	seasonal reductions in business activity during the summer months in Europe and in other periods in other countries;

•	increased financial accounting and reporting burdens and complexities;

•	difficulties in hedging foreign currency transaction exposures;

•	limitations on future growth or inability to maintain current levels of revenue from international operations if we do not invest sufficiently in our international operations;

•	potentially adverse tax consequences;

•	potential loss of proprietary information due to piracy, misappropriation or weaker laws regarding intellectual property protection;

•	delays in localizing our products;

•	political unrest or terrorism, particularly in areas in which we have facilities;

•	our ability to adapt and conform to accepted local business practices and customs, including providing letters of credit or other forms of support to or for the benefit of our subsidiaries or resellers;

•	compliance with a wide variety of complex foreign laws and treaties, including employment restrictions; and

•	compliance with licenses, tariffs and other trade barriers.

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

Our efforts to constrain costs may strain our management, administrative, operational and financial infrastructure

We are focused on increasing our operating margins. These efforts place a strain on our management, administrative, operational and financial infrastructure. Our ability to manage our increasingly complex operations while reducing operating costs requires us to continue to improve our operational, financial and management controls and reporting systems and procedures. Although we achieved a year over year increase in our margins from the three months ended March 31, 2004 to the comparable period in 2005, there can be no guarantees that we will be successful in achieving our profitability targets in any future quarterly or annual period.

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

Third parties may claim that our software products or services infringe on their intellectual property rights, exposing us to litigation that, regardless of merit, may be costly to defend

Our success and ability to compete are also dependent on our ability to operate without infringing upon the proprietary rights of others. Third parties may claim that our current or future products infringe their intellectual property rights. Any such claim, with or without merit, could have a significant effect on our business and financial results. For example, during 2003 and 2004 we incurred significant legal expenses defending intellectual property claims of Computer Associates International Inc., which were ultimately settled during the first quarter of 2005 for a cash payment of $16.0 million and royalty payments to be made under a license arrangement. Any future third party claim could be time consuming, divert management’s attention from our business operations and result in substantial litigation costs, including any monetary damages and customer indemnification obligations, which may result from such claims. In addition, parties making these claims may be able to obtain injunctive or other equitable relief affecting our ability to license the products that incorporate the challenged intellectual property. As a result of such claims, we may be required to obtain licenses from third parties, develop alternative technology or redesign our products. We cannot be sure that such licenses would be available on terms acceptable to us, if at all. If a successful claim is made against us and we are unable to develop or license alternative technology, our business and financial results and position could be materially adversely affected.

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

Foreign Exchange Risk

We transact business in a number of different foreign countries around the world. In most instances, revenues are collected and operating expenses are paid in the local currency of the country in which we are transacting. Accordingly, we are exposed to incremental volatility in sales and earnings within these countries due to fluctuations in foreign exchange rates.

Our exposure to foreign exchange risk is directly proportional to the magnitude of foreign net profits and losses denominated in currencies other than the U.S. Dollar, as well as our net balances of monetary assets and liabilities in our foreign subsidiaries. These exposures have the potential to produce either gains or losses. Our cumulative currency gains or losses in any given period are typically lessened by the economic benefits of diversification and low correlation between different currencies, but there can be no assurance that this pattern will continue to be true in future periods.

The foreign currencies to which we currently have the most significant exposure are the Euro, the Canadian Dollar, the British Pound and the Australian Dollar. To date, we have not used derivative financial instruments to hedge our foreign exchange exposures, nor do we use such instruments for speculative trading purposes. We regularly monitor the potential cost and benefits of hedging foreign exchange exposures with derivatives and there remains the possibility that our foreign exchange hedging practices could change accordingly in time.

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

Information about our investment portfolio is presented in the table below, which states the amortized book value and related weighted-average interest rates by year of maturity (in thousands):

	Amortized Book Value	Weighted Average Rate
Investments maturing by March 31,
2006 (a)	$56,626	2.07%
2007	79,999	3.82%
2008	19,410	4.25%
2009	10,639	5.04%
Thereafter	37,319	4.92%

Total portfolio	$203,993	3.64%

(a)	Includes cash and cash equivalents of $26.0 million.

Historically we have been able to maintain a level of cash and cash equivalents such that we have generally been able to hold our investments to maturity. Accordingly, changes in the market interest rate would not have a material effect on the fair value of such investments.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the chief executive officer and chief financial officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on such evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2005, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

In connection with the evaluation of our disclosure controls and procedures for the year ended December 31, 2004, our management’s assessment identified a material weakness in our internal control over financial reporting with respect to our calculations for the provision for income taxes. We have taken steps to remedy the deficiencies; primarily by engaging external tax advisors to assist in the preparation and review of our income tax calculations and by hiring additional qualified staff. We believe these actions have strengthened our internal control over financial reporting and address the material weakness identified in our Annual Report on Form 10-K for the year ended December 31, 2004.

No other changes in our internal control over financial reporting have come to our management’s attention that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls

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

PART II—OTHER INFORMATION

Item 1:	Legal Proceedings

During the first quarter of 2005, both of our material pending litigation matters were terminated. On March 21, 2005, we entered into a settlement agreement relating to the copyright infringement and trade secret misappropriation complaint filed by Computer Associates International, Inc. (“CA”) in July 2002. In connection with the settlement, we paid CA $16.0 million in cash and agreed to pay royalties under a non-exclusive license agreement.

On January 18, 2005, the lead plaintiff in the consolidated amended securities class action complaint voluntarily dismissed its complaint, with prejudice, without the payment of any consideration from Quest or its officers or directors. On February 4, 2005, the purported state derivative claim arising from the same set of facts involved in the class action complaints was dismissed, without prejudice and without the payment of any consideration by Quest or its officers or directors.

We are a party to a variety of immaterial litigation proceedings and claims, either asserted or unasserted, which we consider to be routine and incidental to our business. While the outcome of any of these matters cannot be predicted with certainty, we do not believe the outcome of any of these proceedings or claims will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 6:	Exhibits

Exhibit Number	Exhibit Title

10.1	Settlement Agreement, executed on March 21, 2005, between Quest Software, Inc. and Computer Associates International, Inc.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST SOFTWARE, INC.

Date: May 10, 2005	/s/ MICHAEL J. LAMBERT
Michael J. Lambert
Senior Vice President, Chief Financial Officer

/s/ KEVIN E. BROOKS
Kevin E. Brooks
Vice President and Corporate Controller