Form 10-Q
period 2005-06-30
QUEST SOFTWARE INC
filed 2005-08-09
CIK 1088033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes   ☒    No   ☐

The number of shares outstanding of the Registrant’s Common Stock, no par value, as of July 27, 2005, was 98,286,169.

QUEST SOFTWARE, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1: Financial Statements

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$121,642	$118,157
Short-term marketable securities	123	15,892
Accounts receivable, net	73,327	98,800
Prepaid expenses and other current assets	11,106	12,528
Deferred income taxes	13,092	13,075

Total current assets	219,290	258,452
Property and equipment, net	76,396	52,761
Long-term marketable securities	125,399	163,527
Amortizing intangible assets, net	58,044	41,404
Goodwill	379,548	323,903
Other assets	4,038	3,304

Total assets	$862,715	$843,351

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,779	$4,135
Obligation under repurchase agreement	—	12,632
Accrued compensation	24,336	27,802
Other accrued expenses	28,302	46,292
Income taxes payable	12,267	12,030
Current portion of deferred revenue	114,615	106,356

Total current liabilities	185,299	209,247
Long-term liabilities:
Long-term portion of deferred revenue	20,553	20,897
Deferred income taxes	9,470	4,526
Other long-term liabilities	1,434	1,769

Total long-term liabilities	31,457	27,192
Commitments and contingencies (Notes 3 and 10)
Shareholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value, 150,000 shares authorized; 97,644 and 96,111 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	647,151	628,149
Retained earnings	19,853	147
Accumulated other comprehensive loss	(1,164)	(776)
Unearned compensation	(2,667)	(3,394)
Note receivable from sale of common stock	(17,214)	(17,214)

Total shareholders’ equity	645,959	606,912

Total liabilities and shareholders’ equity	$862,715	$843,351

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Licenses	$54,612	$51,195	$109,330	$98,223
Services	52,514	40,952	101,144	76,451

Total revenues	107,126	92,147	210,474	174,674
Cost of revenues:
Licenses	1,192	974	2,160	2,071
Services	8,685	7,363	17,360	13,766
Amortization of purchased technology	2,421	2,280	4,676	3,711

Total cost of revenues	12,298	10,617	24,196	19,548

Gross profit	94,828	81,530	186,278	155,126
Operating expenses:
Sales and marketing	45,634	41,193	89,027	77,317
Research and development	20,640	20,356	41,760	38,513
General and administrative	10,565	8,524	20,267	16,785
Amortization of other purchased intangible assets	1,498	1,563	2,774	2,293
In-process research and development	—	280	1,050	6,980
Litigation loss provision	—	5,000	—	5,000

Total operating expenses	78,337	76,916	154,878	146,888

Income from operations	16,491	4,614	31,400	8,238
Other (expense) income, net	(522)	(506)	(2,032)	161

Income before income tax provision	15,969	4,108	29,368	8,399
Income tax provision	5,302	1,479	9,662	5,384

Net income	$10,667	$2,629	$19,706	$3,015

Net income per share:
Basic	$0.11	$0.03	$0.20	$0.03

Diluted	$0.11	$0.03	$0.20	$0.03

Weighted average shares:
Basic	96,838	94,374	96,517	94,087
Diluted	99,253	97,761	99,422	97,774

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$19,706	$3,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,958	12,639
Compensation expense associated with stock option grants	994	709
Deferred income taxes	(36)	11
Tax benefit related to stock option exercises	1,031	2,412
Provision for bad debts	40	68
In-process research and development	1,050	6,980
Litigation loss provision	—	5,000
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	23,965	1,084
Prepaid expenses and other current assets	768	(372)
Other assets	(648)	(422)
Accounts payable	(11)	2,607
Accrued compensation	(3,455)	389
Other accrued expenses	(3,630)	(4,614)
Litigation settlement payment	(16,000)	—
Income taxes payable	(65)	(2,314)
Deferred revenue	5,753	7,556
Other liabilities	(146)	331

Net cash provided by operating activities	42,274	35,079
Cash flows from investing activities:
Purchases of property and equipment, net	(26,889)	(24,134)
Cash paid for acquisitions, net of cash acquired	(57,625)	(95,938)
Proceeds from investments in marketable securities	53,273	17,331

Net cash used in investing activities	(31,241)	(102,741)
Cash flows from financing activities:
Proceeds from repurchase agreement	—	67,581
Repayment of repurchase agreement	(12,725)	—
Repayment of notes payable	(40)	—
Repayment of capital lease obligations	(98)	(228)
Proceeds from the exercise of stock options	3,306	5,915
Proceeds from employee stock purchase plan	—	2,723

Net cash (used in) provided by financing activities	(9,557)	75,991
Effect of exchange rate changes on cash and cash equivalents	2,009	(70)

Net increase in cash and cash equivalents	3,485	8,259
Cash and cash equivalents, beginning of period	118,157	67,470

Cash and cash equivalents, end of period	$121,642	$75,729

Supplemental disclosures of consolidated cash flow information:
Cash paid for interest	$75	$138

Cash paid for income taxes	$7,436	$3,893

Supplemental schedule of non-cash investing and financing activities:
Unrealized loss on available-for-sale securities	$(388)	$(1,748)

Unpaid purchases of property and equipment	$(1,512)	$—

See Note 3 for details of assets acquired and liabilities assumed in purchase transactions.

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$10,667	$2,629	$19,706	$3,015
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	808	(2,653)	(388)	(1,748)

Comprehensive income	$11,475	$24	$19,318	$1,267

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements as of June 30, 2005 and December 31, 2004 and for the three and the six months ended June 30, 2005 and 2004, reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period.

Recently Issued Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle and to those changes required by an accounting pronouncement when such a pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This standard has no impact on our consolidated results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), that upon implementation, will impact our net income and net income per share and change the classification of certain elements in the statement of cash flows. SFAS 123R eliminates the alternative to use the intrinsic value method of accounting under SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, and its related implementation guidance. Under APB Opinion No. 25, no compensation expense is recognized for options granted to employees where the exercise price equals the market price of the underlying stock on the date of grant. SFAS 123R will require us to measure all employee stock-based compensation awards using a fair value method and record such amounts as an expense in our statement of operations, on a prospective basis, as the underlying options vest. In April 2005, the Securities and Exchange Commission amended the effective dates for SFAS 123R to require adoption at the beginning of fiscal years beginning after June 15, 2005. We are required to adopt SFAS 123R in our first quarter of 2006, with expensing to begin January 1, 2006. See “Stock Based Compensation” in Note 2 of these “Notes to Condensed Consolidated Financial Statements” for the pro forma net income and net income per share amounts, for the three and the six months ended June 30, 2005 and 2004, as if we had used one of the fair-value-based methods, similar to the methods available under SFAS 123R, to measure compensation expense for employee stock incentive awards. While we are still evaluating the requirements under, and effects of, SFAS 123R we expect the adoption to have a significant adverse impact on our consolidated income from operations, net income and net income per share. The provisions of this statement will not impact our financial position or total cash flow.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FAS 109-1”), “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“AJCA”).” The AJCA introduces a special 9% tax deduction on qualified production activities, which is phased in through 2010. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. This provision is expected to provide a tax benefit to us from both a financial statement effective tax rate perspective and as a deduction on our tax return, which will effectively reduce the amount of taxes owed.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. We expect to complete our evaluation of the effects of the repatriation provision by the end of the third quarter of 2005 and as such the impact on our consolidated results of operations is not known.

2. Stock Based Compensation

We account for stock-based awards to employees using the intrinsic value method, as prescribed by APB Opinion No. 25 “Accounting for Stock Issued to Employees” and interpretations thereof. Under APB Opinion No. 25, compensation expense is based on the difference, as of the date of the grant, between the fair value of our stock and the exercise price. Generally, the exercise price of options granted under our stock option plans is equal to the market value of the underlying stock on the date of grant, thereby giving rise to no compensation expense. We value stock options assumed in purchase business combinations at the date of acquisition at their fair value calculated using the Black-Scholes option-pricing model. The purchase price of these business combinations includes the fair value of all assumed options. The intrinsic value attributable to unvested options is recorded as unearned compensation and amortized over the remaining vesting period of the stock options. We record compensation costs from additional payroll taxes incurred when employees exercise stock options based on the difference between the exercise price and the market price on the date of exercise.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 “Accounting for Stock Based Compensation.” This information is required to be reported as if we had accounted for our employee stock options under a fair value based method. Had compensation cost been determined using the fair value method selected by Quest our net income would have been adjusted to the pro forma net income (loss) amounts indicated below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss):
As reported	$10,667	$2,629	$19,706	$3,015
Add: Stock-based compensation expense included in reported net income, net of related tax effects	206	345	667	454
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of related tax effects	(5,453)	(7,263)	(12,812)	(14,117)

Pro forma	$5,420	$(4,289)	$7,561	$(10,648)

Basic net income (loss) per share:
As reported	$0.11	$0.03	$0.20	$0.03
Pro forma	$0.06	$(0.05)	$0.08	$(0.11)
Diluted net income (loss) per share:
As reported	$0.11	$0.03	$0.20	$0.03
Pro forma	$0.06	$(0.05)	$0.08	$(0.11)

For purposes of estimating the compensation cost of our option grants the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. We use projected volatility rates, which are based upon historical volatility rates trended into future years. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our options. The assumptions used to value the option grants issued in the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30, (a)
	2005	2004	2005	2004
Risk-free interest rate	3.7%	3.8%	3.9%	3.7%
Expected life (in years)	6.1	3.6	6.3	3.7
Expected stock volatility	47.3%	51.0%	48.7%	51.0%
Expected dividends	None	None	None	None

(a)	Represent the weighted average of assumptions used to value the options granted during the six months ended June 30, 2005 and 2004.

3. Acquisitions

We acquired Imceda Software, Inc. (“Imceda”), a leader in database administration products for SQL Server databases, on May 20, 2005. The acquisition expands our product portfolio to include backup and recovery and security auditing solutions and enables us to offer one of the most comprehensive product sets for the growing SQL Server database market. The purchase price for Imceda was $63.7 million, consisting of $46.5 million in cash, 942,855 shares of Quest common stock valued at $12.4 million, the assumption of Imceda stock options valued at $4.0 million using the Black-Scholes option pricing model which will convert into approximately 325,000 future Quest common shares if fully exercised, and direct acquisition costs of $0.8 million. The intrinsic value of unvested assumed options of $1.4 million was allocated to unearned compensation and is being recognized as non-cash compensation expense over the remainder of the vesting period. All of the stock consideration was deposited in escrow to satisfy certain indemnification obligations of the selling shareholders. Goodwill in the amount of $37.8 million and $9.4 million was assigned to the license and service segments, respectively, of our business and is not expected to be deductible for tax purposes. Goodwill allocation of 80% to licenses and 20% to services is based on both historical and projected relative contribution from licenses and services revenues. The purchase price allocation is preliminary and is subject to change based upon additional information related to the valuation of certain intangible assets. Actual results of operations of Imceda are included in our condensed consolidated financial statements from May 20, 2005.

In connection with the acquisition of Imceda, we formulated a reorganization plan. As a result of the reorganization plan, we recognized approximately $0.8 million as liabilities resulting from the purchase business combination representing a) involuntary employee termination benefits for affected Imceda employees, and b) lease cancellation penalties relating to the termination of certain office leases. These liabilities were included in the allocation of the purchase price in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Execution of the reorganization plan is in its early stages and adjustments to the liability may be forthcoming. Any modifications to the plan within one year following the date of acquisition may result in adjustments to goodwill.

The acquisition was accounted for as a purchase with the purchase price of $63.7 million preliminarily allocated to assets (liabilities) as follows (in thousands):

Current assets	$3,288
Fixed assets	368
Other non-current assets	101
Goodwill	47,204
Acquired technology with an estimated useful life of 5 years	9,900
Customer list with an estimated useful life of 7 years	6,400
Maintenance contracts with an estimated useful life of 6 years	850
Non-compete agreements with an estimated useful life of 3 years	2,100
Trademark with an estimated useful life of 5 years	750
Deferred taxes	(4,950)
Deferred revenue	(1,811)
Other liabilities	(1,961)
Unearned compensation	1,418

$63,657

We acquired Wingra Technologies, LLC (“Wingra”), a provider of messaging integration and migration solutions, during the three months ended March 31, 2005. The purchase price for the transaction, consisting primarily of cash, totaled $13.1 million, and was preliminarily allocated as follows: $8.0 million to goodwill, $3.4 million to purchased technology, $1.1 million to in-process research and development (expensed immediately upon completion of the acquisition), $0.6 million to other purchased intangibles, $1.0 million to total assets acquired and $(1.0) million to total liabilities assumed. Goodwill is expected to be deductible for tax purposes and was assigned to our business segments as follows: $6.4 million to the licenses segment and $1.6 million to the services segment. The purchase price allocation is preliminary and subject to change based upon additional information related to the valuation of certain intangible assets. Of the cash paid for this acquisition, $1.3 million was deposited in escrow to satisfy certain indemnification obligations of the selling unit holders. Actual results of operations of Wingra are included in our condensed consolidated financial statements from January 18, 2005, the effective date of this acquisition. The pro forma effects of both the Wingra and Imceda acquisitions would not have been material to our results of operations for fiscal 2005 or 2004 and therefore were not included in the pro forma table below.

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

In connection with our acquisition of Aelita, the merger agreement requires us to make certain payments to the former stockholders of Aelita in respect of assumed Aelita options that are prematurely forfeited within eighteen months of the acquisition date. We estimate the maximum possible exposure to be approximately $2.8 million as of June 30, 2005, and any such payments will be considered additional purchase price. As of June 30, 2005, we have accrued an obligation of $0.5 million representing the amount we estimate to become payable under this provision based on assumed Aelita options which have been prematurely forfeited through June 30, 2005, which amount is recorded on the balance sheet in other accrued expenses and goodwill.

Actual results of operations of Aelita are included in our condensed consolidated financial statements from March 17, 2004, the effective date of this acquisition. The unaudited financial information in the table below summarizes the combined results of operations of Quest and Aelita, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented, and combines the historical results for Quest for the six months ended June 30, 2004 and Aelita’s historical results for the period from January 1, 2004 to March 17, 2004. The pro forma financial information includes amortization of identified intangibles and unearned compensation charges of $1.6 million and $0.4 million, respectively, that we would have recognized had the Aelita acquisition closed on January 1, 2004. The pro forma data is presented for informational purposes only and we believe is not indicative of the results of future operations nor of the actual results that would have been achieved had the acquisition taken place at the beginning of the period presented (in thousands, except per share data):

Pro Forma:	Six Months Ended June 30, 2004
Revenues	$181,220
Net loss	$(1,194)
Basis and diluted net loss per share	(0.01)

4. Goodwill and Amortizing Intangible Assets

Amortizing intangible assets are comprised of the following (in thousands):

	June 30, 2005				December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
Acquired technology	$79,159	$(39,764)	$39,395	5.4	$65,809	$(35,089)	$30,720	5.4
Customer relationships	18,951	(9,087)	9,864	4.8	11,911	(7,424)	4,487	2.6
Existing maintenance contracts	3,850	(808)	3,042	5.1	3,000	(482)	2,518	4.9
Non-compete agreements	7,425	(3,307)	4,118	3.6	5,325	(2,832)	2,493	3.2
Trademarks	2,800	(1,175)	1,625	4.4	2,050	(864)	1,186	4.1

	$112,185	$(54,141)	$58,044		$88,095	$(46,691)	$41,404

Amortization expense for amortizing intangible assets was $3.9 million and $7.5 million for the three and six months ended June 30, 2005, respectively. Estimated annual amortization expense related to amortizing intangible assets by fiscal year is as follows:

Estimated Annual Amortization Expense
2005 (remaining 2 quarters)	$8,855
2006	15,217
2007	13,692
2008	11,256
2009 and thereafter	9,024

$58,044

All intangible assets will be fully amortized by the end of 2012.

The changes in the carrying amount of goodwill by reportable operating segment for the six months ended June 30, 2005 are as follows (in thousands):

	Licenses	Services	Total
Balance as of December 31, 2004	$248,236	$75,667	$323,903
Adjustment to Aelita purchase price	405	114	519
Wingra acquisition and other	6,334	1,583	7,917

Balance as of March 31, 2005	254,975	77,364	332,339
Imceda acquisition and other	37,768	9,441	47,209

Balance as of June 30, 2005	$292,743	$86,805	$379,548

5. Obligation Under Repurchase Agreement

We entered into a repurchase agreement in March 2004, utilizing $67.6 million of our investment securities as collateral. The cash proceeds of this transaction were used to provide funding for our acquisition of Aelita and our purchase of a new office facility. Our remaining obligation under this agreement of $12.7 million was paid in full in February 2005. In July 2005 we entered into another repurchase agreement utilizing $10.3 million of our investment securities as collateral, bearing interest at 3.45% and maturing in September 2005. The cash proceeds of this transaction were used to provide funding for our acquisition of Vintela, Inc. See note 12 below.

6. Income Tax Provision

The effective income tax rate for the six months ended June 30, 2005 was 33% versus 64% in the comparable period of 2004. The significant tax rate for the six months ended June 30, 2004 was primarily due to a permanent difference between GAAP pre-tax income and taxable income as a result of a $6.7 million non-deductible write-off of Aelita’s in-process research and development.

7. Other (Expense) Income, Net

Other (expense) income, net consists of the following (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2005		2004	2005	2004
Interest income	$1,751		$1,858	$3,655	$3,780
Interest expense	(38)		(223)	(99)	(280)
Foreign currency loss, net	(1,505)		(1,903)	(4,454)	(2,872)
Other expense, net	(730	)(a)	(238)	(1,134)	(467)

Total other (expense) income, net	$(522)		$(506)	$(2,032)	$161

(a)	Our other (expense) income, net in the second quarter of 2005 benefited from the correction of an immaterial first quarter foreign currency re-measurement error in the amount of $0.3 million.

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

The table below sets forth the reconciliation of the denominator of the earnings per share calculation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Shares used in computing basic net income per share	96,838	94,374	96,517	94,087
Dilutive effect of stock options (a)	2,415	3,387	2,905	3,687

Shares used in computing diluted net income per share	99,253	97,761	99,422	97,774

(a)	Options to purchase 8.7 million and 8.2 million shares of common stock during the three months ended June 30, 2005 and 2004, respectively, and 8.4 million and 7.4 million shares of common stock during the six months ended June 30, 2005 and 2004, respectively, were outstanding but were not included in the computation of net income per share as inclusion would have been anti-dilutive.

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

Reportable segment data for the three and six months ended June 30, 2005 and 2004, respectively, is as follows (in thousands):

	Licenses	Services	Total
Three months ended June 30, 2005
Revenues	$54,612	$52,514	$107,126
Cost of Revenues	3,613	8,685	12,298

Gross profit	$50,999	$43,829	$94,828

Three months ended June 30, 2004
Revenues	$51,195	$40,952	$92,147
Cost of Revenues	3,254	7,363	10,617

Gross profit	$47,941	$33,589	$81,530

Six months ended June 30, 2005
Revenues	$109,330	$101,144	$210,474
Cost of Revenues	6,836	17,360	24,196

Gross profit	$102,494	$83,784	$186,278

Six months ended June 30, 2004
Revenues	$98,223	$76,451	$174,674
Cost of Revenues	5,782	13,766	19,548

Gross profit	$92,441	$62,685	$155,126

Revenues are attributed to geographic areas based on the location of the entity to which the products or services were delivered. Revenues and long-lived assets concerning principal geographic areas in which we operate are as follows (in thousands):

	United States	United Kingdom	Other International (b)	Total
Three months ended June 30, 2005:
Revenues	$65,960	$14,830	$26,336	$107,126
Long-lived assets (a)	$198,090	$2,023	$5,720	$205,833
Three months ended June 30, 2004:
Revenues	$60,920	$13,155	$18,072	$92,147
Long-lived assets (a)	$214,601	$1,524	$3,938	$220,063
Six months ended June 30, 2005:
Revenues	$130,755	$28,100	$51,619	$210,474
Long-lived assets (a)	$198,090	$2,023	$5,720	$205,833
Six months ended June 30, 2004:
Revenues	$115,890	$22,043	$36,741	$174,674
Long-lived assets (a)	$214,601	$1,524	$3,938	$220,063

(a)	Excludes deferred taxes, goodwill and amortizing intangible assets, net.

(b)	No single country within Other International accounts for greater than 8% of revenues.

10. Commitments and Contingencies

In March 2005, we settled our litigation with Computer Associates International, Inc. (“CA”). Pursuant to our Settlement Agreement with CA, we paid a settlement fee of $16.0 million and entered into a non-exclusive license agreement under which we will pay royalty payments to CA based on revenues from certain Quest Central products. Payment of the settlement fee was fully accrued in fiscal 2004 and, as a result, did not impact our operating results for the three or six months ended June 30, 2005. We have resumed marketing and licensing of our Quest Central for DB2 products and providing full support for this solution to our customers.

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

In the normal course of our business, we enter into certain types of agreements that require us to indemnify or guarantee the obligations of other parties. These commitments include (i) intellectual property indemnities to licensees of our software products, (ii) indemnities to certain lessors under office space leases for certain claims arising from our use or occupancy of the related premises, or for the obligations of our subsidiaries under leasing arrangements, (iii) indemnities to customers, vendors and service providers for claims based on negligence or willful misconduct of our employees and agents, (iv) indemnities to our directors and officers to the maximum extent permitted under applicable law, and (v) letters of credit and similar obligations as a form of credit support for our international subsidiaries and certain resellers. The terms and duration of these commitments varies and, in some cases, may be indefinite, and certain of these commitments do not limit the maximum amount of future payments we could become obligated to make thereunder; accordingly, our actual aggregate maximum exposure related to these types of commitments cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for obligations of this nature, and no liabilities have been recorded for these obligations in our financial statements included in this report, as the estimated fair value of these obligations as of June 30, 2005 was considered nominal.

11. Related Party Transactions

On March 17, 2004, we acquired Aelita. See Note 3 above. Certain venture capital funds associated with Insight Venture Partners (the “Insight Funds”) previously holding shares of Aelita’s preferred stock became entitled to receive (subject to claims against an indemnity escrow fund) approximately $47.6 million in cash in respect of those shares of preferred stock as a result of this acquisition.

On May 20, 2005, we acquired Imceda. See Note 3 above. Insight Funds previously holding shares of Imceda’s preferred stock became entitled to receive cash and (subject to claims against an indemnity escrow fund) shares of Quest common stock representing an aggregate value of approximately $48.0 million in respect of those shares of preferred stock as a result of this acquisition.

Jerry Murdock, a director of Quest Software, is a Managing Director and the co-founder of Insight Venture Partners and an investor in the Insight Funds. Vincent Smith, Quest’s Chairman of the Board and CEO, and Raymond Lane and Paul Sallaberry, directors of Quest Software, are passive limited partners in Insight Funds and, as a result, have interests in the Aelita transaction and the Imceda transaction which are considered to be not material.

12. Subsequent Event

On July 8, 2005, we acquired Vintela, Inc. (“Vintela”), a leader in innovative platform integration solutions. The acquisition expands our product portfolio of infrastructure management solutions to allow existing Microsoft products, such as Active Directory, Windows Group Policy, Systems Management Server (SMS) 2003, and Microsoft Operations Manager (MOM) 2005, to integrate with systems outside the realm of Windows, including Unix, Linux, Java and Mac systems. The purchase price for Vintela was approximately $76.4 million, consisting of $57.4 million in cash, the assumption of Vintela stock options valued at $18.5 million using the Black-Scholes option pricing model, which will convert into 1.4 million future Quest common shares if fully exercised, and estimated direct acquisition costs of approximately $0.5 million. Of the cash amount paid at closing, $10.0 million was deposited in an escrow account to secure certain indemnification obligations of the selling shareholders. The acquisition will be accounted for as a purchase and the purchase price is expected to be allocated primarily to goodwill and other intangible assets.

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

Overview and Business Model

Quest Software designs, develops, sells and supports software products that improve the performance and productivity of our customers’ packaged and custom software applications and associated software infrastructure components such as databases, application servers and operating systems. Quest fits generally into a category of software companies referred to as “Independent Software Vendors,” or “ISVs,” which are companies whose products support other vendors’ software or hardware products. We both internally develop and acquire our products. Our major product areas are Database Management, Microsoft Systems Management, and Application Management.

Our revenue consists primarily of software license fees and maintenance fees from customers. Our software-licensing model is primarily based on perpetual license fees, and our license fees are typically calculated either on a per-server basis or a per seat basis, depending on the product. Maintenance contracts entitle a customer to technical support via telephone and the internet and unspecified maintenance releases, updates and enhancements. First-year maintenance contracts are typically sold with the related software license and renewed on an annual basis thereafter. Annual maintenance renewal fees are priced as a percentage of the net initial purchase fee of a perpetual license and first year maintenance. Maintenance revenue is based on vendor-specific objective evidence of fair value and amortized over the term of the maintenance contract, typically 12 months. We also provide consulting and training services, which relate to installation of our products and do not include significant customization to or development of the underlying software code. Consulting and training service revenues are recognized as the services are performed and represent approximately 15% and 14% of total services revenues for the three and six months ended June 30, 2005, respectively.

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

Quarterly Update

As discussed in more detail throughout our MD&A:

•	Results of operations in the three and six months ended June 30, 2005 improved over the comparable periods in 2004, as indicated by higher total revenues, higher income from operations as a percentage of total revenues (“operating margin”), higher income from operations and higher net income. Following is a summary of our results of operations for the three and six months ended June 30, 2005 (in thousands, except for percentages):

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
	2005	2004	Dollars	Percentage	2005	2004	Dollars	Percentage
Total revenues	$107,126	$92,147	$14,979	16.3%	$210,474	$174,674	$35,800	20.5%
Total expenses	90,635	87,533	3,102	3.5	179,074	166,436	12,638	7.6
Income from operations	16,491	4,614	11,877	257.4	31,400	8,238	23,162	281.2
Net income	10,667	2,629	8,038	305.7	19,706	3,015	16,691	553.6
Operating margins	15.4%	5.0%		208.0	14.9%	4.7%		217.0

•	In September 2004, we sold our Vista Plus output management product line and related assets and certain customer support obligations to Open Text Corporation. The Vista Plus output management product line generated approximately $3.3 million and $7.2 million in total revenues during the three and six months ended June 30, 2004, respectively, the majority of which was maintenance revenue.

•	We acquired Imceda Software, Inc. (“Imceda”), a leader in database administration products for SQL Server databases, on May 20, 2005. The acquisition expands our product portfolio to include backup and recovery and security auditing solutions and enables us to offer one of the most comprehensive product sets for the growing SQL Server database market. Revenues from this acquisition contributed approximately $2.6 million to our overall growth in total revenues in the three and six months ended June 30, 2005. Results of operations from Imceda are included in our consolidated statements of operations from the date of acquisition.

•	Devaluation of the U.S. Dollar, from the three and six month periods ended June 30, 2004 to the comparable periods of 2005, relative to non-dollar currencies, primarily the Euro, Canadian Dollar and the British Pound, contributed approximately $0.7 million and $1.4 million, respectively, to growth in total revenues and approximately $0.5 million and $1.0 million, respectively, to growth in operating expenses.

•	The U.S. Dollar has strengthened against the Euro and the British Pound during 2005, resulting in foreign currency losses of $1.5 million and $4.5 million during the three and six months ended June 30, 2005, respectively, resulting in net losses on our other (expense) income, net line item.

•	Our primary expenses are our personnel costs, which include compensation and benefits and costs of office facilities and travel and entertainment, which are a function of our world-wide headcount. These personnel related costs represented approximately 75% of total expenses in both the three and six months ended June 30, 2005. Our total headcount, including temps and contractors, was approximately 2,560 and 2,260 at June 30, 2005 and 2004, respectively. Imceda accounted for 85 of the headcount growth between the two time periods.

•	Under the new accounting rules for stock-based compensation, we will begin to expense outstanding and newly granted stock options in January of 2006. This will substantially increase our stock-based compensation expense, a non-cash expense, and will substantially reduce our operating margins.

•	We generated net cash from operating activities of $42.3 million in the six months ended June 30, 2005, and had $247.2 million in cash, cash equivalents and marketable securities at June 30, 2005. We had no outstanding debt, with our long-term liabilities comprised of primarily long-term deferred revenue.

Results of Operations

Except as otherwise indicated, the following are percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Licenses	51.0%	55.6%	51.9%	56.2%
Services	49.0	44.4	48.1	43.8

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Licenses	1.1	1.1	1.0	1.2
Services	8.1	8.0	8.2	7.9
Amortization of purchased technology	2.3	2.5	2.2	2.1

Total cost of revenues	11.5	11.6	11.4	11.2

Gross profit	88.5	88.4	88.6	88.8
Operating expenses:
Sales and marketing	42.6	44.7	42.3	44.3
Research and development	19.3	22.1	19.8	22.0
General and administrative	9.9	9.3	9.6	9.6
Amortization of other purchased intangible assets	1.4	1.7	1.3	1.3
In-process research and development	—	0.3	0.5	4.0
Litigation loss provision	—	5.4	—	2.9

Total operating expenses	73.2	83.5	73.5	84.1

Income from operations	15.3	4.9	15.1	4.7
Other (expense) income, net	(0.5)	(0.5)	(1.0)	0.1

Income before income taxes	14.8	4.4	14.1	4.8
Income tax provision	4.9	1.6	4.6	3.1

Net income	9.9%	2.8%	9.5%	1.7%

As a percentage of related revenues:
Cost of licenses	2.2%	1.9%	2.0%	2.1%
Cost of services	16.5%	18.0%	17.2%	18.0%

Comparison of Three Months Ended June 30, 2005 and 2004

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended June 30,		Increase
	2005	2004	Dollars	Percentage
Revenues:
Licenses
North America	$33,834	$33,554	$280	0.8%
Rest of World	20,778	17,641	3,137	17.8%

Total license revenues	54,612	51,195	3,417	6.7%

Services
North America	36,368	30,621	5,747	18.8%
Rest of World	16,146	10,331	5,815	56.3%

Total service revenues	52,514	40,952	11,562	28.2%

Total revenues	$107,126	$92,147	$14,979	16.3%

Licenses Revenues — Growth in license revenues derived primarily from an increase in software license sales within our Microsoft Systems Management and Database Development product lines as well as from the sales contribution from Imceda (acquired in May 2005), which is part of our Database Management product line. As discussed in the quarterly update above, we recognized approximately $2.3 million in license revenues from our newly acquired Imceda products. We noted particular strength in license revenues growth from our Microsoft Systems Management products in EMEA, which increased by approximately 40% from the second quarter of 2004 to the comparable period in 2005. License revenues from our Database Development product line also increased by approximately 20% over the prior year and showed particular strength in North America.

Services Revenues — The largest component of service revenues is maintenance revenue. Service revenues also include fees for consulting and training services. Our Microsoft Systems Management, Database Development and Application Monitoring product lines were, from a product perspective, primary contributors to our service revenues growth. We continue to see growth in maintenance revenues from renewals of annual maintenance agreements. In addition, revenues from post-sales consulting and training increased $3.6 million or 91%. Post-sales consulting and training as a percentage of total service revenues represented 14.6% and 9.8% in the three months ended June 30, 2005 and 2004, respectively. Our North American operating results for the second quarter of 2004 included approximately $2.4 million in services revenues from our Vista Plus output management product line, which we sold in September 2004. Excluding the Vista Plus service revenues, our North American service revenues increased by approximately 30%.

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

Cost of Revenues

Total cost of revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended June 30,		Increase
	2005	2004	Dollars	Percentage
Cost of revenues:
Licenses	$1,192	$974	$218	22.4%
Services	8,685	7,363	1,322	18.0%
Amortization of purchased technology	2,421	2,280	141	6.2%

Total cost of revenues	$12,298	$10,617	$1,681	15.8%

Cost of Licenses — Cost of licenses primarily consists of third-party software royalties, product packaging, documentation, duplication, delivery and personnel costs. Cost of licenses as a percentage of license revenues increased to 2.2% in 2005 from 1.9% in 2004, primarily due to increased license revenues from sales of licenses of royalty-bearing products.

Cost of Services — Cost of services primarily consists of personnel, outside consultants, facilities and systems costs used in providing support, consulting and training services. Personnel related costs, such as labor, bonuses, vacation and payroll taxes, increased by approximately $1.1 million, primarily as a result of an increase in headcount. Cost of services as a percentage of service revenues was 16.5% in the three months ended June 30, 2005, compared to 18.0% in the comparable period of 2004.

Amortization of Purchased Technology — Amortization of purchased technology includes amortization of the fair value of acquired technology associated with acquisitions made since 2001. We expect amortization of purchased technology to be at least $2.7 million per quarter for the remaining two quarters of 2005 before any impact from our purchase of Vintela, which was acquired after the end of our second fiscal quarter.

Operating Expenses

Total operating expenses and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended June 30,		Increase/(Decrease)
	2005	2004	Dollars	Percentage
Operating expenses:
Sales and marketing	$45,634	$41,193	$4,441	10.8%
Research and development	20,640	20,356	284	1.4%
General and administrative	10,565	8,524	2,041	23.9%
Amortization of other purchased intangible assets	1,498	1,563	(65)	(4.2)%
In-process research and development	—	280	(280)	(100.0)%
Litigation loss provision	—	5,000	(5,000)	(100.0)%

Total operating expenses	$78,337	$76,916	$1,421	1.8%

Sales and Marketing — Sales and marketing expenses consist primarily of the following types of costs related to our sales and marketing activities: compensation and benefits for personnel; sales commissions; facilities and information systems (“IS”); trade shows; travel and entertainment; and various discretionary marketing programs. Sales and marketing expenses increased 10.8% during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, primarily due to compensation and related benefits associated with headcount growth and higher incentive compensation. Personnel related costs, such as labor, commissions, bonuses, vacation, travel and payroll taxes, increased approximately $4.1 million, of which Imceda contributed approximately $0.5 million. In addition, marketing communications, programs, conferences, and trade show expenses increased by approximately $0.4 million. A portion of the overall increase was offset by a reduction of approximately $0.8 million to depreciation expense related to our sales force automation system, implemented in 2001 and fully depreciated by the end of the third quarter in 2004. Sales and marketing expenses as a percentage of total revenues were 42.6% and 44.7% in the three months ended June 30, 2005 and 2004, respectively.

Research and Development — Research and development expenses consist primarily of compensation and benefit costs for software developers, software product managers, quality assurance and technical documentation personnel, associated facilities and IS costs and payments made to outside software development consultants in connection with our ongoing efforts to enhance our core technologies and develop additional products. Research and development expenses as a percentage of total revenues were 19.3% and 22.1% for the three months ended June 30, 2005 and 2004, respectively. Imceda contributed approximately $0.5 million to total research and development expenses in the 2005 period.

General and Administrative — General and administrative expenses consist primarily of compensation and benefit costs for our executive, finance, legal, administrative and IS personnel, professional fees for audit, tax and legal services, and associated facilities and IS costs. Compensation and benefit costs, such as labor, bonuses, temporary labor and payroll taxes, increased approximately $1.5 million, primarily as a result of increased headcount. Higher consulting, accounting and tax fees related to our ongoing Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”) compliance efforts also contributed approximately $0.7 million to the overall increase in general and administrative expenses. Legal costs decreased by approximately $0.6 million as a result of the settlement or dismissal of various litigation matters early in the first quarter of 2005. General and administrative expenses as a percentage of total revenues were 9.9% and 9.3% for the three months ended June 30, 2005 and 2004, respectively.

Amortization of Other Purchased Intangible Assets — Amortization of other purchased intangible assets includes the amortization of customer lists, trademarks, non-compete agreements and maintenance contracts associated with acquisitions. We expect amortization of other purchased intangible assets to be at least $1.8 million per quarter for the remaining two quarters of 2005 before any impact from our purchase of Vintela, which was acquired after the end of our second fiscal quarter.

In-Process Research and Development — In-process research and development expenses relate to in-process technology acquired from our acquisition of Lecco Technology Limited (“Lecco”) in April 2004. These costs were charged to operations as the technologies had not reached technological feasibility and did not have alternative future uses at the date of acquisition.

Other Expense, Net

Other expense, net includes interest income on our investment portfolio, and gains and losses from foreign exchange fluctuations, as well as gains or losses on other financial assets. Other expense, net was $0.5 million in 2005 and 2004. Foreign currency losses decreased to $1.5 million in 2005 from $1.9 million in 2004. Our other income in the second quarter of 2005 benefited from the correction of an immaterial first quarter foreign currency re-measurement error in the amount of $0.3 million.

Income Tax Provision

During the three months ended June 30, 2005, as a result of higher income, the provision for income taxes increased to $5.3 million from $1.5 million in the comparable period of 2004, representing an increase of $3.8 million. The effective income tax rate for the three months ended June 30, 2005 and 2004 was approximately 33% and 36%, respectively.

Comparison of Six Months Ended June 30, 2005 and 2004

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Six Months Ended June 30,		Increase
	2005	2004	Dollars	Percentage
Revenues:
Licenses
North America	$67,728	$67,118	$610	0.9%
Rest of World	41,602	31,105	10,497	33.7%

Total license revenues	109,330	98,223	11,107	11.3%

Services
North America	71,184	56,907	14,277	25.1%
Rest of World	29,960	19,544	10,416	53.3%

Total service revenues	101,144	76,451	24,693	32.3%

Total revenues	$210,474	$174,674	$35,800	20.5%

Licenses Revenues — Growth in license revenues is primarily a result of increased software license sales within our Microsoft Systems Management product line, showing particular strength in EMEA, which increased by approximately 65% from the six months of 2004 to the comparable period in 2005. License revenues were negatively impacted by a reduced revenue contribution from our Quest Central for DB2 products as a result of the preliminary injunction issued July 2004 in our litigation with Computer Associates (which was settled and the injunction was lifted in March 2005) and were positively impacted by sales of products acquired from the acquisition of Imceda. To a lesser extent, our Database Development product line contributed to growth in license revenues, increasing by 17% over the prior year and also showed particular strength in EMEA.

Services Revenues — Three factors were the primary contributors to our 32.3% growth in service revenues. First, from a product perspective, our Microsoft Systems Management product line contributed approximately $11.7 million to growth in service revenues. Second, maintenance revenues from renewals of annual maintenance agreements have continued to grow. Third, revenues from post-sales consulting and training increased $5.2 million or 62%. Post-sales consulting and training as a percentage of total service revenues represented 13.5% and 11.0% in the six months ended June 30, 2005 and 2004, respectively. Our North American operating results for the first two quarters of 2004 included approximately $4.9 million in services revenues from our Vista Plus output management product line, which we sold in September 2004. Excluding the Vista Plus service revenues, our North American service revenues increased by 38%.

Cost of Revenues

Total cost of revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Six Months Ended June 30,		Increase
	2005	2004	Dollars	Percentage
Cost of revenues:
Licenses	$2,160	$2,071	$89	4.3%
Services	17,360	13,766	3,594	26.1%
Amortization of purchased technology	4,676	3,711	965	26.0%

Total cost of revenues	$24,196	$19,548	$4,648	23.8%

Cost of Licenses — Cost of licenses as a percentage of license revenues was 2.0% and 2.1% for the six months ended June 30, 2005 and 2004, respectively. The percentage of revenue decrease is primarily the result of reduced license revenues from sales of licenses to royalty-bearing products.

Cost of Services — Personnel related costs, such as labor, bonuses, vacation and payroll taxes, increased by approximately $2.7 million. The increase to personnel related expense is primarily due to significant growth in headcount, including the additional headcount from the acquisition of Aelita. Cost of services as a percentage of service revenues was 17.2% and 18.0% in the six months ended June 30, 2005 and 2004, respectively.

Amortization of Purchased Technology — Amortization of purchased technology includes amortization of the fair value of acquired technology associated with acquisitions made since 2001. We expect amortization of purchased technology to be at least $5.4 million for the remaining six months of 2005 before any impact from our purchase of Vintela, which was acquired after the end of our second fiscal quarter.

Operating Expenses

Total operating expenses and year-over-year changes are as follows (in thousands, except for percentages):

	Six Months Ended June,		Increase/(Decrease)
	2005	2004	Dollars	Percentage
Operating expenses:
Sales and marketing	$89,027	$77,317	$11,710	15.1%
Research and development	41,760	38,513	3,247	8.4%
General and administrative	20,267	16,785	3,482	20.7%
Amortization of other purchased intangible assets	2,774	2,293	481	21.0%
In-process research and development	1,050	6,980	(5,930)	(85.0)%
Litigation loss provision	—	5,000	(5,000)	(100.0)%

Total operating expenses	$154,878	$146,888	$7,990	5.4%

Sales and Marketing — Personnel related costs, such as labor, commissions, bonuses, vacation, travel, reward programs and payroll taxes, increased approximately $10.5 million. The increase to personnel related expense is primarily due to significant growth in headcount, including the additional headcount from the acquisitions of Aelita at the end of March 2004 and Imceda in May 2005. Marketing communications, programs, conferences, and road/trade show expenses increased by approximately $1.2 million. The decline of the U.S. Dollar, primarily against the Euro and the British Pound, contributed approximately $0.7 million to the year-over-year increase in sales and marketing expenses. A portion of the overall increase was offset by a reduction of approximately $1.8 million to depreciation expense related to our sales force automation system, implemented in 2001 and fully depreciated by the end of the third quarter in 2004. Sales and marketing expenses as a percentage of total revenues were 42.3% and 44.3% in 2005 and 2004, respectively.

Research and Development — Labor and bonuses increased approximately $1.9 million, primarily as a result of growth in headcount, including the additional headcount from the acquisitions of Aelita and Imceda, as well as annual raises. Research and development expenses as a percentage of total revenues were 19.8% and 22.0% for the six months ended June 30, 2005 and 2004, respectively.

General and Administrative — Compensation and benefit costs, such as labor, bonuses, temporary labor and payroll taxes, increased approximately $2.8 million. The increase to personnel related expense is primarily due to significant growth in headcount. Higher accounting and tax fees related to our ongoing SOX 404 compliance efforts also contributed approximately $1.0 million to the 20.7% increase in general and administrative expenses. Legal costs decreased by approximately $1.4 million as a result of the settlement or dismissal of litigation matters early in the first quarter of 2005. General and administrative expenses as a percentage of total revenues were 9.6% for both 2005 and 2004.

Amortization of Other Purchased Intangible Assets — Amortization of other purchased intangible assets includes the amortization of customer lists, trademarks, non-compete agreements and maintenance contracts associated with acquisitions. We expect amortization of other purchased intangible assets to be at least $3.5 million for the remaining six months of 2005 before any impact from our purchase of Vintela, which was acquired after the end of our second fiscal quarter.

In-Process Research and Development — In-process research and development expenses relate to in-process technology acquired from Wingra Technologies, LLC in January 2005 and our acquisition of Aelita and Lecco in March and April of 2004, respectively. These costs were charged to operations as the technologies had not reached technological feasibility and did not have alternative future uses at the date of acquisition.

Other (Expense) Income, Net

Our net interest income was $3.6 million and $3.5 million in the six months ended June 30, 2005 and 2004, respectively. Foreign currency losses were $4.5 million and $2.9 million in 2005 and 2004, respectively. Foreign currency losses were predominantly attributable to translation losses on net monetary assets, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound. The foreign currency translation adjustments to these balance sheet items are calculated by comparing the currency spot rates at the end of a quarter to the spot rates at the end of the previous quarter. On this basis the U.S. Dollar has strengthened against the Euro and the British Pound during the first six months of 2005.

Income Tax Provision

During the six months ended June 30, 2005, the provision for income taxes increased to $9.7 million from $5.4 million in the comparable period of 2004, representing an increase of $4.3 million. The effective income tax rate for the six months ended June 30, 2005 and 2004 was approximately 33% and 64%, respectively. The significant tax rate for the six months ended June 30, 2004 was primarily due to a permanent difference between GAAP pre-tax income and taxable income as a result of a $6.7 million non-deductible write-off of Aelita’s in-process research and development.

Liquidity and Capital Resources

Year-over-year changes in the principal components of our liquidity and capital resources are as follows (in thousands, except for percentages):

	Six Months Ended June 30,
	2005	2004	% Change
Cash and cash equivalents and short-term marketable securities	$121,765	$101,234	20.3%
Long-term government and government agency securities	125,399	166,311	(24.6)%

Total cash, cash equivalents and securities investments	$247,164	$267,545	(7.6)%

Net cash provided by operating activities	$42,274	$35,079	20.5%
Net cash used in investing activities	$(31,241)	$(102,741)	(69.6)%
Net cash (used in) provided by financing activities	$(9,557)	$75,991	(112.6)%

Operating Activities

Our primary source of operating cash flows is cash collections from our customers following the purchase of new software licenses, maintenance and support and post-sale consulting and training. Our primary use of cash from operating activities is for compensation and personnel-related expenditures.

During the six months ended June 30, 2005 and 2004 our cash flows from operations were primarily derived from (i) the positive net income generated from our operations; (ii) changes in our working capital; (iii) and the add-back of depreciation and amortization costs, in-process research and development costs and in 2004 the litigation loss provision, which all represent non-cash expenses.

Working capital changes in the 2005 period were mostly driven by strong cash collections on accounts receivable. Improved collections resulted in $24.0 million of cash generated in the first six months of 2005 versus $1.1 million during the comparable period of 2004. The substantial inflow of cash from accounts receivable collections was partially offset by lower cash generation as a result of a $16.0 million cash payment made to settle our Computer Associates International, Inc. (CA) litigation and a decrease in accrued compensation.

In the future, we expect to continue to generate net cash from our operations. We plan to use cash generated from operations to invest in short and long-term marketable securities consistent with past investment practices. We also plan to use cash generated from operations to fund other strategic investment and acquisition opportunities that we continue to evaluate.

Investing Activities

Our primary source of cash provided by investing activities is from proceeds received from investments in marketable securities. Our primary uses of cash from investing activities are for purchases of property and equipment and cash payments for acquisitions.

Cash used in investing activities in the six months ended June 30, 2005, consists of $12.8 million net cash paid for our acquisition of Wingra Technologies, LLC, $44.8 million net cash paid for our acquisition of Imceda and $26.9 million in capital expenditures, partially offset by $53.3 million of cash received primarily from the sale of investments in marketable securities. Capital expenditures included $21.3 million in cash to complete the purchase of a second building in Aliso Viejo, California and related infrastructure improvements. We expect the relocation of our remaining Irvine operations to this new building to be completed by the end of 2005 and anticipate additional costs of improvements to be approximately $7.0 million to $8.0 million. Cash used in investing activities in the six months ended June 30, 2004, consisted of $95.9 million net cash paid for acquisitions, $24.1 million in capital expenditures, which included the purchase of our first headquarters building in Aliso Viejo, California, partially offset by $17.3 million cash received from investments in marketable securities.

Financing Activities

Our primary use of cash in financing activities during the six months ended June 30, 2005, was for repayment of our remaining obligation under our repurchase agreement. We entered into this repurchase agreement in March 2004 with the $67.6 million in cash proceeds used to provide funding for our acquisition of Aelita and our purchase of a new office facility. Our remaining obligation under this agreement of $12.7 million was paid in full in February 2005. Cash used in financing was slightly offset by $3.3 million generated from issuances of our common stock under our employee stock option plans. Our source of financing cash flow during the six months ended June 30, 2004 was primarily from net proceeds received from our repurchase agreement described above. We also generated $8.6 million from issuance of our common stock under employee stock option and stock purchase plans.

Our Board of Directors authorized a stock repurchase program for up to five million shares of our common stock. As of March 31, 2005, we had repurchased approximately 1.7 million shares of our common stock under this program for an aggregate cost of approximately $58.0 million. No shares of common stock have been repurchased under this program since 2002.

During the second quarter of 2005, we spent approximately $21.3 million in cash to complete the purchase of a second building in Aliso Viejo, California and related infrastructure improvements and $46.5 million in cash to complete the acquisition of Imceda Software, Inc. Shortly following the end of the second quarter, we spent approximately $57.4 million in cash when we completed the acquisition of Vintela, Inc. (“Vintela”). We entered into a repurchase transaction with a third party financial institution to fund approximately $10 million of the Vintela purchase price. The duration of the agreement is 90 days. Upon maturity, we will evaluate entering into a similar agreement or reduce or completely payout the balance of the funds required under the arrangement.

This consumption of cash for facilities infrastructure and acquisition activity leaves us with a reduced level of financial flexibility relative to past periods, at least until our cash and investment balances are rebuilt to the levels reached just prior to the second quarter of 2005. Based on our current operating plan, we believe that our existing cash, cash equivalents, investment balances and cash flows from operations will be sufficient to finance our cash needs through at least the next 12 to 24 months. Our ability to generate cash from operations is subject to substantial risks described below under the caption “Risk Factors.” One of these risks is that our future business does not stay at a level that is similar to, or better than, our recent past. Should a general downturn occur or other event having a similar effect, leaving us unable to generate or sustain positive cash flow from operations, we would be required to use existing cash, cash equivalents and investment balances to support our working capital and other cash requirements. In addition, we may choose to use cash in the future for additional acquisitions or strategic investments. If additional funds are required to support our working capital requirements or for other purposes we may seek to expand our repurchase facility, raise funds through public or private equity or obtain debt financing from other sources. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

Critical Accounting Policies and Estimates

Our consolidated financial statements are based on the selection and application of generally accepted accounting principles, which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. We believe that the policies set forth below may involve a higher degree of judgment and complexity in their application than our other accounting policies and represent the critical accounting policies and estimates used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. Historically, our assumptions, judgments and estimates relative to our critical accounting policies and estimates have not differed materially from actual results. Our significant accounting policies are presented in our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no changes to our significant accounting policies or critical accounting policies and estimates during the six months ended June 30, 2005.

Revenue Recognition

We recognize revenue in accordance with current generally accepted accounting principles that have been prescribed for the software industry. Our revenue recognition policy is one of our critical accounting policies because revenue is a key component of our results of operations and is based on complex rules that require us to make judgments and estimates. In applying our revenue recognition policy we must determine which portions of our revenue, generally license sales, are recognized currently and which portions, generally maintenance/support and professional services sales, must be deferred. In addition, we analyze various factors, including our pricing policies, the credit-worthiness of our customers, contractual terms and conditions, our historical experience and market and economic conditions in making revenue recognition choices.

Our revenues consist of software license revenues, post contract support (PCS) revenues or sometimes called maintenance/support revenues (referred to from this point on as maintenance services) and professional services revenues. Our revenue recognition policies for these revenue categories are as follows.

We sell licenses to our software products primarily through direct sales to end-users. In addition, almost all of our software license revenues are from sales of perpetual licenses. The fee for one year of maintenance services is included in, or bundled with, the initial purchase fee for a perpetual license of a Quest product, so that the purchase of a perpetual license with first year maintenance services is a “multi-element arrangement” for revenue recognition purposes. End user customers generally do not have product return rights. We offer end user customers the right to purchase maintenance services on a standalone basis for annual periods beyond this first year.

For indirect sales of licenses, we accept orders from our distributors and resellers when they have valid orders from an end user customer. We defer revenue recognition related to these indirect sales until receipt of payment unless we have determined that collection risk is minimal (typically smaller dollar transactions) or we have an adequate payment history with the reseller or distributor. Resellers generally do not have product return rights.

We account for the perpetual license component of these multiple-element arrangements using the residual method. The residual method generally requires recognition of software license revenue in a multiple-element arrangement once all software products have been delivered to the customer and the only undelivered element is maintenance services and/or certain professional services. The value of our undelivered maintenance services is estimated based on VSOE (vendor-specific, objective evidence) of this element. VSOE of this element is based on the price for which the undelivered element is sold separately. We determine fair value of the undelivered element based on historical evidence of our standalone sales of these elements to third parties. This value is deferred and recorded to revenue ratably over the maintenance term. The residual revenue, after accounting for the maintenance services value under VSOE, is allocated to the license fees associated with the software product or products being licensed in the transaction based on the relative list prices.

Our VSOE of fair value is impacted by estimates and judgments that, if significantly different, could materially impact the timing and amount of revenue recognized in current and future periods. These estimates and judgments include, among other items, the ability to identify VSOE for undelivered elements, the fair value of that element and changes to a product’s estimated life cycle. In addition, historically we have been able to establish VSOE for maintenance and professional services but we may modify our pricing and discounting practices in the future, which could result in changes in, or the inability to support, VSOE of fair value for these undelivered elements. If this occurs, our future revenue recognition for multi-element arrangements could differ significantly from our historical results. If in the future we were unable to support VSOE of fair value for an undelivered element, the entire amount of revenue from the arrangement would be deferred and recognized ratably over the life of the contract.

In addition to perpetual licenses, we sell a small amount of subscription software licenses each year. Less than 1% of total revenue for the three months ended June 30, 2005 was generated by subscription software licenses. Software subscriptions are term based and the customer pays a single fee for the right to use the software and receive maintenance and support services for the term. A subscription sale’s license and maintenance services fee components are both deferred and recognized ratably over the license term.

A customer’s renewal of maintenance services is for an annual period and is generally priced as a targeted percentage of the net initial purchase fee of a perpetual license and first year maintenance services. We do seek to generally increase these percentages over time for several years. We bill this renewal fee in advance of the services provided. Both first year and renewal maintenance services fees are recognized ratably over the contract term, generally 12 months. We also offer customers the right to purchase maintenance services for multiple annual periods beyond the first year, and we recognize these fees ratably over the applicable maintenance periods.

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

•

Intangible assets – These assets are recorded at the appraised value and amortized using the straight-line method over estimated useful lives of two years to seven years. The net carrying amount of other intangible assets was considered recoverable at June 30, 2005. In accordance with SFAS No. 144, these intangible assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. We periodically review the carrying value of these assets to determine whether or not impairment to such value has occurred. In the event that in the future it is determined that the other intangible assets value has been impaired, an adjustment will be made resulting in a charge for the write-down in the period in which the determination is made.

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

Recently Issued Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle and to those changes required by an accounting pronouncement when such a pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This standard has no impact on our consolidated results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), that upon implementation, will impact our net income and net income per share and change the classification of certain elements in the statement of cash flows. SFAS 123R eliminates the alternative to use the intrinsic value method of accounting under SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, and its related implementation guidance. Under APB Opinion No. 25, no compensation expense is recognized for options granted to employees where the exercise price equals the market price of the underlying stock on the date of grant. SFAS 123R will require us to measure all employee stock-based compensation awards using a fair value method and record such amounts as an expense in our statement of operations, on a prospective basis, as the underlying options vest. In April 2005, the Securities and Exchange Commission amended the effective dates for SFAS 123R to require adoption at the beginning of fiscal years beginning after June 15, 2005. We are required to adopt SFAS 123R in our first quarter of 2006, with expensing to begin January 1, 2006. See “Stock Based Compensation” in Note 2 of these “Notes to Condensed Consolidated Financial Statements” for the pro forma net income and net income per share amounts, for the three and the six months ended June 30, 2005 and 2004, as if we had used one of the fair-value-based methods, similar to the methods available under SFAS 123R, to measure compensation expense for employee stock incentive awards. While we are still evaluating the requirements under and effects of SFAS 123R we expect the adoption to have a significant adverse impact on our consolidated income from operations, net income and net income per share. The provisions of this statement will not impact our financial position or total cash flow.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FAS 109-1”), “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“AJCA”).” The AJCA introduces a special 9% tax deduction on qualified production activities, which is phased in through 2010. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. This provision is expected to provide a tax benefit to us from both a financial statement effective tax rate perspective and as a deduction on our tax return, which will effectively reduce the amount of taxes owed.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. We expect to complete our evaluation of the effects of the repatriation provision by the end of the third quarter of 2005 and as such the impact on our consolidated results of operations is not known.

RISK FACTORS

An investment in our shares involves risks and uncertainties. You should carefully consider the factors described below before making an investment decision in our securities. The risks described below are the risks that we currently believe are material risks of the business and the industry in which we compete.

Our business, financial condition and results of operations could be adversely affected by any of the following risks. If we are adversely affected by such risks, then the trading price of our common stock could decline, and you could lose part or all of your investment.

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

The size and timing of our customer orders may vary significantly from quarter to quarter which could cause fluctuations in our revenues and operating results

Our license revenues in any quarter are substantially dependent on orders booked and delivered in that quarter. Our revenues in a given quarter could be adversely affected if we are unable to complete one or more large license agreements, or if the contract terms were to prevent us from recognizing revenue during that quarter. The sales cycles for certain of our software products, such as SharePlex, can last from three to nine months, or longer, and often require pre-purchase evaluation periods and customer education, which can affect timing of orders. Further, we have often booked a large amount of our sales in the last month, weeks or days of each quarter and delays in the closing of sales near the end of a quarter could cause quarterly revenue to fall short of anticipated levels. Finally, while a portion of our revenues each quarter is recognized from previously deferred revenue, our quarterly performance will depend primarily upon entering into new contracts to generate revenues for that quarter. These factors may cause significant periodic variation in our license revenues. In addition, we incur or commit to operating expenses based on anticipated revenue levels, and generally do not know whether revenues in any quarter will meet expectations until the end of that quarter. Accordingly, if our revenue growth rates slow or our revenues decline, our operating results could be seriously impaired because many of our expenses are relatively fixed in nature and cannot be easily or quickly changed.

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

In some cases these types of platform vendor-provided tools are bundled with the platform and in other cases they are separately chargeable products, albeit at significantly lower price points. The inclusion of the functionality of our software as standard features of the underlying database solution or application supported by our products or sale at much lower cost could erode our revenues, particularly if the competing products and features were of comparable capability to our products. Even if the functionality provided as standard features or lower costs by these system providers is more limited than that of our software, there can be no assurance that a significant number of customers would not elect to accept more limited functionality in lieu of purchasing our products. Moreover, there is substantial risk that the mere announcements of competing products or features by large competitors such as Oracle could result in the delay or cancellation of customer orders for our products in anticipation of the introduction of such new products or features.

Our migration products for Microsoft’s Active Directory and Exchange are vulnerable to fluctuations in the rate at which customers of certain Microsoft products migrate to newer versions of such products

Our products for the migration, administration and management of Microsoft’s Active Directory and Exchange products currently contribute approximately one-third of our revenue from software license sales and have been the primary contributors to license revenue growth in fiscal 2003, 2004 and the first six months of 2005. Our ability to sell licenses for our Active Directory and Exchange migration products depends in part on the rate at which customers migrate to newer versions of Microsoft’s Windows 2000 or Windows XP operating system or to newer versions of Microsoft Exchange. If these migration rates were to materially decrease, our license revenues from these migration products would likely decline.

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

Our international operations and our planned expansion of our international operations expose us to certain risks

We maintain research and development operations in Canada, Australia, Israel and Russia, and continue to expand our international sales activities as part of our business strategy. As a result, we face increasing risks from our international operations, including, among others:

•	difficulties in staffing, managing and operating our foreign operations;

•	difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations;

•	difficulties in adapting our existing foreign operations, particularly in Asia, to the control structure and requirements of a US public entity given those Asian countries historical environment and their cultural approach to conducting business;

•	longer payment cycles and difficulties in collecting accounts receivable;

•	seasonal reductions in business activity during the summer months in Europe and in other periods in other countries;

•	increased financial accounting and reporting burdens and complexities;

•	difficulties in hedging foreign currency transaction exposures;

•	limitations on future growth or inability to maintain current levels of revenue from international operations if we do not invest sufficiently in our international operations;

•	potentially adverse tax consequences;

•	potential loss of proprietary information due to piracy, misappropriation or weaker laws regarding intellectual property protection;

•	delays in localizing our products;

•	political unrest or terrorism, particularly in areas in which we have facilities;

•	our ability to adapt and conform to accepted local business practices and customs, including providing letters of credit or other forms of support to or for the benefit of our subsidiaries or resellers;

•	compliance with a wide variety of complex foreign laws and treaties, including employment restrictions; and

•	compliance with licenses, tariffs and other trade barriers.

Operating in international markets also requires significant management attention and financial resources and will place additional burdens on our management, administrative, operational and financial infrastructure. We cannot be certain that investment and additional resources required in establishing facilities in other countries will produce desired levels of revenue or profitability. In addition, we have limited experience in developing localized versions of our products and marketing and distributing them internationally.

Acquisitions of companies or technologies may result in disruptions to our business and diversion of management attention

We have in the past made and we expect to continue to make acquisitions of complementary companies, products or technologies. For example, we acquired Imceda Software, Inc. in the first quarter of 2005 and completed the acquisition of Vintela, Inc. on July 8, 2005. Any additional acquisitions will require us to assimilate the operations, products and personnel of the acquired businesses and train, retain and motivate key personnel from the acquired businesses. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. In addition, integrating multiple acquisitions at the same time, which we must now do with Vintela and Imceda, places significant strain on our existing personnel and resources. Similarly, acquisitions may subject us to liabilities and risks that are not known or identifiable at the time of the acquisition or may cause disruptions in our operations and divert management’s attention from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners. We may have to use cash, incur debt or issue equity securities to pay for any future acquisitions. Use of cash or debt may affect our liquidity and use of cash would reduce our cash reserves and reduce our financial flexibility. The issuance of equity securities for any acquisition could be substantially dilutive to our shareholders. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for intangible assets with indefinite useful lives. In consummating acquisitions, we are also subject to risks of entering geographic and business markets in which we have no or limited prior experience. If we are unable to fully integrate acquired businesses, products or technologies with our existing operations, we may not receive the intended benefits of an acquisition.

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

Our efforts to constrain costs may strain our management, administrative, operational and financial infrastructure

We are focused on increasing our operating margins. These efforts place a strain on our management, administrative, operational and financial infrastructure. Our ability to manage our increasingly complex operations while reducing operating costs requires us to continue to improve our operational, financial and management controls and reporting systems and procedures. Although we achieved a year over year increase in our margins from the three and six months ended June 30, 2004 to the comparable periods in 2005, there can be no guarantees that we will be successful in achieving our profitability targets in any future quarterly or annual period.

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

Third parties may claim that our software products or services infringe on their intellectual property rights, exposing us to litigation that, regardless of merit, may be costly to defend

Our success and ability to compete are also dependent upon our ability to operate without infringing upon the proprietary rights of others. Third parties may claim that our current or future products infringe their intellectual property rights. Any such claim, with or without merit, could have a significant effect on our business and financial results. Any future third party claim could be time consuming, divert management’s attention from our business operations and result in substantial litigation costs, including any monetary damages and customer indemnification obligations, which may result from such claims. In addition, parties making these claims may be able to obtain injunctive or other equitable relief affecting our ability to license the products that incorporate the challenged intellectual property. As a result of such claims, we may be required to obtain licenses from third parties, develop alternative technology or redesign our products. We cannot be sure that such licenses would be available on terms acceptable to us, if at all. If a successful claim is made against us and we are unable to develop or license alternative technology, our business and financial results and position could be materially adversely affected.

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

We have historically used stock-based compensation as an important tool to attract and retain employees, generally through stock options granted under our stock incentive plans and the availability of discounted shares for purchase under our Employee Stock Purchase Plan. Our Employee Stock Purchase Plan was terminated at the end of July 2004. The number of options available for grant under our stock incentive plans is limited and any future increase would require shareholder approval. There can be no guarantees that we will be able to obtain shareholder approval for required future increases in the number of shares authorized under our stock incentive plans. In addition, when we change the way we account for stock options as a result of pending changes in accounting rules, we may reduce our reliance on the use of stock options, which may negatively affect our ability to recruit and retain qualified personnel.

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Foreign Exchange Risk

We are a U.S. Dollar functional company and transact business in a number of different foreign countries around the world. In most instances, revenues are collected and operating expenses are paid in the local currency of the country in which we are transacting. Accordingly, we are exposed to both transaction and translation risk relating to changes in foreign exchange rates.

Our exposure to foreign exchange risk is composed of the combination of our foreign net profits and losses denominated in currencies other than the U.S. Dollar, as well as our net balances of monetary assets and liabilities in our foreign subsidiaries. These exposures have the potential to produce either gains or losses depending on the directional movement of the foreign currencies versus the U.S. Dollar and our operational profile in foreign subsidiaries. Our cumulative currency gains or losses in any given period may be lessened by the economic benefits of diversification and low correlation between different currencies, but there can be no assurance that this pattern will continue to be true in future periods.

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

Historically we have held our investments to maturity and therefore changes in the market interest rate would not have a material affect on the fair value of such investments. During the second quarter of 2005 we sold $34.5 million of our investments to fund the Imceda acquisition and to complete the purchase of a second building in Aliso Viejo, California resulting in an immaterial loss on the fair market value of the investments. Our remaining investment positions and duration of the portfolio would not be materially affected by a 100 basis point shift in interest rates.

Information about our investment portfolio is presented in the table below, which states the amortized book value and related weighted-average interest rates by year of maturity (in thousands):

	Amortized Book Value	Weighted Average Rate
Investments maturing by June 30,
2006 (a)	$22,615	0.99%
2007	104,122	3.80%
2008	—	—%
2009	—	—%
Thereafter	22,442	4.54%

Total portfolio	$149,179	3.48%

(a)	Represents cash and cash equivalents of $22.6 million.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the chief executive officer and chief financial officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on such evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2005, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting during the quarter ended June 30, 2005 have come to our management’s attention that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

On May 20, 2005, we issued an aggregate of 942,855 shares of our common stock to the former stockholders of Imceda Software, Inc. (“Imceda”) in connection with our acquisition of Imceda. These shares are being held in an indemnity escrow fund. The balance of these shares that are not used to satisfy indemnification claims, if any, by Quest against the indemnity escrow fund will ultimately be distributed to the former stockholders of Imceda.

The foregoing transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. We believe the transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

Item 6: Exhibits

Exhibit Number	Exhibit Title
10.1	Agreement and Plan of Merger, dated as of April 26, 2005, by and among Quest Software, Inc., Impetus Acquisition Corp., Imceda Software, Inc., certain stockholders of Imceda and Insight Venture Partners, LLC, as Stockholders’ Representative.

10.2	Agreement and Plan of Merger, dated as of May 31, 2005, by and among Quest Software, Inc., Velocity Merger Corp., Vintela, Inc., certain stockholders of Vintela and The Canopy Group, Inc., as Stockholders’ Representative.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST SOFTWARE, INC.

Date: August 9, 2005	/S/ MICHAEL J. LAMBERT
Michael J. Lambert
Senior Vice President, Chief Financial Officer

/S/ KEVIN E. BROOKS
Kevin E. Brooks
Vice President and Corporate Controller

Exhibit Index

Exhibit Number	Exhibit Title
10.1	Agreement and Plan of Merger, dated as of April 26, 2005, by and among Quest Software, Inc., Impetus Acquisition Corp., Imceda Software, Inc., certain stockholders of Imceda and Insight Venture Partners, LLC, as Stockholders’ Representative. (1)

10.2	Agreement and Plan of Merger, dated as of May 31, 2005, by and among Quest Software, Inc., Velocity Merger Corp., Vintela, Inc., certain stockholders of Vintela and The Canopy Group, Inc., as Stockholders’ Representative. (2)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to our Current Report on Form 8-K filed May 2, 2005

(2)	Incorporated herein by reference to our Current Report on Form 8-K filed June 6, 2005