Form 10-Q
period 2005-09-30
QUEST SOFTWARE INC
filed 2005-11-09
CIK 1088033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

COMMISSION FILE NO. 000-26937

QUEST SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

California	33-0231678
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 Polaris Way Aliso Viejo, California	92656
(Address of principal executive offices)	(Zip code)

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

Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock, no par value, as of October 31, 2005, was 99,237,249.

QUEST SOFTWARE, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1: Financial Statements

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$90,756	$118,157
Short-term marketable securities	34,798	15,892
Accounts receivable, net	87,137	98,800
Prepaid expenses and other current assets	10,828	12,528
Deferred income taxes	13,110	13,075

Total current assets	236,629	258,452
Property and equipment, net	80,288	52,761
Long-term marketable securities	88,492	163,527
Amortizing intangible assets, net	70,208	41,404
Goodwill	428,570	323,903
Other assets	4,313	3,304

Total assets	$908,500	$843,351

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,785	$4,135
Obligation under repurchase agreement	10,092	12,632
Accrued compensation	26,275	27,802
Other accrued expenses	27,867	46,292
Income taxes payable	11,755	12,030
Current portion of deferred revenue	119,450	106,356

Total current liabilities	198,224	209,247
Long-term liabilities:
Long-term portion of deferred revenue	25,805	20,897
Deferred income taxes	13,642	4,526
Other long-term liabilities	275	1,769

Total long-term liabilities	39,722	27,192
Commitments and contingencies (Notes 3 and 10)
Shareholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value, 200,000 shares authorized; 98,809 and 96,111 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	669,027	628,149
Retained earnings	25,815	147
Accumulated other comprehensive loss	(1,666)	(776)
Unearned compensation	(5,408)	(3,394)
Note receivable from sale of common stock	(17,214)	(17,214)

Total shareholders’ equity	670,554	606,912

Total liabilities and shareholders’ equity	$908,500	$843,351

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Licenses	$65,515	$53,539	$174,845	$151,762
Services	55,761	43,200	156,905	119,651

Total revenues	121,276	96,739	331,750	271,413
Cost of revenues:
Licenses	1,151	764	3,311	2,835
Services	9,483	7,973	26,844	21,739
Amortization of purchased technology	3,083	2,269	7,760	5,980

Total cost of revenues	13,717	11,006	37,915	30,554

Gross profit	107,559	85,733	293,835	240,859
Operating expenses:
Sales and marketing	51,002	42,876	140,029	120,193
Research and development	22,220	19,868	63,980	58,381
General and administrative	11,486	8,876	31,751	25,661
Amortization of other purchased intangible assets	2,183	1,568	4,957	3,861
In-process research and development	6,900	—	7,950	6,980
Litigation loss provision	—	—	—	5,000

Total operating expenses	93,791	73,188	248,667	220,076
Gain on sale of Vista Plus product suite	—	29,574	—	29,574

Income from operations	13,768	42,119	45,168	50,357
Other income (expense), net	314	2,723	(1,718)	2,884

Income before income tax provision	14,082	44,842	43,450	53,241
Income tax provision	8,118	13,901	17,780	19,285

Net income	$5,964	$30,941	$25,670	$33,956

Net income per share:
Basic	$0.06	$0.33	$0.26	$0.36

Diluted	$0.06	$0.32	$0.26	$0.35

Weighted average shares:
Basic	98,217	94,737	97,082	94,306
Diluted	101,624	96,608	100,154	97,691

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$25,670	$33,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,006	20,560
Compensation expense associated with stock option grants	2,032	1,266
Deferred income taxes	(57)	612
Gain on sale of Vista Plus product suite	(39)	(29,574)
Tax benefit related to stock option exercises	4,935	2,799
Provision for bad debts	77	112
In-process research and development	7,950	6,980
Litigation loss provision	—	5,000
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	10,482	(6,070)
Prepaid expenses and other current assets	(1,001)	(276)
Other assets	(950)	(376)
Accounts payable	(2,080)	702
Accrued compensation	(1,893)	2,041
Other accrued expenses	(4,107)	(5,633)
Litigation settlement payment	(16,000)	—
Income taxes payable	(611)	9,961
Deferred revenue	14,148	15,754
Other liabilities	(1,232)	307

Net cash provided by operating activities	58,330	58,121
Cash flows from investing activities:
Purchases of property and equipment, net	(34,234)	(28,010)
Cash paid for acquisitions, net of cash acquired	(115,305)	(96,364)
Proceeds from sale of Vista Plus product suite	2,039	22,515
Proceeds from investments in marketable securities	54,982	27,491

Net cash used in investing activities	(92,518)	(74,368)
Cash flows from financing activities:
Proceeds from repurchase agreement	10,008	67,581
Repayment of repurchase agreement	(12,725)	(40,512)
Repayment of notes payable	(51)	(769)
Repayment of capital lease obligations	(270)	(275)
Proceeds from the exercise of stock options	7,147	7,028
Proceeds from employee stock purchase plan	—	4,797

Net cash provided by financing activities	4,109	37,850
Effect of exchange rate changes on cash and cash equivalents	2,678	311

Net (decrease) increase in cash and cash equivalents	(27,401)	21,914
Cash and cash equivalents, beginning of period	118,157	67,470

Cash and cash equivalents, end of period	$90,756	$89,384

Supplemental disclosures of consolidated cash flow information:
Cash paid for interest	$115	$44

Cash paid for income taxes	$12,236	$4,542

Supplemental schedule of non-cash investing and financing activities:
Unrealized loss on available-for-sale securities	$(890)	$(691)

See Note 3 for details of assets acquired and liabilities assumed in purchase transactions.

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$5,964	$30,941	$25,670	$33,956
Other comprehensive income (loss):
Unrealized (loss) gain on available-for-sale securities, net of tax	(502)	1,057	(890)	(691)

Comprehensive income	$5,462	$31,998	$24,780	$33,265

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Basis of Presentation

Quest Software, Inc., was incorporated in California and is a leading developer and vendor of application, database and infrastructure management software products. We also provide consulting, training, and support services to our customers. Our accompanying unaudited condensed consolidated financial statements as of September 30, 2005 and December 31, 2004 and for the three and the nine months ended September 30, 2005 and 2004, reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period.

Recently Issued Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP Nos. FAS 115-1 and FAS 124-1 provides a three step process for determining whether investments, including debt securities, are other than temporarily impaired. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP will be effective for reporting periods beginning after December 15, 2005. We are in the process of evaluating the impact of adopting the measurement and recognition guidance of this position but do not believe it will have a material impact on our consolidated financial position or results of operations because we have the ability and intent to hold any marketable securities with gross unrealized losses until a recovery of fair value can be realized.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), that upon implementation, will impact our net income and net income per share and change the classification of certain elements in the statement of cash flows. SFAS 123R eliminates the alternative to use the intrinsic value method of accounting under SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, and its related implementation guidance. Under APB Opinion No. 25, no compensation expense is recognized for options granted to employees where the exercise price equals the market price of the underlying stock on the date of grant. SFAS 123R will require us to measure all employee stock-based compensation awards using a fair value method and record such amounts as an expense in our statement of operations, on a prospective basis, as the underlying options vest. In April 2005, the Securities and Exchange Commission amended the effective dates for SFAS 123R to require adoption at the beginning of fiscal years beginning after June 15, 2005. We are required to adopt SFAS 123R in our first quarter of 2006, with expensing to begin January 1, 2006. See “Stock Based Compensation” in Note 2 of these “Notes to Condensed Consolidated Financial Statements” for the pro forma net income and net income per share amounts, for the three and the nine months ended September 30, 2005 and 2004, as if we had used one of the fair-value-based methods to measure compensation expense for employee stock incentive awards. We utilized the Black-Scholes option-pricing model, which is one of several methods allowed under FAS 123R. While we are still evaluating the requirements under, and effects of, SFAS 123R we expect the adoption to have a significant adverse impact on our consolidated income from operations, net income and net income per share. The provisions of this statement will not impact our total cash flow.

In December 2004, the FASB issued FSP No. FAS 109-1 (“FAS 109-1”), “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“AJCA”).” The AJCA introduced a special 9% tax deduction on qualified production activities, which is phased in through 2010. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. This provision is expected to provide a tax benefit to us from both a financial statement effective tax rate perspective and as a deduction on our tax return, which will effectively reduce the amount of taxes owed.

In December 2004, the FASB issued FSP No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. We have not currently completed our evaluation of the effects of the repatriation provision and as such the impact on our consolidated results of operations is not known. We expect to complete our evaluation of such provision by the end of the fourth quarter of 2005.

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 “Accounting for Stock Based Compensation.” This information is required to be reported as if we had accounted for our employee stock options under a fair value based method. For purposes of estimating the compensation cost of our option grants the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Had compensation cost been determined using the fair value method selected by Quest our net income would have been adjusted to the pro forma net income amounts indicated below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income:
As reported	$5,964	$30,941	$25,670	$33,956
Add: Stock-based compensation expense included in reported net income, net of related tax effects	440	361	1,201	815
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of related tax effects	(3,155)	(7,346)	(15,968)	(21,681)

Pro forma	$3,249	$23,956	$10,903	$13,090

Basic net income per share:
As reported	$0.06	$0.33	$0.26	$0.36
Pro forma	$0.03	$0.25	$0.11	$0.14
Diluted net income per share:
As reported	$0.06	$0.32	$0.26	$0.35
Pro forma	$0.03	$0.25	$0.11	$0.13

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

	Three Months Ended September 30,		Nine Months Ended September 30, (a)
	2005	2004	2005	2004
Risk-free interest rate	4.3%	3.4%	4.1%	3.6%
Expected life (in years)	6.8	5.0	6.6	5.0
Expected stock volatility	40.8%	49.0%	44.0%	50.0%
Expected dividends	None	None	None	None

(a)	Represent the weighted average of assumptions used to value the options granted during the nine months ended September 30, 2005 and 2004.

3. Acquisitions

We acquired Vintela, Inc. (“Vintela”), a leader in innovative platform integration solutions, on July 8, 2005. The acquisition expands our product portfolio of infrastructure management solutions to allow existing Microsoft products, such as Active Directory, Windows Group Policy, Systems Management Server (SMS) 2003, and Microsoft Operations Manager (MOM) 2005, to integrate with systems outside the realm of Windows, including Unix, Linux, Java and Mac systems. The purchase price for Vintela was $76.5 million, consisting of cash of $57.5 million, the assumption of Vintela stock options valued at $18.5 million using the Black-Scholes option pricing model which converted into approximately 1.4 million options to purchase shares of Quest common stock, and direct acquisition costs of $0.5 million. The intrinsic value of unvested assumed options of $4.3 million has been allocated to unearned compensation and is being recognized as non-cash compensation expense over the remainder of the vesting period. Of the cash paid for this acquisition, $10.0 million was deposited in escrow to satisfy certain indemnification obligations of the selling shareholders. Goodwill in the amount of $43.9 million and $11.0 million was assigned to the license and service segments of our business, respectively, and is not expected to be deductible for tax purposes. Goodwill allocation of 80% to licenses and 20% to services is based on both historical and projected relative contribution from licenses and services revenues. The purchase price allocation is preliminary and is subject to change based upon additional information related to the valuation of certain intangible assets. Actual results of operations of Vintela are included in our condensed consolidated financial statements from July 8, 2005.

The acquisition was accounted for as a purchase with the purchase price of $76.5 million preliminarily allocated to assets (liabilities) as follows (in thousands):

Current assets	$1,081
Fixed assets	369
Goodwill	54,870
Acquired technology with an estimated useful life of 5 years	7,530
Customer list with an estimated useful life of 7 years	1,230
Non-compete agreements with an estimated useful life of 3 years	2,550
Trademark and trade name with an estimated useful life of 5 years	2,880
In-process research and development	6,900
Deferred taxes	(2,876)
Deferred revenue	(1,689)
Other liabilities	(634)
Unearned compensation	4,260

$76,471

In connection with the Vintela acquisition, $6.9 million was allocated to in process research and development (“IPR&D”) and expensed immediately upon completion of the acquisition (as a charge not deductible for tax purposes), because the technological feasibility of products under development had not been established and no future alternative uses existed. We identified and valued three IPR&D projects. All three projects were over 75% complete at the date of acquisition and the estimated cost to complete them was $0.4 million. Two projects were directed toward the development of improvements to an existing product and the third for products that were in pre-production. The IPR&D for the improvements to the existing products represented 87% of the total value of IPR&D acquired, while the products in pre-production represented the balance of 13%. At the date of acquisition all projects were expected to be completed by the end of 2005.

The fair value of the IPR&D was determined using the income approach. Under the income approach, expected future after-tax cash flows from each of the projects or product families (projects) under development are estimated and discounted to their net present value at an appropriate risk-adjusted rate of return. Each project was analyzed to determine the technological innovations included in the project; the existence and utilization of core technology; the complexity, cost and time to complete the remaining development efforts; the existence of any alternative future use or current technological feasibility; and the stage of completion in development. Future cash flows for each project were estimated based on forecasted revenues and costs, taking into account the expected life cycles of the products and the underlying technology, relevant market sizes and industry trends. Future cash flows from the acquired projects were expected to commence at various dates within six to twelve months of acquisition. The estimated future cash flows for each were discounted to approximate fair value. Discount rates, ranging from 15% to 18% for developed technology and IPR&D, were derived from a weighted average cost of capital analysis, adjusted upward to reflect additional risks inherent in the development process, including the probability of achieving technological success and market acceptance. The IPR&D charge includes the fair value of the portion of IPR&D completed as of the date of acquisition.

We acquired Imceda Software, Inc. (“Imceda”), a leader in database administration products for SQL Server databases, on May 20, 2005. The acquisition expands our product portfolio to include backup and recovery solutions and enables us to offer one of the most comprehensive product sets for the growing SQL Server database market. The purchase price for Imceda was $63.7 million, consisting of $46.5 million in cash, 942,855 shares of Quest common stock valued at $12.4 million, the assumption of Imceda stock options valued at $4.0 million using the Black-Scholes option pricing model which converted into approximately 325,000 options to purchase shares of Quest common stock, and direct acquisition costs of $0.8 million. The intrinsic value of unvested assumed options of $1.4 million was allocated to unearned compensation and is being recognized as non-cash compensation expense over the remainder of the vesting period. All of the stock consideration, together with $52,000 in cash, was deposited in escrow to satisfy certain indemnification obligations of the selling shareholders. Goodwill in the amount of $36.2 million and $9.1 million was assigned to the license and service segments, respectively, of our business and is not expected to be deductible for tax purposes. Goodwill allocation of 80% to licenses and 20% to services is based on both historical and projected relative contribution from licenses and services revenues. Actual results of operations of Imceda are included in our condensed consolidated financial statements from May 20, 2005.

In connection with the acquisition of Imceda, we formulated a reorganization plan. As a result of the reorganization plan, we recognized approximately $0.8 million as liabilities resulting from the purchase business combination representing a) involuntary employee termination benefits for affected Imceda employees, and b) lease cancellation penalties relating to the termination of certain office leases. These liabilities were included in the allocation of the purchase price in accordance with EITF Issue No 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Execution of the reorganization plan is in its early stages and adjustments to the liability may be forthcoming. Any modifications to the plan within one year following the date of acquisition may result in adjustments to goodwill. The unpaid balance of this plan was $0.4 million as of September 30, 2005.

The acquisition was accounted for as a purchase with the purchase price of $63.7 million allocated to assets (liabilities) as follows (in thousands):

Current assets	$3,288
Fixed assets	368
Other non-current assets	101
Goodwill	45,260
Acquired technology with an estimated useful life of 5 years	11,400
Customer list with an estimated useful life of 7 years	7,600
Maintenance contracts with an estimated useful life of 6 years	970
Non-compete agreements with an estimated useful life of 3 years	2,300
Trademark with an estimated useful life of 5 years	970
Deferred taxes	(6,246)
Deferred revenue	(1,811)
Other liabilities	(1,961)
Unearned compensation	1,418

$63,657

We acquired Wingra Technologies, LLC (“Wingra”), a provider of messaging integration and migration solutions, on January 18, 2005. The purchase price for the transaction, consisting primarily of cash, totaled $13.1 million, and was preliminarily allocated as follows: $8.0 million to goodwill, $3.4 million to purchased technology, $1.1 million to in-process research and development (expensed immediately upon completion of the acquisition), $0.6 million to other purchased intangibles, $1.0 million to total assets acquired and $(1.0) million to total liabilities assumed. Goodwill is expected to be deductible for tax purposes and was assigned to our business segments as follows: $6.4 million to the licenses segment and $1.6 million to the services segment. Of the cash paid for this acquisition, $1.3 million was deposited in escrow to satisfy certain indemnification obligations of the selling unit holders. Actual results of operations of Wingra are included in our condensed consolidated financial statements from January 18, 2005, the effective date of this acquisition.

The pro forma effects of all acquisitions in 2005 would not have been material to our results of operations for fiscal 2005 or 2004 and therefore were not included in the pro forma table below.

On March 17, 2004, we acquired Aelita Software Corporation (“Aelita”), a leading provider of systems management solutions for Microsoft Active Directory and Microsoft Exchange products. The acquisition expands our product portfolio of solutions to simplify, automate and secure increasingly complex Microsoft infrastructures. The purchase price for Aelita was $117.3 million, consisting of $102.0 million in cash, the assumption of Aelita stock options valued at $13.4 million using the Black-Scholes option pricing model and direct acquisition costs of $1.9 million. The intrinsic value of unvested stock options of $4.0 million was allocated to unearned compensation and is being recognized as a non-cash compensation expense over the remaining vesting period. Of the cash paid for this acquisition, $15.8 million was deposited in escrow to satisfy certain indemnification obligations of the selling shareholders. The escrow period expired on September 17, 2005, whereupon $15.7 million of escrowed funds (net of pending escrow claims, which remain outstanding) were disbursed to former stockholders of Aelita. In-process research and development of $6.7 million was expensed immediately upon completion of the acquisition. Goodwill in the amount of $67.4 million and $19.0 million was assigned to the license and service segments, respectively, of our business and is not expected to be deductible for tax purposes. Goodwill allocation of 78% to licenses and 22% to services is based on both historical and projected relative contribution from licenses and services revenues.

In connection with our acquisition of Aelita, the merger agreement required certain payments to the former stockholders of Aelita in respect of assumed Aelita options that were prematurely forfeited within eighteen months of the acquisition date. In September 2005 we settled this obligation by paying $0.5 million to the former stockholders, all of which was considered additional purchase price and was adjusted for in the first quarter of 2005 as an increase to goodwill.

Actual results of operations of Aelita are included in our condensed consolidated financial statements from March 17, 2004, the effective date of this acquisition. The unaudited financial information in the table below summarizes the combined results of operations of Quest and Aelita, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented, and combines the historical results for Quest for the nine months ended September 30, 2004 and Aelita’s historical results for the period from January 1, 2004 to March 17, 2004. The pro forma financial information includes amortization of identified intangibles and unearned compensation charges of $1.6 million and $0.4 million, respectively, that we would have recognized had the Aelita acquisition closed on January 1, 2004. The pro forma data is presented for informational purposes only and we believe is not indicative of the results of future operations nor of the actual results that would have been achieved had the acquisition taken place at the beginning of the period presented (in thousands, except per share data):

Pro Forma:	Nine Months Ended September 30, 2004
Revenues	$277,959
Net income	$29,747
Net income per share:
Basic	$0.32
Diluted	$0.30

4. Goodwill and Amortizing Intangible Assets

Amortizing intangible assets are comprised of the following (in thousands):

	September 30, 2005				December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
Acquired technology	$88,189	$(42,847)	$45,342	5.3	$65,809	$(35,089)	$30,720	5.4
Customer relationships	21,381	(10,194)	11,187	5.1	11,911	(7,424)	4,487	2.6
Maintenance contracts	3,970	(1,006)	2,964	5.1	3,000	(482)	2,518	4.9
Non-compete agreements	10,175	(3,871)	6,304	3.4	5,325	(2,832)	2,493	3.2
Trademarks and trade names	5,900	(1,489)	4,411	4.7	2,050	(864)	1,186	4.1

	$129,615	$(59,407)	$70,208		$88,095	$(46,691)	$41,404

Amortization expense for amortizing intangible assets was $5.3 million and $12.7 million for the three and nine months ended September 30, 2005, respectively. This compares to $3.8 million and $9.8 million for the three and nine months ended September 30, 2004, respectively. Estimated annual amortization expense related to amortizing intangible assets by fiscal year is as follows:

Estimated Annual Amortization Expense
2005 (remaining quarter)	$5,325
2006	18,926
2007	17,402
2008	14,545
2009	8,587
2010 and thereafter	5,423

$70,208

All intangible assets will be fully amortized by the end of 2012.

The changes in the carrying amount of goodwill by reportable operating segment for the nine months ended September 30, 2005 are as follows (in thousands):

	Licenses	Services	Total
Balance as of December 31, 2004	$248,236	$75,667	$323,903
Adjustment to Aelita purchase price	405	114	519
Wingra acquisition and other	6,334	1,583	7,917

Balance as of March 31, 2005	254,975	77,364	332,339
Imceda acquisition and other	37,768	9,441	47,209

Balance as of June 30, 2005	292,743	86,805	379,548
Vintela acquisition	43,896	10,974	54,870
Adjustment to Imceda preliminary purchase price allocation (1)	(1,555)	(389)	(1,944)
Tax related adjustments (2)	(3,118)	(786)	(3,904)

Balance as of September 30, 2005	$331,966	$96,604	$428,570

(1)	We completed our intangible asset valuation in the three months ended September 30, 2005, resulting in adjustments to the preliminary purchase price allocation.
(2)	We reduced goodwill by $3.9 million for tax benefits associated with assumed vested stock options from various acquisitions that have been exercised post acquisition.

5. Obligation Under Repurchase Agreement

We entered into a repurchase agreement in March 2004, utilizing $67.6 million of our investment securities as collateral. The cash proceeds of this transaction were used to provide funding for our acquisition of Aelita and our purchase of a new office facility. Our remaining obligation under this agreement of $12.7 million was paid in full in February 2005. In July 2005 we entered into another repurchase agreement utilizing $10.4 million of our investment securities as collateral, bearing interest at 3.90% and maturing in December 2005. At maturity management may determine, based upon prevailing market interest rates and current funding requirements, to extend the maturity in increments of 30, 60 or 90 days. The cash proceeds of this transaction were used to provide funding for our acquisition of Vintela. Our remaining obligation under this agreement was $10.1 million as of September 30, 2005.

6. Income Tax Provision

The effective income tax rate for the three and nine months ended September 30, 2005 was approximately 58% and 41%, respectively, compared to 31% and 36% in the comparable periods of 2004. The increase in 2005 was primarily due to a permanent difference between GAAP pre-tax income and taxable income as a result of the $6.9 million non-deductible write-off of Vintela’s in-process research and development. Excluding the prospective tax rate impact of our repatriation efforts, which we expect to be concluded in the fourth quarter of 2005, we expect an effective tax rate of approximately 39% for the full year of 2005.

7. Other Income (Expense), Net

Other income (expense), net consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income	$1,352	$1,745	$5,007	$5,525
Interest expense	(124)	(221)	(223)	(501)
Foreign currency (loss) gain, net	(252)	1,559	(4,706)	(1,313)
Other expense, net	(662)	(360)	(1,796)	(827)

Total other income (expense), net	$314	$2,723	$(1,718)	$2,884

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

The table below sets forth the reconciliation of the denominator of the earnings per share calculation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Shares used in computing basic net income per share	98,217	94,737	97,082	94,306
Dilutive effect of stock options (a)	3,407	1,871	3,072	3,385

Shares used in computing diluted net income per share	101,624	96,608	100,154	97,691

(a)	Options to purchase 8.5 million and 16.3 million shares of common stock during the three months ended September 30, 2005 and 2004, respectively, and 8.8 million and 7.9 million shares of common stock during the nine months ended September 30, 2005 and 2004, respectively, were outstanding but were not included in the computation of net income per share as inclusion would have been anti-dilutive.

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

Reportable segment data for the three and nine months ended September 30, 2005 and 2004, respectively, is as follows (in thousands):

	Licenses	Services	Total
Three months ended September 30, 2005
Revenues	$65,515	$55,761	$121,276
Cost of Revenues	4,234	9,483	13,717

Gross profit	$61,281	$46,278	$107,559

Three months ended September 30, 2004
Revenues	$53,539	$43,200	$96,739
Cost of Revenues	3,033	7,973	11,006

Gross profit	$50,506	$35,227	$85,733

Nine months ended September 30, 2005
Revenues	$174,845	$156,905	$331,750
Cost of Revenues	11,071	26,844	37,915

Gross profit	$163,774	$130,061	$293,835

Nine months ended September 30, 2004
Revenues	$151,762	$119,651	$271,413
Cost of Revenues	8,815	21,739	30,554

Gross profit	$142,947	$97,912	$240,859

Revenues are attributed to geographic areas based on the location of the entity to which the products or services were delivered. Revenues and long-lived assets concerning principal geographic areas in which we operate are as follows (in thousands):

	United States	United Kingdom	Other International (b)	Total
Three months ended September 30, 2005:
Revenues	$78,915	$14,686	$27,675	$121,276
Long-lived assets (a)	$164,521	$2,122	$6,451	$173,094
Three months ended September 30, 2004:
Revenues	$64,193	$12,206	$20,340	$96,739
Long-lived assets (a)	$174,614	$1,633	$3,812	$180,059
Nine months ended September 30, 2005:
Revenues	$209,669	$42,786	$79,295	$331,750
Long-lived assets (a)	$164,521	$2,122	$6,451	$173,094
Nine months ended September 30, 2004:
Revenues	$180,261	$34,248	$56,904	$271,413
Long-lived assets (a)	$174,614	$1,633	$3,812	$180,059

(a)	Excludes deferred taxes, goodwill and amortizing intangible assets, net.

(b)	No single country within Other International accounts for greater than 7% of revenues.

10. Commitments and Contingencies

In March 2005, we settled our litigation with Computer Associates International, Inc. (“CA”). Pursuant to our Settlement Agreement with CA, we paid a settlement fee of $16.0 million and entered into a non-exclusive license agreement under which we will pay royalty payments to CA based on revenues from certain Quest Central products. Payment of the settlement fee was fully accrued in fiscal 2004 and, as a result, did not impact our operating results for the three or nine months ended September 30, 2005. We have resumed the marketing and licensing of our Quest Central for DB2 products and providing full support for this solution to our customers.

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

In the normal course of our business, we enter into certain types of agreements that require us to indemnify or guarantee the obligations of other parties. These commitments include (i) intellectual property indemnities to licensees of our software products, (ii) indemnities to certain lessors under office space leases for certain claims arising from our use or occupancy of the related premises, or for the obligations of our subsidiaries under leasing arrangements, (iii) indemnities to customers, vendors and service providers for claims based on negligence or willful misconduct of our employees and agents, (iv) indemnities to our directors and officers to the maximum extent permitted under applicable law, and (v) letters of credit and similar obligations as a form of credit support for our international subsidiaries and certain resellers. The terms and duration of these commitments varies and, in some cases, may be indefinite, and certain of these commitments do not limit the maximum amount of future payments we could become obligated to make thereunder; accordingly, our actual aggregate maximum exposure related to these types of commitments cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for obligations of this nature, and no liabilities have been recorded for these obligations in our financial statements included in this report, as the estimated fair value of these obligations as of September 30, 2005 was considered nominal.

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

Jerry Murdock, a director of Quest Software, is a Managing Director and the co-founder of Insight Venture Partners and an investor in the Insight Funds. Vincent Smith, Quest’s Chairman of the Board and CEO, and Raymond Lane and Paul Sallaberry, directors of Quest Software, are passive limited partners in Insight Funds and, as a result, have interests in the Aelita transaction and the Imceda transaction which are considered to be immaterial to them.

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

Overview and Business Model

Quest Software designs, develops, sells, services and supports software products that improve the performance and productivity of our customers’ packaged and custom software applications and associated software infrastructure components, including databases, application servers and operating systems. Quest fits generally into a category of software companies referred to as “Independent Software Vendors,” or “ISVs,” which are companies whose products support other vendors’ software or hardware products. We both internally develop and acquire our products. Our major product areas are Database Management, Infrastructure Management, and Application Management.

Our revenue consists primarily of software license fees and maintenance fees from customers. Our software licensing model is primarily based on perpetual license fees, and our license fees are typically calculated either on a per-server basis or a per seat basis, depending on the product. Maintenance contracts entitle a customer to technical support via telephone and the internet and unspecified maintenance releases, updates and enhancements. First-year maintenance contracts are typically sold with the related software license and renewed on an annual basis thereafter at the customer’s option. Annual maintenance renewal fees are priced as a percentage of the net initial purchase fee of a perpetual license and first year maintenance. Maintenance revenue is based on vendor-specific objective evidence of fair value and amortized over the term of the maintenance contract, typically 12 months. We also provide consulting and training services, which relate to installation of our products and do not include significant customization to or development of the underlying software code. Consulting and training service revenues are recognized as the services are performed and represent approximately 13% of total services revenues for the three and nine months ended September 30, 2005, respectively.

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

Special Considerations in Reviewing our Results of Operations

In September 2004, we sold our Vista Plus output management product line and related assets and certain customer support obligations to Open Text Corporation. The Vista Plus output management product line generated approximately $3.4 million and $10.6 million in total revenues during the three and nine months ended September 30, 2004, respectively, the majority of which was maintenance revenue. The gain resulting from the sale of $29.6 million was included in our income from operations.

We acquired Imceda Software, Inc. (“Imceda”), a leader in database administration products for SQL Server databases, on May 20, 2005. The acquisition expands our product portfolio to include backup and recovery solutions and enables us to offer one of the most comprehensive product sets for the growing SQL Server database market. Revenues from this acquisition contributed approximately $3.6 million and $6.3 million to our overall growth in total revenues in the three and nine months ended September 30, 2005, respectively. Results of operations from Imceda are included in our consolidated statements of operations from the date of acquisition.

We acquired Vintela, Inc. (“Vintela”), a leader in innovative platform integration solutions, on July 8, 2005. The acquisition expands our product portfolio of infrastructure management solutions to allow existing Microsoft products, such as Active Directory, Windows Group Policy, Systems Management Server (SMS) 2003, and Microsoft Operations Manager (MOM) 2005, to integrate with systems outside the realm of Windows, including Unix, Linux, Java and Mac systems. Revenues from this acquisition contributed approximately $2.4 million to our overall growth in total revenues in the three and nine months ended September 30, 2005. Results of operations from Vintela are included in our consolidated statements of operations from the date of acquisition.

Subsequent to the filing of our Current Report on Form 8-K relating to the announcement of our operating results for the period ended September 30, 2005, we identified a re-classification of a deferred tax liability related to identified intangible assets arising from the Vintela acquisition. The deferred tax liability was recorded as current and, as such, reduced the current deferred tax asset on the balance sheet, but should have been classified as a long term deferred tax liability. The net effect of this re-classification on our September 30, 2005 balance sheet included in this report increases total current assets and total assets by $5.7 million and increases total long term liabilities by $5.7 million, as compared to the corresponding amounts reflected in the Current Report. There was no income statement or cash flow impact from this adjustment.

Under the new accounting rules for stock-based compensation, we will begin to expense outstanding unvested and newly granted stock options in January of 2006. This will substantially increase our stock-based compensation expense, a non-cash expense, and will substantially reduce our operating margins.

Results of Operations

Except as otherwise indicated, the following are percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Licenses	54.0%	55.3%	52.7%	55.9%
Services	46.0	44.7	47.3	44.1

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Licenses	0.9	0.8	1.0	1.0
Services	7.8	8.2	8.1	8.0
Amortization of purchased technology	2.5	2.3	2.3	2.2

Total cost of revenues	11.2	11.3	11.4	11.2

Gross profit	88.8	88.7	88.6	88.8
Operating expenses:
Sales and marketing	42.1	44.3	42.2	44.3
Research and development	18.3	20.5	19.3	21.5
General and administrative	9.5	9.2	9.6	9.5
Amortization of other purchased intangible assets	1.8	1.6	1.5	1.4
In-process research and development	5.7	—	2.4	2.6
Litigation loss provision	—	—	—	1.8

Total operating expenses	77.4	75.6	75.0	81.1
Gain on sale of Vista Plus product suite	—	30.6	—	10.9

Income from operations	11.4	43.7	13.6	18.6
Other income (expense), net	0.3	2.8	(0.5)	1.1

Income before income taxes	11.7	46.5	13.1	19.7
Income tax provision	6.7	14.4	5.4	7.1

Net income	5.0%	32.1%	7.7%	12.6%

As a percentage of related revenues:
Cost of licenses	1.8%	1.4%	1.9%	1.9%
Cost of services	17.0%	18.5%	17.1%	18.2%

Comparison of Three Months Ended September 30, 2005 and 2004

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended September 30,		Increase
	2005	2004	Dollars	Percentage
Revenues:
Licenses
North America	$43,561	$35,696	$7,865	22.0%
Rest of World	21,954	17,843	4,111	23.0%

Total license revenues	65,515	53,539	11,976	22.4%

Services
North America	39,307	32,078	$7,229	22.5%
Rest of World	16,454	11,122	5,332	47.9%

Total service revenues	55,761	43,200	12,561	29.1%

Total revenues	$121,276	$96,739	$24,537	25.4%

Licenses Revenues — Growth in license revenues derived primarily from an increase in software license sales within our Infrastructure Management and Database Management product lines. Imceda (acquired in May 2005), which is part of our Database Management product line, and Vintela (acquired in July 2005), which is part of our Infrastructure Management product line, contributed approximately $2.7 million and $2.0 million in license revenues, respectively, during the quarter ended September 30, 2005. License revenues from the database development products in our Database Management product line increased by approximately 40% over the prior year, while license revenues from our Infrastructure Management product line increased by approximately 26%.

Services Revenues —Growth in service revenues, from a product perspective, was broadly distributed across all product categories. We continue to see growth in maintenance revenues from renewals of annual maintenance agreements. Revenues from post-sales consulting and training increased by $1.6 million, or 29%, but remained flat as a percentage of total service revenues at 13%. North American operating results for the third quarter of 2004 included approximately $2.4 million in service revenues from our Vista Plus output management product line, which was sold in September 2004. Excluding the Vista Plus service revenues from our 2004 results, our North American service revenues increased by approximately 32% in the third quarter of 2005.

As our software maintenance customer base grows, our maintenance renewal rate has a larger influence on the growth rate of software maintenance revenues. Therefore, the growth rate of software maintenance revenues does not necessarily correlate directly to the growth rate of new software license revenues in a given period. The primary determinant of changes in our software maintenance revenue profile is the rate at which our customers renew their annual maintenance agreements. If our maintenance renewal rates were to decline materially, our maintenance revenues and total revenues would likely decline materially as well. Although we do not currently expect our maintenance renewal rates to deteriorate, there can be no assurance they will not.

Cost of Revenues

Total cost of revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended September 30,		Increase
	2005	2004	Dollars	Percentage
Cost of revenues:
Licenses	$1,151	$764	$387	50.7%
Services	9,483	7,973	1,510	18.9%
Amortization of purchased technology	3,083	2,269	814	35.9%

Total cost of revenues	$13,717	$11,006	$2,711	24.6%

Cost of Licenses — Cost of licenses primarily consists of third-party software royalties, product packaging, documentation, duplication, delivery and personnel costs. Cost of licenses as a percentage of license revenues was 1.8% in 2005 and 1.4% in 2004.

Cost of Services — Cost of services primarily consists of personnel, outside consultants, facilities and systems costs used in providing support, consulting and training services. Personnel related costs, such as labor, bonuses, vacation and payroll taxes, increased by approximately $1.1 million, primarily as a result of an increase in headcount. Cost of services as a percentage of service revenues was 17.0% in the three months ended September 30, 2005, compared to 18.5% in the comparable period of 2004.

Amortization of Purchased Technology — Amortization of purchased technology includes amortization of the fair value of acquired technology associated with acquisitions made since 2001. The amount amortized during the third quarter increased primarily as a result of our recent acquisitions of Imceda and Vintela. We expect amortization of purchased technology to be at least $3.1 million in the fourth quarter of 2005.

Operating Expenses

Total operating expenses and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended September 30,		Increase
	2005	2004	Dollars	Percentage
Operating expenses:
Sales and marketing	$51,002	$42,876	$8,126	19.0%
Research and development	22,220	19,868	2,352	11.8%
General and administrative	11,486	8,876	2,610	29.4%
Amortization of other purchased intangible assets	2,183	1,568	615	39.2%
In-process research and development	6,900	—	6,900	—%

Total operating expenses	$93,791	$73,188	$20,603	28.2%

Sales and Marketing — Sales and marketing expenses consist primarily of the following types of costs related to our sales and marketing activities: compensation and benefits for personnel; sales commissions; facilities and information systems (“IS”); trade shows; travel and entertainment; and various discretionary marketing programs. Sales and marketing expenses increased 19.0% during the three months ended September 30, 2005 as compared to the same period in 2004, primarily due to compensation and related benefits associated with headcount growth and higher incentive compensation. Personnel related costs, such as labor, commissions, bonuses, vacation, travel and payroll taxes, increased approximately $7.1 million, of which Imceda and Vintela contributed approximately $1.9 million. In addition, marketing communications, programs, conferences, and trade show expenses increased by approximately $0.9 million. A portion of the overall increase was offset by a reduction of approximately $0.9 million to depreciation expense related to our sales force automation system, implemented in 2001 and fully depreciated by the end of the third quarter in 2004. Sales and marketing expenses as a percentage of total revenues were 42.1% and 44.3% in the three months ended September 30, 2005 and 2004, respectively.

Research and Development — Research and development expenses consist primarily of compensation and benefit costs for software developers, software product managers, quality assurance and technical documentation personnel, associated facilities and IS costs and payments made to outside software development consultants in connection with our ongoing efforts to enhance our core technologies and develop additional products. Research and development expenses as a percentage of total revenues were 18.3% and 20.5% for the three months ended September 30, 2005 and 2004, respectively. Imceda and Vintela contributed approximately $2.0 million to total research and development expenses in the 2005 period.

General and Administrative — General and administrative expenses consist primarily of compensation and benefit costs for our executive, finance, legal, administrative and IS personnel, professional fees for audit, tax and legal services, and associated facilities and IS costs. Compensation and benefit costs, such as labor, bonuses, temporary labor and payroll taxes, increased approximately $1.6 million, primarily as a result of increased headcount. Accounting and tax fees related to our ongoing Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”) compliance efforts also contributed approximately $0.3 million to the overall increase in general and administrative expenses. General and administrative expenses as a percentage of total revenues were 9.5% and 9.2% for the three months ended September 30, 2005 and 2004, respectively.

Amortization of Other Purchased Intangible Assets — Amortization of other purchased intangible assets includes the amortization of customer lists, trademarks, non-compete agreements and maintenance contracts associated with acquisitions. The amount amortized during the third quarter increased primarily as a result of our recent acquisitions of Imceda and Vintela. We expect amortization of other purchased intangible assets to be at least $2.2 million for the fourth quarter of 2005.

In-Process Research and Development — In-process research and development expenses relate to in-process technology acquired from our acquisition of Vintela in July 2005. These costs were charged to operations as the technologies had not reached technological feasibility and did not have alternative future uses at the date of acquisition.

Other Income (Expense), Net

Other income (expense), net includes interest income on our investment portfolio, and gains and losses from foreign exchange fluctuations, as well as gains or losses on other financial assets. Other income (expense), net decreased from $2.7 million in the third quarter of 2004 to $0.3 million in the comparable period of 2005. Other income (expense), net was negatively impacted by foreign currency fluctuations, which generated a $1.6 million gain in the third quarter of 2004 as compared to a $0.3 million loss in the current quarter. Our net interest income was $1.4 million in the three months ended September 30, 2005 and $1.7 million in the comparable period of 2004.

Income Tax Provision

The income tax provision decreased to $8.1 million in the third quarter of 2005 from $13.9 million in the comparable period of 2004, representing a decrease of $5.8 million or 42%. The effective income tax rate for the three months ended September 30, 2005 was approximately 58% compared to 31% in the comparable period of 2004. The increase in the tax rate in the third quarter of 2005 was primarily due to a permanent difference between GAAP pre-tax income and taxable income as a result of the $6.9 million non-deductible write-off of Vintela’s in-process research and development. Excluding the prospective tax rate impact of our repatriation efforts, which we expect to be concluded in the fourth quarter of 2005, we expect an effective tax rate of approximately 39% for the full year of 2005.

Comparison of Nine Months Ended September 30, 2005 and 2004

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Nine Months Ended September 30,		Increase
	2005	2004	Dollars	Percentage
Revenues:
Licenses
North America	$111,289	$102,814	$8,475	8.2%
Rest of World	63,556	48,948	14,608	29.8%

Total license revenues	174,845	151,762	23,083	15.2%

Services
North America	110,491	88,985	21,506	24.2%
Rest of World	46,414	30,666	15,748	51.4%

Total service revenues	156,905	119,651	37,254	31.1%

Total revenues	$331,750	$271,413	$60,337	22.2%

Licenses Revenues — Growth in license revenues is primarily a result of increased software license sales within our Infrastructure Management product line, which increased by approximately 38% from the nine months of 2004 to the comparable period in 2005. Our database development products in our Database Management product line also contributed to growth in license revenues, increasing by 40% over the prior year. In addition Imceda (acquired in May 2005), which is part of our Database Management product line, and Vintela (acquired in July 2005), which is part of our Infrastructure Management product line, contributed $5.0 million and $2.0 million to growth in license revenues, respectively.

Services Revenues — Three factors were the primary contributors to our 31% growth in service revenues. First, due to substantial growth in software license sales of our Infrastructure Management products, service revenues related to this product line increased by approximately $16.9 million. Second, maintenance revenues from renewals of annual maintenance agreements have continued to grow. Third, revenues from post-sales consulting and training increased $6.8 million or 49%. Post-sales consulting and training as a percentage of total service revenues represented 13% and 12% in the nine months ended September 30, 2005 and 2004, respectively. Our North American operating results for the first three quarters of 2004 included approximately $7.3 million in services revenues from our Vista Plus output management product line, which we sold in September 2004. Excluding the Vista Plus service revenues from our 2004 results, our North American service revenues increased by 35%.

Cost of Revenues

Total cost of revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Nine Months Ended September 30,		Increase
	2005	2004	Dollars	Percentage
Cost of revenues:
Licenses	$3,311	$2,835	$476	16.8%
Services	26,844	21,739	5,105	23.5%
Amortization of purchased technology	7,760	5,980	1,780	29.8%

Total cost of revenues	$37,915	$30,554	$7,361	24.1%

Cost of Licenses — Cost of licenses as a percentage of license revenues was 1.9% for the nine months ended September 30, 2005 and 2004.

Cost of Services — Personnel related costs increased by approximately $3.7 million, primarily due to significant growth in headcount. Fees paid to outside professional services consultants in support of product deployments increased by $0.4 million in the nine months ended September 30, 2005 over the comparable period in 2004. Cost of services as a percentage of service revenues was 17.1% and 18.2% in the nine months ended September 30, 2005 and 2004, respectively.

Amortization of Purchased Technology — Amortization of purchased technology includes amortization of the fair value of acquired technology associated with acquisitions made since 2001. The amount amortized during the nine months ended September 30, 2005 increased primarily as a result of our recent acquisitions of Imceda and Vintela.

Operating Expenses

Total operating expenses and year-over-year changes are as follows (in thousands, except for percentages):

	Nine Months Ended June,		Increase/(Decrease)
	2005	2004	Dollars	Percentage
Operating expenses:
Sales and marketing	$140,029	$120,193	$19,836	16.5%
Research and development	63,980	58,381	5,599	9.6%
General and administrative	31,751	25,661	6,090	23.7%
Amortization of other purchased intangible assets	4,957	3,861	1,096	28.4%
In-process research and development	7,950	6,980	970	13.9%
Litigation loss provision	—	5,000	(5,000)	(100.0)%

Total operating expenses	$248,667	$220,076	$28,591	13.0%

Sales and Marketing — Personnel related costs, such as labor, commissions, bonuses, vacation, travel, reward programs and payroll taxes, increased approximately $17.7 million. The increase to personnel related expense is primarily due to significant growth in headcount, including the additional headcount from the acquisitions of Aelita at the end of March 2004, Imceda in May 2005 and Vintela in July 2005. Marketing communications, programs, conferences, and road/trade show expenses increased by approximately $2.0 million. A portion of the overall increase was offset by a reduction of approximately $2.6 million to depreciation expense related to our sales force automation system, implemented in 2001 and fully depreciated by the end of the third quarter in 2004. Sales and marketing expenses as a percentage of total revenues were 42.2% and 44.3% in 2005 and 2004, respectively.

Research and Development — Personnel related costs, such as labor, commissions, bonuses, vacation, travel, reward programs and payroll taxes, increased approximately $4.0 million. The increase is primarily a result of growth in headcount, including the additional headcount from the acquisitions of Aelita at the end of March 2004, Imceda and Vintela, as well as annual raises. Research and development expenses as a percentage of total revenues were 19.3% and 21.5% for the nine months ended September 30, 2005 and 2004, respectively.

General and Administrative — Compensation and benefit costs, such as labor, bonuses, temporary labor and payroll taxes, increased approximately $4.4 million. The increase to personnel related expense is primarily due to significant growth in headcount. Higher accounting and tax fees related to our ongoing SOX 404 compliance efforts also contributed approximately $1.1 million to the 23.7% increase in general and administrative expenses. Consulting fees for matters unrelated to SOX 404, increased by approximately $0.6 million. Legal costs decreased by approximately $1.3 million as a result of the settlement or dismissal of litigation matters early in the first quarter of 2005. General and administrative expenses as a percentage of total revenues were 9.6% and 9.5% for the nine months ended September 30, 2005 and 2004, respectively.

Amortization of Other Purchased Intangible Assets — Amortization of other purchased intangible assets includes the amortization of customer lists, trademarks, non-compete agreements and maintenance contracts associated with acquisitions. The amount amortized during the nine months ended September 30, 2005 increased primarily as a result of our recent acquisitions of Imceda and Vintela.

In-Process Research and Development — In-process research and development expenses relate to in-process technology acquired from Wingra Technologies, LLC in January 2005, our acquisition of Vintela in July 2005 and our acquisitions of Aelita and Lecco in March and April of 2004, respectively. These costs were charged to operations as the technologies had not reached technological feasibility and did not have alternative future uses at the date of acquisition.

Other Income (Expense), Net

Interest income was $5.0 million and $5.5 million in the nine months ended September 30, 2005 and 2004, respectively. Foreign currency losses were $4.7 million and $1.3 million in 2005 and 2004, respectively. Foreign currency losses were predominantly attributable to translation losses on net monetary assets, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound. The foreign currency translation adjustments to these balance sheet items are calculated by comparing the currency spot rates at the end of a quarter to the spot rates at the end of the previous quarter. On this basis the U.S. Dollar has strengthened against the Euro and the British Pound during the first nine months of 2005. Other income (expense), net includes several other components, of which the majority relates to costs incurred with operating and maintaining our corporate aircraft.

Income Tax Provision

The income tax provision decreased to $17.8 million in the nine months ended September 30, 2005 from $19.3 million in the comparable period of 2004, representing a decrease of $1.5 million or 8%. The effective income tax rate for the nine months ended September 30, 2005 was approximately 41% compared to 36% in the comparable period of 2004. The increase in the tax rate for the nine months of 2005 was primarily due to a permanent difference between GAAP pre-tax income and taxable income as a result of the $6.9 million non-deductible write-off of Vintela’s in-process research and development. Excluding the prospective tax rate impact of our repatriation efforts, which we expect to be concluded in the fourth quarter of 2005, we expect an effective tax rate of approximately 39% for the full year of 2005.

Liquidity and Capital Resources

Year-over-year changes in the principal components of our liquidity and capital resources are as follows (in thousands, except for percentages):

	Nine Months Ended September 30,
	2005	2004	% Change
Cash and cash equivalents and short-term marketable securities	$125,554	$134,049	(6.3)%
Long-term government and government agency securities	88,492	163,527	(45.9)%

Total cash, cash equivalents and securities investments	$214,046	$297,576	(28.1)%

Net cash provided by operating activities	$58,330	$58,121	0.4%
Net cash used in investing activities	$(92,518)	$(74,368)	24.4%
Net cash provided by financing activities	$4,109	$37,850	(89.1)%

Operating Activities

Our primary source of operating cash flows is cash collections from our customers following their purchase of new software licenses, maintenance and support and post-sale consulting and training. Our primary use of cash from operating activities is for compensation and personnel-related expenditures.

During the nine months ended September 30, 2005 and 2004 our net cash provided by operating activities was primarily derived from (i) the positive net income generated from our operations; (ii) changes in our working capital; (iii) and the add-back of depreciation and amortization costs, in-process research and development costs, and in 2004 the litigation loss provision, which all represent non-cash expenses.

Working capital changes in the 2005 period were mostly driven by an increase in deferred revenue, which primarily consists of maintenance and support, and to strong cash collections on accounts receivable. Improved collections resulted in a $10.5 million net reduction in accounts receivable over the nine months ended September 30, 2005. This compares to a $6.1 million net increase in accounts receivable during the comparable period of 2004. The substantial inflow of cash from increased deferred revenue and accounts receivable collections was partially offset by lower cash generation as a result of a $16.0 million cash payment made to settle our Computer Associates International, Inc. (CA) litigation.

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

Cash used in investing activities in the nine months ended September 30, 2005 consists of $115.3 million net cash paid for acquisitions and $34.2 million in capital expenditures, partially offset by $55.0 million of cash received primarily from the sale of investments in marketable securities, and $2.0 million from escrow related to the sale of our Vista Plus product suite. Capital expenditures included $25.4 million in cash to complete the purchase of a second building in Aliso Viejo, California and related infrastructure improvements. We expect the relocation of our remaining Irvine operations to this new building to be completed by the end of 2005 and anticipate additional costs of improvements to be approximately $3.0 million. Cash used in investing activities in the nine months ended September 30, 2004, consisted of $96.4 million net cash paid for acquisitions, $28.0 million in capital expenditures, which included the purchase of our first headquarters building in Aliso Viejo, California, partially offset by $27.5 million cash received from investments in marketable securities and $22.5 million from the sale of our Vista Plus product suite.

Financing Activities

Cash provided by financing activities in the nine months ended September 30, 2005 consists of $10.0 million in cash received from our repurchase agreement in July 2005 and $7.1 million in proceeds from issuance of our common stock under employee stock option plans. Our primary use of cash in financing activities was for repayment of our remaining obligation under our repurchase agreement entered into during fiscal 2004. We entered into this repurchase agreement in March 2004 with the $67.6 million in cash proceeds used to provide funding for our acquisition of Aelita and our purchase of a new office facility. Our remaining obligation under this agreement of $12.7 million was paid in full in February 2005. Our source of financing cash flow during the nine months ended September 30, 2004 was primarily from net proceeds received from our repurchase agreement described above, offset by $40.5 million in payments against this obligation. We also generated $11.8 million from issuance of our common stock under employee stock option and stock purchase plans during the nine-month period ended September 30, 2004.

In December 2000, our Board of Directors authorized a stock repurchase program for up to five million shares of our common stock. As of September 30, 2005, we had repurchased approximately 1.7 million shares of our common stock under this program for an aggregate cost of approximately $58.0 million. No shares of common stock have been repurchased under this program since 2002.

During the second and third quarters of 2005, we spent approximately $25.4 million in cash to complete the purchase of a second building in Aliso Viejo, California and related infrastructure improvements and $102.1 million in cash to complete the acquisitions of Imceda Software, Inc. and Vintela, Inc. We entered into a repurchase transaction with a third party financial institution to fund approximately $10 million of the Vintela purchase price. The duration of the current agreement is 90 days, maturing in December 2005. At maturity management may determine, based upon prevailing market interest rates and current funding requirements, to extend the maturity in increments of 30, 60 or 90 days.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are based on the selection and application of generally accepted accounting principles, which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. We believe that the policies set forth below may involve a higher degree of judgment and complexity in their application than our other accounting policies and represent the critical accounting policies and estimates used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. Historically, our assumptions, judgments and estimates relative to our critical accounting policies and estimates have not differed materially from actual results. Our significant accounting policies are presented in our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no changes to our significant accounting policies or critical accounting policies and estimates during the nine months ended September 30, 2005.

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

In addition to perpetual licenses, we sell a small amount of term based software licenses each year. Less than 1% of total revenue for the nine months ended September 30, 2005 was generated by term based software licenses. In a term based software license sale the customer pays a single fee for the right to use the software and receive maintenance and support services for the term. A term based sale’s license and maintenance services fee components are both deferred and recognized ratably over the license term.

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

•	Accounts receivable – We maintain allowances for sales returns and doubtful accounts for estimated losses resulting from the unwillingness or inability of our customers to make required payments. This requires us to make estimates of future product returns, annual support cancellations and write-offs of bad debt accounts related to current period revenues. The amount of our reserves is based on historical experience and our current analysis of the collectability of accounts receivable. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional general and administrative expense in the period such determination was made. Additionally, if significant product performance issues were to arise resulting in our accepting sales returns, additional allowances may be required which would result in a reduction of revenue in the period such determination was made. Our standard licensing agreement generally does not permit customers to return products unless we have breached the product warranty and are unable to cure the breach. Our product warranties are typical industry warranties that a product will perform in accordance with established product requirements. While such amounts have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.

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

•	Intangible assets – These assets are recorded at the appraised value and amortized using the straight-line method over estimated useful lives of two years to seven years. The net carrying amount of other intangible assets was considered recoverable at September 30, 2005. In accordance with SFAS No. 144, these intangible assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. We periodically review the carrying value of these assets to determine whether or not impairment to such value has occurred. In the event that in the future it is determined that the other intangible assets value has been impaired, an adjustment will be made resulting in a charge for the write-down in the period in which the determination is made.

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

Recently Issued Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP Nos. FAS 115-1 and FAS 124-1 provides a three step process for determining whether investments, including debt securities, are other than temporarily impaired. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP will be effective for reporting periods beginning after December 15, 2005. We are in the process of evaluating the impact of adopting the measurement and recognition guidance of this position but do not believe it will have a material impact on our consolidated financial position or results of operations because we have the ability and intent to hold any marketable securities with gross unrealized losses until a recovery of fair value can be realized.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), that upon implementation, will impact our net income and net income per share and change the classification of certain elements in the statement of cash flows. SFAS 123R eliminates the alternative to use the intrinsic value method of accounting under SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, and its related implementation guidance. Under APB Opinion No. 25, no compensation expense is recognized for options granted to employees where the exercise price equals the market price of the underlying stock on the date of grant. SFAS 123R will require us to measure all employee stock-based compensation awards using a fair value method and record such amounts as an expense in our statement of operations, on a prospective basis, as the underlying options vest. In April 2005, the Securities and Exchange Commission amended the effective dates for SFAS 123R to require adoption at the beginning of fiscal years beginning after June 15, 2005. We are required to adopt SFAS 123R in our first quarter of 2006, with expensing to begin January 1, 2006. See “Stock Based Compensation” in Note 2 of these “Notes to Condensed Consolidated Financial Statements” for the pro forma net income and net income per share amounts, for the three and the nine months ended September 30, 2005 and 2004, as if we had used one of the fair-value-based methods, similar to the methods available under SFAS 123R, to measure compensation expense for employee stock incentive awards. While we are still evaluating the requirements under, and effects of, SFAS 123R we expect the adoption to have a significant adverse impact on our consolidated income from operations, net income and net income per share. The provisions of this statement will not impact our financial position or total cash flow.

In December 2004, the FASB issued FSP No. FAS 109-1 (“FAS 109-1”), “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the

American Jobs Creation Act of 2004 (“AJCA”).” The AJCA introduced a special 9% tax deduction on qualified production activities, which is phased in through 2010. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. This provision is expected to provide a tax benefit to us from both a financial statement effective tax rate perspective and as a deduction on our tax return, which will effectively reduce the amount of taxes owed.

In December 2004, the FASB issued FSP No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. We have not currently completed our evaluation of the effects of the repatriation provision and as such the impact on our consolidated results of operations is not known. We expect to complete our evaluation of such provision by the end of the fourth quarter of 2005.

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

Our future success may be impaired and our operating results will suffer if we cannot respond to rapid market, competitive and technological conditions in the software industry.

The market for our software products and services is characterized by:

•	rapidly changing technology;

•	frequent introduction of new products and services and enhancements to existing products and services by platform vendors of database, application and infrastructure products and by our competitors;

•	increasing complexity and interdependence of software applications;

•	consolidation of the software industry;

•	changes in industry standards and practices;

•	ability to attract and retain key personnel; and

•	changes in customer requirements and demands.

To maintain our competitive position, we must continue to enhance our existing products and develop new products and services, functionality, and technology that address the increasingly sophisticated and varied needs of our customers and prospective customers, which requires significant investment in research and development resources and capabilities, involves significant technical and business risks and requires substantial lead-time and significant investments in product development. If we fail to anticipate new technology developments, customer requirements, industry standards, or if we are unable to develop new products and services that adequately address these new developments, requirements, and standards in a timely manner, or if we are incapable of timely bringing new or enhanced products to market, our products and services may become obsolete, we may not generate suitable returns from our research and development investments, and our ability to compete may be impaired, our revenue could decline, and our operating results may suffer.

Our quarterly operating results may fluctuate in future periods and, as a result, we may fail to meet expectations of investors and analysts, causing our stock price to fluctuate or decline

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors. These factors include the following:

•	the size and timing of customer orders. See “—The size and timing of our customer orders may vary significantly from quarter to quarter which could cause fluctuations in our revenues and operating results.”

•	the discretionary nature of our customers’ purchasing decisions and budget cycles;

•	the timing of revenue recognition for sales of software products and services;

•	the extent to which our customers renew their maintenance contracts with us;

•	exposure to general economic conditions and reductions in corporate IT spending;

•	changes in our level of operating expenses and our ability to control costs;

•	our ability to attain market acceptance of new products and services and enhancements to our existing products;

•	our ability to introduce new products or enhancements to existing products and services in a timely manner;

•	our ability to maintain our field and inside sales organizations with adequate numbers of sales and services personnel, and to minimize our costs of sales and marketing through efficient allocation of sales resources and methods to products having different sales characteristics and profiles;

•	introductions of new or enhanced products and services by our competitors and changes in the pricing policies of these competitors;

•	the relative growth rates of competing operating system, database and application platforms and competitive conditions among vendors of these platforms;

•	the unpredictability of the timing and level of sales through our indirect sales channels;

•	costs related to acquisitions of technologies or businesses, including amortization costs for intangible assets with indefinite lives; and

•	the timing of releases of new versions of third-party software products that our products support or with which our products compete.

In addition, the timing of our software product revenues is difficult to predict and can vary substantially from product to product and customer to customer. We base our operating expenses on our expectations regarding future revenue levels. The timing of larger orders and customer buying patterns are difficult to forecast, therefore, we may not learn of shortfalls in revenue or earnings or other failures to meet our expectations until late in a particular quarter. As a result, if total revenues for a particular quarter are below our expectations, we would not be able to proportionately reduce operating expenses for that quarter.

We have experienced seasonality in our orders and revenues, which may result in seasonality in our earnings. The fourth quarter of the year typically has the highest orders and revenues for the year and higher orders and revenues than the first quarter of the following year. We believe that this seasonality results primarily from the budgeting cycles of our customers being typically higher in the third and fourth quarters and, to a lesser extent, from the structure of our sales commission program. In addition, the tendency of some of our customers to wait until the end of a fiscal quarter to finalize orders has resulted in higher order volumes towards the end of the quarter. We expect this seasonality to continue in the future.

Due to these factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Fluctuations in our results of operations are also likely to affect the market price of our common stock, if our operating results differ from expectations of investors or securities analysts, and may not be related to or indicative of our long-term performance.

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

Variations in the size and timing of our customer orders and differing nature of our products and services could expose us to revenue fluctuations and higher operating costs

Our license revenues in any quarter are substantially dependent on orders booked and delivered in that quarter. Our revenues in a given quarter could be adversely affected if we are unable to complete one or more large license agreements, or if the contract terms were to prevent us from recognizing revenue during that quarter. The sales cycles for certain of our software products, such as SharePlex, can last from three to nine months, or longer, and often require pre-purchase evaluation periods and customer education, which can affect timing of orders. Further, we have often booked a large amount of our sales in the last month, weeks or days of each quarter and delays in the closing of sales near the end of a quarter could cause quarterly revenue to fall short of anticipated levels. Finally, while a portion of our revenues each quarter is recognized from previously deferred revenue, our quarterly performance will depend primarily upon entering into new contracts to generate revenues for that quarter. These factors may cause significant periodic variation in our license revenues. In addition, we incur or commit to operating expenses based on anticipated revenue levels, and generally do not know whether revenues in any quarter will meet expectations until the end of that quarter.

Our product portfolio now consists of over 80 products, engineered for a broad variety of operating system, database and application platforms, and having a diverse set of functions and features. Some products, such as our database management products and other component products, are directed at database administrators and are generally sold at lower price points, and we strive to generate demand for these products through our telesales organization and marketing programs designed to maximize lead generation and website traffic. Sales of other, enterprise-wide products, such as SharePlex, our application management offerings and products acquired from Vintela, require substantial time and effort from our sales and support staff as well as involvement by our professional services organizations and, to an increasing degree, our systems integrator partners. Large individual sales, or even small delays in customer orders, can cause significant variation in our revenues and adversely affect our results of operations for a particular period. Historically, we have not placed undue reliance on large sales transactions in any given quarter, with a substantial volume of our revenues being driven from smaller transactions. However, if we encounter difficulty sustaining our component product volumes, and cannot generate a sufficient number of large customer orders, or if customers delay or cancel such orders in a particular quarter, our revenues and operating results may be adversely affected. For these reasons, we face increasing complexity in building and sustaining the optimum combination of field and inside sales personnel to address the various and changing sales and distribution characteristics of our products, which in turn impacts our ability to manage and minimize our sales and marketing costs.

Accordingly, if our revenue growth rates slow or our revenues decline, or if we fail to efficiently correlate our sales and marketing resources to our various products and their differing sales and distribution strategies, our operating results could be seriously impaired because many of our expenses are relatively fixed in nature and cannot be easily or quickly changed.

Many of our products are vulnerable to direct competition from Oracle and other platform vendors

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

Our migration products for Microsoft’s Active Directory and Exchange are vulnerable to fluctuations in the rate at which customers of certain Microsoft products migrate to newer versions of such products

Our products for the migration, administration and management of Microsoft’s Active Directory and Exchange products currently contribute approximately one-third of our revenue from software license sales and have been the primary contributors to license revenue growth in fiscal 2003, 2004 and the first nine months of 2005. Our ability to sell licenses for our Active Directory and Exchange migration products depends in part on the rate at which customers migrate to newer versions of Microsoft’s Windows 2000 or Windows XP operating system or to newer versions of Microsoft Exchange. If these migration rates were to materially decrease, our license revenues from these migration products would likely decline.

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

Failure to develop and sustain additional distribution channels in the future may adversely affect our ability to grow revenues.

We intend to direct additional efforts to drive domestic and international revenue growth through sales of our products and services through indirect distribution channels, such as global hardware and software vendors, systems integrators, or value-added resellers. Our ability to increase future revenues depends on our ability to expand our indirect distribution channels. If we fail in our efforts to maintain, expand and diversify our indirect distribution channels, our business, results of operations and financial condition could be adversely affected. Increasing activity in indirect distribution channels will present a number of additional risks, including:

•	we may face conflicts between the activities of our indirect channels and our direct sales and marketing activities, which may result in lost sales and customer confusion;

•	our channel partners can cease marketing and distributing our products and services with limited or no notice and with little or no penalty;

•	our channel partners may not be able to effectively sell our products and services;

•	our channel partners may experience financial difficulties that might lead to delays, or even default, in their payment obligations;

•	we may not be able to recruit additional channel partners, or replace any of our existing ones; and

•	our channel partners may also offer competitive products and services, and may not give priority to marketing our products or services.

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

Acquisitions of companies or technologies may result in disruptions to our business and diversion of management attention

We have in the past made and we expect to continue to make acquisitions of complementary companies, products or technologies. For example, we acquired Imceda Software, Inc. in the second quarter of 2005 and completed the acquisition of Vintela, Inc. on July 8, 2005. Any additional acquisitions will require us to assimilate the operations, products and personnel of the acquired businesses and train, retain and motivate key personnel from the acquired businesses. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. In addition, integrating multiple acquisitions at the same time, which we must now do with Vintela and Imceda, places significant strain on our existing personnel and resources. Similarly, acquisitions may subject us to liabilities and risks that are not known or identifiable at the time of the acquisition or may cause disruptions in our operations and divert management’s attention from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners. We may have to use cash, incur debt or issue equity securities to pay for any future acquisitions. Use of cash or debt may affect our liquidity and use of cash would reduce our cash reserves and reduce our financial flexibility. The issuance of equity securities for any acquisition could be substantially dilutive to our shareholders. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for intangible assets with indefinite useful lives. In consummating acquisitions, we are also subject to risks of entering geographic and business markets in which we have no or limited prior experience. If we are unable to fully integrate acquired businesses, products or technologies with our existing operations, we may not receive the intended benefits of an acquisition.

Accounting for equity investments companies may affect our operating results

We have made equity investments in other software companies and a private equity fund. Some of these investments have not performed well, and we’ve recognized accounting charges due to the impairment of the value of our investments. Other investments have performed better, including our investment in one software company, which was subsequently acquired by a publicly traded company. We regularly consider opportunities to make equity investments in other companies focused on software development or marketing activities, and expect from time to time to complete additional investments. In addition, we may determine to invest in companies at levels, which may require us to consolidate their results of operations into ours. We may be required to incur charges for the impairment of value of our investments. We will be required to closely monitor the financial health of the private companies in which we hold or make equity investments. If we are required to consolidate their operating results and they are unable to operate to a profit, our operating results may be adversely affected. For investments accounted for under the equity method, we will also be required to record losses if we determine that an impairment exists.

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

Failure to develop or leverage strategic relationships could harm our business by denying us selling opportunities and other benefits

Our development, marketing, and distribution strategies rely increasingly on our ability to form strategic relationships with software and other technology companies. These business relationships often consist of cooperative marketing programs, joint customer seminars, lead referrals, and cooperation in product development. Many of these relationships are not contractual and depend on the continued voluntary cooperation of each party with us. Divergence in strategy or change in focus by, or competitive product offerings by, any of these companies may interfere with our ability to develop, market, sell, or support our products, which in turn could harm our business. Further, if these companies enter into strategic alliances with other companies or are acquired, they could reduce their support of our products. Our existing relationships may be jeopardized if we enter into alliances with competitors of our strategic partners. In addition, one or more of these companies may use the information they gain from their relationship with us to develop or market competing products.

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

We have historically used stock-based compensation as an important tool to attract and retain employees, generally through stock options granted under our stock incentive plans. The number of options available for grant under our stock incentive plans is limited and any future increase would require shareholder approval. There can be no guarantees that we will be able to obtain shareholder approval for required future increases in the number of shares authorized under our stock incentive plans. In addition, when we change the way we account for stock options as a result of pending changes in accounting rules, we may reduce our reliance on the use of stock options, which may negatively affect our ability to recruit and retain qualified personnel.

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

Generally we plan to hold our investments to maturity and therefore changes in the market interest rate would not have a material affect on the fair value of such investments. However, during the second quarter of 2005 we sold $34.5 million of our investments prior to maturity to fund the Imceda acquisition and to complete the purchase of a second building in Aliso Viejo, California resulting in an immaterial loss on the fair market value of the investments. Our remaining investment positions and duration of the portfolio would not be materially affected by a 100 basis point shift in interest rates.

Information about our investment portfolio is presented in the table below, which states the amortized book value and related weighted-average interest rates by year of maturity (in thousands):

	Amortized Book Value	Weighted Average Rate
Investments maturing by September 30,
2006 (a)	$39,123	3.80%
2007	60,000	4.37%
2008	—	—%
2009	—	—%
2010	29,829	4.99%

Total portfolio	$128,952	4.34%

(a)	Includes cash and cash equivalents of $4.1 million.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the chief executive officer and chief financial officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on such evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2005, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2005, we implemented certain improvements and initiated work on other improvements to our international distribution operations and related business processes. These improvements, undertaken with the assistance of external tax resources, resulted from a detailed review of our global transfer pricing and are designed to complement our international operating structure and to support the documentation, calculation and validation of our income tax provision.

No other changes in our internal control over financial reporting during the quarter ended September 30, 2005 have come to our management’s attention that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 4: Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on August 2, 2005. There was no solicitation in opposition to the management’s nominees as listed in our proxy statement, and all of such nominees were elected. At the Annual Meeting, our shareholders also (i) approved an amendment to our Articles of Incorporation to increase the authorized number of shares of Common Stock by 50,000,000 shares, from 150,000,000 to 200,000,000 shares; and (ii) ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2005. Set forth below are the voting results for each proposal.

1.	Election of Directors:

Nominee	For	Withheld
Vincent C. Smith	92,904,663	764,465
Jerry Murdock, Jr.	92,372,365	1,296,763
Raymond J. Lane	92,067,286	1,601,842
Augustine L. Nieto II	86,244,076	7,425,052
Kevin M. Klausmeyer	93,055,348	613,780
Paul Sallaberry	92,058,523	1,610,605

2.	Amendment to our Articles of Incorporation to increase the authorized number of shares of Common Stock by 50,000,000 shares, from 150,000,000 to 200,000,000 shares:

For	Against	Abstain
89,605,470	4,060,938	2,720

3.	Ratification of appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2005:

For	Against	Abstain
91,788,518	1,879,480	1,130

Item 6: Exhibits

Exhibit Number	Exhibit Title
3.1	Certificate of Amendment of Articles of Incorporation of Quest Software, Inc.

3.2	Bylaws of Quest Software, Inc.

10.1	Summary of Fees Payable to Non-Employee Directors of Quest Software, Inc.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST SOFTWARE, INC.

Date: November 9, 2005	/s/ MICHAEL J. LAMBERT
Michael J. Lambert
Senior Vice President, Chief Financial Officer

/s/ KEVIN E. BROOKS
Kevin E. Brooks
Vice President
and Corporate Controller

Exhibit Index

Exhibit Number	Exhibit Title
3.1	Certificate of Amendment of Articles of Incorporation of Quest Software, Inc.

3.2	Bylaws of Quest Software, Inc. (1)

10.1	Summary of Fees Payable to Non-Employee Directors of Quest Software, Inc.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to our Current Report on Form 8-K filed August 2, 2005