Form 10-K
period 2005-12-31
QUEST SOFTWARE INC
filed 2006-03-16
CIK 1088033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes   ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.     Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $881.2 million as of June 30, 2005, based upon the closing sale price reported for that date on The NASDAQ National Market.

As of February 21, 2006, 100,815,794 shares of the Registrant’s common stock were outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement, to be delivered to shareholders in connection with the Registrant’s 2006 Annual Meeting of Shareholders, are incorporated by reference into Part III of this Report.

Forward-Looking Information

Discussions under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include or may include forward-looking statements within the meaning of the federal securities laws. We have based these forward-looking statements on currently available information and our current beliefs, expectations and projections about future events. All forward-looking statements contained herein are subject to numerous risks and uncertainties. Our actual results and the timing of certain events could differ materially from those projected in the forward looking statements due to a number of factors discussed under the heading “Risk Factors” in this Report and in our other filings with the Securities and Exchange Commission (“SEC”). Should one or more of these risks or uncertainties materialize, or should the underlying estimates or assumptions prove incorrect, actual results or outcomes may vary significantly from those suggested by forward-looking information. Any forward-looking statements contained in this document are based on information available at the time of filing and we make no undertaking to update any of these forward-looking statements.

PART I

Item 1.	Business

Introduction

Quest Software designs, develops, distributes and supports software products that improve the performance and productivity of our customers’ packaged and custom software applications and associated software infrastructure components such as databases, application servers and operating systems. Quest is an “Independent Software Vendor,” or “ISV,” a company whose products support other vendors’ software or hardware products. We both develop internally and acquire the products within our portfolio.

We generate revenues by licensing our products, principally on a perpetual basis, and by providing support, maintenance and implementation services for these products. Our products improve the management and performance of our customers’ key software applications and component infrastructure and can significantly reduce customers’ capital and operating expenses by minimizing hardware, software and/or personnel costs. Our major product areas are Application Management, Database Management and Infrastructure Management. Examples of the benefits delivered by our products’ include:

•	the ability to deploy, manage and control complex application environments from the end user to the database;

•	the improvement of application and database code quality; and

•	the improved management, migration and integration of large, multi-user Microsoft Active Directory, Exchange and Windows Server deployments within the extended enterprise, including Linux and UNIX.

Application Management is a core competence and represents an important product area for us. Application management is predicated on ensuring performance and availability of mission-critical applications throughout their life cycle. This includes the monitoring and performance management of customers’ primary enterprise software applications, whether packaged or custom-developed. These applications are highly complex and require substantial investment, personnel and expertise in their development, deployment and management. A key Application Management discipline involves measuring the service levels provided by an application, such as application response times and application outages, and providing the capabilities to diagnose the root causes of performance problems and the means to provide necessary corrective action. Most enterprise packaged and custom-developed applications run within multi-vendor infrastructure environments. Therefore, the need exists for heterogeneous management tools that have deep monitoring and diagnostic and reporting capabilities for each component of the application stack. Quest offers application management products for the following application platforms: custom web applications (based on Java 2 Enterprise Edition “J2EE”), PeopleSoft, Oracle E-Business Suite, Siebel and SAP.

Database Management is a market where we initially built a market-leading reputation and today continues to represent a core technical strength for the company. In this area we improve database administrator (“DBA”) and developer productivity and improve database performance. We are currently recognized as a leading Oracle and Microsoft ISV. Databases continue to grow in size, complexity and mission criticality every year. Furthermore, the heterogeneous mix of databases within large organizations continues to expand. These trends create demand for our database tools, which are designed to: 1) improve the utilization and reliability of large-scale databases; and 2) improve the effectiveness and productivity of the developers, database administrators and other personnel responsible for maintaining reliability and performance. In addition to Oracle and Microsoft DBMS products, we also offer solutions for other popular database products including IBM DB2, Sybase ASE and MySQL.

In the last few years we have continued to expand our Infrastructure Management product group and have built up significant technical competencies and product portfolios for the widely-adopted Microsoft Windows Server, Active Directory and Exchange platforms. Active Directory is an essential part of Microsoft’s Windows architecture that acts as the central authority to define and maintain the network infrastructure, perform system administration and control the user experience of a customer’s Microsoft infrastructure, including Microsoft Exchange, Microsoft’s widely used email system. When an individual logs onto his or her employer’s e-mail system, for example, he or she is logging on through Active Directory, which stores and verifies the person’s passwords, access rights and system profiles. Active Directory is a powerful system that is gaining wider acceptance as a primary system for controlling and validating user access rights, with Microsoft’s desktop predominance driving this trend. We believe Microsoft Active Directory will continue to play a strategic role in the enterprise. During 2005, we introduced products to extend Active Directory throughout the heterogeneous enterprise with integration and support for both Linux and UNIX. These products were based upon the acquired products and technologies from Vintela, Inc., acquired in July 2005. We also acquired products to assist customers with the migration to the Exchange platform whether they were on earlier versions of a Microsoft product or other messaging systems including Domino/Notes or GroupWise. Through acquisitions and the continued market acceptance of these infrastructure products for Windows Server, Active Directory and Exchange environments, our Infrastructure Management products have been our fastest growing product area over the last few years.

We invest a significant portion of revenues in our product development and management capabilities, and just over one-third of our employees work in product development, quality assurance or technical documentation roles. In building our products, we stress technical innovation and depth, ease of deployment, ease of use and tangible, readily articulated customer benefits. We sell our products primarily via our direct field salesforce and, increasingly, our telesales organization, supplemented by indirect sales through resellers and distributors. We operate in 28 countries worldwide.

We are a California corporation incorporated in 1987. Our principal offices are located at 5 Polaris Way, Aliso Viejo, California, 92656. We operate on a calendar fiscal year.

Products

We market products that we have grouped into three main categories: Application Management, Database Management and Infrastructure Management. Major products in these categories are described as follows.

Application Management

Our Application Management products are focused on helping the IT organization manage complexity by increasing quality, performance and control throughout the application lifecycle. The principal products that comprise our application management offerings include our Foglight and Spotlight products, and for custom J2EE applications, our PerformaSure and JProbe products. We also combine these products into suites for both pre-production and production application environments which pair business-centric views of applications with deep domain expertise to both measure and improve the performance of packaged and custom applications.

Application Assurance Suite for Java & Portals. Custom-developed J2EE applications require a unique set of performance management solutions to assure performance and reliability across the entire application lifecycle. We provide an integrated solution designed to help all the stakeholders in J2EE measure, analyze and optimize the performance of their application environments before they are released to staging and production. Our Application Assurance Suite for Java & Portals is a low-overhead performance diagnostic tool for multi-tiered Java application and enterprise portals running in pre-production and test environments. The suite is composed of several products including:

•	JProbe, a performance toolkit for Java tuning,

•	JClass, Java components for visualization and reporting, and

•	QDesigner, a database application design tool that combines object-oriented design and physical data modeling capabilities in a single integrated environment.

Performance Management Suite for Java & Portals. By extending our portfolio of products into the production environment, customers can ensure high-quality delivery of applications to end-users across the enterprise while managing the many facets of the dynamic infrastructure. Foglight is an application management solution that monitors every tier in critical application stacks including databases, networks, application servers, web servers and applications alerting administrators to problems before they impact end-users. Foglight offers an array of specialized cartridges focused on ERP and CRM applications to provide a complete monitoring solution for a distributed IT environment. Our series of complementary Spotlight diagnostic products allow IT personnel to drill down into the components of an application, database or other layer of the application stack all the way down to the end user. Our User Experience Monitor allows administrators to measure and manage web-based applications from the end-users’ perspective.

Stat® ACM. Stat ACM (Application Change Management) helps IT managers lower their PeopleSoft and Oracle E-Business Suite total cost of ownership by providing end-to-end change management and version control. It helps keep up with change configurations and customizations so that they are updated, approved and deployed to instances throughout the application implementation lifecycle. By tracking version control and versioning capabilities as well as process management, change request tracking, requirements management and distributed development support, Stat ACM adds visibility, hides complexity and automates workflow through an easy-to-use GUI (graphical user interface) environment.

Database Management

A company’s database management systems represent some of the most complex and critical components within its infrastructure. As companies broaden their utilization of databases from multiple platform vendors, database administrators and developers are required to learn to use a myriad of non-integrated toolsets across their environment to manage the performance and complexity of this tier. Our market leading database management products support the needs of today’s database developers and DBA’s by providing superior domain capabilities and cross-platform productivity tools to improve database quality and performance.

We acquired Imceda Software, Inc. in May 2005. This acquisition adds backup and recovery solutions to our comprehensive product portfolio for the large and fast growing SQL Server database market.

Code Quality and Optimization. These tools improve the productivity and capability of database developers working in the Oracle Procedural Language (PL)/SQL environment. The primary products in this product family are TOAD® and SQL Navigator.® We provide a complete and integrated development environment for coding stored procedures, schemas and SQL scripts from one intuitive graphical user interface. Debugging, SQL tuning, change analysis, and general administration features improve the quality and performance of database applications before they enter production.

The Quest Central® product family for Oracle, SQL Server, DB2 and Sybase. Administering large heterogeneous database systems in production involves many tedious, error-prone and repetitive tasks. To streamline these tasks and improve the accuracy and effectiveness of database administrators (“DBAs”), we have developed the Quest Central product family. Quest Central is a suite of tools that enables the DBA to identify the cause of performance problems without manual trial and error or decentralized tools. These products provide details on historical performance analysis and metrics to provide insight as to how performance issues occur. The Quest Central family of products provides a consistent presentation delineating the performance management of multiple databases enabling DBAs to manage more databases without adding resources. We are currently marketing and selling Quest Central DBA product families for Oracle, Microsoft SQL Server, DB2 and Sybase ASE databases.

SharePlex®. SharePlex provides real-time replication of Oracle databases for customers who need to ensure a current, secondary copy of their transactional Oracle database is available if the primary database is unavailable. Many customers use SharePlex to offload management reporting, so the activity no longer compromises the performance of transaction processing. Finally, SharePlex is also frequently used to eliminate end user disruption by providing continuous access to data during the migration of operating systems, hardware platforms and major application releases.

Infrastructure Management

Microsoft applications and their associated infrastructure platform continue to be a global standard. Our products enable IT personnel to simplify, automate and secure their infrastructure with management, migration and integration capabilities for this environment. Our products are focused on key elements of the infrastructure including Microsoft’s Active Directory, Exchange and Windows Server. We acquired Vintela, Inc. in July 2005. This acquisition expands our product portfolio of infrastructure management solutions to allow existing Microsoft products, such as Active Directory, Windows Group Policy, Systems Management Server (SMS) 2003, and Microsoft Operations Manager (MOM) 2005, to integrate with systems outside the realm of Windows, including Unix, Linux, Java and Mac systems. Our Infrastructure Management products include:

Quest Management for Active Directory. Microsoft Active Directory is technically complex and requires meticulous management to ensure the accuracy and security of its content across the entire enterprise. Quest Management for Active Directory is a set of products that provide diagnostics, recovery, detailed auditing, group policy management, reporting, self-service, role-based delegation and user provisioning. Our products offer a practical approach to automated user provisioning and provide a comprehensive delegation model, consolidated reporting and auditing and expert advice on problem resolution for teams managing complex Microsoft infrastructures.

Quest Management for Exchange. E-mail growth is leading to increased traffic, storage and support issues, including compliance. Quest Management for Exchange provides a comprehensive set of tools to migrate, store, recover and intelligently manage growth and the related spending for mission-critical Exchange infrastructures. Our products enable mailbox and public folder management, distribution list management, usage analysis, and diagnostics to optimize investment and performance in Exchange environments. This allows administrators and managers to better target investments, enforce corporate policies, enhance customer service, reduce administrative costs and improve troubleshooting efficiency. Additional functionality and integration is available for customers who have chosen Microsoft Operations Manager (MOM) as their unattended monitoring solution.

Quest Migration Suite for Active Directory. The Quest Migration Suite for Active Directory is a ZeroIMPACT™ solution for planning and executing migration projects to Active Directory from Windows NT or Novell NDS. It supports thorough migration planning and Active Directory pruning and grafting—with no interruption to business workflow. Its distributed processing and robust project management features simplify migration processes.

Quest Migration Suite for Exchange. The Quest Migration Suite for Exchange is also a ZeroIMPACT solution that helps plan and execute migration projects to Exchange 2000/2003 from Exchange 5.5 or 2000. In addition this product enables customers to migrate from a Domino/Notes or GroupWise environment to Exchange. It helps to ensure seamless migration processes and provides a centralized place for project management as well as analysis tools and reporting mechanisms.

Quest InTrust. Quest InTrust offers auditing and policy compliance to help systems administrators securely collect, store and report on event data to meet the needs of external regulations, internal policies and best practices.

Vintela Authentication Services. Vintela Authentication Services, (“VAS”) allows Unix and Linux to take advantage of the access, authentication and authorization within Active Directory. This product functionally extends Active Directory’s security, compliance and authentication capabilities into the extended enterprise.

Sales, Marketing and Distribution

We market and sell our products and services worldwide primarily through our direct sales organization and, increasingly, our telesales organization. At December 31, 2005, we had approximately 458 full-time direct sales representatives. Approximately 80% of our sales representatives are field sales personnel, who sell all of our products other than those sold by our telesales representatives. The remaining 20% of our sales representatives are telesales representatives, who sell products such as our Oracle and J2EE development and certain Microsoft related products that are generally evaluated through Internet downloads rather than on-site technical demonstrations. We have approximately 236 pre-sales systems engineers who work with these field sales teams to provide technical assistance and demonstrations to sales prospects. We supplement our direct sales organization with indirect sales channels such as value added resellers and distributors. We also employ local resellers in certain international territories not covered by our local sales offices.

We have sales offices in many major cities of the United States, Europe, Asia and Australia to facilitate close contact between current and potential customers and our field sales organization. Our European operation, which has received considerable focus and investment, has been our fastest growing geographic region over the last several years. In 2003, we began to expand our direct sales efforts into Asia with the opening of a sales office in Japan. In 2004, we continued our expansion into Asia by adding offices in five countries: China, Korea, Hong Kong, Singapore and Malaysia. In 2005, we continued to invest in our Asia operations by hiring additional industry experienced sales personnel. We are also investing in developing localized versions of certain of our products in order to broaden the portfolio of offerings we can sell in Asia.

Our marketing efforts are designed to create awareness, generate leads, and assist the worldwide sales organization with converting leads into closed sales. We use a full complement of marketing vehicles including industry trade shows and conferences, user groups and discussion forums, educational white papers and knowledge briefs, electronic and print advertising, webcasts, direct marketing via electronic and postal mailings, and online advertising. Strategic and channel partners often assist us with the development, funding and execution of our marketing programs. Targeted campaigns and sales programs are developed based on objective, audience and product mix and are executed in our regions around the world to maximize revenue opportunities as quickly as possible.

Our professional consulting and training services organization complements our direct sales organization by providing customers with a full range of support services, including implementations, configuration services and training. We believe that professional consulting and training services are important to customer satisfaction and the development of long-term customer relationships.

For information regarding our segment revenue and revenue by geographic area, please refer to Note 13 of our “Notes to Consolidated Financial Statements.”

Customer Service and Support

A high level of customer service and support is critical to the successful marketing and sale of our products and the development of long-term customer relationships. We have a reputation for providing a high level of customer support and believe this is a competitive differentiator. Enrollment in our customer maintenance program is annual and entitles a customer to:

•	problem resolution services,

•	new functional enhancements of a product, and

•	ongoing compatibility with new releases of the database, application or other platforms supported by the product.

Customer support is provided domestically through our offices in Aliso Viejo and internationally through our offices in Europe and Canada.

Research and Development

We believe that strong research and product development capabilities are essential to enhancing our core technologies and developing additional products. Innovative capabilities, strong product engineering and rich user interfaces are typical Quest attributes. We target ease of implementation and ease of use in designing our products. Our commitment to ongoing product development is reflected in our investments in research and development, which were $87.9 million, $78.3 million, and $67.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. We have actively recruited key software engineers and developers with expertise in the areas of Oracle technologies, Java, Microsoft infrastructure technologies, ERP and CRM systems and IBM database technologies. We have also built-up these competencies through small and medium-sized acquisitions. In addition to the U.S., we have significant product development operations in Canada, Australia, Russia and Israel.

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

We compete in some cases with the vendors of databases, applications, infrastructure and other systems that our products help to improve and manage. To the extent these vendors are able to include similar or equivalent functionality of our software as standard features of their underlying database solution or application our revenues could be eroded. For example, competition with Oracle over the last four years has materially reduced license revenues generated by certain of our Database Management products including SharePlex and Quest Central for Oracle. This competition continues to increase with Oracle’s introduction of the current version of its database, known as Oracle 10g. Oracle 10g’s component called Oracle Enterprise Manager has enhanced capabilities in its functions that compete with Quest Central for Oracle and with certain Oracle monitoring capabilities of Foglight. Oracle recently announced general availability of products to compete with our market leading Code Quality and Optimization products for Oracle databases, which contribute significantly to our revenues and net income. To date, we have not faced any major competition from Microsoft for our Infrastructure Management products.

We also compete with other vendors of database, application and infrastructure management tools. Public companies with whom we compete include:

•	the large, well established systems management vendors, primarily Oracle, as discussed above, IBM/Tivoli, Hewlett Packard, CA, BMC Software and Symantec, which acquired Veritas and Bindview during 2005;

•	other application and database management vendors such as Mercury Interactive and Embarcadero;

•	providers of Microsoft Active Directory and Exchange management and migration tools, primarily NetIQ.

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

Because there are relatively low barriers to entry in the software market, we may encounter additional competition as other established and emerging companies enter our field and introduce new products and technologies. Venture capitalists and others have funded numerous database, application and infrastructure management companies. Accordingly, it is likely that new competitors or alliances among current and new competitors will emerge and rapidly gain acceptance.

There can be no assurance that we will be able to compete successfully against current and future competitors. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which could materially affect our business, operating results or financial condition.

Seasonality

We have experienced seasonality in our orders and revenue, which has resulted in seasonality in our earnings. We tend to experience a higher volume of transactions and associated revenues in our third and fourth quarters ending September 30 and December 31, respectively, as a result of our customers’ spending patterns and, to a lesser extent, the structure of our sales commission program. As a result of this seasonality for license transactions, we tend to have higher orders and revenues in the fourth quarters of a year than orders and revenues in the first quarter of the following year. We expect this seasonality to continue in the future.

Proprietary Rights

We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws, and contractual restrictions to establish and protect proprietary rights in our products and services. The source code for our products is protected both as a trade secret and as an unpublished copyrighted work. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization. In addition, the laws of various countries in which our products may be sold may not protect our products and intellectual property rights to the same extent as the laws of the U.S. Our competitors may independently develop technologies that are substantially equivalent or superior to our technology.

We rely on software that we license from third parties for certain components of our products and services to enhance our products and services and meet evolving customer needs. The failure to license any necessary technology, or to maintain our existing licenses, could result in reduced demand for our products.

Because the software industry is characterized by rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition, and reliable product maintenance are more important to establishing and maintaining a technology leadership position than the various legal protections of our technology.

As of March 8, 2006, we have been granted or own by assignment 4 patents issued in the United States and have 9 patent applications on file with the United States Patent and Trademark Office (including continuation and divisional applications) for elements contained in our products and services. We intend to continue to file patent applications as appropriate in the future. We cannot be sure, however, that any of our pending patent applications will be allowed, that any issued patents will protect our intellectual property or will not be challenged by third parties, or that the patents of others will not seriously harm our ability to do business. In addition, others may independently develop similar or competing technologies or design around any of our patents. We do not believe we are significantly dependent on any of our patents as we do not generally license our patents to other companies and do not receive any revenue as a direct result of our patents.

Although we believe that our products and services and other proprietary rights do not infringe upon the proprietary rights of third parties, third parties may assert intellectual property infringement claims against us in the future. Any such claims may result in costly, time-consuming litigation and may require us to enter into royalty or cross-license arrangements.

Employees

As of December 31, 2005, we employed 2,763 full-time employees, including 1,084 in sales and marketing, 94 in professional services, 1,088 in research and development, 194 in customer service and support and 303 in general and administrative, including information services personnel. We believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support and research and development personnel. Like other software companies, we face intense competition for such personnel, and we have at times experienced and continue to experience difficulty in recruiting qualified personnel. None of our employees are represented by a labor union; we have never experienced any work stoppages and we believe that our relationships with our employees are good.

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

Item 1A.	Risk Factors

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

Our future success may be impaired and our operating results will suffer if we cannot respond to rapid market, competitive and technological conditions in the software industry

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

Our revenues and operating results may vary significantly from quarter-to-quarter due to a number of factors. These factors include the following:

•	the size and timing of customer orders. See “—The size and timing of our customer orders may vary significantly from quarter to quarter which could cause fluctuations in our revenues and operating results.”

•	the discretionary nature of our customers’ purchasing decisions and budget cycles;

•	the timing of revenue recognition for sales of software products and services;

•	the extent to which our customers renew their maintenance contracts with us;

•	exposure to general economic conditions and reductions in corporate IT spending;

•	changes in our level of operating expenses and our ability to control costs;

•	our ability to attain market acceptance of new products and services and enhancements to our existing products;

•	our ability to introduce new products or enhancements to existing products and services in a timely manner;

•	our ability to maintain our field and inside sales organizations with adequate numbers of sales and services personnel, and to minimize our costs of sales and marketing through efficient allocation of sales resources and methods to products having different sales characteristics and profiles;

•	the introduction of new or enhanced products and services by our competitors and changes in the pricing policies of these competitors;

•	the relative growth rates of competing operating system, database and application platforms and competitive conditions among vendors of these platforms;

•	the unpredictability of the timing, level of sales and subsequent revenue recognition of our expanded efforts within our indirect sales channels;

•	costs related to acquisitions of technologies or businesses, including amortization costs for intangible assets with indefinite lives and uncertainties arising from the integration of products, services, employees and operations of acquired companies; and

•	the timing of releases of new versions of third-party software products that our products support or with which our products compete.

In addition, the timing of our software product revenues is difficult to predict and can vary substantially from product-to-product and customer-to-customer. We base our operating expenses on our expectations regarding future revenue levels. The timing of larger orders and customer buying patterns are difficult to forecast. Therefore, we may not learn of shortfalls in revenue or earnings or other failures to meet our expectations until late in a particular quarter. As a result, if total revenues for a particular quarter are below our expectations, we would not be able to proportionately reduce operating expenses for that quarter.

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

The recent accounting pronouncement requiring employee stock-based payments to be accounted for using a fair-value method will materially reduce our reported operating margins, operating income, net income and net income per share

We currently account for the issuance of stock options under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, no compensation expense is recognized for options granted to employees where the exercise price equals the market price of the underlying stock on the date of grant. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which eliminates the alternative to use the intrinsic value method of accounting under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB No. 25, and its related implementation guidance. SFAS 123R will require us to measure all employee stock-based compensation awards using a fair value method and record such amounts as an expense in our statement of operations. We adopted SFAS 123R in our first quarter of 2006, beginning January 1, 2006. The additional expense associated with stock options will be substantial and will materially reduce our operating margins, operating income, net income and net income per share. These reductions in our operating results may result in a reduction to our stock price and market value, the magnitude of which cannot be determined. Note 1 of our “Notes to Consolidated Financial Statements” contains a detailed presentation of our current methods of accounting for stock-based compensation plans and includes pro forma fair value disclosures currently required under SFAS No. 123.

Variations in the size and timing of our customer orders and differing nature of our products and services could expose us to revenue fluctuations and higher operating costs

Our license revenues in any quarter are substantially dependent on orders booked and delivered in that quarter. Our revenues in a given quarter could be adversely affected if we are unable to complete one or more large license agreements, or if the contract terms were to prevent us from recognizing revenue during that quarter. The sales cycles for certain of our software products, such as SharePlex, can last from three to nine months, or longer, and often require pre-purchase evaluation periods and customer education, which can affect timing of orders. Further, we have often booked a large amount of our sales in the last month, weeks or days of each quarter and delays in the closing of sales near the end of a quarter could cause quarterly revenue to fall short of anticipated levels. Finally, while a portion of our revenues each quarter is recognized from previously deferred revenue, our quarterly performance will depend primarily upon current order volumes to generate revenues for that quarter. These factors may cause significant periodic variation in our license revenues. In addition, we incur or commit to operating expenses based on anticipated revenue levels, and generally do not know whether revenues in any quarter will meet expectations until the end of that quarter.

Our product portfolio is engineered for a broad variety of operating system, database and application platforms, and having a diverse set of functions and features. Some products, such as our database management products and other component products, are directed at database administrators and are generally sold at lower price points, and we strive to generate demand for these products through our telesales organization and marketing programs designed to maximize lead generation and website traffic. Sales of other, enterprise-wide products, such as SharePlex, our application management offerings and products acquired from Vintela, require substantial time and effort from our sales and support staff as well as involvement by our professional services organizations and, to an increasing degree, our systems integrator partners. Large individual sales, or even small delays in customer orders, can cause significant variation in our revenues and adversely affect our results of operations for a particular period. Historically, we have not placed significant reliance on large sales transactions in any given quarter, with a substantial volume of our revenues being driven from smaller transactions. However, if we encounter difficulty sustaining our component product volumes, and cannot generate a sufficient number of large customer orders, or if customers delay or cancel such orders in a particular quarter, our revenues and operating results may be adversely affected. For these reasons, we face increasing complexity in building and sustaining the optimum combination of field and inside sales personnel to address the various and changing sales and distribution characteristics of our products, which in turn impacts our ability to manage and minimize our sales and marketing costs.

We rely heavily on our direct sales activities for license and services revenues, including renewals of annual post-contract technical support services. We have in the past restructured or made other adjustments to our sales force in response to management changes, product changes, performance issues and other internal considerations. We recently made some adjustments to our coverage model to increase focus on global and other major accounts. We’ve also recently increased headcount in our telesales and sales associate groups and relocated our U.S. support billing personnel. These changes can result in a temporary lack of focus and reduced productivity, which could have temporary negative effects on our license or services revenues.

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

Many of our products are vulnerable to direct competition from Oracle and other platform vendors

We compete with Oracle in the market for database management solutions and the competitive pressure continues to increase. We expect that Oracle’s commitment to and presence in the database management product market will increase in the future and therefore substantially increase competitive pressures. We believe that Oracle will continue to incorporate database management technology into its server software offerings and expand their development products possibly at no additional cost to its users. Competition from Oracle with certain of our Database Management products including SharePlex and Quest Central for Oracle has increased over the last two years and has continued to increase with Oracle’s introduction of the next version of its database, known as Oracle 10g. Oracle 10g has enhanced capabilities in the functions competitive with SharePlex, Quest Central for Oracle and with the Oracle monitoring capabilities of Foglight. We believe increased competition from Oracle has materially depressed our SharePlex and Quest Central for Oracle revenues over the last four years. Oracle recently announced general availability of products to compete with our market leading Code Quality and Optimization products for Oracle databases, which contribute significantly to our revenues and net income.

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

Our migration products for Microsoft’s Active Directory and Exchange are vulnerable to fluctuations in the rate at which customers migrate to these products

Our products for the migration, administration and management of Microsoft’s Active Directory and Exchange products currently contribute approximately one-third of our revenue from software license sales and have been the primary contributors to license revenue growth in fiscal 2005 and 2004. Our ability to sell licenses for our Active Directory and Exchange migration products depends in part on the rate at which customers migrate to newer versions of Microsoft’s Windows 2000 or Windows XP operating system or to newer versions of Microsoft Exchange, and from other messaging platforms to Exchange. If these migration rates were to materially decrease, our license revenues from these migration products would likely decline.

Many of our products are dependent on database or application technologies of others; if these technologies lose market share or become incompatible with our products, or if these vendors introduce competitive products or acquire or form strategic relationships with our competitors, the demand for our products could suffer

We believe that our success has depended in part, and will continue to depend in part for the foreseeable future, upon our relationships with providers of major database and enterprise software programs, including Oracle, IBM, Microsoft, SAP and Siebel (now a part of Oracle). Our competitive advantage consists in substantial part on the integration between our products and products provided by these major software providers, and our extensive knowledge of their products and technologies. If these companies for any reason decide to promote technologies and standards that are not compatible with our technologies, or if they lose market share for their database or application products, our business, operating results and financial condition would be materially adversely affected. Furthermore, these major software vendors could attempt to increase their presence in the markets we serve by either introducing products that compete with our products or acquiring or forming strategic alliances with our competitors. These companies have longer operating histories, larger installed bases of customers and substantially greater financial, distribution, marketing and technical resources than we do, as well as well-established relationships with many of our present and potential customers, and may be in better position to withstand and respond to the current factors impacting this industry. As a result, we may not be able to compete effectively with these companies in the future, which could materially adversely affect our business, operating results and financial condition.

Failure to develop and sustain additional distribution channels in the future may adversely affect our ability to grow revenues

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

Failure to maintain effective internal control over financial reporting could adversely affect the price of our common stock

Pursuant to rules adopted by the SEC implementing Section 404 of the Sarbanes-Oxley Act of 2002, we are required to assess the effectiveness of our internal controls over financial reporting and report whether such internal controls are effective. Our auditors must issue an attestation report on such assessment. Accordingly, we have undertaken to evaluate, test and remediate, if necessary, our internal controls pursuant to a clearly defined internal plan and schedule. Although we believe that our efforts will enable us to provide the required report and our independent auditors to provide the required attestation as of the end of each fiscal year, there can be no assurance that our assessment will conclude that our internal controls over financial reporting are effective.

Future weaknesses or significant deficiencies in our internal control over financial reporting could adversely affect the market price of our common stock.

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

Our international operations and our planned expansion of our international operations expose us to certain risks

We maintain research and development operations primarily in Canada, Australia, Russia and Israel, and continue to expand our international sales activities as part of our business strategy. As a percentage of total revenues, revenues outside of North America were 34% and 31% for the years ended December 31, 2005 and 2004, respectively. As a result, we face increasing risks from our international operations, including, among others:

•	difficulties in staffing, managing and operating our foreign operations;

•	difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations;

•	difficulties in adapting our existing foreign operations, particularly in Asia, to the control structure and requirements of a US public entity given those Asian countries historical environment and their cultural approach to conducting business;

•	longer payment cycles and difficulties in collecting accounts receivable;

•	seasonal reductions in business activity during the summer months in EMEA and in other periods in other countries;

•	increased financial accounting and reporting burdens and complexities;

•	difficulties in hedging foreign currency transaction exposures;

•	limitations on future growth or inability to maintain current levels of revenue from international operations if we do not invest sufficiently in our international operations;

•	potentially adverse tax consequences;

•	potential loss of proprietary information due to piracy, misappropriation or weaker laws regarding intellectual property protection;

•	delays in localizing our products;

•	political unrest or terrorism, particularly in areas in which we have facilities;

•	our ability to adapt and conform to accepted local business practices and customs, including providing letters of credit or other forms of support to or for the benefit of our subsidiaries or resellers;

•	compliance with a wide variety of complex foreign laws and treaties, including employment restrictions; and

•	compliance with licenses, tariffs and other trade barriers.

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

Acquisitions of companies or technologies may result in disruptions to our business and diversion of management attention

We have in the past made and we expect to continue to make acquisitions of complementary companies, products or technologies. For example, we acquired Imceda Software, Inc., (“Imceda”), Vintela, Inc., (“Vintela”) and Wingra Technologies, Inc., (“Wingra”) during 2005. Acquisitions require us to assimilate the operations, products and personnel of the acquired businesses and train, retain and motivate key personnel from the acquired businesses. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. In addition, integrating multiple acquisitions at the same time, which we must now do with Vintela and Imceda, places significant strain on our existing personnel and resources. Similarly, acquisitions may subject us to liabilities and risks that are not known or identifiable at the time of the acquisition or may cause disruptions in our operations and divert management’s attention from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners. We may have to use cash, incur debt or issue equity securities to pay for any future acquisitions. Use of cash or debt may affect our liquidity and use of cash would reduce our cash reserves and reduce our financial flexibility. The issuance of equity securities for any acquisition could be substantially dilutive to our shareholders. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for intangible assets with indefinite useful lives. In consummating acquisitions, we are also subject to risks of entering geographic and business markets in which we have no or limited prior experience. If we are unable to fully integrate acquired businesses, products or technologies with our existing operations, we may not receive the intended benefits of an acquisition.

Accounting for equity investments in companies may affect our operating results

We have made equity investments in other software companies and a private equity fund. Some of these investments have not performed well, and we’ve recognized accounting charges due to the impairment of the value of our investments. Other investments have performed better, including our investment in one software company, which was subsequently acquired by a publicly traded company. We regularly consider opportunities to make equity investments in other companies focused on software development or marketing activities, and expect from time to time to complete additional investments. These investments are risky because the market for the products and technologies being developed by these companies are typically in the early stages and may never materialize. In addition, we have made at least one investment in a private software company that has required us to consolidate the results of operations of this company into ours and we may determine in the future to invest in additional companies at similar levels. We may be required to incur charges for the impairment of value of our investments. We will be required to closely monitor the financial health of the private companies in which we hold or make equity investments. If we are required to consolidate the operating results of these companies and they are unable to operate to a profit, our operating results may be adversely affected. For investments accounted for under the equity method, we will also be required to record losses if we determine that an impairment exists.

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

Failure to adequately protect our intellectual property rights could harm our competitive position

Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology. We generally rely on a combination of trademark, trade secret, patent, copyright law and contractual restrictions to establish and protect our proprietary rights in our products and services.

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

Our business may be adversely affected if our software contains errors or security flaws

The software products we offer are inherently complex. Despite testing and quality control, we cannot be certain that errors or security flaws will not be found in current versions, new versions or enhancements of our products after commencement of commercial shipments. Significant technical challenges also arise with our products because our customers purchase and deploy our products across a variety of computer platforms and integrate them with a number of third-party software applications and databases. If new or existing customers have difficulty deploying our products or require significant amounts of customer support, our operating margins could be harmed. Moreover, we could face possible claims and higher development costs if our software contains undetected errors or security flaws or if we fail to meet our customers’ expectations. As a result of the foregoing, we could experience:

•	loss of or delay in revenues and loss of market share;

•	loss of customers;

•	damage to our reputation;

•	failure to achieve market acceptance;

•	diversion of development resources;

•	increased service and warranty costs;

•	legal actions by customers against us which could, whether or not successful, increase costs and distract our management; and

•	increased insurance costs.

The detection and correction of any security flaws can be time consuming and costly. In addition, a product liability claim, whether or not successful, could harm our business by increasing our costs and distracting our management.

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

Failure to attract and retain personnel may negatively impact our business

Our ability to manage the operation of our business and our future success depend on our ability to attract, motivate and retain qualified employees. In addition, the success of our business is substantially dependent on the services of our Chief Executive Officer and other officers and key employees. As our business grows, we will need to hire additional administrative, sales and marketing, support, research and development and other personnel. There has in the past been and there may in the future be a shortage of personnel that possess the technical background necessary to sell, support and develop our products effectively. Competition for skilled personnel is intense, and we may not be able to attract, assimilate or retain highly qualified personnel in the future. Hiring qualified sales, marketing, administrative, research and development and customer support personnel is very competitive in our industry, particularly in Southern California where Quest is headquartered.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate and administrative headquarters and certain research and development, sales and marketing and support personnel are located at two buildings that comprise our 170,000 square foot facility that we own in Aliso Viejo, California. We also lease properties throughout the United States and foreign countries to house additional research and development, sales and marketing, general and administrative and support personnel. Our largest leased facilities include:

Location	Area Leased (sq. ft.)	Lease Expiration
St. Petersburg, Russia	47,887	May 2010(a)
Burnham, United Kingdom (b)	20,573	March 2006
Toronto, Canada	34,039	December 2008
Dublin, Ohio	33,007	March 2008
Warrenville, Illinois	30,656	July 2007
Ottawa, Canada	24,054	May 2008
Melbourne, Australia	21,473	March 2010

(a)	Provisions in this lease agreement allow us to terminate this lease in 2008.
(b)	Personnel in this office will be relocated to a 29,090 square foot office in Maiden, United Kingdom in March 2006.

We believe that our properties are in good condition, adequately maintained and suitable for the conduct of our business. Certain of our lease agreements provide options to extend the lease for additional specified periods. For additional information regarding our obligations under leases, see Note 12 to our “Consolidated Financial Statements”.

Item 3.	Legal Proceedings

We are a party from time to time to a variety of litigation or administrative proceedings, which we consider to be routine and incidental to our business. Management does not expect the results of any of these proceedings to have a material adverse effect on our results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ National Market under the symbol “QSFT.” The following table sets forth the high and low sale prices on the NASDAQ National Market for our common stock for the periods indicated.

	Price Range of Common Stock
	High	Low
2005:
First Quarter	$16.15	$13.03
Second Quarter	14.01	11.44
Third Quarter	15.43	12.80
Fourth Quarter	15.95	13.33
2004:
First Quarter	$17.81	$13.99
Second Quarter	16.90	11.00
Third Quarter	12.91	9.61
Fourth Quarter	16.59	11.19

On February 21, 2006, the closing price of our common stock on the NASDAQ National Market was $14.90 per share. As of February 21, 2006, there were 189 holders of record of our common stock (not including beneficial holders of shares held in “street name”).

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

Item 6.	Selected Financial Data

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Consolidated Income Statement Data:
Revenues:
Licenses	$260,349	$225,032	$179,560	$160,636	$174,134
Services	216,033	164,431	124,728	94,946	72,389

Total revenues	476,382	389,463	304,288	255,582	246,523
Cost of revenues:
Licenses	5,004	3,958	4,312	3,539	4,510
Services	38,128	29,646	21,365	17,913	18,985
Amortization of purchased technology	10,910	8,107	7,675	5,744	8,003

Total cost of revenues	54,042	41,711	33,352	27,196	31,498

Gross profit	422,340	347,752	270,936	228,386	215,025
Operating expenses:
Sales and marketing	200,335	170,702	144,460	128,570	124,079
Research and development	87,876	78,305	67,448	60,051	63,334
General and administrative	45,034	36,493	29,656	24,971	24,589
Intangible asset and goodwill amortization (1)	7,179	5,212	3,390	2,037	56,724
In-process research and development	7,840	6,980	—	2,900	—
Litigation loss provision	—	16,000	—	—	—

Total operating expenses	348,264	313,692	244,954	218,529	268,726
Gain on sale of Vista Plus product suite (2)	—	29,574	—	—	—

Income (loss) from operations	74,076	63,634	25,982	9,857	(53,701)
Other income (expense), net	(1,634)	8,976	7,637	8,651	3,803

Income (loss) before income tax provision	72,442	72,610	33,619	18,508	(49,898)
Income tax provision	30,644	25,390	12,103	8,124	5,861

Net income (loss)	$41,798	$47,220	$21,516	$10,384	$(55,759)

Basic net income (loss) per share	$0.43	$0.50	$0.23	$0.12	$(0.64)
Diluted net income (loss) per share	$0.41	$0.48	$0.23	$0.11	$(0.64)
Weighted average shares outstanding:
Basic	97,621	94,622	92,081	90,065	87,632
Diluted	100,770	98,158	94,231	92,820	87,632

(1)	We adopted SFAS No. 142 and discontinued amortizing goodwill in 2002.
(2)	See Note 4 of our “Notes to Consolidated Financial Statements.”

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$242,961	$297,576	$278,366	$207,546	$207,156
Total assets (a)	973,007	843,351	667,811	591,281	540,125
Current and long-term portion of deferred revenue	175,247	127,253	83,373	63,210	50,395
Short-term obligations (a)	90,357	102,891	58,585	44,148	43,222
Long-term obligations	12,036	6,295	1,677	5,941	5,140
Total shareholders’ equity (a)	695,367	606,912	524,176	477,982	441,368

(a)	We have adjusted certain account balances presented in our Consolidated Balance Sheet as of December 31, 2005 and our Consolidated Statement of Cash Flows for the year then ended, appearing elsewhere in this report, to reflect certain immaterial reclassifications and adjustments to goodwill, additional paid-in-capital and the balance sheet tax accounts identified subsequent to the filing of our Current Report on Form 8-K dated February 6, 2006 (which included our preliminary consolidated financial information as of and for the year ended December 31, 2005). The foregoing adjustments had no impact on our consolidated income statement or on our net cash flows presented herein, or on our consolidated financial statements reported for any interim period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated financial statements and notes to those statements included elsewhere in this Report. Certain statements in this Report, including statements regarding our business strategies, operations, financial condition and prospects are forward-looking statements. Use of the words “believe,” “expect,” “anticipate,” “will,” “contemplate,” “would” and similar expressions that contemplate future events may identify forward-looking statements.

Numerous important factors, risks and uncertainties affect our operations and could cause actual results to differ materially from those expressed or implied by these or any other forward-looking statements made by us or on our behalf. Readers are urged to carefully review and consider the various disclosures made in this Report, including those described under “Risk Factors,” and in other filings with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management’s opinions only as of the date thereof. We do not assume any obligation to revise or update forward-looking statements. Finally, our historic results should not be viewed as indicative of future performance.

Overview

Our Company and Business Model

Quest Software, Inc. delivers innovative products that help IT organizations get more performance from their computing environment. Our product areas are Application Management, Database Management and Infrastructure Management. The focus of our products is based upon generating higher levels of performance, manageability and productivity throughout our customers’ IT infrastructure and with products and services that enable them to manage the investments they have made within their IT environment. Our initial core competency as a database management company enabled us to extend into the application management market as the architecture behind new applications leveraged the powerful back-end processing requirements of large complex databases. As we expanded our presence into new markets, and as the Microsoft platform became ubiquitous within our customer base, we developed expertise within the Windows market through the initial acquisition of Fastlane Technologies and then Aelita Software combined with internal development success. During 2005, we continued to broaden and accelerate our focus within both the database management and infrastructure management markets with the recent acquisitions of Imceda, Vintela and Wingra.

Our revenue consists primarily of software license fees and post-contract technical support fees from customers. Our software licensing model is primarily based on perpetual license fees, and our license fees are typically calculated either on a per-server basis or a per-seat basis. Post-contract technical support contracts entitle a customer to telephone or internet support and unspecified maintenance releases, updates and enhancements. First-year maintenance contracts are typically sold with the related perpetual software license and renewed on an annual basis thereafter at the customer’s option. Annual post-contract technical support renewal fees are priced as a percentage of the net initial license fee of a perpetual license and first year maintenance. Revenue is allocated to post-contract technical support based on vendor-specific objective evidence of fair value and amortized over the term of the maintenance contract, typically 12 months. We also provide professional consulting and training services, which relate to installation of our products and do not include significant customization to or development of the underlying software code. Revenue is allocated to professional consulting and training services based on VSOE of fair value and recognized as the services are performed. Such revenues represent 13.5%, 11.9% and 10.0% of total services revenues for the twelve months ended December 31, 2005, 2004 and 2003, respectively.

We invest heavily in research and development in order to design, develop and enhance a wide variety of products and technologies that will be attractive to customers. In addition, we are primarily a direct-sales driven organization that expends significant selling costs in order to secure new customer license sales and the follow-on post-contract technical support revenue stream that can continue forward beyond the initial license sale.

Our 2005 Results

As discussed in more detail throughout our MD&A:

•	From 2004 to 2005, total revenues increased 22.3% to $476.4 million and total expenses increased 13.2% to $402.3 million, resulting in operating margin of 15.5%. Income from operations increased from $63.6 million to $74.1 million and net income decreased from $47.2 million to $41.8 million.

•	Our Infrastructure Management products were the primary product contributors to revenue growth from 2004 to 2005. Our Database Code Quality and Optimization product family also contributed significantly to total revenues and revenue growth in 2005. Geographically, our North American operations were the largest contributor to license and services revenue dollar growth from 2004 to 2005. However, license and services revenues outside of North America grew at a higher overall percentage rate than North America in these periods.

•	Sales of perpetual software licenses, post-contract technical support and professional consulting and training services from acquired company products were significant contributors to revenue growth in 2005. The contribution from these acquired companies to our total revenue growth in 2005 was approximately $21.5 million or 24.7%. Results of operations from all acquisitions are included in our consolidated income statements from the respective dates of acquisition. For more information concerning our acquisitions during the periods presented herein, see Note 4 of our “Notes to Consolidated Financial Statements.”

•	When comparing our 2005 results of operations to 2004, note that the twelve month-period ended December 31, 2004 included approximately $10.6 million in total revenues, the majority of which was services revenue, from our Vista Plus output management product line, which we sold in September 2004. In connection with this asset disposition, we also recorded a gain of $29.6 million, which was classified as pretax operating income in our consolidated income statement.

•	Our primary expenses are our personnel costs, which include compensation and benefits and costs of office facilities and travel and entertainment, which are a function of our world-wide headcount. We estimate that these personnel related costs represented approximately 70% of total expenses in 2005. Our headcount at the end of fiscal 2005 was approximately 2,750 compared to approximately 2,250 at the end of fiscal 2004.

•	While currency fluctuations between 2004 and 2005 significantly impacted our Other Income (Expense), net, as described in the comparison below, currency fluctuations did not materially affect our income from operations in 2005.

Expectations for 2006

•	In 2006, we expect to continue to grow licenses and services revenues. We expect this growth to continue to be weighted toward a stronger third and fourth quarter, similar to the last several years. This generally means that operating income margins are expected to be lower than the full year average in early quarters and higher than average in the third and fourth quarters. We plan to expand our investment within our sales, marketing and research and development organizations to supplement our current efforts and drive for growth over the next few years. In the sales arena, we will be increasing sales headcount by building upon the efficiencies and success within our telesales organization and also expanding our field activities with our key partners. Within research and development, we will continue investing to further realize the benefits from offshore development in lower cost geographies. We plan to incrementally broaden our resources to focus on delivering management products for a new set of technologies. Lastly, we plan to increase our investment in the Asia Pacific region. Although our investments in a broader field sales presence have generally been successful, most notably in Europe, there can be no assurance that future efforts will achieve the same result.

•	An element of our business strategy involves the acquisition of businesses, assets, products or technologies that allow us to reduce the time required to develop new technologies and products and bring them to market, incorporate enhanced functionality into and complement our existing product offerings, augment our engineering workforce, and/or enhance our technological capabilities. We plan to continue to evaluate strategic opportunities as they arise, including acquisitions and other business combination transactions, strategic relationships, strategic investments in private companies and the purchase of assets.

•	Under the new accounting rules for stock-based compensation, we will begin to expense unvested and newly granted stock options beginning January 1, 2006. This will substantially increase our stock-based compensation expense, a non-cash expense, and will substantially reduce our operating margins. As discussed in Note 1 of our “Notes to Consolidated Financial Statements,” inclusion of the compensation cost related to the fair value of stock option grants in our financial results would have reduced 2005 net income from $41.8 million to $22.0 million.

Recently Issued Accounting Pronouncements

In December 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123R requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values and does not allow the previously permitted disclosure-only method as an alternative to financial statement recognition. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations and amends SFAS No. 95, Statement of Cash Flows. We adopted this new standard on January 1, 2006.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all stock-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date that remain unvested on the effective date.

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above but also permits restatement using amounts previously disclosed under the pro forma provisions of SFAS 123 either for (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We plan to use the modified-prospective method of adoption and for purposes of estimating the compensation cost of our option grants the fair value of each option grant will be estimated on the date of grant using the Black-Scholes option-pricing model.

The adoption of the SFAS 123R fair value method will have a significant adverse impact on our reported results of operations, although it will have no impact on our overall financial position. The balance of unearned stock-based compensation to be expensed in the period 2006 through 2010 related to stock-based awards unvested at December 31, 2005, as previously calculated under the disclosure-only requirements of SFAS 123 (adjusted for estimated forfeitures), is approximately $74.0 million. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees or assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions. We anticipate we will grant additional employee stock options in 2006. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of shares awarded as part of those grants and the then current fair values.

Had we adopted SFAS 123R in prior periods, the magnitude of the impact of that standard on our results of operations would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes option pricing model as described in the disclosure of pro forma net income (loss) and pro forma net income (loss) per share in Note 1 of our “Notes to Consolidated Financial Statements.” SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after its adoption. While we cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized related to such excess tax deductions was $7.8 million, $3.9 million and $8.9 million in 2005, 2004 and 2003, respectively.

See Note 1 of our “Notes to Consolidated Financial Statements” for information regarding other recent accounting pronouncements.

Critical Accounting Policies and Estimates

Our consolidated financial statements are based on the selection and application of generally accepted accounting principles, which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates and any such differences may be material to our financial statements. We believe that the policies set forth below may involve a higher degree of judgment and complexity in their application than our other accounting policies and represent the critical accounting policies and estimates used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. Historically, our assumptions, judgments and estimates relative to our critical accounting policies and estimates have not differed materially from actual results. Our significant accounting policies are presented within Note 1 of our Notes to Consolidated Financial Statements. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the related disclosures.

Revenue Recognition

We recognize revenue in accordance with current generally accepted accounting principles that have been prescribed for the software industry. Our revenue recognition policy is one of our critical accounting policies because revenue is a key component of our results of operations and is based on complex rules that require us to make significant judgments and estimates. In applying our revenue recognition policy we must determine which portions of our revenue are recognized currently (generally perpetual software licenses) and which portions must be deferred (generally post-contract technical support and professional consulting and training services). In addition, we analyze various factors including our pricing policies, the credit-worthiness of our customers, accounts receivable aging data and contractual terms and conditions in helping us make judgments about revenue recognition. Changes in judgments on any of these factors could materially impact the timing and amount of revenue and costs recognized.

We derive revenues from three primary sources: (1) perpetual software licenses, (2) annual maintenance and support services (referred to as post-contract technical support) and (3) professional consulting and training services.

We license our products primarily through our direct sales force and, increasingly, our telesales force. For these sales, we utilize written contracts as the means to establish the terms and conditions upon which our products and services are sold to our end customers. We also sell our products indirectly through resellers and distributors. For these indirect sales transactions, we accept orders from our resellers and distributors when they have existing, valid orders from an end customer. We utilize written contracts coupled with purchase orders as the means to establish the terms and conditions of, and to initiate sales for, these indirect sales transactions.

We initially capture value for our products by selling a perpetual software license to end customers. The fee for the first year of post-contract technical support is included in, or bundled with, the perpetual software license at the time of initial sale. As such, the combination at initial sale of a perpetual software license and one year of post-contract technical support represents a “multiple-element” arrangement for revenue recognition purposes.

We account for the perpetual software license component of these multiple-element arrangements using the residual method, which requires recognition of the perpetual software license revenue once all software products have been delivered to the end customer and the only undelivered elements are post-contract technical support and/or professional consulting and training services. Value of the undelivered elements is determined based on vendor specific objective evidence (VSOE) of fair value and is deferred. The residual value, after allocation of the fee to the undelivered elements based on VSOE of fair value, is then allocated to the perpetual software license for the software products being sold.

Our post-contract technical support VSOE of fair value is determined by reference to the prices our end customers pay for this support when it is sold separately; that is, when we enter into an arms length, annual renewal transaction with end customers where the only offering sold is post-contract technical support. These standalone post-contract technical support renewal transactions are typically for one year in duration and are priced as a targeted percentage of the initial, discounted purchase price. We bill these renewal transactions in advance of the services provided. We also offer end customers the right to purchase post-contract technical support for multiple annual periods beyond the first year.

Our professional consulting and training services VSOE of fair value is determined by reference to our established pricing and discounting practices for these services when sold separately. Our professional consulting and training services are typically sold as time-and-materials based contracts that range from five to fifteen days in duration. We sell professional consulting and training services both standalone and as part of multiple-element arrangements.

Our VSOE of fair value is impacted by estimates and judgments that, if significantly different, could materially impact the timing and amount of revenue recognized in current and future periods. These estimates and judgments include, among other items, the ability to identify and validate VSOE of fair value for undelivered elements via the use of sampling techniques, the fair value of that undelivered element and where a customer’s post-contract technical support renewal is in its product life cycle when numerous year’s renewal efforts have been combined into one transaction (a co-term). Historically, we have been able to establish VSOE of fair value for post-contract technical support and professional consulting and training services but we may modify our pricing and discounting practices in the future. This could result in changes to our VSOE of fair value for these undelivered elements. If this were to occur, our future revenue recognition for multiple-element arrangements would differ significantly from our historical results. If we were unable to support at all through VSOE the fair value of our post-contract technical support, the entire amount of revenue from our initial, upfront sale of both a perpetual software license bundled with one year of post-contract technical support would be deferred and recognized ratably over the life of the contract.

In addition to perpetual software licenses, we sell a small amount of time-based software licenses (or term licenses) each year. Approximately 1% of 2005 total revenue was generated by these time-based software licenses wherein customers pay a single fee for the right to use the software and receive post-contract technical support for a defined period of time. All license and support revenues on these term licenses are deferred and recognized ratable over the license term.

When all four of our revenue recognition criteria are met as explained in Note 1 of our “Notes to Consolidated Financial Statements,” the multiple-element aspect of our arrangements means the only revenue recognized upfront, at the time of initial sale, is the residual revenue allocated to the perpetual software license. The revenue associated with the undelivered post-contract technical support and/or professional consulting and training services included in the initial sale is deferred and is subsequently recorded to revenue ratably over the support term and as such services are performed, respectively.

Revenue for our standalone sale of annual post-contract technical support renewals in years two, three and beyond is recognized ratably over the support term. Sales of post-contract technical support for multiple annual periods are treated similarly.

Revenue from our professional consulting and training services is recognized as contracted work is performed as agreed with end customers unless the Statement Of Work (SOW) specifies alternate treatment.

Indirect sales, which are a small portion of our historical transaction volume, are generally handled via a process and rules that are similar to an end customer sale. However, we typically defer revenue recognition on indirect sales transactions of significant size until receipt of payment unless we have a payment history with the reseller or distributor with no late payment experiences.

For additional information regarding our revenue recognition accounting policies see Note 1 of our “Notes to Consolidated Financial Statements.”

Asset Valuation

Asset valuation includes assessing the recorded value of certain assets, including accounts receivable, goodwill and other intangible assets. We use a variety of factors to assess valuation, depending upon the asset.

•

Accounts receivable—We maintain an allowance for sales returns and cancellations as well as an allowance for bad debt. Regarding our allowance for sales returns and cancellations, our standard form license and post-contract technical support and/or service agreements do not typically or expressly provide for product returns or cancellations as a matter of right unless we have breached the product warranty and are unable to cure the breach. Our product warranties are typical industry warranties that a product will perform in accordance with established product requirements. However, we maintain the sales returns and cancellations allowance to cover the circumstances where the company accepts returns or cancellations on a discretionary basis even though not contractually obligated to do so. This allowance covers estimated losses for our customer’s unwillingness to make required payments. The allowance for bad debt is for estimated losses resulting from our customer’s inability to make required payments related to enforceable contracts. To support both these allowances, we are required to make significant estimates of future software license returns, of cancellations for both post-contract technical support and of professional consulting and training services, and of write-offs of customer accounts as bad debts—all related to current period revenues. The amount of our reserves is based on these estimates, the contractual terms and conditions of our contracts, our accounts receivable aging, our historical experience, and our current analysis of the credit-worthiness of our customers and the collectability of our accounts receivable. As a percentage of total revenues, charges against these two reserves were 0.9% and 1.1% in the years ended December 31, 2005 and 2004, respectively. If the financial condition of our customers were to deteriorate, resulting in their unwillingness or inability to make payments, additional allowances may be required which would result in additional general and administrative expense in the period such determination was made. Additionally, if significant product performance issues were to arise resulting in our accepting sales returns, additional allowances may be required which would result in a reduction of revenue in the period such determination was made. Given our warranty approach, we have not historically seen this type of significant product performance issue. While such return, cancellation and bad debt write-off amounts have historically been within our expectations and the allowances established we cannot guarantee that we will continue to experience the same future performance that we have in the past.

•	Goodwill—Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. We performed our annual impairment review in the fourth quarter of 2005 and determined that the carrying value of each reporting unit was less than the estimated fair value of the reporting units. In calculating the fair value of the reporting units (licenses and services), the Market Approach and Income Approach were the methodologies deemed the most reliable and were the primary methods used for our impairment analysis. We will continue to perform annual impairment reviews during the fourth quarter of each year, or earlier if indicators of potential impairment exist. Future impairment reviews could result in significant charges against earnings to write down the value of goodwill.

•	Intangible assets—These assets are recorded at their appraised value and amortized using the straight-line method over estimated useful lives between two years and seven years. The net carrying amount of other intangible assets was considered recoverable at December 31, 2005. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, these intangible assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. We periodically review the carrying value of these assets to determine whether or not impairment to such value has occurred. In the event that in the future it is determined that the other intangible assets value has been impaired, an adjustment will be made in that corresponding period resulting in a charge against earnings for the write-down.

Accounting for Income Taxes

As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires a significant amount of judgment, estimation and uncertainty and our estimate of income taxes can be highly sensitive to shifts between such tax jurisdictions. Additionally, our U.S and foreign tax returns are subject to routine compliance reviews by the various tax authorities. Although we believe we have appropriate support for the positions taken on our tax returns, our income tax expense includes amounts intended to satisfy income tax assessments that could result from the examination of our tax returns. Determining the income tax expense for such contingencies requires a significant amount of judgment and estimation. We evaluate such tax contingencies in accordance with the requirements of SFAS No. 5, Accounting for Contingencies, and have accrued for income tax contingencies that meet both the probable and estimable criteria of SFAS No. 5. These estimates are updated over time as more definitive information becomes available from taxing authorities, completion of tax audits, expiration of statutes of limitation, or upon occurrence of other events. The amounts ultimately paid upon resolution of such contingencies could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our consolidated results of operations. The tax contingency accrual is recorded as a component of our net income taxes payable/receivable balance.

We recognize deferred income tax assets and liabilities based upon the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Such deferred income taxes primarily relate to the timing of the recognition of certain revenue items and the timing of the deductibility of certain reserves and accruals for income tax purposes. We regularly review the deferred tax assets for recoverability and establish a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. If we are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time periods within which the underlying timing differences become taxable or deductible, we could be required to establish an additional valuation allowance against the deferred tax assets, which could result in a substantial increase in our effective tax rate and have a materially adverse impact on our operating results. U.S. income taxes were not provided for on undistributed earnings from certain non-U.S. subsidiaries. Those earnings are considered permanently reinvested.

Results of Operations

Except as otherwise indicated, the following are percentage of total revenues:

	Year Ended December 31,
	2005	2004	2003
Revenues:
Licenses	54.7%	57.8%	59.0%
Services	45.3	42.2	41.0

Total revenues	100.0	100.0	100.0

Cost of revenues:
Licenses	1.1	1.0	1.4
Services	8.0	7.6	7.0
Amortization of purchased technology	2.3	2.1	2.5

Total cost of revenues	11.4	10.7	10.9

Gross profit	88.6	89.3	89.1
Operating expenses:
Sales and marketing	42.1	43.8	47.5
Research and development	18.4	20.1	22.2
General and administrative	9.5	9.4	9.7
Amortization of other purchased intangible assets	1.5	1.3	1.1
In-process research and development (1)	1.6	1.8	—
Litigation loss provision	—	4.1	—

Total operating expenses	73.1	80.5	80.5
Gain on sale of Vista Plus product suite (1)	—	7.6	—

Income from operations	15.5	16.4	8.6
Other income (expense), net	(0.3)	2.3	2.6

Income before income tax provision	15.2	18.7	11.2
Income tax provision	6.4	6.5	4.0

Net income	8.8%	12.2%	7.2%

(1)	See Note 4 of our “Notes to Consolidated Financial Statements”

Comparison of Fiscal Years Ended December 31, 2005 and 2004

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages):

			Increase
	2005	2004	Dollars	Percentage
Revenues:
Licenses
North America	$162,930	$148,657	$14,273	9.6%
Rest of World	97,419	76,375	21,044	27.6%

Total license revenues	260,349	225,032	35,317	15.7%

Services
North America	151,870	121,081	30,789	25.4%
Rest of World	64,163	43,350	20,813	48.0%

Total service revenues	216,033	164,431	51,602	31.4%

Total revenues	$476,382	$389,463	$86,919	22.3%

Licenses Revenues—Growth in license revenues is primarily a result of increased software license sales within our Infrastructure Management and Database Management product lines, which increased by approximately 35% and 11%, respectively, from the twelve months of 2004 to the comparable period in 2005. Approximately 37%, or $17.3 million, of 2004 to 2005 license revenue growth derived from license revenues from products acquired in 2005.

Services Revenues—The largest component of services revenues is post-contract technical support revenue. Services revenues also include fees for professional consulting and training services. Our Infrastructure Management product line and our Code Quality and Optimization products primarily drove growth in services revenues. Service revenues from these product categories increased by approximately $32.4 million. Post-contract technical support revenues from renewals of annual maintenance agreements have continued to grow and revenues from professional consulting and training services increased $9.5 million or 48%. Professional consulting and training services as a percentage of total service revenues represented approximately 13% and 12% in the twelve months ended December 31, 2005 and 2004, respectively. Our North American operating results for the first three quarters of 2004 included approximately $7.3 million in services revenues from our Vista Plus output management product line, which we sold in September 2004. Excluding the Vista Plus service revenues from our 2004 results, our North American service revenues increased by 34%.

As our software post-contract technical support customer base grows, our post-contract technical support renewal rate has a larger influence on the growth rate of overall revenues. Therefore, the growth rate of overall revenues does not necessarily correlate directly to the growth rate of new software license revenues in a given period. The primary determinant of post-contract technical support revenue growth is the rate at which our customers renew their annual maintenance agreements. If our post-contract technical support renewal rates were to decline materially, our post-contract technical support revenues and total revenues would likely decline materially as well. Although we do not currently expect our post-contract technical support renewal rates to deteriorate, there can be no assurance they will not.

Cost of Revenues

Total cost of revenues and year-over-year changes are as follows (in thousands, except for percentages):

			Increase
	2005	2004	Dollars	Percentage
Cost of Revenues:
Licenses	$5,004	$3,958	$1,046	26.4%
Services	38,128	29,646	8,482	28.6%
Amortization of purchased technology	10,910	8,107	2,803	34.6%

Total cost of revenues	$54,042	$41,711	$12,331	29.6%

Cost of Licenses—Cost of licenses primarily consists of third-party software royalties, product packaging, documentation, duplication, delivery and personnel costs. Cost of licenses as a percentage of license revenues was 1.9% and 1.8% for the twelve months ended December 31, 2005 and 2004, respectively. Cost of licenses as a percent of total revenues was approximately 1% in both the twelve months ended December 31, 2005 and 2004. The absolute dollar increase is primarily the result of increased license sales of royalty-bearing products.

Cost of Services—Cost of services primarily consists of personnel, outside consultants, facilities and systems costs used in providing post-contract technical support, professional consulting and training services. Personnel related costs increased by approximately $6.0 million, primarily due to significant growth in headcount. Fees paid to outside professional services consultants in support of product deployments increased by $1.6 million in the twelve months ended December 31, 2005 over the comparable period in 2004. Cost of services as a percentage of service revenues was 17.6% and 18.0% in the twelve months ended December 31, 2005 and 2004, respectively.

Amortization of Purchased Technology—Amortization of purchased technology includes amortization of the fair value of acquired technology associated with acquisitions made since 2001. The amount amortized during the twelve months ended December 31, 2005 increased primarily as a result of our acquisitions of Imceda and Vintela. We expect amortization of purchased technology to be at least $13.1 million in the year ending December 31, 2006.

Operating Expenses

Year-over-year changes in the principal components of our operating expenses are as follows (in thousands, except for percentages):

			Increase/(Decrease)
	2005	2004	Dollars	Percentage
Operating Expenses:
Sales and marketing	$200,335	$170,702	$29,633	17.4%
Research and development	87,876	78,305	9,571	12.2%
General and administrative	45,034	36,493	8,541	23.4%
Amortization of other purchased intangible assets	7,179	5,212	1,967	37.7%
In-process research and development	7,840	6,980	860	12.3%
Litigation loss provision	—	16,000	(16,000)	(100.0)%

Total operating expenses	$348,264	$313,692	$34,572	11.0%

Sales and Marketing—Sales and marketing expenses consist primarily of the following types of costs related to our sales and marketing activities: compensation and benefits for personnel; sales commissions; facilities and information systems (“IS”); trade shows; travel and entertainment; and various discretionary marketing programs. Personnel related costs, such as labor, commissions, bonuses, vacation, travel, reward programs and payroll taxes increased approximately $26.8 million. The increase to personnel related expense is primarily due to significant growth in headcount, including the additional headcount from the acquisitions of Imceda and Vintela, and to increased commissions on higher revenue growth. Marketing communications, programs, conferences, and road/trade show expenses increased by approximately $2.1 million. A portion of the overall increase was offset by a reduction of approximately $1.8 million to depreciation expense related to our sales force automation system, implemented during 2001 and fully depreciated by the end of the third quarter in 2004. Sales and marketing expenses as a percentage of total revenues were 42.1% and 43.8% in 2005 and 2004, respectively.

Research and Development—Research and development expenses consist primarily of compensation and benefit costs for software developers, software product managers, quality assurance and technical documentation personnel, associated facilities and IS costs and payments made to outside software development consultants in connection with our ongoing efforts to enhance our core technologies and develop additional products. Personnel related costs, such as labor, bonuses, vacation, stock-based compensation, travel, reward programs and payroll taxes increased approximately $6.1 million. This increase in personnel related expenses is attributable to an increase in the number of employees engaged in research and development activities in 2005, resulting from both direct hiring and acquisitions, including the acquisitions of Imceda and Vintela, as well as increased cash compensation levels. Research and development expenses as a percentage of total revenues were 18.4% and 20.1% for the twelve months ended December 31, 2005 and 2004, respectively.

General and Administrative—General and administrative expenses consist primarily of compensation and benefit costs for our executive, finance, legal, administrative and IS personnel, professional fees for audit, tax and legal services, and associated facilities and IS costs. Compensation and benefit costs, such as labor, bonuses, temporary labor and payroll taxes, increased approximately $6.4 million. This increase in personnel related expenses is attributable to an increase in the number of employees engaged in general and administrative activities in 2005, resulting primarily from direct hiring, as well as increased cash compensation levels. Higher accounting and tax fees related to our ongoing SOX 404 compliance efforts also contributed approximately $0.9 million, or 10.6%, of the increase in general and administrative expenses. Consulting fees for matters unrelated to SOX 404 increased by approximately $0.9 million. Legal costs decreased by approximately $1.5 million as a result of the settlement or dismissal of material litigation matters in the first quarter of 2005. General and administrative expenses as a percentage of total revenues were 9.5% and 9.4% for the twelve months ended December 31, 2005 and 2004, respectively.

Amortization of Other Purchased Intangible Assets—Amortization of other purchased intangible assets includes the amortization of customer lists, trademarks, non-compete agreements and maintenance contracts associated with acquisitions. The amount amortized during 2005 increased primarily as a result of our acquisitions of Imceda and Vintela. We expect amortization of other purchased intangible assets to be at least $6.7 million in the year ending December 31, 2006.

In-Process Research and Development—In-process research and development expenses relate to in-process technology acquired from Wingra Technologies, LLC in January 2005, our acquisition of Vintela in July 2005 and our acquisitions of Aelita and Lecco in March and April of 2004, respectively. These costs were charged to operations as the technologies had not reached technological feasibility and did not have alternative future uses at the date of acquisition.

Other Income (Expense), Net

Other income (expense), net includes interest income on our investment portfolio, and gains and losses from foreign exchange fluctuations, as well as gains or losses on other financial assets. Other income (expense), net decreased from a $9.0 million gain in 2004 to a $1.6 million loss in 2005. Interest income was $6.8 million and $7.3 million in the twelve months ended December 31, 2005 and 2004, respectively. We had a foreign currency loss of $5.7 million in 2005 compared to a foreign currency gain of $3.2 million in 2004. Our foreign currency losses are predominantly attributable to translation losses on net monetary assets, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound. The foreign currency translation adjustments to these balance sheet items are calculated by comparing the currency spot rates at the end of a quarter to the spot rates at the end of the previous quarter. On this basis the U.S. Dollar has strengthened against the Euro and the British Pound during 2005. Other income (expense), net includes several other components, of which the majority relates to costs incurred with operating and maintaining our corporate aircraft.

Income Tax Provision

During the twelve months ended December 31, 2005, the provision for income taxes increased to $30.6 million from $25.4 million in the comparable period of 2004, representing an increase of $5.2 million or 20.5%. The effective income tax rate increased to 42.3% in 2005, compared to 35.0% in 2004. Included in income tax expense for the twelve months ended December 31, 2005, is a tax provision of approximately $2.3 million related to our repatriation of approximately $43.5 million of qualified earnings under the applicable provisions of the American Jobs Creation Act of 2004. Additional increases are largely a result of a shift in the profitability from entities located in lower tax jurisdictions to entities located in higher tax jurisdictions.

Comparison of Fiscal Years Ended December 31, 2004 and 2003

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages):

			Increase
	2004	2003	Dollars	Percentage
Revenues:
Licenses
North America	$148,657	$126,149	$22,508	17.8%
Rest of World	76,375	53,411	22,964	43.0%

Total license revenues	225,032	179,560	45,472	25.3%

Services
North America	121,081	94,408	26,673	28.3%
Rest of World	43,350	30,320	13,030	43.0%

Total service revenues	164,431	124,728	39,703	31.8%

Total revenues	$389,463	$304,288	$85,175	28.0%

Licenses Revenues—Growth in license revenues for the twelve months ended December 31, 2004, is primarily a result of robust sales within our Infrastructure Management product line and development and deployment products within our Database Management product line. The license revenue contribution from the acquired Aelita products was less identifiable because we created product suites comprising both Aelita and Quest Windows infrastructure solutions products and because in some cases Aelita products had replaced comparable Quest products. We nonetheless estimated that acquired Aelita products contributed approximately 50% of the $45.5 million license revenues growth from 2003 to 2004. We also noted particular strength of the sales of Aelita products in EMEA. The Infrastructure Management products represented approximately 33% of total software license sales for the year ended December 31, 2004. Software license sales of our development and deployment products increased approximately 24% from 2003 to 2004, and these products also showed particular strength in Europe. A major new release of our Code Quality and Optimization product was a primary driver of license revenues growth in this product line. In the twelve months ended December 31, 2004, the decline of the U.S. Dollar against the Euro and British Pound contributed approximately $6.3 million to the year over year increase in license revenues. Our currency-adjusted license revenue growth rate would have been 21.8%, compared to the 25.3% mentioned above.

Services Revenues—Three factors were the primary contributors to 31.8% growth in services revenues. First, Aelita contributed approximately $15.0 million in maintenance revenue for the year ended December 31, 2004. Second, maintenance revenues from renewals of annual maintenance agreements continued to grow. Third, revenues from post-sales consulting and training increased from $12.4 million in 2003 to $19.6 million in 2004, representing a 57.6% increase. Post-sales consulting and training as a percentage of total service revenues represented 10.0% and 11.9% in the twelve months ended December 31, 2003 and 2004, respectively. In the twelve months ended December 31, 2004, devaluation of the U.S. Dollar against the Euro and British Pound contributed approximately $2.4 million to the year over year increase in services revenues. Our currency-adjusted services revenue growth rate would have been 29.9%, compared to 31.8% mentioned above.

Cost of Revenues

Total cost of revenues and year-over-year changes are as follows (in thousands, except for percentages):

			Increase/(Decrease)
	2004	2003	Dollars	Percentage
Cost of Revenues:
Licenses	$3,958	$4,312	$(354)	(8.2)%
Services	29,646	21,365	8,281	38.8%
Amortization of purchased technology	8,107	7,675	432	5.6%

Total cost of revenues	$41,711	$33,352	$8,359	25.1%

Cost of Licenses—Cost of licenses as a percentage of license revenues was 1.8% and 2.4% for the twelve months ended December 31, 2004 and 2003, respectively. The percentage of revenue increase was primarily the result of increased license sales of royalty-bearing products.

Cost of Services—The increase in cost of services was primarily due to an increase of $2.2 million in fees paid to outside professional services consultants in support of product deployments and to a 15% increase in headcount, including the additional headcount from the acquisition of Aelita. Cost of services as a percentage of service revenues increased to 18.0% in the twelve months ended December 31, 2004, compared to 17.1% in the comparable period of 2003.

Amortization of Purchased Technology—Amortization of purchased technology includes amortization of the fair value of acquired technology associated with acquisitions made from 2001 through the end of 2004.

Operating Expenses

Year-over-year changes in the principal components of our operating expenses are as follows (in thousands, except for percentages):

			Increase
	2004	2003	Dollars	Percentage
Operating Expenses:
Sales and marketing	$170,702	$144,460	$26,242	18.2%
Research and development	78,305	67,448	10,857	16.1%
General and administrative	36,493	29,656	6,837	23.1%
Amortization of other purchased intangible assets	5,212	3,390	1,822	53.7%
In-process research and development	6,980	—	6,980	—%
Litigation loss provision	16,000	—	16,000	—%

Total operating expenses	$313,692	$244,954	$68,738	28.1%

Sales and Marketing—The increase in sales and marketing expense was primarily attributable to additional headcount from the Aelita acquisition, which contributed approximately $15.4 million in the twelve months ended December 31, 2004, and sales commission expense, which increased $7.8 million year-over-year, as a result of higher license revenues. Sales and marketing expenses as a percentage of total revenues were 43.8% and 47.5% in 2004 and 2003, respectively. The decline in expenses as a percentage of total revenues was primarily attributable to increasing productivity in our sales organization. In the twelve months ended December 31, 2004, the decline of the U.S. Dollar against the Euro and British Pound contributed approximately $5.4 million to the year-over-year increase in sales and marketing expenses.

Research and Development—Research and development expenses as a percentage of total revenues were 20.1% and 22.2% in 2004 and 2003, respectively. The absolute dollar increase in research and development expenses was primarily due to increased headcount associated with the Aelita acquisition. Aelita contributed $6.7 million to research and development costs in 2004. In the twelve months ended December 31, 2004, the decline of the U.S. Dollar against the Euro and British Pound contributed approximately $0.9 million to the year-over-year increase in research and development expenses.

General and Administrative—General and administrative expenses as a percentage of total revenues were 9.4% and 9.7% in 2004 and 2003, respectively. The increase in general and administrative costs in both periods was primarily due to higher compensation costs ($4.0 million), increased accounting fees associated with Sarbanes-Oxley compliance efforts ($1.4 million) and increased litigation defense costs associated with ongoing litigation ($0.4 million). In the twelve months ended December 31, 2004, the decline of the U.S. Dollar against the Euro and British Pound contributed approximately $0.5 million to the year-over-year increase in general and administrative expenses.

Amortization of Other Purchased Intangible Assets—The increase in amortization expense was due to the purchase of intangible assets in conjunction with acquisitions during the first two quarters of 2004.

Other Income, Net

Other income, net increased by $1.4 million to $9.0 million in the twelve months ended December 31, 2004 compared to $7.6 million in the comparable period of 2003. This increase was due to an impairment charge included in other income in 2003 of $3.5 million relating to our investment in an aircraft. The increase was partially offset by lower foreign currency gains in 2004. Foreign currency gains were $3.2 million and $6.2 million in 2004 and 2003, respectively. These gains were primarily attributable to foreign currency fluctuations on certain non-U.S. Dollar denominated assets, primarily accounts receivable and cash held in British Pounds and Euros, which appreciated 7.4% and 7.6%, respectively, against the U.S. Dollar in 2004. Our net interest income was $6.7 million in 2004 versus $5.9 million in 2003.

Income Tax Provision

During the twelve months ended December 31, 2004, the provision for income taxes increased to $25.4 million from $12.1 million in the comparable period of 2003, representing an increase of $13.3 million. The effective income tax rate for 2004 and 2003 was approximately 35.0% and 36.0%, respectively.

Inflation

Inflation has not had a significant effect on our results of operations or financial position for the years ended December 31, 2005, 2004 and 2003.

Liquidity and Capital Resources

Year-over-year changes in the principal components of our liquidity and capital resources are as follows (in thousands, except for percentages):

	2005	% Change	2004
Cash and cash equivalents and short-term marketable securities	$195,423	45.8%	$134,049
Long-term government and government agency securities	47,538	(70.9)	163,527

Total cash, cash equivalents and securities investments	$242,961	(18.4)	$297,576

Net cash provided by operating activities	$101,913	6.0%	$96,106
Net cash used in investing activities	(103,419)	36.7	(75,646)
Net cash provided by financing activities	32	(99.9)	32,421

During 2005 we saw an 18% reduction, or $54.6 million, in liquidity available from cash, cash equivalents and securities investments. The primary contributors to this reduction were cash paid for acquisitions, net of cash acquired, and capital expenditures, including the purchase and build-out of a second building at our Aliso Viejo, California corporate headquarters. The cash consumption from these two sources was only partially offset by cash flow from operating activities.

Operating Activities

Our primary source of cash flow from operating activities is cash collections from our customers whereas our primary use of cash flow from operating activities is for compensation and personnel-related expenditures.

Cash flow from operations has increased during the last two years. During 2005 and 2004 the substantial changes in our cash flows from operating activities were primarily driven by (i) net income from operations; (ii) depreciation and amortization costs, representing non-cash expenses of $30.7 million and $26.4 million in the 2005 and 2004 periods, respectively; (iii) the tax benefit for stock option exercises; (iv) a cash use totaling $16.0 million in 2005 related to a litigation settlement; and (v) changes in working capital. Working capital changes mostly driven by deferred revenue (made up of net cash inflows of $44.0 million and $41.4 million in the 2005 and 2004 periods, respectively) represent the receipt of cash payments for post-contract technical support, which will be delivered over the coming twelve-month period. This cash inflow is partially offset by growth in accounts receivable of $20.5 million and $34.3 million in 2005 and 2004, respectively. The smaller aggregate dollar increase in cash used by accounts receivable in 2005 relative to 2004 is the result of improved collections activity as days sales outstanding (DSO) declined to 72 days from 75 days in 2004.

Investing Activities

Our primary source of investing cash flows is from sales and maturities of marketable securities. Our primary uses of cash from investing activities are for purchases of property and equipment (capital expenditures) and cash payments for acquisitions.

Cash used in investing activities in the twelve months ended December 31, 2005, consists of $120.6 million net cash paid for acquisitions and $41.1 million paid for capital expenditures partially offset by $56.3 million net cash received from sales and maturities of marketable securities. Cash used in investing activities in the 2004 period consists of $96.7 million net cash paid for acquisitions and $31.9 million paid for capital expenditures partially offset by $30.4 million net cash received from sales and maturities of marketable securities and $22.5 million net cash proceeds received from the sale of our Vista Plus output management product line (as further described in Note 4 of our “Notes to Consolidated Financial Statements”).

Capital expenditures in 2005 and 2004 included approximately $19.2 million and $14.9 million respectively to purchase our two headquarters buildings in Aliso Viejo, California. We also spent an incremental $10.7 million in 2005 and $8.4 million in 2004 to furnish and build-out these two buildings. These furniture and build-out expenditures include significant IT hardware and software purchases related to the move and improvement of our corporate data center. The two buildings comprise approximately 170,000 square feet of space.

Financing Activities

Our primary source of cash from financing activities was for issuances of our common stock under employee stock option and stock purchase plans. Our primary use of cash from financing activities was to pay off the repurchase agreements (as described below) that we use from time to time to temporarily fund acquisitions.

The decrease in net cash provided by financing activities in 2005 from 2004 was primarily due to net proceeds of $12.1 million from a repurchase agreement in 2004 as compared to net payments on repurchase agreements of $12.9 million in 2005. A secondary contributor was a decrease of $3.4 million in proceeds from stock option exercises. Proceeds received from our stock option plans were $13.3 million and $16.7 million in 2005 and 2004, respectively. Proceeds received from our employee stock purchase plan were approximately $4.8 million in 2004. Our Board of Directors terminated the employee stock purchase plan effective July 31, 2004.

We entered into a repurchase agreement in March 2004 utilizing $67.6 million of our investment securities as collateral. The cash proceeds of this transaction were used to provide funding for our acquisition of Aelita and our purchase of a new office facility in Aliso Viejo, California. Our remaining obligation under this agreement was paid in full in February 2005. In July 2005 we entered into another repurchase agreement utilizing $10.4 million of our investment securities as collateral. The cash proceeds of this transaction were used to provide funding for our acquisition of Vintela. Our remaining obligation under this agreement was paid in full in December 2005.

In December 2000, our Board of Directors authorized a stock repurchase program for up to five million shares of our common stock. As of December 31, 2005, we had repurchased approximately 1.7 million shares of our common stock under this program for an aggregate cost of approximately $58.0 million. No shares of common stock have been repurchased under this program since 2002.

We completed our repatriation activity under the American Jobs Creation Act (AJCA) during 2005. This effort resulted in the tax efficient, one time return of $43.5 million cash for funding acquisitions, purchase of real property, funding for research and development related activities and infrastructure and capital investments.

As indicated in our Cash Flow From Investing Activities section above, acquisitions are part of our business model. As such, we plan to continue to use current available cash or potentially future cash flow generated from operating activities to fund acquisition and related equity investments. We have also utilized significant amounts of cash the last several years to acquire and build-out two buildings at our new corporate headquarters site in Aliso Viejo, California. This facility and headquarters work is now essentially complete.

In the future, we expect to continue to generate positive net cash flow from operating activities. Based on our current operating plan, we believe that our existing cash, cash equivalents, investment balances and cash flows from operations will be sufficient to finance our cash needs through at least the next 12 months. Any cash generation from operating activities that is not utilized for acquisition activity or for capital expenditures would be invested in short and long-term marketable securities consistent with past investment practices.

Our ability to generate cash from operations is subject to substantial risks described under the caption “Risk Factors”. One of these risks is that our future business does not stay at a level that is similar to, or better than, our recent past. Should a general economic downturn or similar event occur, or should the company’s internal development activity or acquisition investments leave us with uncompetitive products that are not attractive to end customers, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash, cash equivalents and investment balances to fund daily operations as well as to support our working capital and other cash needs. In addition, we may choose to use cash in the future for additional acquisitions or strategic investments. If any or all these events were to occur, additional funds may be required to support our working capital requirements or for other purposes. We may be forced to seek to re-institute our repurchase facility, raise funds through public or private equity or obtain debt financing from other sources. We can provide no assurance that this additional financing will be available at all or, if available, that we would be able to obtain it on terms favorable to us.

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2005, our contractual obligations or commercial commitments include our facility lease commitments and operating leases for office facilities and certain items of equipment. In addition, we are committed to pay additional capital contributions to a private equity fund totaling $0.6 million as capital calls are made. We do not have any other off-balance sheet arrangements that could reduce our liquidity.

The following table summarizes our obligations as of December 31, 2005 and the effect we expect such obligations to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Lease Obligations	$35,648	$12,448	$15,648	$5,656	$1,896
Capital Lease Obligations	368	295	61	12	—
Purchase Obligations	3,530	3,131	396	3	—

Total Contractual Cash Obligations	$39,546	$15,874	$16,105	$5,671	$1,896

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Information about our investment portfolio is presented in the table below, which states the amortized book value and related weighted-average interest rates by year of maturity (in thousands):

	Amortized Book Value	Weighted Average Rate
Investments maturing by December 31,
2006 (a)	$135,661	3.26%
2007	20,000	3.25%
2008	—	—
2009	17,388	4.61%
Thereafter	11,137	4.19%

Total portfolio	$184,186	3.44%

(a)	Includes cash and cash equivalents of $60.7 million.

We maintain a level of cash and cash equivalents such that we have generally been able to hold our investments to maturity. Accordingly, changes in the market interest rate would not have a material effect on the carrying value of such investments.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item are included in Part IV, Item 15 (a) of this Form 10-K and are presented beginning on page F-1.

The following table sets forth selected unaudited consolidated quarterly financial data for the eight quarters ended December 31, 2005:

	Quarters Ended
	March 31, 2005 (a)	June 30, 2005	Sept. 30, 2005 (a)	Dec. 31, 2005	March 31, 2004 (a)	June 30, 2004 (b)	Sept. 30, 2004 (c)	Dec. 31, 2004 (d)
	(in thousands, except per share data)
Revenues	$103,348	$107,126	$121,276	$144,632	$82,527	$92,147	$96,739	$118,050
Gross profit	91,450	94,828	107,559	128,503	73,596	81,530	85,733	106,893
Income before income tax provision	13,399	15,969	14,082	28,992	4,291	4,108	44,842	19,369
Net income	$9,039	$10,667	$5,964	$16,128	$386	$2,629	$30,941	$13,264

Basic net income per share	$0.09	$0.11	$0.06	$0.16	$—	$0.03	$0.33	$0.14

Diluted net income per share	$0.09	$0.11	$0.06	$0.16	$—	$0.03	$0.32	$0.13

(a)	Includes pretax charges for in-process research and development related to acquisitions. See Note 4 of our “Notes to Consolidated Financial Statements.”
•	March 2004 includes $6.7 million related to our acquisition of Aelita Software Corporation in March 2004.
•	March 2005 includes $1.1 million related to our acquisition of Wingra Technologies, Inc. in January 2005.
•	September 2005 includes $6.8 million related to our acquisition of Vintela, Inc. in July 2005.
(b)	Includes a pretax charge of $5.0 million for a loss contingency reserve related to our Computer Associates intellectual property litigation. See Note 14 of our “Notes to Consolidated Financial Statements.”
(c)	In September 2004, we sold our Vista Plus output management product line and related assets and certain customer support obligations to Open Text Corporation, for approximately $24.5 million in cash. The sale resulted in a pretax gain of approximately $29.6 million. See Note 4 of our “Notes to Consolidated Financial Statements.”
(d)	Includes a pretax charge of $11.0 million for a loss contingency reserve related to our Computer Associates intellectual property litigation. See Note 14 of our “Notes to Consolidated Financial Statements.”

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Disclosure Controls and Procedures

Our management, with the participation of the chief executive officer and chief financial officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on such evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2005, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2005, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

(c) Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Quest Software, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, included in the Annual Report on Form 10-K, that Quest Software, Inc. and its subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report, dated March 15, 2006, expressed an unqualified opinion on those financial statements and the financial statement schedule.

/s/    DELOITTE & TOUCHE LLP

Costa Mesa, California

March 15, 2006

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information required by this item will be included in the sections captioned “Directors,” “Executive Officers,” “Code of Ethics” and “Section 16(a) of the Securities Exchange Act of 1934” in our definitive proxy statement, to be delivered to shareholders in connection with our 2006 annual meeting. Such information is incorporated herein by reference.

Item 11.	Executive Compensation

Information regarding compensation of certain named executive officers will be included in the section captioned “Executive Compensation” appearing in our definitive proxy statement, to be delivered to shareholders in connection with our 2006 annual meeting of shareholders. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required by this item will be included in the section captioned “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” appearing in our definitive proxy statement, to be delivered to shareholders in connection with our 2006 annual meeting of shareholders. The information regarding securities authorized for issuance under equity compensation plans will be included in the section captioned “Equity Compensation Plan Information” appearing in our definitive proxy statement, to be delivered to shareholders in connection with our 2006 annual meeting of shareholders. Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Information required by this item will be included in the section captioned “Related Party Transactions” appearing in our definitive proxy statement, to be delivered to shareholders in connection with our 2006 annual meeting of shareholders. Such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information contained in the section captioned “Fees Paid to the Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2006 annual meeting of shareholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as part of this Form 10-K.

1. Financial Statements

2. Financial Statement Schedule

The following financial statement schedule should be read in conjunction with the consolidated financial statements of Quest Software, Inc. filed as part of this Report:

•	Schedule II—Valuation and Qualifying Accounts

Schedules other than that listed above have been omitted since they are either not required or not applicable or because the information required is included in the consolidated financial statements included elsewhere herein or the notes thereto.

3. Exhibits

Exhibit Number	Exhibit Title

2.1	Agreement and Plan of Merger, dated as of April 26, 2005, by and among Quest Software, Inc., Impetus Acquisition Corp., Imceda Software, Inc., certain stockholders of Imceda and Insight Venture Partners, LLC, as Stockholders’ Representative. (1)

2.2	Agreement and Plan of Merger, dated as of May 31, 2005, by and among Quest Software, Inc., Velocity Merger Corp., Vintela, Inc., certain stockholders of Vintela and The Canopy Group, Inc., as Stockholders’ Representative. (2)

3.1	Second Amended and Restated Articles of Incorporation. (3)

3.2	Certificate of Amendment of Articles of Incorporation of Quest Software, Inc. (4)

3.3	Bylaws of Quest Software, Inc. (5)

4.1	Form of Registrant’s Specimen Common Stock Certificate. (3)

10.1++	Registrant’s 1999 Stock Incentive Plan, as amended. (6)

10.2	Form of Directors’ and Officers’ Indemnification Agreement. (3)

10.3++	Registrant’s 2001 Stock Incentive Plan. (7)

10.8++	Offer Letter Agreement between Quest Software, Inc. and Michael J. Lambert. (9)

10.9++	Form of Stock Option Agreement used under the Registrant’s 1999 Stock Incentive Plan. (10)

Exhibit Number	Exhibit Title

10.10++	Form of Stock Option Agreement used under the Registrant’s 2001 Stock Incentive Plan. (7)

10.11	Settlement Agreement, executed on March 21, 2005, between Quest Software, Inc. and Computer Associates International, Inc. (11)

10.12++	Description of Compensation Arrangement for Non-Employee Directors

10.13++	Summary of Compensation Arrangements with Named Executive Officers

14.1	Code of Ethics.(8)

21.1	Subsidiaries of the Company.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to our Current Report on Form 8-K filed May 2, 2005.
(2)	Incorporated herein by reference to our Current Report on Form 8-K filed June 6, 2005.
(3)	Incorporated herein by reference to our Registration Statement on Form S-1 and all amendments thereto (File No. 333-80543).
(4)	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2005.
(5)	Incorporated herein by reference to our Current Report on Form 8-K filed August 2, 2005.
(6)	Incorporated herein by reference to our Registration Statement on Form S-8 (File No. 333-116761) filed on June 23, 2004.
(7)	Incorporated herein by reference to our Registration Statement on Form S-8 (File No. 333-82784) filed on February 14, 2002.
(8)	Incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2003.
(9)	Incorporated herein by reference to our Current Report on Form 8-K filed November 29, 2004.
(10)	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2004.
(11)	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2005.
++	Indicates a management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUEST SOFTWARE, INC.

By:	/S/ VINCENT C. SMITH
Vincent C. Smith
Chief Executive Officer

Dated: March 16, 2006

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ VINCENT C. SMITH Vincent C. Smith	Chief Executive Officer (principal executive officer) and Chairman of the Board	March 16, 2006

/S/ MICHAEL J. LAMBERT Michael J. Lambert	Senior Vice President, Chief Financial Officer (principal financial officer)	March 16, 2006

/S/ KEVIN E. BROOKS Kevin E. Brooks	Vice President and Corporate Controller (principal accounting officer)	March 16, 2006

/S/ KEVIN M. KLAUSMEYER Kevin M. Klausmeyer	Director	March 16, 2006

./S/ RAYMOND J. LANE Raymond J. Lane	Director	March 16, 2006

/S/ JERRY MURDOCK, JR. Jerry Murdock, Jr.	Director	March 16, 2006

/S/ AUGUSTINE L. NIETO II Augustine L. Nieto II	Director	March 16, 2006

/S/ PAUL A. SALLABERRY Paul A. Sallaberry	Director	March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Quest Software, Inc.

We have audited the accompanying consolidated balance sheets of Quest Software, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004 and the related consolidated income statements, statements of shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Quest Software, Inc. and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Costa Mesa, California

March 15, 2006

QUEST SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$121,025	$118,157
Short-term marketable securities	74,398	15,892
Accounts receivable, net of allowances of $17,088 in 2005 and $19,098 in 2004	116,052	98,800
Prepaid expenses and other current assets	15,202	12,528
Deferred income taxes	11,905	13,075

Total current assets	338,582	258,452
Property and equipment, net	82,845	52,761
Long-term marketable securities	47,538	163,527
Amortizing intangible assets, net	68,975	41,404
Goodwill	430,239	323,903
Other assets	4,828	3,304

Total assets	$973,007	$843,351

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,756	$4,135
Obligation under repurchase agreement	—	12,632
Accrued compensation	32,696	27,802
Other accrued expenses	34,351	46,292
Income taxes payable	19,554	12,030
Current portion of deferred revenue	140,267	106,356

Total current liabilities	230,624	209,247
Long-term liabilities:
Long-term portion of deferred revenue	34,980	20,897
Deferred income taxes	10,576	4,526
Other long-term liabilities	1,460	1,769

Total long-term liabilities	47,016	27,192
Commitments and contingencies (Notes 3, 4 and 12)
Shareholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value, 200,000 shares authorized; 99,761 and 96,111 shares issued and outstanding at December 31, 2005 and 2004, respectively	676,285	628,149
Retained earnings	41,942	147
Accumulated other comprehensive loss	(1,716)	(776)
Unearned compensation	(3,930)	(3,394)
Note receivable from sale of common stock	(17,214)	(17,214)

Total shareholders’ equity	695,367	606,912

Total liabilities and shareholders’ equity	$973,007	$843,351

See accompanying notes to consolidated financial statements.

QUEST SOFTWARE, INC.

CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenues:
Licenses	$260,349	$225,032	$179,560
Services	216,033	164,431	124,728

Total revenues	476,382	389,463	304,288
Cost of revenues:
Licenses	5,004	3,958	4,312
Services	38,128	29,646	21,365
Amortization of purchased technology	10,910	8,107	7,675

Total cost of revenues	54,042	41,711	33,352

Gross profit	422,340	347,752	270,936
Operating expenses:
Sales and marketing	200,335	170,702	144,460
Research and development	87,876	78,305	67,448
General and administrative	45,034	36,493	29,656
Amortization of other purchased intangible assets	7,179	5,212	3,390
In-process research and development	7,840	6,980	—
Litigation loss provision	—	16,000	—

Total operating expenses	348,264	313,692	244,954
Gain on sale of Vista Plus product suite	—	29,574	—

Income from operations	74,076	63,634	25,982
Other income (expense), net	(1,634)	8,976	7,637

Income before income tax provision	72,442	72,610	33,619
Income tax provision	30,644	25,390	12,103

Net income	$41,798	$47,220	$21,516

Net income per share:
Basic	$0.43	$0.50	$0.23

Diluted	$0.41	$0.48	$0.23

Weighted-average shares:
Basic	97,621	94,622	92,081
Diluted	100,770	98,158	94,231

See accompanying notes to consolidated financial statements.

QUEST SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In thousands)

	Common Stock		Unearned Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Note Receivable From Sale of Common Stock	Total Shareholders’ Equity	Total Comprehensive Income
	Shares	Amount
BALANCE, January 1, 2003	90,715	$562,476	$—	$(68,589)	$1,309	$(17,214)	$477,982
Exercise of stock options	1,800	18,363	—	—	—	—	18,363
Common stock issued for employee stock purchase plan	599	4,631	—	—	—	—	4,631
Compensation expense associated with stock option grants	—	890	—	—	—	—	890
Common stock issued for acquisitions	195	1,843	—	—	—	—	1,843
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(1,049)	—	(1,049)	$(1,049)
Net income	—	—	—	21,516	—	—	21,516	21,516

Comprehensive income	—	—	—	—	—	—	—	$20,467

BALANCE, December 31, 2003	93,309	588,203	—	(47,073)	260	(17,214)	524,176
Exercise of stock options	2,254	20,613	—	—	—	—	20,613
Common stock issued for employee stock purchase plan	548	4,797	—	—	—	—	4,797
Compensation expense associated with stock option grants	—	—	1,778	—	—	—	1,778
Stock options assumed with the acquisition of Aelita Software Corporation	—	13,372	(4,008)	—	—	—	9,364
Unearned compensation, net	—	1,164	(1,164)	—	—	—	—
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(1,036)	—	(1,036)	$(1,036)
Net income	—	—	—	47,220	—	—	47,220	47,220

Comprehensive income	—	—	—	—	—	—	—	$46,184

BALANCE, December 31, 2004	96,111	628,149	(3,394)	147	(776)	(17,214)	606,912
Exercise of stock options	2,707	15,463	—	—	—	—	15,463
Compensation expense associated with stock option grants	—	—	2,930	—	—	—	2,930
Common stock issued for acquisitions	943	12,378	—	—	—	—	12,378
Stock options assumed with the acquisitions of Imceda Software, Inc. and Vintela, Inc.	—	22,506	(5,677)	—	—	—	16,829
Forfeiture of stock options at below fair market value	—	(2,211)	2,211	—	—	—	—
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(940)	—	(940)	$(940)
Net income	—	—	—	41,798	—	—	41,798	41,798

Comprehensive income	—	—	—	—	—	—	—	$40,858

Other (rounding)	—	—	—	(3)	—	—	(3)

BALANCE, December 31, 2005	99,761	$676,285	$(3,930)	$41,942	$(1,716)	$(17,214)	$695,367

See accompanying notes to consolidated financial statements.

QUEST SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$41,798	$47,220	$21,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,734	26,420	26,584
Compensation expense associated with stock option grants	2,930	1,778	890
Deferred income taxes	(1,251)	7,314	(3,234)
Gain on sale of Vista Plus product suite	(39)	(29,574)	—
Tax benefit related to stock option exercises	7,810	3,909	8,864
Provision for bad debts	264	236	291
Loss on impairment/sale of aircraft	—	—	3,495
In-process research and development	7,840	6,980	—
Litigation loss provision	—	16,000	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(20,519)	(34,290)	(14,622)
Prepaid expenses and other current assets	(5,616)	(1,472)	4,074
Other assets	(1,468)	3,870	(92)
Accounts payable	(1,045)	(829)	(1,329)
Accrued compensation	4,879	7,747	2,276
Other accrued expenses	2,590	(3,285)	869
Litigation settlement payment	(16,000)	—	—
Income taxes payable	6,373	2,619	7,841
Deferred revenue	43,976	41,371	19,557
Other liabilities	(1,343)	92	(329)

Net cash provided by operating activities	101,913	96,106	76,651
Cash flows from investing activities:
Purchases of property and equipment	(41,109)	(31,873)	(6,664)
Cash paid for acquisitions, net of cash acquired	(120,621)	(96,733)	(4,796)
Proceeds from sale of Vista Plus product suite	2,039	22,515	—
Purchases of marketable securities	—	(10,001)	(175,079)
Sales and maturities of marketable securities	56,272	40,446	106,348

Net cash used in investing activities	(103,419)	(75,646)	(80,191)
Cash flows from financing activities:
Proceeds from repurchase agreement	10,008	(769)	(4,249)
Repayment of repurchase agreement	(22,896)	67,581	—
Repayment of notes payable	(51)	(55,492)	—
Repayment of capital lease obligations	(324)	(400)	(315)
Proceeds from the exercise of stock options	13,295	16,704	9,499
Proceeds from employee stock purchase plan	—	4,797	4,631

Net cash provided by financing activities	32	32,421	9,566
Effect of exchange rate changes on cash and cash equivalents	4,342	(2,194)	(2,839)

Net increase in cash and cash equivalents	$2,868	$50,687	$3,187
Cash and cash equivalents, beginning of period	118,157	67,470	64,283

Cash and cash equivalents, end of period	$121,025	$118,157	$67,470

Supplemental disclosures of consolidated cash flow information:
Cash paid for interest	$163	$53	$51

Cash paid for income taxes	$17,684	$5,868	$380

Supplemental schedule of non-cash investing and financing activities:
Unrealized loss on available-for-sale securities	$(940)	$(1,036)	$(1,049)

See Note 4 for details of assets acquired and liabilities assumed in purchase transactions.

See accompanying notes to consolidated financial statements.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Nature of Operations—Quest Software, Inc., was incorporated in California in 1987 and is a leading developer and vendor of application management, infrastructure management and database management software products. We also provide consulting, training, and support services to our customers. We have wholly-owned research and development subsidiaries and sales subsidiaries for marketing, distribution, and support of our products and services in the United States and abroad.

Basis of Consolidation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include our accounts and those of our majority owned subsidiaries. Intercompany transactions are eliminated and the portion of the net income or net loss of subsidiaries applicable to minority interests adjusts net income. We currently have no investments accounted for under the equity method, but expect to make such investments that may require such accounting in the near future. The equity method of accounting will be used for joint ventures and investments in associated companies over which we have significant influence, but do not have effective control. Significant influence is generally deemed to exist when we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, voting rights and the impact of commercial arrangements, are also typically considered in determining whether the equity method of accounting is appropriate. The cost method of accounting is used for investments in equity securities that do not have a readily determined market value and when we do not have the ability to exercise significant influence. These investments are carried at cost and are adjusted only for other-than-temporary declines in fair value.

Foreign Currency Translation—In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation,” the United States Dollar is considered to be the functional currency for our foreign subsidiaries, as such subsidiaries act primarily as an extension of our parent company’s operations. Assets and liabilities in these subsidiaries are re-measured at current exchange rates, except for property and equipment, deferred revenue, depreciation and investments, which are translated at historical exchange rates. Revenues and expenses are translated at weighted average exchange rates in effect during the year except for costs related to the above mentioned balance sheet items which are translated at historical rates. Foreign currency translation gains and losses are included in “other income, net” in the consolidated income statements. The net foreign currency translation loss was $5.7 million for the year ended December 31, 2005 and a gain of $3.2 million and $6.6 million for the years ended December 31, 2004 and 2003, respectively.

Fair Value of Financial Instruments—The carrying amounts of our financial instruments including cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and accrued liabilities approximate their respective fair values because of the relatively short period of time between origination of the instruments and their expected realization or because they are carried at fair value.

Cash and Cash Equivalents—We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk—Financial instruments that potentially subject us to credit risk include cash and cash equivalents, marketable securities and accounts receivable. We believe that credit risks related to our investment portfolio are moderated by limitations we place on our exposure to any one issuer and credit risks on accounts receivable are moderated by the diversity of our products, customers and geographic sales areas. We monitor extensions of credit and have not experienced significant credit losses in the past. We maintain an allowance both for bad debts and for sales returns and cancellations and such losses and returns have historically been within management’s expectations. No single customer accounted for 10% or more of our total revenues or accounts receivable for the years ended December 31, 2005, 2004 or 2003.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Investments in Non-Consolidated Companies—We have made venture capital investments in early stage private companies and a private equity fund for business and strategic purposes. We intend to make additional investments of this nature in the future. These investments total $1.8 million and $1.3 million at December 31, 2005 and 2004, respectively, and are accounted for under the cost method, as our ownership interest is less than 5% and we do not have the ability to exercise significant influence over these companies’ operations. We periodically monitor our investments for impairment and will record reductions in carrying values if and when necessary. The evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure regulations as U.S. public companies and, as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. As part of this evaluation process, our review includes but is not limited to a review of each company’s cash position, recent financing activities, financing needs, earnings and revenue outlook, operational performance, management or ownership changes, and impacts from competitive pressures. If we determine that the carrying value of our investment in a company is at an amount below fair value, we write down the investment and record a loss in the consolidated income statements. Estimating the fair value of non-marketable equity investments in early-stage technology companies is inherently subjective and may contribute to volatility in our reported results of operations. Investments in non-consolidated companies are included in other assets on our consolidated balance sheet at December 31, 2005 and 2004.

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

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Amortizing Intangible Assets—Goodwill arising from acquisitions (see Notes 4 and 5) is recorded as the excess of the purchase price over the fair value of assets acquired. Purchased intangible assets are recorded at the estimated fair value of technology, customer lists, maintenance contracts, trademarks and non-compete agreements acquired and amortized using the straight-line method over estimated useful lives ranging from two to seven years. Accumulated amortization of purchased intangible assets was $64.8 million and $46.7 million at December 31, 2005 and 2004, respectively. The net carrying amount of purchased intangible assets was considered recoverable at December 31, 2005, as there were no indications of impairment. The carrying amount of goodwill was considered recoverable at December 31, 2005, based on the results from our goodwill impairment evaluation performed in the fourth quarter of 2005.

Other Assets—Other assets primarily include lease security deposits and investments, which are accounted for on the cost basis, as we do not have the ability to exercise significant influence. Cost basis investments are adjusted only for other-than-temporary impairments, additional investments or the sale of an investment.

Revenue Recognition— We derive revenues from three primary sources: (1) perpetual software licenses, (2) annual maintenance and support services (referred to as post-contract technical support) and (3) professional consulting and training services.

We license our products primarily through our direct sales force and, increasingly, our telesales force. For these sales, we utilize written contracts as the means to establish the terms and conditions upon which our products and services are sold to our end customers. We also sell our products indirectly through resellers and distributors. For these indirect sales transactions, we accept orders from our resellers and distributors when they have existing, valid orders from an end customer. We utilize written contracts coupled with purchase orders as the means to establish the terms and conditions of, and to initiate sales for, these indirect sales transactions.

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

Most of our software products are “off the shelf” products that do not require customization. We initially capture value for our products by selling a perpetual software license to end customers. The fee for the first year of post-contract technical support is included in, or bundled with, the perpetual software license at the time of initial sale. As such, the combination at initial sale of a perpetual software license and one year of post-contract technical support services represents a “multiple-element” arrangement for revenue recognition purposes.

We account for the perpetual software license component of these multiple-element arrangements using the residual method, which requires recognition of the perpetual software license revenue once all software products have been delivered to the end customer and the only undelivered element is post-contract technical support and/or professional consulting and training services. The value of the undelivered elements is determined based on vendor specific objective evidence (VSOE) of fair value and is deferred. The residual value, after allocation of the fee to the undelivered elements based on VSOE of fair value, is then allocated to the perpetual software license for the software products being sold.

Our post-contract technical support VSOE of fair value is determined by reference to the prices our end customers pay for this support when it is sold separately; that is, when we enter into an arms length, annual renewal transaction with end customers where the only offering sold is post-contract technical support. These

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

standalone post-contract technical support renewal transactions are typically for one year in duration and are priced as a targeted percentage of the initial, discounted purchase price. We bill these renewal transactions in advance of the services provided. We also offer end customers the right to purchase post-contract technical support for multiple annual periods beyond the first year.

Our professional consulting and training services VSOE of fair value is determined by reference to our established pricing and discounting practices for these services when sold separately. Our professional consulting and training services are typically sold as time-and-materials based contracts that range from five to fifteen days in duration.

In addition to perpetual software licenses, we sell a small amount of time-based software licenses (or term licenses) each year. Approximately 1% of 2005 total revenue was generated by these time-based software licenses wherein customers pay a single fee for the right to use the software and receive post-contract technical support for a defined period of time. All license and support revenues on these term licenses are deferred and recognized ratable over the license term.

For our perpetual software licenses, revenues are typically recognized from sales to end customers when all of the following occur:

1.	Persuasive evidence of an arrangement exists—including a written contract signed by both the end customer and Quest.
2.	Delivery has occurred—when all product and/or service that are essential to the functionality are delivered to the end customer.
3.	The fee is fixed or determinable—when we have a signed contract that states the agreed upon fee for our product and/or service and specifies the related terms and conditions that govern that arrangement.
4.	Collection is probable—assessed based on the probability of collection on a customer-by-customer basis based on payment history and our evaluation of the end customer’s financial position.

There are numerous factors that can affect our assessment of whether all of the above criteria are met. For example, an arrangement with governing terms and conditions that extend payment terms beyond our customary and historical practices may indicate that collection is not probable. An arrangement with a contractual clause indicating the transaction is contingent on the end customer’s “satisfaction with and acceptance of” the product may yield a conclusion that the fee is not yet fixed or determinable. Finally, our assessment of the odds of receiving the end customer’s payment may yield a finding that collection is unlikely. In any of these examples mentioned above, we would defer the perpetual software license revenue recognition until the relevant criteria were met.

When all four of the above criteria are met, the multiple-element aspect of our arrangements means the only revenue recognized upfront, at the time of initial sale, is the residual revenue allocated to the perpetual software license. The revenue associated with the undelivered post-contract technical support and/or professional consulting and training services included in the initial sale is deferred and is subsequently recorded to revenue ratably over the support term and as such services are performed, respectively.

Revenue for our standalone sale of annual post-contract technical support renewals in years two, three and beyond is recognized ratably over the support term. Sales of post-contract technical support for multiple annual periods are treated similarly.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue from our professional consulting and training services is recognized as contracted work is performed as agreed with end customers unless the Statement Of Work (SOW) specifies alternate treatment.

Indirect sales, which are a small proportion of our historical transaction volume, are generally handled via a process and set of rules that are similar to an end customer sale. However, we typically defer revenue recognition on indirect sales transactions of significant size until receipt of payment unless we have a payment history with the reseller or distributor with no late payment experiences.

Our product return policy is reflected in our standard form license and post-contract technical support and/or service agreements for end customers as well as for resellers and distributors. These agreements do not typically or expressly provide for product returns and cancellations as a matter of right. Quest maintains an allowance for sales returns and cancellations to cover the circumstances where the company accepts returns or cancellations on a discretionary basis even though not contractually obligated to do so. This allowance is intended only as an estimate of customer payment obligations associated with enforceable contracts for the delivery of products or services, which based on our history, we do not expect to collect.

We analyze various factors including our historical experience, the credit-worthiness of our customers, accounts receivable aging data, contractual terms and conditions and our current analysis of the collectability of accounts receivable in helping us make judgments about the level of allowances to hold for sales returns and cancellations. Changes in judgments on any of these factors could materially impact the timing and amount of revenue and costs recognized.

Software Development Costs—Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed” until the product is available for general release. Because our current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no software development costs have been capitalized as of December 31, 2005 and 2004.

Advertising Expenses—We expense all advertising costs as incurred, and such costs were $3.3 million, $2.9 million and $2.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	December 31,
	2005	2004	2003
Net income (loss):
As reported	$41,798	$47,220	$21,516
Add: Stock-based compensation expense included in reported net income, net of related tax effects	1,693	1,143	548
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of related tax effects	(21,519)	(30,354)	(27,722)

Pro forma	$21,972	$18,009	$(5,658)

Basic net income (loss) per share:
As reported	$0.43	$0.50	$0.23

Pro forma	$0.23	$0.19	$(0.06)

Diluted net income (loss) per share:
As reported	$0.41	$0.48	$0.23

Pro forma	$0.22	$0.19	$(0.06)

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. We use projected volatility rates, which are based upon historical volatility rates trended into future years. These fair value calculations for options granted in 2005, 2004 and 2003 are based on the following weighted average assumptions:

	December 31,
	2005	2004	2003
Risk-free interest rates	4.23%	3.79%	3.97%
Expected life (in years)	6.69	6.50	5.00
Expected stock volatility	41%	49%	61%

Net Income Per Share—We compute net income per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the potential dilution of securities by including other common stock equivalents, including stock options, in the weighted-average number of common shares outstanding for a period, if dilutive.

The table below sets forth the reconciliation of the denominator of the earnings per share calculation (in thousands):

	2005	2004	2003
Shares used in computing basic net income per share	97,621	94,622	92,081
Dilutive effect of stock options (1)	3,149	3,536	2,150

Shares used in computing diluted net income per share	100,770	98,158	94,231

(1)	Options to purchase 8,892, 7,939 and 7,703 shares of common stock were outstanding during 2005, 2004 and 2003, respectively, but were not included in the computation of diluted net income per share as inclusion would have been anti-dilutive.

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

Recently Issued Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP Nos. FAS 115-1 and FAS 124-1 provides a three-step process for determining whether investments, including debt securities, are other than temporarily impaired. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Effective January 1, 2006 we adopted the measurement and recognition guidance of this position. We do not believe it will have a material impact on our consolidated financial position or results of operations because we have the ability and intent to hold any marketable securities with gross unrealized losses until a recovery of fair value can be realized.

In December 2004 the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123R requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values and does not allow the previously permitted disclosure-only method as an alternative to financial statement recognition. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations and amends SFAS No. 95, Statement of Cash Flows. We adopted this new standard on January 1, 2006.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all stock-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date that remain unvested on the effective date.

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above but also permits restatement using amounts previously disclosed under the pro forma provisions of SFAS 123 either for (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We plan to use the modified-prospective method of adoption and for purposes of estimating the compensation cost of our option grants the fair value of each option grant will be estimated on the date of grant using the Black-Scholes option-pricing model.

The adoption of the SFAS 123R fair value method will have a significant adverse impact on our reported results of operations, although it will have no impact on our cash or overall financial position. The balance of unearned stock-based compensation to be expensed in the period 2006 through 2010 related to stock-based awards unvested at December 31, 2005, as previously calculated under the disclosure-only requirements of SFAS 123 (adjusted for estimated forfeitures), is approximately $74.0 million. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees or assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions. We anticipate we will grant additional employee stock options in 2006. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of shares awarded as part of those grants and the then current fair values.

Had we adopted SFAS 123R in prior periods, the magnitude of the impact of that standard on our results of operations would have approximated the impact of SFAS 123, assuming the application of the Black-Scholes option pricing model, as described in the disclosure of pro forma net income (loss) and pro forma net income (loss) per share above. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after its adoption. While we cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized related to such excess tax deductions was $7.8 million, $3.9 million and $8.9 million in 2005, 2004 and 2003, respectively.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Marketable Securities

The following table summarizes our portfolio of marketable securities (in thousands):

December 31, 2005	Amortized Cost	Net Unrealized Gains	Net Unrealized Losses	Estimated Fair Value
Due in one year or less:
U.S. government agencies	$74,999	$—	$(729)	$74,270
Other	128	—	—	128
Due in one to five years:
U.S. government agencies	20,000	—	(265)	19,735
Mortgage-backed securities	28,525	—	(722)	27,803

Total	$123,652	$—	$(1,716)	$121,936

Reported As:
Short-term marketable securities				$74,398
Long-term marketable securities				47,538

Total				$121,936

December 31, 2004	Amortized Cost	Net Unrealized Gains	Net Unrealized Losses	Estimated Fair Value
Due in one year or less:
U.S. government agencies	$15,166	$—	$(36)	$15,130
Mortgage-backed securities	620	8	—	628
Other	134	—	—	134
Due in one to five years:
U.S. government agencies	109,990	—	(611)	109,379
Mortgage-backed securities	54,285	219	(356)	54,148

Total	$180,195	$227	$(1,003)	$179,419

Reported As:
Short-term marketable securities				$15,892
Long-term marketable securities				163,527

Total				$179,419

The following table summarizes the fair value and gross unrealized losses for our portfolio of marketable securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. government agencies	$—	$—	$94,005	$(1,553)	$94,005	$(1,553)
Mortgage-backed securities	—	—	27,803	(1,128)	27,803	(1,128)

Total	$—	$—	$121,808	$(2,681)	$121,808	$(2,681)

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our investments in marketable securities consist primarily of investment-grade bonds and United States government and agency securities. Unrealized losses from these investments are primarily attributable to changes in interest rates. We do not believe any unrealized losses represent an other-than-temporary impairment based on our evaluation of available evidence as of these dates. We have the intention and ability to hold such securities until the maturity dates.

Interest income, included in other income (expense), net in the accompanying consolidated income statements, was $6.8 million, $7.3 million and $6.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

3. Cost Basis Investments

At December 31, 2005, we valued our cost basis investments in private companies at $1.8 million. In addition, we have committed to make additional capital contributions to a private equity fund totaling $0.6 million. If the companies in which we have made direct or indirect investments do not complete initial public offerings or are not acquired by publicly traded companies or for cash, we may not be able to sell these investments. In addition, even if we are able to sell these investments we cannot provide assurance that we will be able to sell them at a gain or even recover our investment.

4. Acquisitions and Disposition

2005 Acquisitions

Vintela, Inc. (“Vintela”)—We acquired Vintela, a leader in innovative platform integration solutions, on July 8, 2005. The acquisition expands our product portfolio of infrastructure management solutions to allow existing Microsoft products, such as Active Directory, Windows Group Policy, Systems Management Server (SMS) 2003, and Microsoft Operations Manager (MOM) 2005, to integrate with systems outside the realm of Windows, including Unix, Linux, Java and Mac systems. The purchase price for Vintela was $76.5 million, consisting of cash of $57.5 million, the assumption of Vintela stock options valued at $18.5 million using the Black-Scholes option pricing model which converted into approximately 1.4 million options to purchase shares of Quest common stock, and direct acquisition costs of $0.5 million. The intrinsic value of unvested assumed options of $4.3 million has been allocated to unearned compensation and is being recognized as non-cash compensation expense over the remainder of the vesting period. Of the cash paid for this acquisition, $10.0 million was deposited in escrow to satisfy certain indemnification obligations of the selling shareholders. Goodwill in the amount of $38.8 million and $16.7 million was assigned to the license and service segments of our business, respectively, and is not expected to be deductible for tax purposes. Goodwill allocation of 70% to licenses and 30% to services is based on both historical and projected relative contribution from licenses and services revenues. Actual results of operations of Vintela are included in our consolidated financial statements from July 8, 2005.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The acquisition was accounted for as a purchase with the purchase price of $76.5 million allocated to assets (liabilities) as follows (in thousands):

Current assets	$1,081
Property and equipment	369
Goodwill	55,496
Acquired technology with an estimated useful life of 5 years	6,910
Customer list with an estimated useful life of 7 years	920
Non-compete agreements with an estimated useful life of 3 years	2,550
Trademark and trade name with an estimated useful life of 5 years	2,950
In-process research and development	6,790
Deferred taxes	(2,532)
Deferred revenue	(1,689)
Other liabilities	(634)
Unearned compensation	4,260

$76,471

In connection with the Vintela acquisition, $6.8 million was allocated to in process research and development (“IPR&D”) and expensed immediately upon completion of the acquisition (as a charge not deductible for tax purposes), because the technological feasibility of products under development had not been established and no future alternative uses existed. We identified and valued three IPR&D projects. All three projects were over 75% complete at the date of acquisition and the estimated cost to complete them was $0.4 million. Two projects were directed toward the development of improvements to an existing product and the third for products that were in pre-production. The IPR&D for the improvements to the existing products represented 87% of the total value of IPR&D acquired, while the products in pre-production represented the balance of 13%. At December 31, 2005, the projects directed toward improvement of existing projects were 100% complete and the pre-production project was 95% complete.

The fair value of the IPR&D was determined using the income approach. Under the income approach, expected future after-tax cash flows from each of the projects or product families (projects) under development are estimated and discounted to their net present value at an appropriate risk-adjusted rate of return. Each project was analyzed to determine the technological innovations included in the project; the existence and utilization of core technology; the complexity, cost and time to complete the remaining development efforts; the existence of any alternative future use or current technological feasibility; and the stage of completion in development. Future cash flows for each project were estimated based on forecasted revenues and costs, taking into account the expected life cycles of the products and the underlying technology, relevant market sizes and industry trends. Future cash flows from the acquired projects were expected to commence at various dates within six to twelve months of acquisition. The estimated future cash flows for each were discounted to approximate fair value. Discount rates of approximately 18% for developed technology and IPR&D were derived from a weighted average cost of capital analysis, adjusted upward to reflect additional risks inherent in the development process, including the probability of achieving technological success and market acceptance. The IPR&D charge includes the fair value of the portion of IPR&D completed as of the date of acquisition.

Acquisition of Imceda Software, Inc. (“Imceda”)—We acquired Imceda, a leader in database administration products for SQL Server databases, on May 20, 2005. The acquisition expands our product portfolio to include backup and recovery solutions and enables us to offer one of the most comprehensive product sets for the growing SQL Server database market. The purchase price for Imceda was $63.7 million, consisting of $46.5 million in cash, 942,855 shares of Quest common stock valued at $12.4 million, the assumption of Imceda stock options valued at $4.0 million using the Black-Scholes option pricing model which converted into approximately

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

325,000 options to purchase shares of Quest common stock, and direct acquisition costs of $0.8 million. The intrinsic value of unvested assumed options of $1.4 million was allocated to unearned compensation and is being recognized as non-cash compensation expense over the remainder of the vesting period. All of the stock consideration, together with $52,000 in cash, was deposited in escrow to satisfy certain indemnification obligations of the selling shareholders. Goodwill in the amount of $36.2 million and $9.0 million was assigned to the license and service segments, respectively, of our business and is not expected to be deductible for tax purposes. Goodwill allocation of 80% to licenses and 20% to services is based on both historical and projected relative contribution from licenses and services revenues. Actual results of operations of Imceda are included in our consolidated financial statements from May 20, 2005.

In connection with the acquisition of Imceda, we formulated a reorganization plan. As a result of the reorganization plan, we recognized approximately $0.8 million as liabilities resulting from the purchase business combination representing a) involuntary employee termination benefits for affected Imceda employees, and b) lease cancellation penalties relating to the termination of certain office leases. These liabilities were included in the allocation of the purchase price in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Approximately three-fourths of the payments required under this plan were paid by December 31, 2005 and the balance is expected to be paid by the end of our second fiscal quarter.

The acquisition was accounted for as a purchase with the purchase price of $63.7 million allocated to assets (liabilities) as follows (in thousands):

Current assets	$3,288
Property and equipment	368
Other non-current assets	101
Goodwill	45,209
Acquired technology with an estimated useful life of 5 years	11,400
Customer list with an estimated useful life of 7 years	7,600
Maintenance contracts with an estimated useful life of 6 years	970
Non-compete agreements with an estimated useful life of 3 years	2,300
Trademark with an estimated useful life of 5 years	970
Deferred taxes	(6,246)
Deferred revenue	(1,811)
Other liabilities	(1,910)
Unearned compensation	1,418

$63,657

Acquisition of Wingra Technologies, LLC (“Wingra”)—We acquired Wingra, a provider of messaging integration and migration solutions, on January 18, 2005. The purchase price for the transaction, consisting primarily of cash, totaled $13.1 million, and was allocated as follows: $8.0 million to goodwill, $3.4 million to purchased technology, $1.1 million to in-process research and development (expensed immediately upon completion of the acquisition), $0.6 million to other purchased intangibles, $1.0 million to total assets acquired and $(1.0) million to total liabilities assumed. Goodwill is expected to be deductible for tax purposes and was assigned to our business segments as follows: $6.4 million to the licenses segment and $1.6 million to the services segment. Of the cash paid for this acquisition, $1.3 million was deposited in escrow to satisfy certain indemnification obligations of the selling unit holders. Actual results of operations of Wingra are included in our consolidated financial statements from January 18, 2005, the effective date of this acquisition.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pro forma effects of all acquisitions in 2005 would not have been material to our results of operations for fiscal 2005 or 2004 and therefore are not included in the pro forma table below.

Other Acquisitions—During December 2005, we acquired a 75% equity interest in a privately-owned software company for approximately $4.1 million in cash and substantially all of the assets of another software company for $2.0 million in cash. The aggregate consideration paid for these transactions were allocated as follows: $3.3 million to goodwill (none of which is deductible for tax purposes), $5.0 million to purchased technology, and $(0.8) million to assumed liabilities, net of tangible assets acquired. We also recorded a minority interest representing the equity of the entity we did not acquire, which is classified in other long-term liabilities on our consolidated balance sheet as of December 31, 2005 in the amount of $1.3 million. Goodwill was assigned to our license and services segments of our business in the amount of $2.0 million and $1.3 million, respectively.

We obtained a right to acquire the remaining 25% equity interest in the entity for a purchase price to be determined by a formula, and agreed to a put option under which we may be required, in certain circumstances, to acquire the remaining equity interests in this entity for consideration to be determined by a formula. As of December 31, 2005, our maximum contingent liability under this put option is not determinable.

2004 Acquisitions and Disposition

Disposition of Vista Plus—On September 15, 2004, pursuant to an Asset Purchase Agreement with Open Text Corporation (“Open Text”), we sold our Vista Plus output management product line and related assets and certain customer support obligations to Open Text for approximately $24.5 million in cash. The decision to sell this line of products was made because the products did not fit in with our primary product portfolio focus, which is to provide solutions for application, database and Windows management. The sale of Vista was considered a sale of assets because the product line was not a separate component of Quest with clearly distinguished operations and cash flows apart from the rest of the entity. The assets sold primarily consisted of intellectual property, a customer list, contracts, certain receivables and fixed assets. Open Text assumed certain customer support obligations of the Vista Plus output management product line, which result in an approximately $6.2 million reduction in deferred revenues on the date of sale. The sale resulted in a pretax gain of $29.6 million. The Vista Plus output management product line generated approximately $17.6 million in total revenues in 2003 and $10.6 million in the eight and a half months ended September 15, 2004, respectively, the bulk of which was maintenance and support revenue.

Acquisition of Aelita Software Corporation (Aelita)—On March 17, 2004, we acquired Aelita Software Corporation (“Aelita”), a leading provider of systems management solutions for Microsoft Active Directory and Microsoft Exchange products. The acquisition expanded our product portfolio of solutions to simplify, automate and secure increasingly complex Microsoft infrastructures. The purchase price for Aelita was $117.3 million, consisting of $102.0 million in cash, the assumption of Aelita stock options valued at $13.4 million using the Black-Scholes option pricing model and direct acquisition costs of $1.9 million. The intrinsic value of unvested stock options of $4.0 million was allocated to unearned compensation and is being recognized as a non-cash compensation expense over the remaining vesting period. Of the cash paid for this acquisition, $15.8 million was deposited in escrow to satisfy certain indemnification obligations of the selling shareholders. The escrow period expired on September 17, 2005, whereupon $15.7 million of escrowed funds (net of pending escrow claims, which remain outstanding) were disbursed to former stockholders of Aelita. In-process research and development of $6.7 million was expensed immediately upon completion of the acquisition. Goodwill in the amount of $67.0 million and $18.9 million was assigned to the license and service segments, respectively, of our business and is not expected to be deductible for tax purposes. Goodwill allocation of 78% to licenses and 22% to services is based on both historical and projected relative contribution from licenses and services revenues.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$12,079
Property and equipment	1,468
Other non-current assets	178
Goodwill	85,850
Acquired technology with estimated useful lives of 1 – 5 years	16,500
Customer list with an estimated useful life of 2 years	5,100
Maintenance contracts with an estimated useful life of 5 years	2,600
Non-compete agreements with an estimated useful life of 4 years	3,000
Trademark with an estimated useful life of 2 years	600
In-process research and development	6,700
Deferred taxes	(8,620)
Deferred revenue	(7,811)
Other liabilities	(4,356)
Unearned compensation	4,008

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

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro Forma Disclosures

Actual results of operations of Aelita are included in our consolidated financial statements from March 17, 2004, the effective date of this acquisition. The unaudited financial information in the table below summarizes the combined results of operations of Quest and Aelita, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented, and combines the historical results for Quest for the twelve months ended December 31, 2004 and Aelita’s historical results for the period from January 1, 2004 to March 17, 2004. The pro forma financial information includes amortization of identified intangibles and unearned compensation charges of $1.6 million and $0.4 million, respectively, that we would have recognized had the Aelita acquisition closed on January 1, 2004. The pro forma data is presented for informational purposes only and we believe is not indicative of the results of future operations nor of the actual results that would have been achieved had the acquisition taken place at the beginning of the period presented (in thousands, except per share data):

Pro Forma:	Twelve Months Ended December 31, 2004
Revenues	$396,009
Net income	$43,011
Net income per share:
Basic	$0.45
Diluted	$0.44

5. Goodwill and Amortizable Intangible Assets

Amortizing intangible assets as of December 31, 2005 and 2004, respectively, are comprised of the following (in thousands):

	2005				2004
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
Acquired technology	$92,569	$(45,998)	$46,571	5.3	$65,809	$(35,089)	$30,720	5.4
Customer list	21,071	(11,273)	9,798	5.1	11,911	(7,424)	4,487	2.6
Existing maintenance contracts	3,970	(1,201)	2,769	5.1	3,000	(482)	2,518	4.9
Non-compete agreement	10,175	(4,473)	5,702	3.4	5,325	(2,832)	2,493	3.2
Trademarks	5,970	(1,835)	4,135	4.7	2,050	(864)	1,186	4.1

	$133,755	$(64,780)	$68,975		$88,095	$(46,691)	$41,404

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense for amortizing intangible assets was $18.1 million, $11.7 million and $11.1 million for the twelve months ended December 31, 2005, 2004 and 2003, respectively. Estimated annual amortization expense related to amortizing intangible assets by fiscal year is as follows:

Estimated Annual Amortization Expense
2006	$19,772
2007	18,247
2008	15,391
2009	9,433
2010 and thereafter	6,132

$68,975

All intangible assets will be fully amortized by the end of 2012.

The changes in the carrying amount of goodwill by reportable operating segment for the year ended December 31, 2005 are as follows (in thousands):

	Licenses	Services	Total
Balance as of December 31, 2003	$182,623	$57,217	$239,840
Acquisitions	68,804	19,458	88,262
Adjustments (a)	(3,191)	(1,008)	(4,199)

Balance as of December 31, 2004	248,236	75,667	323,903
Acquisitions	89,552	22,388	111,940
Adjustments (a)	(4,310)	(1,294)	(5,604)

Balance as of December 31, 2005	$333,478	$96,761	$430,239

(a)	Adjustments to the preliminary purchase price allocations for acquisitions.

6. Property and Equipment

Net property and equipment consist of the following at December 31 (in thousands):

	2005	2004
Building	$38,647	$15,715
Furniture and fixtures	13,090	11,773
Machinery and equipment	22,367	21,366
Computer equipment	33,061	27,853
Computer software	23,974	22,672
Leasehold improvements	5,503	4,649
Land	11,125	4,889

	147,767	108,917
Less accumulated depreciation and amortization	(64,922)	(56,156)

Property and equipment, net	$82,845	$52,761

Total depreciation and amortization expense related to property and equipment was $12.1 million and $12.8 million in 2005 and 2004, respectively.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On March 17, 2004, we acquired Aelita. See Note 4 above. Certain venture capital funds associated with Insight Venture Partners (the “Insight Funds”) previously holding shares of Aelita’s preferred stock became entitled to receive (subject to claims against an indemnity escrow fund) approximately $47.6 million in cash in respect of those shares of preferred stock as a result of this acquisition.

On May 20, 2005, we acquired Imceda. See Note 4 above. Insight Funds previously holding shares of Imceda’s preferred stock became entitled to receive cash and (subject to claims against an indemnity escrow fund) shares of Quest common stock representing an aggregate value of approximately $48.0 million in respect of those shares of preferred stock as a result of this acquisition.

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

8. Obligation Under Repurchase Agreement

We entered into a repurchase agreement in March 2004, utilizing $67.6 million of our investment securities as collateral. The cash proceeds of this transaction were used to provide funding for our acquisition of Aelita and our purchase of a new office facility. Our remaining obligation under this agreement of $12.7 million was paid in full in February 2005. In July 2005 we entered into another repurchase agreement utilizing $10.4 million of our investment securities as collateral. The cash proceeds of this transaction were used to provide funding for our acquisition of Vintela. Our remaining obligation under this agreement of $10.1 million was paid in full in December 2005.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Income Taxes

The provision for income taxes consists of the following for the years ended December 31 (in thousands):

	2005	2004	2003
Current:
Federal	$22,203	$5,226	$9,457
State	6,003	787	3,933
Foreign	5,019	6,944	1,353

	33,225	12,957	14,743
Deferred:
Federal	3,866	5,698	(607)
State	(4,385)	4,008	(2,033)
Foreign	(2,062)	2,727	—

	(2,581)	12,433	(2,640)

Total income tax provision	$30,644	$25,390	$12,103

The reconciliation of the U.S. federal statutory rate to the effective income tax rate for the years ended December 31, 2005, 2004 and 2003, is as follows:

	2005	2004	2003
Tax provision at U.S. federal statutory rates	35.0%	35.0%	35.0%
State taxes	2.5	3.5	3.7
Foreign taxes and foreign losses with tax benefit	(3.6)	(4.6)	(1.6)
Repatriation of foreign earnings	4.0	—	—
Research and development credits	(1.1)	(2.6)	(3.2)
In-process research and development	3.3	3.4	—
Other	2.2	0.3	2.1

	42.3%	35.0%	36.0%

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes as of December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004
Deferred tax assets:
Accounts receivable and sales returns reserves	$2,794	$2,747
Accrued liabilities	5,966	10,641
Foreign net operating loss carryforwards	17,307	13,520
U.S. net operating loss carryforwards	6,229	2,220
Stock compensation	1,122	1,192
Tax credits	11,281	13,303
Other	4,516	3,152

Total gross deferred assets	49,215	46,775
Deferred tax liabilities:
Intangibles	(24,197)	(16,173)
State taxes	35	(1,441)
Fixed assets	(3,278)	(3,952)

Total gross deferred liabilities	(27,440)	(21,566)
Valuation allowance	(20,446)	(16,660)

Net deferred income taxes	1,329	8,549

Less current portion	(11,905)	(13,075)

Non-current portion	$(10,576)	$(4,526)

At December 31, 2005, we had recorded a valuation allowance of approximately $20.4 million on certain of our deferred tax assets. Based on the weight of available evidence, we believe that it is more likely than not that these deferred tax assets will not be realized. The increase in valuation allowance primarily relates to the net addition of foreign net operating losses. Approximately $1.5 million of the valuation allowance was reduced in the current year related to foreign net operating losses, which were incurred by a subsidiary prior to the date of our acquisition of such subsidiary. Therefore, the benefit of such net operating losses was credited to goodwill.

At December 31, 2005, we have estimated net operating losses of approximately $10.0 million related to subsidiaries acquired during 2005. Additionally, we have certain federal net operating losses of approximately $5.3 million related to an acquired subsidiary that, as a result of federal consolidation rules, are not available to offset current or future income of our other U.S. entities. At December 31, 2005, we also had foreign net operating loss carry-forwards of approximately $54.5 million, which begin to expire in 2006. Approximately $25.9 million of the federal and foreign net operating loss carry-forwards were incurred by subsidiaries prior to the date of our acquisition of such subsidiaries. We established a valuation allowance of approximately $8.0 million at the date of acquisitions related to these subsidiaries. Accordingly, the tax benefits associated with the realization of such net operating losses will be credited to goodwill if realized.

At December 31, 2005 we had state tax credit carry-forwards of $9.4 million, which carry-forward indefinitely until utilized.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the current year, we realized tax benefits of $8.0 million from the exercise of stock options. That amount was allocated and credited to the following items:

Shareholders’ equity	$2,156
Goodwill	5,237
Deferred income tax asset	417
Income tax provision	228

Total	$8,038

In 2004, total tax benefits of $3.9 million were credited to shareholders’ equity.

Income before income taxes consists of the following components (in thousands):

	2005	2004	2003
United States	$47,515	$34,792	$18,762
Foreign	24,927	37,818	14,857

Total	$72,442	$72,610	$33,619

On October 22, 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. The AJCA provides for an 85% dividends received deduction on dividend distributions of foreign earnings to a U.S. taxpayer, if certain conditions are met. During the fourth quarter of fiscal 2005, we completed our evaluation of the effects of the repatriation provision of the AJCA and the company’s Chief Executive Officer and Board of Directors approved its Domestic Reinvestment Plan (“DRP”) under the AJCA. In December 2005, we repatriated approximately $43.5 million of certain foreign earnings, which qualified under the AJCA. During the fourth quarter of 2005, we recorded an estimated tax provision of approximately $2.3 million related to the repatriation. Other than the one-time repatriation provision under the AJCA, we do not expect to remit other earnings from our foreign subsidiaries.

At December 31, 2005, we had not provided for U.S. income taxes or foreign withholding taxes on undistributed earnings from continuing operations of subsidiaries operating outside of the United States. Undistributed earnings of our foreign subsidiaries were approximately $58.0 million as of the year ended December 31, 2005. Such undistributed earnings are considered permanently reinvested.

Our U.S and foreign tax returns are subject to routine compliance reviews by the various tax authorities. Although we believe we have appropriate support for the positions taken on our tax returns, our income tax expense includes amounts intended to satisfy income tax assessments that could result from the examination of our tax returns. Determining the income tax expense for such contingencies requires a significant amount of judgment and estimation. We evaluate such tax contingencies in accordance with the requirements of SFAS No. 5, Accounting for Contingencies, and have accrued for income tax contingencies that meet both the probable and estimable criteria of SFAS No. 5. These estimates are updated over time as more definitive information becomes available from taxing authorities, completion of tax audits, expiration of statutes of limitation, or upon occurrence of other events. The amounts ultimately paid upon resolution of such contingencies could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our consolidated results of operations. The tax contingency accrual is recorded as a component of our net income taxes payable/receivable balance.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Employee Benefit Plans

Stock Option Plans

Our stock option plans provide for the issuance of stock options to our employees, directors and consultants. The options are generally granted with exercise prices equal to the fair market value of our common stock as of the grant date, expire ten years from the date of grant, and ratably vest over a four- to five-year period. Under the Quest Software, Inc. 1999 and 2001 Stock Incentive Plans, we have authorized up to 38.5 million shares for issuance under the plans, of which 3.6 million shares are available for future grant.

A summary of the status of our stock option plans as of December 31, 2005, 2004 and 2003 and changes during the years ending on those dates is presented below (in thousands, except per share data):

	2005		2004		2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding, beginning of period	24,952	$13.18	22,919	$13.27	19,710	$13.28
Assumed with acquisition(s)	1,719	$0.85	1,089	$3.78	—	$—
Granted	5,964	$14.38	5,670	$12.89	6,947	$11.49
Exercised	(2,707)	$4.91	(2,254)	$7.41	(1,799)	$5.28
Canceled	(4,155)	$13.38	(2,472)	$14.45	(1,939)	$14.44

Balance, end of period	25,773	$13.47	24,952	$13.18	22,919	$13.27

Exercisable, end of period	11,750	$13.94	9,155	$14.17	6,935	$14.05

The weighted-average fair value of options granted during the years ended December 31, 2005, 2004 and 2003 was $7.02, $7.03 and $6.29, respectively.

In 2005, we assumed options to purchase an aggregate of approximately 1.7 million shares, with a weighted-average exercise price of $0.85 per share and a weighted-average fair value of $13.09 per share, from acquisitions. Related to the options acquired, the intrinsic value attributable to 449,186 shares of unvested options were recorded as unearned compensation, while the remainder were included as part of the purchase price. In 2004, we assumed options to purchase an aggregate of approximately 1.1 million shares, with a weighted-average exercise price of $3.78 per share and a weighted-average fair value of $12.27 per share, from Aelita as part of the acquisition. Related to the options acquired from Aelita, the intrinsic value attributable to 409,000 shares of unvested options were recorded as unearned compensation, while the remainder were included as part of the purchase price. No options were granted during 2003 with below market exercise prices. Included in the accompanying consolidated financial statements is $2.9 million, $1.8 million and $0.9 million of expense recorded during the years ended December 31, 2005, 2004 and 2003, respectively, associated with stock option grants at below market exercise prices. The expense equals the difference between the fair market value of our common stock on the grant date and the exercise price of the stock options and is recognized ratably over the remaining vesting period of the stock options.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2005 (numbers of shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.29 -8.30	3,183	6.11	$5.17	1,816	$3.97
$8.40-10.74	4,042	6.20	$9.93	2,254	$10.10
$10.82-11.18	1,858	8.20	$11.10	430	$11.03
$11.25-11.56	3,841	7.70	$11.56	1,355	$11.56
$11.57-14.15	2,588	8.64	$13.30	905	$13.02
$14.16-14.47	983	9.58	$14.45	77	$14.47
$14.49-14.59	2,771	9.92	$14.59	50	$14.54
$14.60-15.13	2,991	5.73	$14.97	2,410	$14.98
$15.14-26.50	2,739	6.04	$21.68	2,017	$23.41
$27.00-53.41	777	4.56	$41.59	436	$37.77

	25,773		$13.47	11,750	$13.94

Employee 401(k) Plan

We sponsor the Quest Software, Inc. 401(k) Plan (“401(k) Plan”) covering substantially all of our employees. As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from 1% to 100% of their annual compensation to the 401(k) Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. Participant contributions vest immediately, while discretionary matching contributions we make vest ratably over a three-year period. Our discretionary matching contributions to the 401(k) Plan totaled $1.8 million, $1.5 million and $1.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

11. Other Income (Expense), Net

Other income (expense), net consists of the following for the years ended December 31 (in thousands):

	2005	2004	2003
Interest income	$6,806	$7,338	$6,107
Interest expense	(327)	(648)	(191)
Foreign currency gain (loss), net	(5,673)	3,245	6,247
Loss on impairment/sale of interest in aircraft	—	—	(3,495)
Other expense, net (a)	(2,440)	(959)	(1,031)

Total	$(1,634)	$8,976	$7,637

(a)	Other expense, net includes several other components, of which the majority relates to costs incurred with operating and maintaining our corporate aircraft.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Commitments and Contingencies

We lease office facilities and certain equipment under various operating leases. A majority of these leases are non-cancelable and obligate us to pay costs of maintenance, utilities, and applicable taxes. The leases on most of the office facilities contain escalation clauses and renewal options. Rental expense is recorded on a straight-line basis over the life of the lease. Total rent expense was $15.1 million, $14.4 million and $13.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Minimum lease commitments under non-cancelable operating leases as of December 31, 2005 are as follows (in thousands):

Year ending December 31:
2006	$12,448
2007	9,363
2008	6,285
2009	3,689
2010	1,967
Thereafter	1,896

$35,648

We are a party to litigation from time to time, which we consider to be routine and incidental to our business. Management does not expect the results of any of these actions to have a material adverse effect on our results of operations or financial condition.

In the normal course of our business, we enter into certain types of agreements that require us to indemnify or guarantee the obligations of other parties. These commitments include (i) intellectual property indemnities to licensees of our software products, (ii) indemnities to certain lessors under office space leases for certain claims arising from our use or occupancy of the related premises, or for the obligations of our subsidiaries under leasing arrangements, (iii) indemnities to customers, vendors and service providers for claims based on negligence or willful misconduct of our employees and agents, and (iv) indemnities to our directors and officers to the maximum extent permitted under applicable law. The terms and duration of these commitments varies and, in some cases, may be indefinite, and certain of these commitments do not limit the maximum amount of future payments we could become obligated to make thereunder; accordingly, our actual aggregate maximum exposure related to these types of commitments cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for obligations of this nature, and no liabilities have been recorded for these obligations in our financial statements included in this report as the estimated fair value of these obligations as of December 31, 2005 was considered nominal.

13. Geographic and Segment Information

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

Our reportable operating segments are Licenses and Services. The Licenses segment develops and markets licenses to use our software products. The Services segment provides post-contract technical support for software products and fee-based professional consulting and training services related to our software products.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We do not separately allocate operating expenses to these segments, nor do we allocate specific assets to these segments. Therefore, segment information reported includes only revenues, cost of revenues, and gross profit.

Reportable segment data for the three years in the period ended December 31, 2005, is as follows (in thousands):

	Licenses	Services	Total
Year ended December 31, 2005:
Revenues	$260,349	$216,033	$476,382
Cost of revenues	15,914	38,128	54,042

Gross profit	$244,435	$177,905	$422,340

Year ended December 31, 2004:
Revenues	$225,032	$164,431	$389,463
Cost of revenues	12,065	29,646	41,711

Gross profit	$212,967	$134,785	$347,752

Year ended December 31, 2003:
Revenues	$179,560	$124,728	$304,288
Cost of revenues	11,987	21,365	33,352

Gross profit	$167,573	$103,363	$270,936

Revenues are attributed to geographic areas based on the location of the entity to which the products or services were delivered. Revenues, gross profit, income from operations and long-lived assets concerning principal geographic areas in which we operate are as follows (in thousands):

	United States	United Kingdom	Other International (b)	Total
Year ended December 31, 2005:
Revenues	$296,952	$63,260	$116,170	$476,382
Long-lived assets (a)	125,660	2,432	7,119	135,211

Year ended December 31, 2004:
Revenues	$253,685	$52,422	$83,356	$389,463
Long-lived assets (a)	212,574	1,825	5,194	219,593

Year ended December 31, 2003:
Revenues	$201,400	$33,203	$69,685	$304,288
Long-lived assets (a)	223,205	1,084	3,862	228,151

(a)	Excludes deferred taxes, goodwill and amortizing intangible assets, net.
(b)	No single location within Other International accounts for greater than 8% of revenues.

14. Subsequent Event

On January 4, 2006, we acquired all the outstanding shares of AfterMail Limited, a privately held leader in email intelligence, for approximately $14.7 million in cash, plus potential additional consideration of up to $30 million in cash that may become payable over the three year period following the acquisition contingent upon satisfaction of certain performance-based criteria.

QUEST SOFTWARE, INC.

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNT

Description	Balance at Beginning of Period	Acquired Balances	Charges, Costs and Expenses	Additions/ Deductions	Balance at End of Period
	(In Thousands)
Year ended December 31, 2005:
Allowance for bad debt	$1,563	$—	$264	$(184)	$1,643
Allowance for sales returns and cancellations	$12,631	$249	$1,248	$(4,209)	$9,919

Year ended December 31, 2004:
Allowance for bad debt	$1,088	$—	$236	$239	$1,563
Allowance for sales returns and cancellations	$8,151	$820	$8,134	$(4,474)	$12,631

Year ended December 31, 2003:
Allowance for bad debt	$841	$—	$291	$(44)	$1,088
Allowance for sales returns and cancellations	$6,137	$123	$4,493	$(2,602)	$8,151

S-1

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of April 26, 2005, by and among Quest Software, Inc., Impetus Acquisition Corp., Imceda Software, Inc., certain stockholders of Imceda and Insight Venture Partners, LLC, as Stockholders’ Representative. (1)

2.2	Agreement and Plan of Merger, dated as of May 31, 2005, by and among Quest Software, Inc., Velocity Merger Corp., Vintela, Inc., certain stockholders of Vintela and The Canopy Group, Inc., as Stockholders’ Representative. (2)

3.1	Second Amended and Restated Articles of Incorporation. (3)

3.2	Certificate of Amendment of Articles of Incorporation of Quest Software, Inc. (4)

3.3	Bylaws of Quest Software, Inc. (5)

4.1	Form of Registrant’s Specimen Common Stock Certificate. (3)

10.1++	Registrant’s 1999 Stock Incentive Plan, as amended. (6)

10.2	Form of Directors’ and Officers’ Indemnification Agreement. (3)

10.3++	Registrant’s 2001 Stock Incentive Plan. (7)

10.8++	Offer Letter Agreement between Quest Software, Inc. and Michael J. Lambert. (9)

10.9++	Form of Stock Option Agreement used under the Registrant’s 1999 Stock Incentive Plan. (10)

10.10++	Form of Stock Option Agreement used under the Registrant’s 2001 Stock Incentive Plan. (7)

10.11	Settlement Agreement, executed on March 21, 2005, between Quest Software, Inc. and Computer Associates International, Inc. (11)

10.12++	Description of Compensation Arrangement for Non-Employee Directors

10.13++	Summary of Compensation Arrangements with Named Executive Officers

14.1	Code of Ethics. (8)

21.1	Subsidiaries of the Company.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to our Current Report on Form 8-K filed May 2, 2005.
(2)	Incorporated herein by reference to our Current Report on Form 8-K filed June 6, 2005.
(3)	Incorporated herein by reference to our Registration Statement on Form S-1 and all amendments thereto (File No. 333-80543).
(4)	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2005.
(5)	Incorporated herein by reference to our Current Report on Form 8-K filed August 2, 2005.
(6)	Incorporated herein by reference to our Registration Statement on Form S-8 (File No. 333-116761) filed on June 23, 2004.
(7)	Incorporated herein by reference to our Registration Statement on Form S-8 (File No. 333-82784) filed on February 14, 2002.
(8)	Incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2003.
(9)	Incorporated herein by reference to our Current Report on Form 8-K filed November 29, 2004.
(10)	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2004.
(11)	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2005.
++	Indicates a management contract or compensatory arrangement.