Form 10-K/A
period 2005-12-31
QUEST SOFTWARE INC
filed 2006-05-01
CIK 1088033

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

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2005 solely for the purpose of providing the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. Such information was to be incorporated by reference from the Registrant’s definitive proxy statement in connection with the Registrant’s 2006 Annual Meeting of Shareholders.

Item 10. Directors and Executive Officers of the Registrant

Executive Officers

Listed below is information regarding the individuals serving as our executive officers as of May 1, 2006:

Vincent C. Smith, 42 Chairman of the Board and Chief Executive Officer	Mr. Smith has served as our Chief Executive Officer since 1997 and a director since 1995. Mr. Smith became Chairman of the Board in 1998. From 1992 to 1994, Mr. Smith served as Vice President of Worldwide Sales and Marketing at Patrol Software North America, a company he founded. Following Patrol’s acquisition by BMC Software in 1994, Mr. Smith managed BMC’s sales operations as Director of Open Systems. From 1987 to 1992, Mr. Smith held a variety of sales management positions at Oracle Corporation.

Douglas F. Garn, 47 President	Mr. Garn has served as our President since February 2005. Mr. Garn previously served as our Vice President, Worldwide Sales from January 1998 to January 2002, and returned to this position in January 2003 after a medical leave of absence. From March 1996 to January 1998, Mr. Garn was Vice President of North American Sales for Peregrine Systems, Inc.

M. Brinkley Morse, 48 Senior Vice President, Corporate Development	Mr. Morse has served as our Senior Vice President, Corporate Development since April 2005. Mr. Morse previously served as our Vice President, Finance and Operations since January 2001 and as our Chief Financial Officer since May 2003. Before joining Quest, Mr. Morse served as Senior Vice President, Corporate Development and Secretary of BMC Software from September 1998 to August 2000, and he served as General Counsel and Secretary of BMC from November 1988 to September 1998.

Michael J. Lambert, 44 Senior Vice President, Chief Financial Officer	Mr. Lambert has served as our Senior Vice President, Chief Financial Officer since April 2005. Mr. Lambert previously served as our Senior Vice President, Finance since November 2004. Before joining Quest, Mr. Lambert served as Executive Vice President and CFO at Quantum Corporation, a publicly held provider of storage solutions, from June 2001 through June 2004. Prior to Quantum, Mr. Lambert was Senior Vice President and CFO of NerveWire, a systems integration consulting firm. From March 1996 to July 2000, Mr. Lambert worked for Lucent Technologies, most recently as Vice President and CFO of the InterNetworking Systems Division.

Anthony Foley, 47 Senior Vice President, Worldwide Sales	Mr. Foley has served as our Senior Vice President, Worldwide Sales since April 2005. Mr. Foley previously served as our Vice President Sales, EMEA since April 2000. From February 1997 until he joined Quest, Mr. Foley served in senior sales and operations management positions for the European operations of Computer Associates International, Inc. Prior to his employment with CA, Mr. Foley served in business development positions for European subsidiaries of GE Capital and IBM.

Directors

Listed below is information regarding the six individuals serving as our directors as of May 1, 2006:

Vincent C. Smith, 42 Chairman of the Board and Chief Executive Officer Director since 1995	Information for Mr. Smith is included in the previous section titled “Executive Officers.”

Jerry Murdock, Jr., 47 Director Director since 1999	Mr. Murdock is a General Partner of Insight Capital Partners, an investment firm, which he co-founded in 1995. From 1988 to 1995, Mr. Murdock was a director of Aspen Technology Group, a consulting firm that he founded. Mr. Murdock also serves on the board of directors of CallWave, Inc. Mr. Murdock is a member of the Board of Trustees of both The Santa Fe Institute and The Aspen Institute.

Raymond J. Lane, 59 Director Director since 2000	Mr. Lane is a General Partner of Kleiner Perkins Caufield & Byers, a venture capital firm. Prior to joining Kleiner Perkins in July 2000, Mr. Lane was President and Chief Operating Officer and a Director of Oracle, where he served in various executive management positions. Before joining Oracle in June 1992, Mr. Lane was a Senior Vice President and Managing Partner of Booz-Allen & Hamilton. He also served on Booz-Allen’s Board of Directors and Executive Management Committee. Currently, Mr. Lane is a member of the Board of Trustees of Carnegie-Mellon University and also serves as Vice Chairman of Special Olympics International.

Augustine L. Nieto II, 48 Director Director since 2002	Mr. Nieto was a co-founder of Life Fitness, a leading manufacturer of cardiovascular and strength training fitness equipment for commercial and consumer use, and held a variety of executive positions with Life Fitness until the company was acquired by Brunswick Corporation in 1997. He is currently a Senior Advisor for North Castle Partners, a private equity firm in Greenwich, Connecticut. Mr. Nieto is currently the Chairman of Octane Fitness, a manufacturer of consumer exercise equipment, and also serves on the Board of Directors of Grand Expedition.

Kevin M. Klausmeyer, 47 Director Director since 2003	Mr. Klausmeyer was most recently the Chief Financial Officer of RLX Technologies, Inc., a privately held developer of management and provisioning software for utility computing environments. RLX was acquired by Hewlett-Packard Company in October 2005. From December 1999 to February 2003, Mr. Klausmeyer was chief financial officer of PentaSafe Security Technologies, Inc., which was acquired by NetIQ Corporation in December 2002. As a software finance professional, Mr. Klausmeyer was a member of the AICPA’s Software Revenue Recognition Taskforce from 1998 to 2005.

Paul Sallaberry, 50 Director Director since 2005	Mr. Sallaberry previously held several executive level positions with VERITAS Software, most recently as Executive Vice President, Worldwide Field Operations. Prior to that, Mr. Sallaberry served as Senior Vice President, Worldwide Sales of Veritas from July 1999 to December 1999, and Vice President, Worldwide Sales of Veritas from April 1997 to July 1999.

Corporate Governance

Our Board of Directors and management are committed to good corporate governance to ensure that we are managed for the long-term benefit of our shareholders. We have in place a variety of policies and practices to promote good corporate governance. Consistent with our Corporate Governance Guidelines, a majority of our Board of Directors is independent in accordance with Nasdaq listing standards, and all members of our Audit Committee, our Compensation Committee, and our Nominating and Corporate Governance Committee also meet Nasdaq guidelines for independence. We have also established:

•	Written charters for our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee that address corporate governance practices in accordance with the Sarbanes-Oxley Act, current Nasdaq corporate governance guidelines, and other applicable rules and regulations;

•	a Code of Business Conduct and Ethics applicable to our officers, directors and employees;

•	a procedure for receipt and treatment of anonymous and confidential complaints or concerns regarding audit or accounting matters; and

•	disclosure control policies and procedures.

The Nominating and Corporate Governance Committee of our Board of Directors is responsible for establishing and reviewing the Corporate Governance Guidelines from time to time and reporting and making recommendations to the Board concerning corporate governance matters. Among the matters addressed by our Corporate Governance Guidelines are:

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

Copies of our Corporate Governance Guidelines and Code of Business Conduct and Ethics can be found in the Investor Relations—Corporate Governance area of our website at www.quest.com.

Audit Committee Financial Expert

We have a standing audit committee consisting of Messrs. Klausmeyer, Murdock and Nieto. Our board of directors has determined that Mr. Klausmeyer is an audit committee financial expert.

Nominations for Director

The policy of the Nominating Committee is to consider shareholder recommendations for candidates for membership on the Board. Shareholder recommendations for nominations should be delivered to our Corporate Secretary as follows:

Corporate Secretary

Quest Software, Inc.

5 Polaris Way

Aliso Viejo, CA 92656

Shareholder recommendations should set forth, among other matters: (i) the name, age and business address of the nominee; (ii) the principal occupation or employment of the nominee; (iii) the number of shares of Quest capital stock owned by the nominee; and (iv) other information relating to the nominee that is required to be disclosed in solicitations for proxies for election of directors under applicable rules and regulations of the Securities and Exchange Commission.

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

Based solely upon a review of the copies of such forms furnished to the Company or written representations that no Forms 4 or 5 were required, the Company believes that, during 2005, its officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements, except that Messrs. Smith and Murdock each filed a late report on Form 4 for one transaction.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth for the years ended December 31, 2003, 2004 and 2005 all compensation received by our chief executive officer and each of our executive officers for services rendered to Quest in all capacities. These officers are referred to in this Report as the Named Executive Officers.

		Annual Compensation						Long-Term Compensation
Name and Principal Position	Year	Salary($)		Bonus($)(1)		Other Annual Compen- sation($)(2)		Securities Underlying Options(#)	All Other Compensation($)(3)
Vincent C. Smith Chairman of the Board and Chief Executive Officer	2005 2004 2003	$ $	150,000 150,000 —	$ $ $	200,000 200,000 200,000	$ $ $	171,150 138,208 127,005	— — 750,000	$ $	2,500 2,500 —

Douglas F. Garn President	2005 2004 2003	$ $ $	400,000 400,000 189,489	$ $ $	200,000 200,000 200,000	$ $	10,488 10,599 —	325,000 50,000 550,000	$ $ $	2,500 2,500 1,500

M. Brinkley Morse Senior Vice President, Corporate Development	2005 2004 2003	$ $ $	350,000 350,000 200,000	$ $ $	50,000 50,000 100,000		— — —	— — 150,000		— — —

Michael J. Lambert(4) Senior Vice President,	2005 2004	$ $	350,000 17,275		$100,000 —		— —	100,000 400,000		$2,500
Chief Financial Officer	2003		—		—		—	—		—

Anthony Foley (5) Senior Vice President, Worldwide Sales	2005 2004 2003		$495,704 — —		— — —		$134,404 — —	— — —		— — —

(1)	Includes performance bonuses accrued in the year of service whether paid during the year of service or thereafter.
(2)	The amounts disclosed in this column include automobile and related expenses paid by Quest, personal use of company aircraft, moving and relocation expenses paid by Quest (including temporary living expenses), health club memberships and the allocable cost of Quest annual sales quota club trip, including related tax gross-up benefits, each in the amounts indicated in the table below. For purposes of the aircraft-related compensation disclosures for 2005 and 2004, we have valued Mr. Smith’s personal use of company aircraft based on the cost of fuel, maintenance reserves for engines and smaller variable costs, such as trip-related hangar and parking costs, landing fees, crew expenses and on-board catering. In 2003, for compensation disclosure purposes, we valued Mr. Smith’s personal use of company aircraft based on the Standard Industry Fare Level rates, as published by the Internal Revenue Service.

Name	Year	Automobile Expenses		Personal Use of Quest Aircraft		Health Club Membership	Moving and Relocation Expenses	Sales Quota Club Trip		Total Other Annual Compensation
Vincent C. Smith	2005 2004 2003	$ $ $	29,415 28,439 34,963	$ $ $	135,783 99,170 92,042	$288 — —	— — —	$ $	5,664 10,599 —	$ $ $	171,150 138,208 127,005

Douglas F. Garn	2005 2004		— —		— —	— —	— —	$ $	10,488 10,599	$ $	10,488 10,599

Anthony Foley	2005		$23,596		—	—	$104,639		$6,169		$134,404

(3)	These amounts represent matching contributions under our 401(k) Plan.
(4)	Mr. Lambert joined Quest in November 2004 as Senior Vice President, Finance. He was appointed Chief Financial Officer in April 2005.
(5)	Mr. Foley was appointed Senior Vice President, Worldwide Sales in April 2005. Although Mr. Foley’s compensation is denominated in British pounds, the amounts described above have been translated into U.S. dollars using the average exchange rate for the relevant year (which was $1.82069 per British pound). Mr. Foley is the only Named Executive Officer paid in total or in part in currencies other than the U.S. dollar.

Option Grants in Last Fiscal Year

The following table sets forth certain information with respect to stock options granted to each of the Named Executive Officers in 2005, including the potential realizable value over the ten-year term of the options, based on assumed rates of stock appreciation of 5% and 10%, compounded annually. These assumed rates of appreciation comply with the rules of the SEC and do not represent our estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of our Common Stock. No stock appreciation rights were granted during 2005.

	Option Grants in 2005				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term($)
Name	Number of Securities Underlying Options Granted(#) (1)	Percent of Total Options Granted to Employees in 2005(%)	Exercise Price ($/Share)	Expiration Date	5%	10%
Douglas F. Garn	325,000	5.45%	$14.59	12/08/15	$2,982,061	$7,557,128
Michael J. Lambert	100,000	1.68%	$14.59	12/08/15	$917,557	$2,325,270

(1)	These options were granted at an exercise price equal to the fair market value of Quest Common Stock on the grant date. These options vest as follows: 20% on the first anniversary of the date of grant, and 10% upon completion of each of the following eight six-month periods.

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

Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

The following table sets forth, for the year ending December 31, 2005, certain information regarding options exercised by, and held at year-end by, the Named Executive Officers.

			Number of Securities Underlying Unexercised Options at December 31, 2005(#)		Value of Unexercised In-the- Money Options at December 31, 2005($) (1)
Name	Shares Acquired Upon Exercise(#)	Value Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Vincent C. Smith	—	—	1,474,166	860,834	$5,445,739	$3,726,011
Douglas F. Garn	15,000	190,452	598,400	804,500	$923,615	$1,290,300
M. Brinkley Morse	—	—	745,000	255,000	$1,860,600	$1,006,900
Michael J. Lambert	—	—	80,000	420,000	$0	$0
Anthony Foley	66,500	188,899	301,875	178,625	$202,220	$600,145

(1)	Calculated on the basis of the fair market value of our Common Stock on December 30, 2005 ($14.59 per share), less the applicable exercise price per share, multiplied by the number of shares underlying the options.

Director Compensation and Other Arrangements

Non-employee directors receive an annual retainer of $30,000 for serving on the board of directors, and are reimbursed for reasonable expenses incurred by them in attending board and committee meetings. In addition, (a) the chairman of our Audit Committee receives an additional $20,000 annual fee and each other member of the Audit Committee receives an additional $10,000 annual fee; (b) the chairman of our Compensation Committee receives an additional $10,000 annual fee, and each other member of the Compensation Committee receives an additional $5,000 annual fee; and (c) the chairman of our Nominating and Corporate Governance Committee receives an additional $7,500 annual fee and each other member of the Nominating and Corporate Governance Committee receives an additional $5,000 annual fee.

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

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between any of our executive officers or any member of our compensation committee and any member of any other company’s board of directors or compensation committee. For additional information concerning transactions involving other members of the Board, see Item 13—“Certain Relationships and Related Transactions.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of April 17, 2006 with respect to the beneficial ownership of Quest Common Stock by (i) each person Quest believes beneficially holds more than 5% of the outstanding shares of Common Stock; (ii) each director; (iii) each Named Executive Officer and (iv) all directors and executive officers as a group. Unless otherwise indicated, all persons named as beneficial owners of Common Stock have sole voting power and sole investment power with respect to the shares indicated as beneficially owned. Beneficial ownership also includes shares of Quest Common Stock issuable upon exercise of stock options that are exercisable or will become exercisable within 60 days of April 17, 2006, as reflected in the table below. Unless otherwise indicated, the principal address of each of the shareholders below is c/o Quest Software, Inc., 5 Polaris Way, Aliso Viejo, California 92656.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Options Exercisable Within 60 Days	Percent of Shares Outstanding
Vincent C. Smith (1)	31,746,531		1,677,666	32.4%
David M. Doyle (2) 5402 Alton Pkwy, Ste. 141, Irvine, CA 92604	6,935,072		0	6.8%
M. Brinkley Morse	0		835,000	*
Douglas F. Garn	0		712,900	*
Jerry Murdock, Jr. (3)	887,051	(3)	75,000	*
Raymond J. Lane	442,113		114,309	*
Anthony Foley	0		335,500	*
Augustine L. Nieto II	0		80,000	*
Kevin M. Klausmeyer	3,400		65,000	*
Paul Sallaberry	4,000		50,000	*
Michael J. Lambert	0		120,000	*
All executive officers and directors as a group (10 persons) (4)	33,083,095		4,065,375	35.2%

*	Less than 1%
(1)	Includes an aggregate of 152,400 shares held in the names of Mr. Smith’s minor children and 1,040 shares held by Mr. Smith as custodian for his minor children. Includes an aggregate of 30,592,300 shares held through limited liability companies. Includes 47,060 shares held by the Vincent C. Smith Charitable Remainder Trust, of which Mr. Smith is the trustee.
(2)	According to a Schedule 13G/A filed with the Securities and Exchange Commission by Mr. Doyle on February 14, 2006.
(3)	Includes 772,027 shares owned by certain venture capital funds associated with Insight Venture Partners (the “Insight Funds”). Mr. Murdock is a member of the Board of Managers of Insight Holdings Group, LLC, the managing member of the general partner of each of the Insight Funds. Mr. Murdock disclaims beneficial ownership of these securities, except to the extent of his pecuniary interest therein, which may not be readily determinable.
(4)	Includes the shares of Quest Common Stock referred to in footnotes 1 and 3 above.

Equity Compensation Plan Information

The following table gives information about our Common Stock that may be issued upon the exercise of options under all of our existing equity compensation plans as of December 31, 2005.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	17,137,968		$13.73	2,686,689
Equity compensation plans not approved by security holders	7,512,173	(2)	$12.51	264,141

Totals	24,650,141		$13.36	2,950,830

(1)	Excludes options to purchase 782,757 shares of Common Stock with a weighted-average exercise price of $2.63 that were assumed by Quest in connection with our acquisitions of Foglight Software, OnWire Technologies, Aelita Software Corporation, Imceda Software and Vintela. In connection with these acquisitions, Quest only assumed options outstanding at the time of the acquisition but did not assume the entire option plan; therefore, no further options may be granted under these acquired-company option plans.
(2)	Issued under our 2001 Stock Incentive Plan. See the description of the 2001 Stock Incentive Plan below.

2001 Stock Incentive Plan

As of December 31, 2005, we had 7,776,314 shares of Common Stock reserved for issuance under the 2001 Stock Incentive Plan (the “2001 Plan”) for employees. The 2001 Plan provides for the granting of non-qualified stock options to employees at the fair market value of our Common Stock at the grant date. Officers and directors of Quest are not eligible to participate in the 2001 Plan unless and until the 2001 Plan is approved by our shareholders. Options granted under the 2001 Plan have ten-year terms and generally vest 20% after the first year and in 10% increments every six months thereafter. The 2001 Plan is not required to be and has not been approved by our shareholders.

Item 13. Certain Relationships and Related Transactions

In May 2005, we acquired Imceda Software, Inc. (“Imceda”), a privately held company that provides systems, storage and database management solutions, in a transaction valued at approximately $60.6 million. Certain venture capital funds associated with Insight Venture Partners (the “Insight Funds”) previously holding shares of Imceda’s preferred stock became entitled to receive cash and (subject to claims against an indemnity escrow fund) shares of Quest common stock, such cash and stock representing an aggregate value of approximately $47.3 million (based on the manner in which Quest common stock is valued under the Agreement and Plan of Merger governing this transaction). Jerry Murdock, a director of Quest, is a Managing Director and the co-founder of Insight Venture Partners and an investor in the Insight Funds. Vincent Smith, Quest’s Chairman of the Board and CEO, and Ray Lane and Paul Sallaberry, directors of Quest, are passive limited partners in Insight Funds, and received a portion of the proceeds from the Imceda transaction by virtue of their respective ownership interests therein. We believe that the financial interests of Messrs. Smith, Lane and Sallaberry in the Imceda transaction are not material.

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

Item 14. Principal Accounting Fees and Services

The following table presents the fees billed to Quest for professional audit services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”), for the audit of our annual financial statements for the years ended December 31, 2005 and 2004, and fees billed for other services rendered by Deloitte during those periods.

	2005	2004
Audit Fees (1)	$1,341,000	$1,302,000
Audit-Related Fees (2)	$0	$58,000
Tax Fees (3)	$499,000	$712,000
All Other Fees	$0	$0

Total	$1,840,000	$2,072,000

(1)	Audit Fees related to professional services rendered for the audit of our annual financial statements, reviews of our quarterly financial statements, international statutory audits and other fees related to our SEC filings and other accounting consultations. This category also includes $707,000 and $806,000 in fees in 2005 and 2004, respectively, for the audit of management’s assessment of the effectiveness of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002.
(2)	Audit-Related Fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. The audit-related fees in 2004 were related to audits of our employee benefit plans.
(3)	Tax Fees included fees for tax compliance of approximately $314,000 for 2005 and $485,000 for 2004, relating to U.S. federal tax returns, tax returns in overseas countries in which we do business and various state and local tax returns. Tax fees also included fees for tax advisory services of approximately $185,000 for 2005 and $227,000 for 2004, including tax examination assistance, expatriate tax services, assistance related to mergers and acquisitions, tax research and tax planning services in the countries in which we do business.

The Audit Committee of the Board of Directors has considered whether the provision by Deloitte of the non-audit services listed above is compatible with maintaining Deloitte’s independence.

Pre-Approval Policy

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services, and may be subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval policy, and the related amounts of fees for services performed. The Audit Committee may also pre-approve particular services on a case-by-case basis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUEST SOFTWARE, INC.

Dated: May 1, 2006	By:	/S/ VINCENT C. SMITH
Vincent C. Smith Chief Executive Officer

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.