Form 10-Q
period 2006-03-31
QUEST SOFTWARE INC
filed 2006-05-10
CIK 1088033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock, no par value, as of April 28, 2006, was 101,532,204.

QUEST SOFTWARE, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$152,003	$121,025
Short-term marketable securities	79,467	74,398
Accounts receivable, net of allowances of $14,043 at March 31, 2006 and $17,088 at December 31, 2005	77,539	116,052
Prepaid expenses and other current assets	14,180	15,202
Deferred income taxes	11,891	11,905

Total current assets	335,080	338,582
Property and equipment, net	85,769	82,845
Long-term marketable securities	41,347	47,538
Amortizing intangible assets, net	66,031	68,975
Goodwill	442,890	430,239
Other assets	6,315	4,828

Total assets	$977,432	$973,007

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,468	$3,756
Accrued compensation	26,923	32,696
Other accrued expenses	27,855	34,351
Income taxes payable	8,907	19,554
Current portion of deferred revenue	136,714	140,267

Total current liabilities	204,867	230,624
Long-term liabilities:
Long-term portion of deferred revenue	36,540	34,980
Deferred income taxes	11,399	10,576
Other long-term liabilities	1,421	1,460

Total long-term liabilities	49,360	47,016
Commitments and contingencies (Note 3 and 10)
Shareholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value, 200,000 shares authorized; 101,034 and 99,761 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	693,722	676,285
Retained earnings	48,581	41,942
Accumulated other comprehensive loss	(1,884)	(1,716)
Unearned compensation	—	(3,930)
Note receivable from sale of common stock	(17,214)	(17,214)

Total shareholders’ equity	723,205	695,367

Total liabilities and shareholders’ equity	$977,432	$973,007

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues:
Licenses	$63,680	$54,718
Services	63,839	48,630

Total revenues	127,519	103,348
Cost of revenues:
Licenses	1,262	968
Services	11,458	8,675
Amortization of purchased technology	3,451	2,255

Total cost of revenues	16,171	11,898

Gross profit	111,348	91,450
Operating expenses:
Sales and marketing	58,949	43,393
Research and development	27,406	21,120
General and administrative	14,440	9,702
Amortization of other purchased intangible assets	2,133	1,276
In-process research and development	300	1,050

Total operating expenses	103,228	76,541

Income from operations	8,120	14,909
Other income (expense), net	2,284	(1,510)

Income before income tax provision	10,404	13,399
Income tax provision	3,765	4,360

Net income	$6,639	$9,039

Net income per share:
Basic	$0.07	$0.09

Diluted	$0.06	$0.09

Weighted average shares:
Basic	100,424	96,195
Diluted	103,755	99,585

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$6,639	$9,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,394	6,148
Compensation expense associated with stock option grants	7,287	683
Deferred income taxes	(16)	(41)
Excess tax benefit related to stock-based compensation	(2,349)	259
Provision for bad debts	(146)	(80)
In-process research and development	300	1,050
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	40,007	43,513
Prepaid expenses and other current assets	1,107	461
Other assets	204	141
Accounts payable	352	548
Accrued compensation	(5,997)	(6,614)
Other accrued expenses	(6,711)	(8,035)
Litigation settlement payment	—	(16,000)
Income taxes payable	(8,204)	(2,351)
Deferred revenue	(2,228)	(1,010)
Other liabilities	(32)	(108)

Net cash provided by operating activities	39,607	27,603
Cash flows from investing activities:
Purchases of property and equipment	(6,254)	(3,039)
Cash paid for acquisitions, net of cash acquired	(15,259)	(12,754)
Purchases of equity investments	(1,636)	—
Sales and maturities of marketable securities	935	2,064

Net cash used in investing activities	(22,214)	(13,729)
Cash flows from financing activities:
Repayment of repurchase agreement	—	(12,725)
Repayment of capital lease obligations	(64)	(85)
Proceeds from the exercise of stock options	12,008	1,472
Excess tax benefit related to stock-based compensation	2,349	—

Net cash provided by (used in) financing activities	14,293	(11,338)
Effect of exchange rate changes on cash and cash equivalents	(708)	851

Net increase in cash and cash equivalents	30,978	3,387
Cash and cash equivalents, beginning of period	121,025	118,157

Cash and cash equivalents, end of period	$152,003	$121,544

Supplemental disclosures of consolidated cash flow information:
Cash paid for interest	$18	$51

Cash paid for income taxes	$11,816	$4,772

Supplemental schedule of non-cash investing and financing activities:
Unrealized loss on available-for-sale securities	$(168)	$(1,196)

See Note 3 for details of assets acquired and liabilities assumed in purchase transactions.

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Net income	$6,639	$9,039
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax	(168)	(1,196)

Comprehensive income	$6,471	$7,843

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

Quest Software, Inc., was incorporated in California and is a leading developer and vendor of application, database and Windows management software products. We also provide consulting, training, and support services to our customers. Our accompanying unaudited condensed consolidated financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005, reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period.

2. Stock-Based Compensation

We have authorized the issuance of an aggregate of 38.5 million shares of common stock to employees, directors and consultants under the Quest Software, Inc. 1999 Stock Incentive Plan, as amended (the “1999 Plan”) and the Quest Software, Inc. 2001 Stock Incentive Plan (the “2001 Plan” and, together with the 1999 Plan, the “Plans”). Stock options granted under the Plans are generally granted with exercise prices equal to the fair market value of our common stock as of the grant date, expire ten years from the date of grant, and ratably vest over a four- to five-year period. As of March 31, 2006, 4.4 million shares were available for grant under the Plans.

Adoption of Statement of Financial Accounting Standards No. 123R (“SFAS 123(R)”) and Transition

Prior to January 1, 2006, we accounted for stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. Accordingly, we recognized no compensation expense for stock option grants where the exercise price was equal to the fair market value of our common stock on the grant date. In accordance with SFAS 123 and SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, we provided pro forma net income or loss and net income or loss per share disclosures for each period prior to the adoption of SFAS 123(R), Share-Based Payment, as if we had applied the fair value-based method in measuring compensation expense for our stock-based compensation plans.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R) utilizing the modified prospective transition method. As required by SFAS 123(R), we estimate forfeitures of employee stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined based on historical experience. Estimated forfeitures are adjusted to actual forfeiture experience as needed. Under the modified prospective approach, compensation expense recognized during the three months ended March 31, 2006 includes: (a) compensation expense for all stock-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the recognition provisions of SFAS 123(R). In accordance with the modified prospective transition method, our unaudited condensed consolidated financial statements for the three months ended March 31, 2005 have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Prior to the adoption of SFAS 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. SFAS 123(R) requires that the realized tax benefit related to the excess of the deductible amount over the compensation cost recognized (excess tax benefits) be classified in the statement of cash flow as a cash inflow from financing activities and a cash outflow from operating activities. Accordingly, we classified $2.3 million of excess tax benefit related to stock-based compensation as financing cash inflows and operating cash outflows on our accompanying condensed consolidated statements of cash flows for the three months ended March 31,

2006. In addition, we previously presented unearned compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS No. 123R, upon adoption, we also reclassified the balance in unearned compensation to common stock on our accompanying condensed consolidated balance sheet.

In November 2005, the Financial Accounting Standards Board (the “FASB”), issued FASB Staff Position FAS123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards, (“FSP”). This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS 123(R) or the alternative transition method as described in the FSP. An entity that adopts SFAS 123(R) using the modified prospective method may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. We are still evaluating whether we will adopt the alternative method for calculating our additional-paid-in-capital pool described in the FSP.

The following table summarizes the total stock-based compensation expense for the three months ended March 31, 2006 (in thousands, except per share data):

Cost of licenses	$2
Cost of services	319
Sales and marketing	3,013
Research and development	2,359
General and administrative	1,594

Reduction of income from operations and income before income tax provision	7,287
Income tax effect using the current period effective tax rate	(2,637)

Reduction of net income	$4,650

Reduction of net income per share:
Basic	$0.05

Diluted	$0. 04

As of March 31, 2006, total unrecognized stock-based compensation cost related to unvested stock options was $57.5 million, which is expected to be recognized over a weighted-average period of 3.3 years.

Pro Forma Information Under SFAS No. 123 for Periods Prior to January 1, 2006

The following table illustrates the effect on operating results and per share information had we accounted for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123 for the three months ended March 31, 2005 (in thousands, except per share data):

Net income:
As reported	$9,039
Add: Stock-based compensation expense included in reported net income, net of related tax effects	438
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of related tax effects	(7,174)

Pro forma	$2,303

Basic net income per share:
As reported	$0.09
Pro forma	$0.02
Diluted net income per share:
As reported	$0.09
Pro forma	$0.02

Determining Fair Value

Valuation and Amortization Method. We estimate the fair value of stock options granted using the Black-Scholes option valuation model utilizing a single option approach. The fair value of all options is amortized on a straight-line basis over the vesting period. We have reviewed our historical pattern of option exercises and have determined that meaningful differences in option activity existed among employees. Therefore, for all stock options granted after January 1, 2006, we have categorized these awards into two separate groups of employees. The employees within each group have similar historical exercise behavior for valuation purposes.

Expected Term. The expected term of options granted represents the period of time such options are expected to be outstanding. We estimate the expected terms of options granted based on historical exercise patterns across two different groups of employees. We believe these estimates are reasonably representative of each group’s likely future behavior.

Expected Volatility. We estimate the volatility of our common stock based upon the implied volatility derived from the market prices of our traded options with similar terms. Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than is historical volatility. Prior to the adoption of SFAS 123(R), we used historical volatility.

Risk-Free Interest Rate. We base the risk-free interest rate on the U.S. Treasury zero-coupon issues in effect at the time of option grant for equivalent remaining terms.

Dividend Yield. We do not expect to pay any dividends and, therefore, we use an expected dividend yield of zero.

We used the following assumptions to estimate the fair value of options granted during the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Risk-free interest rate	4.6% to 5.0%	4.20%
Expected term (in years)	6.3 to 7.8	6.50
Expected volatility	54% to 55%	51%
Expected dividend yield	None	None

Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term, expected volatility, risk-free interest rate and dividend yield. We may use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our net income or loss and net income or loss per share.

Stock Option Activity

The following table represents stock option activity for the three months ended March 31, 2006:

	Number of Shares (in thousands)	Weighted-Average Exercise Price (per share)	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2005	25,773	$13.47
Granted	257	$15.55
Exercised	(1,274)	$9.43
Canceled	(1,472)	$10.96

Outstanding at March 31, 2006	23,284	$13.87	7.09	$99,172

Vested or expected to vest at March 31, 2006	21,196	$13.94	6.85	$91,716

Exercisable at March 31, 2006	11,967	$15.03	5.87	$53,108

(1)	These amounts represent the difference between the exercise price and $16.70, the closing price of Quest Software, Inc. stock on March 31, 2006 as reported on the NASDAQ National Market, for all in-the-money options outstanding.

The weighted-average fair value of options granted during the three months ended March 31, 2006 and 2005 was $9.14 and $7.98, respectively. The total intrinsic value of options exercised was $8.3 million and $1.2 million for the three months ended March 31, 2006 and 2005, respectively.

3. Acquisitions

2006 Acquisitions

AfterMail Limited (“AfterMail”) – We acquired AfterMail, a privately held company and leader in email intelligence based in Wellington, New Zealand, on January 4, 2006. The purchase price for the transaction, including direct transaction costs, was $15.3 million in cash and was preliminarily allocated as follows: $13.0 million to goodwill, $2.9 million to purchased technology, $0.3 million to in-process research and development (expensed immediately upon completion of the acquisition), $0.1 to other purchased intangibles, and $(1.0) million to deferred taxes. Goodwill is not expected to be deductible for tax purposes and was assigned to our business segments as follows: $7.8 million to the license segment and $5.2 million to the services segment. Of the cash paid for this acquisition, $2.0 million was deposited in escrow to secure certain indemnification obligations of the selling shareholders. In addition to the initial $15.3 million purchase price, we have additional earn-out payment obligations. The earn-out payments are based on the AfterMail products’ total revenue growth in 2006, 2007 and 2008 and are capped at $30 million. Any payments made under this arrangement will increase goodwill and be allocated in the same manner as the initial recording of goodwill. Actual results of operations of AfterMail are included in our consolidated financial statements from January 4, 2006, the effective date of this acquisition.

2005 Acquisitions

Vintela, Inc. (“Vintela”) – We acquired Vintela, a leader in innovative platform integration solutions, on July 8, 2005. The acquisition expands our product portfolio of Windows Management solutions to allow existing Microsoft products, such as Active Directory, Windows Group Policy, Systems Management Server (SMS) 2003, and Microsoft Operations Manager (MOM) 2005, to integrate with systems outside the realm of Windows, including Unix, Linux, Java and Mac systems. The purchase price for Vintela was $76.5 million. Actual results of operations of Vintela are included in our consolidated financial statements from July 8, 2005.

In connection with this acquisition, $6.8 million was allocated to in process research and development (“IPR&D”) and expensed immediately upon completion of the acquisition (as a charge not deductible for tax purposes), because the technological feasibility of products under development had not been established and no future alternative uses existed. At March 31, 2006, all projects identified as IPR&D were 100% complete.

Imceda Software, Inc. (“Imceda”) – We acquired Imceda, a leader in database administration products for SQL Server databases, on May 20, 2005. The acquisition expands our product portfolio to include backup and recovery solutions and enables us to offer one of the most comprehensive product sets for the growing SQL Server database market. The purchase price for Imceda was $63.7 million. Actual results of operations of Imceda are included in our consolidated financial statements from May 20, 2005.

Wingra Technologies, LLC (“Wingra”) – We acquired Wingra, a provider of messaging integration and migration solutions, on January 18, 2005. The purchase price for the transaction, consisting primarily of cash, totaled $13.1 million. Actual results of operations of Wingra are included in our consolidated financial statements from January 18, 2005.

Other Acquisitions – During December 2005, we acquired a 75% equity interest in a privately-owned software company for approximately $4.1 million in cash and substantially all of the assets of another software company for $2.0 million in cash. With our investment in the privately-owned software company, we obtained a right to acquire the remaining 25% equity interest in the entity for a purchase price to be determined by a formula, and agreed to a put option under which we may be required, in certain circumstances, to acquire the remaining equity interests in this entity for consideration to be determined by a formula. As the formula approximates fair value as of March 31, 2006, no amount has been recorded related to this put option.

The pro forma effects of all acquisitions, individually or in the aggregate, in the first quarter of 2006 and the fiscal year 2005 would not have been material to our results of operations for the first quarter of 2006 and fiscal 2005 and, therefore, are not presented in a pro forma table.

4. Goodwill and Amortizing Intangible Assets

Amortizing intangible assets are comprised of the following (in thousands, except for amortization periods):

	March 31, 2006				December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
Acquired technology	$95,069	$(49,450)	$45,619	5.3	$92,569	$(45,998)	$46,571	5.3
Customer lists	21,171	(12,271)	8,900	5.1	21,071	(11,273)	9,798	5.1
Existing maintenance contracts	3,970	(1,396)	2,574	5.1	3,970	(1,201)	2,769	5.1
Non-compete agreement	10,215	(5,080)	5,135	3.4	10,175	(4,473)	5,702	3.4
Trademarks	5,970	(2,167)	3,803	4.7	5,970	(1,835)	4,135	4.7

	$136,395	$(70,364)	$66,031		$133,755	$(64,780)	$68,975

Amortization expense for amortizing intangible assets was $5.6 million and $3.5 million for the three months ended March 31, 2006 and 2005, respectively. Estimated annual amortization expense related to amortizing intangible assets reflected on our March 31, 2006 balance sheet is as follows (in thousands):

Estimated Annual Amortization Expense
2006 (remaining 3 quarters)	$15,133
2007	19,204
2008	16,278
2009	9,353
2010 and thereafter	6,063

$66,031

All intangible assets currently recorded will be fully amortized by the end of 2012.

The changes in the carrying amount of goodwill by reportable operating segment for the three months ended March 31, 2006 are as follows (in thousands):

	Licenses	Services	Total
Balance as of December 31, 2005	$333,478	$96,761	$430,239
Acquisitions	7,612	5,075	12,687
Adjustments (a)	(75)	39	(36)

Balance as of March 31, 2006	$341,015	$101,875	$442,890

(a)	Adjustments to the preliminary purchase price allocations for acquisitions.

5. Equity Investments

We made minority equity investments, aggregating $1.6 million in two early stage private companies for business and strategic purposes during the three months ended March 31, 2006. These investments were accounted for under the cost method, as the equity securities do not have a readily determined market value and we do not have the ability to exercise significant influence. Our cumulative investments in non-consolidated companies are included in other assets in our unaudited condensed consolidated balance sheet at March 31, 2006 and were valued at $3.4 million.

6. Obligation Under Repurchase Agreement

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

7. Other Income (Expense), Net

Other income (expense), net consists of the following (in thousands):

	Three Months Ended March 31,
	2006	2005
Interest income	$2,167	$1,904
Interest expense	(50)	(61)
Foreign currency gain (loss), net	1,248	(2,949)
Other expense, net (a)	(1,081)	(404)

Total	$2,284	$(1,510)

(a)	Other expense, net includes several other components, of which the majority relates to costs incurred with operating and maintaining our corporate aircraft.

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

The table below sets forth the reconciliation of the denominator of the earnings per share calculation (in thousands):

	Three Months Ended March 31,
	2006	2005
Shares used in computing basic net income per share	100,424	96,195
Dilutive effect of stock options (a)	3,331	3,390

Shares used in computing diluted net income per share	103,755	99,585

(a)	Options to purchase 9.6 million and 8.2 million shares of common stock were outstanding during the three months ended March 31, 2006 and 2005, respectively, but were not included in the computation of net income per share as inclusion would have been anti-dilutive.

9. Geographic and Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by our chief operating decision maker, or decision-making group, in assessing performance and in deciding how to allocate resources.

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

Reportable segment data is as follows (in thousands):

	Licenses	Services	Total
Three months ended March 31, 2006
Revenues	$63,680	$63,839	$127,519
Cost of Revenues	4,713	11,458	16,171

Gross profit	$58,967	$52,381	$111,348

Three months ended March 31, 2005
Revenues	$54,718	$48,630	$103,348
Cost of Revenues	3,223	8,675	11,898

Gross profit	$51,495	$39,955	$91,450

Revenues are attributed to geographic areas based on the location of the entity to which the products or services were delivered. Revenues and long-lived assets concerning principal geographic areas in which we operate are as follows (in thousands):

	United States	United Kingdom	Other International (b)	Total
Three months ended March 31, 2006:
Revenues	$80,297	$15,164	$32,058	$127,519
Long-lived assets (a)	$121,056	$5,049	$7,326	$133,431

Three months ended March 31, 2005:
Revenues	$64,794	$13,270	$25,284	$103,348
Long-lived assets (a)	$196,328	$1,962	$3,734	$202,024

(a)	Excludes amortizing intangible assets, net and goodwill.

(b)	No single country within Other International accounts for greater than 10% of revenues.

10. Commitments and Contingencies

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

In the normal course of our business, we enter into certain types of agreements that require us to indemnify or guarantee the obligations of other parties. These commitments include (i) intellectual property indemnities to licensees of our software products, (ii) indemnities to certain lessors under office space leases for certain claims arising from our use or occupancy of the related premises, or for the obligations of our subsidiaries under leasing arrangements, (iii) indemnities to customers, vendors and service providers for claims based on negligence or willful misconduct of our employees and agents, (iv) indemnities to our directors and officers to the maximum extent permitted under applicable law, and (v) letters of credit and similar obligations as a form of credit support for our international subsidiaries and certain resellers. The terms and duration of these commitments varies and, in some cases, may be indefinite, and certain of these commitments do not limit the maximum amount of future payments we could become obligated to make thereunder; accordingly, our actual aggregate maximum exposure related to these types of commitments cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for obligations of this nature, and no liabilities have been recorded for these obligations in our financial statements included in this report, as the estimated fair value of these obligations as of March 31, 2006 was considered nominal.

11. Related Party Transactions

On May 20, 2005, we acquired Imceda. See Note 3 above. Certain venture capital funds associated with Insight Venture Partners (the “Insight Funds”) previously holding shares of Imceda’s preferred stock became entitled to receive cash and (subject to claims against an indemnity escrow fund) shares of Quest common stock representing an aggregate value of approximately $48.0 million in respect of those shares of preferred stock as a result of this acquisition.

Jerry Murdock, a director of Quest Software, is a Managing Director and the co-founder of Insight Venture Partners and an investor in the Insight Funds. Vincent Smith, Quest’s Chairman of the Board and CEO, and Raymond Lane and Paul Sallaberry, directors of Quest Software, are passive limited partners in Insight Funds and, as a result, have interests in the Imceda transaction which are considered to be immaterial to them.

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

Numerous important factors, risks and uncertainties affect our operations and could cause actual results to differ materially from those expressed or implied by these or any other forward-looking statements made by us or on our behalf. Readers are urged to carefully review and consider the various disclosures described under Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005, and in other filings with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management’s opinions only as of the date thereof. We do not assume any obligation to revise or update forward-looking statements. Finally, our historic results should not be viewed as indicative of future performance.

Overview

Our Company and Business Model

Quest Software, Inc. delivers innovative products that help IT organizations increase the performance of their computing environment. Our product areas are Application Management, Database Management and Windows Management (formerly Infrastructure Management). The focus of our products is to generate higher levels of performance, manageability and productivity throughout our customers’ IT infrastructure. Our initial core competency as a database management company enabled us to extend into the application management market as the architecture for new applications leveraged the powerful back-end processing requirements of large complex databases. As we expanded our presence into new markets, and as the Microsoft platform became ubiquitous within our customer base, we developed internal expertise within the Windows market. We also acquired additional Windows market expertise through the initial acquisitions of Fastlane Technologies and then Aelita Software. Since March 2005, we have continued to broaden our offerings across each of our core product areas through a combination of internally developed products and acquisitions, including Imceda, Vintela and AfterMail, to supplement our efforts at both entering new markets and expanding the existing markets for our products.

We derive revenues from three primary sources: (1) perpetual software licenses, (2) annual maintenance and support services (referred to as post-contract technical support) and (3) professional consulting and training services. Our software licensing model is primarily based on perpetual license fees, and our license fees are typically calculated either on a per-server basis or a per-seat basis. Post-contract technical support contracts entitle a customer to telephone or internet support and unspecified maintenance releases, updates and enhancements. First-year maintenance contracts are typically sold with the related perpetual software license and renewed on an annual basis thereafter at the customer’s option. Annual post-contract technical support renewal fees are priced as a percentage of the net combined license and first year maintenance fees. Revenue is allocated to post-contract technical support based on vendor-specific objective evidence (“VSOE”) of fair value and amortized over the term of the maintenance contract, typically 12 months. We also provide professional consulting and training services, which relate to installation of our products and training and do not include product customization. Revenue is allocated to professional consulting and training services based on VSOE of fair value and recognized as the services are performed.

We invest in research and development in order to design, develop and enhance a wide variety of products and technologies that will be attractive to customers. In addition, we are primarily a direct-sales driven organization that expends significant selling costs in order to secure new customer license sales and the follow-on post-contract technical support revenue stream that can continue forward beyond the initial license sale.

Our First Quarter 2006 Results

As discussed in more detail throughout our MD&A:

•	Stock option expensing under Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”) was a significant financial development in the quarter. Stock-based compensation expense added $0.3 million and $6.3 million to cost of revenues and operating expenses, respectively, in the first quarter of 2006.

•	Total revenues increased 23% year-over-year. Specific contributors to this growth are discussed below in “Results of Operations.”

•	Our primary cash expenses are our personnel costs, which include compensation and benefits, costs of office and related facilities and travel and entertainment. We estimate that these personnel related costs represented approximately 72% of total expenses in the three months ended March 31, 2006. Our quarter end exit headcount was approximately 2,847 and 2,330 at March 31, 2006 and 2005, respectively, reflecting an increase of 517, with approximately 200 of the increase related to headcount additions working on products from acquired companies.

Critical Accounting Policies and Estimates

Our consolidated financial statements are based on the selection and application of generally accepted accounting principles, which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates and any such differences may be material to our financial statements. We believe that the policies set forth below may involve a higher degree of judgment and complexity in their application than our other accounting policies and represent the critical accounting policies and estimates used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. Historically, our assumptions, judgments and estimates relative to our critical accounting policies and estimates have not differed materially from actual results. Our significant accounting policies are presented in our Annual Report on Form 10-K for the year ended December 31, 2005. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the related disclosures.

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

We derive revenues from three primary sources:

•	software licenses,

•	post-contract technical support services, and

•	professional consulting and training services.

We license our products primarily through our direct sales force and, increasingly, our telesales force. We also sell our products indirectly through resellers and distributors. Accordingly, we initially capture value for our products by selling perpetual software licenses to end user customers. At the time of initial sale, we provide a right to receive one year of post-contract technical support bundled with the perpetual software license. As such, the combination at initial sale of a perpetual software license and one year of post-contract technical support represents a “multiple-element” arrangement for revenue recognition purposes. We make significant judgments related to revenue recognition. For each arrangement, we make significant judgments regarding the fair value of multiple elements contained in our arrangements, judgments regarding whether our fees are fixed or determinable and judgments regarding whether collection is probable.

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

Accordingly our VSOE of fair value is impacted by estimates and judgments that, if significantly different, could materially impact the timing and amount of revenue recognized in current and future periods. Historically, we have been able to establish VSOE of fair value for post-contract technical support and professional consulting and training services but we may modify our pricing and discounting practices in the future. This could result in changes to our VSOE of fair value for these undelivered elements. If this were to occur, our future revenue recognition for multiple-element arrangements would differ significantly from our historical results. If we were unable to support at all through VSOE the fair value of our post-contract technical support, the entire amount of revenue from our initial, upfront sale of both a perpetual software license bundled with one year of post-contract technical support would be deferred and recognized ratably over the life of the contract.

In addition to perpetual software licenses, we sell a small amount of time-based software licenses (or term licenses) each year. Approximately 1% of total revenue for the three months ended March 31, 2006 was generated by these time-based software licenses wherein customers pay a single fee for the right to use the software and receive post-contract technical support for a defined period of time. All license and support revenues on these term licenses are deferred and recognized ratable over the license term.

When all four of our revenue recognition criteria are met as explained in Note 1, Description of Business and Summary of Significant Accounting Policies, of our Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, the multiple-element aspect of our arrangements means the only revenue recognized upfront, at the time of initial sale, is the residual revenue allocated to the perpetual software license. The revenue associated with the undelivered post-contract technical support and/or professional consulting and training services included in the initial sale is deferred and is subsequently recorded to revenue ratably over the support term and as such services are performed, respectively.

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

Indirect sales through resellers and distributors are generally processed pursuant to rules and procedures similar to those we use in direct sales to end user customers. For these indirect sales transactions, we accept orders from our resellers and distributors when they have existing, valid orders from end user customers and deliver our products to the end user with an end user license agreement. However, we typically defer revenue recognition on indirect sales transactions of significant size until receipt of payment from the reseller or distributor, unless the reseller or distributor has established a suitable payment history with us.

For additional information regarding our revenue recognition accounting policies see Note 1, Description of Business and Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Asset Valuation

Asset valuation includes assessing the recorded value of certain assets, including accounts receivable, goodwill and other intangible assets. We use a variety of factors to assess valuation, depending upon the asset.

•	Accounts receivable – We maintain an allowance for sales returns and cancellations as well as an allowance for bad debt. Regarding our allowance for sales returns and cancellations, our standard form license and post-contract technical support and/or service agreements do not typically or expressly provide for product returns or cancellations as a matter of right unless we have breached the product warranty and are unable to cure the breach. Our product warranties are typical industry warranties that a product will perform in accordance with established product requirements. However, we maintain the sales returns and cancellations allowance to cover the circumstances where the company accepts returns or cancellations on a discretionary basis even though not contractually obligated to do so. This allowance covers estimated losses for our customer’s unwillingness to make required payments. The allowance for bad debt is for estimated losses resulting from our customer’s inability to make required payments related to enforceable contracts. To support both these allowances, we are required to make significant estimates of future software license returns, of cancellations for both post-contract technical support and of professional consulting and training services, and of write-offs of customer accounts as bad debts— all related to current period revenues. The amount of our reserves is based on these estimates, the contractual terms and conditions of our contracts, our accounts receivable aging, our historical experience, and our current analysis of the credit-worthiness of our customers and the collectability of our accounts receivable. If the financial condition of our customers were to deteriorate, resulting in their unwillingness or inability to make payments, additional allowances may be required which would result in additional general and administrative expense in the period such determination was made. Additionally, if significant product performance issues were to arise resulting in our accepting sales returns, additional allowances may be required which would result in a reduction of revenue in the period such determination was made. Given our warranty approach, we have not historically seen this type of significant product performance issue. While such return, cancellation and bad debt write-off amounts have historically been within our expectations and the allowances established, we cannot guarantee that we will continue to experience the same future performance that we have in the past.

•	Goodwill – Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. We performed our annual impairment review in the fourth quarter of 2005 and determined that the carrying value of each reporting unit was less than the estimated fair value of the reporting units. In calculating the fair value of the reporting units (licenses and services), the Market Approach and Income Approach were the methodologies deemed the most reliable and were the primary methods used for our impairment analysis. We will continue to perform annual impairment reviews during the fourth quarter of each year, or earlier if indicators of potential impairment exist. Future impairment reviews could result in significant charges against earnings to write down the value of goodwill.

•	Intangible assets – These assets are recorded at their appraised value and amortized using the straight-line method over estimated useful lives between two years and seven years. The net carrying amount of other intangible assets was considered recoverable at March 31, 2006. In accordance with Statement of Financial Accounting Standards “SFAS” No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, these intangible assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. We periodically review the carrying value of these assets to determine whether or not impairment to such value has occurred. In the event that in the future it is determined that the other intangible assets value has been impaired, an adjustment will be made in that corresponding period resulting in a charge against earnings for the write-down.

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

U.S. income taxes were not provided for on undistributed earnings from certain non-U.S. subsidiaries, which are considered indefinitely reinvested. It is currently contemplated that these non-U.S. earnings will continue to be indefinitely reinvested offshore. However, in the event that circumstances change, we may need to repatriate foreign earnings previously designated as indefinitely reinvested offshore. This would result in additional income tax expense being recorded.

On an interim basis, we estimate what our effective tax rate will be in each jurisdiction for the full fiscal year and record a quarterly income tax provision in accordance with the anticipated blended annual rate. Further, the anticipated blended annual rate may be adjusted by the impact of items that are solely attributable to the quarter in which they occur, and/or deviations in the actual quarterly mix of income by jurisdiction as compared to the forecasted annual mix of income by jurisdiction. As the fiscal year progresses, we refine our estimates based upon actual events and earnings by jurisdiction during the year. This estimation process can result in significant changes to our expected effective tax rate. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs.

Accounting for Stock Based Compensation

Prior to January 1, 2006, we accounted for stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. Accordingly, we recognized no compensation expense for stock option grants where the exercise price was equal to the fair market value of our common stock on the grant date. In accordance with SFAS 123 and SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, we provided pro forma net income or loss and net income or loss per share disclosures for each period prior to the adoption of SFAS 123(R), as if we had applied the fair value-based method in measuring compensation expense for our stock-based compensation plans.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R) utilizing the modified prospective transition method. As required by SFAS 123(R), we estimate forfeitures of employee stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined based on historical experience. Estimated forfeitures are adjusted to actual forfeiture experience as needed. Under the modified prospective approach, compensation expense recognized during the three months ended March 31, 2006 includes: (a) compensation expense for all stock-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the recognition provisions of SFAS 123(R). In accordance with the modified prospective transition method, our unaudited condensed consolidated financial statements for the three months ended March 31, 2005 have not been restated to reflect, and do not include, the impact of SFAS 123(R).

At March 31, 2006, there was $57.5 million of total unrecognized compensation cost related to stock-based awards. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted-average period of 3.3 years.

In November 2005, the Financial Accounting Standards Board (the “FASB”), issued FASB Staff Position FAS123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards, (“FSP”). This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS 123(R) or the alternative transition method as described in the FSP. An entity that adopts SFAS 123(R) using the modified prospective method may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. We are still evaluating whether we will adopt the alternative method for calculating our additional-paid-in-capital pool described in the FSP.

We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note 2, Stock Based Compensation. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term, expected volatility, risk-free interest rate and dividend yield. We may use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our net income or loss and net income or loss per share.

Results of Operations

Except as otherwise indicated, the following are percentage of total revenues:

	Three Months Ended March 31,
	2006	2005
Revenues:
Licenses	49.9%	52.9%
Services	50.1	47.1

Total revenues	100.0	100.0
Cost of revenues:
Licenses	1.0	0.9
Services	9.0	8.4
Amortization of purchased technology	2.7	2.2

Total cost of revenues	12.7	11.5

Gross profit	87.3	88.5
Operating expenses:
Sales and marketing	46.2	42.0
Research and development	21.5	20.4
General and administrative	11.3	9.4
Amortization of other purchased intangible assets	1.7	1.2
In-process research and development	0.2	1.0

Total operating expenses	80.9	74.0

Income from operations	6.4	14.5
Other income (expense), net	1.8	(1.5)

Income before income taxes	8.2	13.0
Income tax provision	3.0	4.2

Net income	5.2%	8.8%

As a percentage of related revenues:
Cost of licenses	2.0%	1.8%
Cost of services	17.9%	17.8%

Comparison of Three Months Ended March 31, 2006 and 2005

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended March 31,		Increase
	2006	2005	Dollars	Percentage
Revenues:
Licenses
North America	$39,633	$33,894	$5,739	16.9%
Rest of World	24,047	20,824	3,223	15.5%

Total license revenues	63,680	54,718	8,962	16.4%

Services
North America	45,678	34,816	10,862	31.2%
Rest of World	18,161	13,814	4,347	31.5%

Total service revenues	63,839	48,630	15,209	31.3%

Total revenues	$127,519	$103,348	$24,171	23.4%

Licenses Revenues — Growth in license revenues is a result of increased software license sales within our Windows Management and Database Management product lines. The Database Management products from the Imceda acquisition, and the Windows Management products from the Vintela acquisition, contributed approximately one-half of the overall license revenue growth. North American license revenue was approximately $5.7 million higher in the first quarter of 2006 over the comparable period in 2005. License revenues outside of North America increased by $3.2 million in the same period. The continued market acceptance of our Windows migration and management products in addition to our cross platform Database Management products was the main driver of the growth during the period.

Services Revenues — The largest component of service revenues is post-contract technical support revenue. Services revenues also include fees for professional consulting and training services. The following factors were the primary contributors to our 31.3% growth in service revenues. First, our license growth over the last several quarters has led to a larger customer base, which in turn drives post-contract technical support revenues and the renewals of annual post-contract technical support. Second, post-contract technical support and professional consulting and training services revenues from acquired companies contributed approximately $2.5 million of the total growth. Third, post-contract technical support renewal rates remain high. Fourth, revenues from professional consulting and training increased $2.7 million or 46% as the implementation of Windows Management products for our customers has increased throughout the world. Professional consulting and training revenues represented 13.7% and 12.3% of total service revenues in the three months ended March 31, 2006 and 2005, respectively.

As our customer base grows, our post-contract technical support renewal rate has a larger influence on the overall revenue growth rate. Therefore, the overall revenue growth rate does not necessarily correlate directly to the growth rate of new software license revenues in a given period. The primary determinant of post-contract technical support revenue growth is the rate at which our customers renew their annual maintenance agreements. If our post-contract technical support renewal rates were to decline materially, our post-contract technical support revenues and total revenues would likely decline materially as well. Although we do not currently expect our post-contract technical support renewal rates to deteriorate, there can be no assurance that they will not.

Cost of Revenues

Total cost of revenues and year-over-year changes are as follows (in thousands, except for percentages).

	Three Months Ended March 31,		Increase
	2006	2005	Dollars	Percentage
Cost of revenues:
Licenses	$1,262	$968	$294	30.4%
Services	11,458	8,675	2,783	32.1%
Amortization of purchased technology	3,451	2,255	1,196	53.0%

Total cost of revenues	$16,171	$11,898	$4,273	35.9%

Cost of Licenses — Cost of licenses primarily consists of third-party software royalties, product packaging, documentation, duplication, delivery and personnel costs. Cost of licenses as a percentage of license revenues was 2.0% and 1.8% for the three months ended March 31, 2006 and 2005, respectively. The percentage of revenue increase is primarily the result of increased license revenues from sales of licenses to royalty-bearing products.

Cost of Services — Cost of services primarily consists of personnel, outside consultants, facilities and systems costs used in providing post-contract technical support, professional consulting and training services. Personnel related costs increased by approximately $1.5 million, primarily due to significant growth in headcount. Fees paid to outside professional services consultants in support of product deployments increased by $0.8 million in the three months ended March 31, 2006 over the comparable period in 2005, and implementation of SFAS 123(R) resulted in $0.3 million of stock-based compensation in the 2006 period. Cost of services as a percentage of service revenues was 17.9% and 17.8% in the three months ended March 31, 2006 and 2005, respectively.

Amortization of Purchased Technology — Amortization of purchased technology includes amortization of the fair value of acquired technology associated with acquisitions made since 2002. The 53.0% increase in amortization of purchased technology is primarily due to our acquisitions of Imceda in May of 2005, Vintela in July of 2005 and AfterMail in January of 2006. We expect amortization of purchased technology within the cost of revenues arising from acquisitions completed prior to March 31, 2006 to be at least $10.5 million for the remaining three quarters of 2006.

Operating Expenses

Total operating expenses and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended March 31,		Increase
	2006	2005	Dollars	Percentage
Operating expenses:
Sales and marketing	$58,949	$43,393	$15,556	35.8%
Research and development	27,406	21,120	6,286	29.8%
General and administrative	14,440	9,702	4,738	48.8%
Amortization of other purchased intangible assets	2,133	1,276	857	67.2%
In-process research and development	300	1,050

Total operating expenses	$103,228	$76,541

Sales and Marketing — Sales and marketing expenses consist primarily of compensation and benefits for personnel, sales commissions, facilities and information systems (“IS”), and expenses associated with trade shows, travel and entertainment, and various discretionary marketing programs. Sales and marketing expense increased $15.6 million, or 35.8%, for the first quarter of 2006 as compared to the same period in 2005. Personnel related costs increased approximately $12.1 million, of which $2.7 million is due to the implementation of SFAS 123(R). The increase in personnel related costs is primarily due to significant growth in headcount within our direct and telesales groups and across the product marketing teams. The increased headcount from the acquisitions of Imceda, Vintela, and AfterMail contributed approximately $2.2 million of the increase in personnel related costs from the comparable period of the prior year. Sales and marketing expenses as a percentage of total revenues were 46.2% and 42.0% for the three months ended March 31, 2006 and 2005, respectively. The adoption of SFAS 123(R) added approximately 2.2% to sales and marketing expense as a percentage of total revenues.

Research and Development — Research and development expenses consist primarily of compensation and benefit costs for software developers, software product managers, quality assurance and technical documentation personnel, associated facilities and IS costs and payments made to outside software development consultants in connection with our ongoing efforts to enhance our core technologies and develop additional products. Research and development expense increased $6.3 million, or 29.8%, in the first quarter of 2006 when compared to the first quarter of 2005. Personnel related costs increased approximately $5.6 million, of which $2.0 million resulted from the implementation of SFAS 123(R) and $2.1 million resulted from headcount growth associated with our acquisitions of Imceda, Vintela and AfterMail. Research and development expenses as a percentage of total revenues were 21.5% and 20.4% for the three months ended March 31, 2006 and 2005, respectively. The adoption of SFAS 123(R) added approximately 1.6% to research and development expense as a percentage of total revenues.

General and Administrative — General and administrative expenses consist primarily of compensation and benefit costs for our executive, finance, legal, administrative and IS personnel, professional fees for audit, tax and legal services, and associated facilities and IS costs. General and administrative expense increased $4.7 million, or 48.8%, for the first quarter of 2006 as compared to the same period in 2005. Personnel related costs increased approximately $3.7 million, of which $1.6 million is due to the implementation of SFAS 123(R). The increase in personnel related costs were related to hiring to support the company’s growth. Higher accounting and tax fees in addition to higher legal and insurance costs contributed approximately $0.7 million to the overall increase in general and administrative expenses. General and administrative expenses as a percentage of total revenues were 11.3% and 9.4% for the three months ended March 31, 2006 and 2005, respectively. The adoption of SFAS 123(R) added approximately 1.3% to general and administrative expense as a percentage of total revenues.

Amortization of Other Purchased Intangible Assets — Amortization of other purchased intangible assets includes the amortization of customer lists, trademarks, non-compete agreements and maintenance contracts associated with acquisitions. The 67.2% increase in amortization of other purchased intangible assets is primarily due to our acquisitions of Imceda in May 2005, Vintela in July 2005 and AfterMail in January of 2006. We expect amortization of other purchased intangible assets reflected on our March 31, 2006 balance sheet to be at least $4.6 million for the remaining three quarters of 2006.

In-Process Research and Development — In-process research and development expenses relate to in-process technology acquired from AfterMail in January 2006 and Wingra in January 2005, respectively. These costs were charged to operations as the technologies had not reached technological feasibility and did not have alternative future uses at the date of acquisition.

Other Income (Expense), Net

Other income (expense), net includes interest income on our investment portfolio, gains and losses from foreign exchange fluctuations and gains or losses on other financial assets as well as a variety of other non-operating expenses, such as costs incurred with operating and maintaining our corporate aircraft. Other income (expense), net increased to a gain of $2.3 million in the first quarter of 2006 from a loss of $(1.5) million in the first quarter of 2005. Interest income was $2.2 million and $1.9 million in the three months ended March 31, 2006 and 2005, respectively. We had a foreign currency gain of $1.2 million in 2006 compared to a loss of $2.9 million in 2005. Our foreign currency gains or losses are predominantly attributable to translation gains or losses on net monetary assets, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar. The foreign currency translation adjustments to these balance sheet items are calculated by comparing the currency spot rates at the end of a quarter to the spot rates at the end of the previous quarter. On this basis the U.S. Dollar weakened against the Euro and the British Pound during the first quarter of 2006.

Income Tax Provision

During the three months ended March 31, 2006, the provision for income taxes decreased to $3.8 million from $4.4 million in the comparable period of 2005, representing a decrease of $0.6 million. The effective income tax rate for the three months ended March 31, 2006 was approximately 36% compared to 33% in the comparable period of 2005. The increase in our effective tax rate for the quarter is substantially due to the mix of income between high and low tax jurisdictions and the impact of net operating losses and associated valuation allowances in certain foreign jurisdictions as assessed under Financial Interpretation Number 18, “Accounting for Income Taxes in Interim Periods”.

Liquidity and Capital Resources

Year-over-year changes in the principal components of our liquidity and capital resources are as follows (in thousands, except for percentages):

	Three Months Ended March 31,		% Change
	2006	2005
Cash and cash equivalents and short-term marketable securities	$231,470	$152,189	52.1%
Long-term government and government agency securities	41,347	145,511	(71.6)%

Total cash, cash equivalents and securities investments	$272,817	$297,700	(8.4)%

Net cash provided by operating activities	$39,607	$27,603	43.5%
Net cash used in investing activities	$(22,214)	$(13,729)	61.8%
Net cash provided by (used in) financing activities	$14,293	$(11,338)	226.1%

Operating Activities

Our primary source of operating cash flow is cash collections from our customers whereas our primary use of cash flow from operating activities is for compensation and personnel-related expenditures.

During the three months ended March 31, 2006 and 2005 the substantial changes in our cash flows from operating activities were primarily driven by (i) net income from operations; (ii) depreciation and amortization costs, representing non-cash expenses of $9.4 million and $6.1 million in the 2006 and 2005 periods, respectively; and (iii) changes in working capital (the “Changes in operating assets and liabilities” section of our Condensed Consolidated Statements of Cash Flows). Nearly two-thirds of the year-over-year increase in depreciation and amortization costs resulted from higher intangible amortization associated with our merger and acquisition activity during the last twelve months. The remaining increase, approximately one-third, is associated with our higher capital expenditure levels in the last several years, including the two buildings purchased in Aliso Viejo, California to serve as our corporate headquarters. Working capital changes were primarily driven by cash inflows associated with reductions in receivables of $40.0 million and $43.5 million in the three months ended March 31, 2006 and 2005, respectively. Large receivables reductions are normal in the first three months of the calendar year given our typical and cyclically strong calendar fourth quarter. The smaller aggregate dollar reduction in cash generated by accounts receivable in the three months ended March 31, 2006 relative to the comparable period in 2005 was driven by an increase in days sales outstanding (DSO) to 55 days from 47 days in 2005. The primary cash outflow within working capital during the first quarter of 2006 was $11.8 million paid for taxes as we continue a transition toward becoming a more significant cash taxpayer. The primary cash outflow within working capital during the first quarter of 2005 was $16.0 million related to the settlement of our Computer Associates (CA) litigation.

We plan to use excess cash generated from operations to invest in short and long-term marketable securities consistent with past investment practices. We also plan to use cash generated from operations to fund other strategic investment and acquisition opportunities that we continue to evaluate.

Investing Activities

Our primary source of investing cash flows is from proceeds from the sale, typically at maturity, of marketable securities. Our primary uses of cash from investing activities are for purchases of property and equipment (capital expenditures) and cash payments for acquisitions. Our capital expenditures in the first quarter of 2006 included $3.0 million for the leasehold improvements and furniture and fixtures for the lease of our new European headquarters office in Maidenhead, United Kingdom.

Cash payments for acquisitions in the three months ended March 31, 2006, consisted of $15.3 million net cash paid for our acquisition of AfterMail Limited, $1.6 million net cash paid for minority interests in two private software companies. Cash payments for acquisitions in the three months ended March 31, 2005, consisted of $12.8 million net cash paid for the acquisition of Wingra Technologies, LLC.

Financing Activities

Our primary source of cash flow from financing activities during the three months ended March 31, 2006 was from issuance of our common stock under our employee stock option plans, totaling $12.0 million in three months ended March 31, 2006 as compared to $1.5 million in the prior year period. We also recognized $2.3 million in cash inflows from financing activities for the three months ended March 31, 2006 from excess tax benefits related to stock-based compensation. These amounts were historically reported under net cash provided by operating activities but, under SFAS 123(R), Share-Based Payment, going forward these amounts are required to be classified as a cash flow from financing activity. During the prior-year quarter, cash flows from financing activities was affected by debt repayments of $12.7 million under the repurchase agreement used to fund the acquisition of Aelita and the purchase of one of our Aliso Viejo office buildings.

Our Board of Directors authorized a stock repurchase program for up to five million shares of our common stock. As of March 31, 2006, we had repurchased approximately 1.7 million shares of our common stock under this program for an aggregate cost of approximately $58.0 million. No shares of common stock have been repurchased under this program since 2002.

Based on our current operating plan, we believe that our existing cash, cash equivalents, investment balances and cash flows from operations will be sufficient to finance our operational cash needs through at least the next 12 to 24 months. Our ability to generate cash from operations is subject to substantial risks described under the caption “Risk Factors”. One of these risks is that our future business does not stay at a level that is similar to, or better than, our recent past. Should a general economic downturn or similar event occur, or should the company’s products become uncompetitive or less attractive to end customers, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash, cash equivalents and investment balances to support our working capital and other cash requirements. Also, acquisitions are an important part of our business model. As such, significant amounts of cash could and will likely be used in the future for additional acquisitions or strategic investments. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through public or private equity or debt financing or from other sources. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

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

Information about our investment portfolio is presented in the table below, which states the amortized book value and related weighted-average interest rates by year of maturity (in thousands):

	Amortized Book Value	Weighted Average Rate
Investments maturing by March 31,
2007 (a)	$150,029	3.17%
2008	15,000	3.32%
2009	—	—%
2010	27,577	4.53%

Total portfolio	$192,606	3.38%

(a)	Includes cash and cash equivalents of $70.0 million.

We maintain a level of cash and cash equivalents such that we have generally been able to hold our investments to maturity. Accordingly, changes in the market interest rate would not have a material effect on the carrying value of such investments.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the chief executive officer and chief financial officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on such evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2006, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

PART II—OTHER INFORMATION

Item 1A.	Risk Factors

You should carefully consider the risks described in Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein.

Item 6.	Exhibits

Exhibit Number	Exhibit Title

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST SOFTWARE, INC.

Date: May 10, 2006	/S/ MICHAEL J. LAMBERT
Michael J. Lambert
Senior Vice President, Chief Financial Officer

/S/ KEVIN E. BROOKS
Kevin E. Brooks
Vice President
and Corporate Controller