Form 10-Q
period 2006-06-30
QUEST SOFTWARE INC
filed 2007-12-07
CIK 1088033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer  ☒                Accelerated filer  ☐                Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock, no par value, as of November 15, 2007, was 102,154,171.

QUEST SOFTWARE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

		Page Number
PART I. FINANCIAL INFORMATION

EXPLANATORY NOTE		2

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005 (As Restated)*	4

	Condensed Consolidated Income Statements for the Three and Six Months Ended June 30, 2006 and 2005 (As Restated)*	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005 (As Restated)*	6

	Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2006 and 2005 (As Restated)*	7

	Notes to Condensed Consolidated Financial Statements (As Restated)*	8

	* The Condensed Consolidated Balance Sheet as of December 31, 2005, the Condensed Consolidated Income Statement and Statement of Comprehensive Income for the three and six months ended June 30, 2005 and the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2005 have been restated as discussed in Note 2 of our Notes to Condensed Consolidated Financial Statements contained herein.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	55

Item 4.	Controls and Procedures	56

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	59

Item 1A.	Risk Factors	59

Item 6.	Exhibits	71

SIGNATURES		72

QUEST SOFTWARE, INC.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q of Quest Software, Inc. for the quarter ended June 30, 2006 reflects the restatement of our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2005, and the notes related thereto.

In May 2006, we formed a special committee of the Company’s Board of Directors, comprised of two independent directors (the “Special Committee”), to conduct an investigation into our historic stock option granting practices and related accounting. The investigation was conducted with the assistance of independent outside legal counsel and outside forensic accounting consultants. The background, scope and findings of the investigation are more fully described in Item 2 of this Report.

As a result of the Special Committee’s investigation and management’s review of its findings, we have determined that the accounting measurement dates for most of the stock option grants we awarded during the period from June 1998 to April 2002 were not determined in accordance with Generally Accepted Accounting Principles (“GAAP”). Accordingly we have applied revised measurement dates for financial accounting purposes to those option grants and corrected our accounting for such awards.

The Company determined revised accounting measurement dates for options to purchase approximately 21.8 million shares of Common Stock granted in 3,324 awards on 56 grant dates during the period from June 1998 to April 2002. The Company also determined revised accounting measurement dates for options to purchase 778,250 shares of Common Stock granted in 58 individual awards made after April 30, 2002 through December 2005. As a result, the Company recorded $136.9 million in additional stock-based compensation expense on a pre-tax basis for the years 1999 through 2005. The additional stock-based compensation expense is net of forfeitures related to employee terminations. To determine revised measurement dates, management evaluated all of the available evidence. For those grants where the revised measurement date could not be determined with certainty, management applied judgment to determine what it believes to be the most appropriate accounting measurement date in accordance with GAAP, and considered what different amounts of additional compensation expense that would have resulted had different dates been selected. For a discussion of the judgments underlying the revised measurement dates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this Report.

The stock option accounting errors corrected in the restatement were primarily caused by inadequate procedures and controls for stock option granting activity. For most of the grants requiring measurement date changes, the process of obtaining formal approvals of the Company’s Board of Directors or Compensation Committee was generally not completed until after the grant date. For some grants, the Company also had not finalized the recipients and amounts of these options on the originally stated grant date. The Special Committee also concluded that grant dates and exercise prices for many stock options granted during the period from October 1999 to April 2002 were determined retrospectively by means of an administrative practice initially designed for monthly processing of option grants to new employees whereby the grant date was determined to be the date during the month of the employee’s hiring when the Company’s closing stock price had reached its lowest level during the month. This practice was expanded to include option grants to existing employees and, in some cases, the period was expanded from a monthly determination to a quarterly determination. This practice was discontinued after the April 2002 grants.

From May 2002 through December 2005, the Company made significant changes in its stock option granting practices, processes and controls. These changes included revising the form of the unanimous written consent used to document Compensation Committee actions to include an execution date and a delegation of authority by the Board of Directors to a Secondary Committee, consisting of the Company’s Chairman and Chief Executive Officer, to approve option grants subject to certain parameters. Grants to officers and directors and other grants outside of the delegation parameters continued to require Compensation Committee approval but the delegation of authority significantly reduced the number of grants that required Compensation Committee approval. The additional compensation expense resulting from the correction of accounting for options granted after April 2002 was not material to any subsequent interim or annual financial statement period.

The Special Committee made no finding of fraud or intentional misconduct by any current or former employees, officers or directors, and concluded that no further changes in the company’s executive officers will be recommended.

QUEST SOFTWARE, INC.

We are also recording approximately $5.4 million of pre-tax accounting adjustments for the years 1999 through December 31, 2005 relating to stock option modifications, repricings of stock option grants and other errors in accounting for stock option transactions with our employees and consultants. The Company also determined that additional errors in its historical financial statements require correction as part of the restatement.

The cumulative effect of all restatement adjustments for periods before 2005 is reflected as an adjustment to our accumulated deficit as of January 1, 2005 from $0.1 million in retained earnings to an $(87.1) million accumulated deficit. The cumulative after tax impact to net income for all of the periods effected by the restatement was $96.0 million.

For a detailed description of the restatement, see Note 2, “Restatement of Previously Issued Financial Statements” to the accompanying unaudited condensed consolidated financial statements and the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Item 2 of this Report.

Unless otherwise noted, all of the information in this Quarterly Report on Form 10-Q is as of June 30, 2006. This Report does not reflect any events that occurred after June 30, 2006 other than the Special Committee investigation, resulting restatements and related matters, and Note 15 “Subsequent Events” of our Notes to Condensed Consolidated Financial Statements. Our previously filed financial statements for the quarter ended March 31, 2006 will be restated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

We have not amended and do not intend to amend any of our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement. For this reason, the consolidated financial statements and related financial information contained in any related previously filed financial reports for periods affected by the restatement, and related opinions of the Company’s independent registered public accounting firm, should not be relied upon.

QUEST SOFTWARE, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2006	December 31, 2005
		As Restated (1)
ASSETS
Current assets:
Cash and cash equivalents	$171,220	$121,025
Short-term marketable securities	94,400	74,398
Accounts receivable, net of allowances of $16,807 and $18,410 at June 30, 2006 and December 31, 2005, respectively	80,855	107,327
Prepaid expenses and other current assets	12,425	15,253
Deferred income taxes	12,301	12,295

Total current assets	371,201	330,298
Property and equipment, net	76,190	83,044
Aircraft – held for sale	11,331	—
Long-term marketable securities	25,320	47,538
Amortizing intangible assets, net	59,764	67,615
Goodwill	442,600	429,949
Deferred income taxes	25,853	26,675
Other assets	9,816	4,828

Total assets	$1,022,075	$989,947

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,750	$3,756
Accrued compensation	30,237	33,355
Other accrued expenses	29,822	33,340
Income taxes payable	844	19,531
Current portion of deferred revenue	138,816	136,371

Total current liabilities	204,469	226,353
Long-term liabilities:
Long-term portion of deferred revenue	40,075	38,432
Deferred income taxes	—	—
Other long-term liabilities	2,148	1,730

Total long-term liabilities	42,223	40,162
Commitments and contingencies (Notes 4 and 13)
Shareholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value, 200,000 shares authorized; 101,725 and 99,761 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	816,689	794,863
Accumulated deficit	(39,492)	(54,692)
Accumulated other comprehensive loss	(1,814)	(1,716)
Unearned compensation	—	(15,023)

Total shareholders’ equity	775,383	723,432

Total liabilities and shareholders’ equity	$1,022,075	$989,947

(1)	See Note 2 of our Notes to Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		As Restated (1)		As Restated (1)
Revenues:
Licenses	$63,160	$53,253	$129,638	$108,061
Services	65,226	52,457	127,940	100,952

Total revenues	128,386	105,710	257,578	209,013
Cost of revenues:
Licenses	1,243	1,192	2,505	2,160
Services	12,767	8,738	24,238	17,584
Amortization of purchased technology	3,480	2,714	6,828	4,944

Total cost of revenues	17,490	12,644	33,571	24,688

Gross profit	110,896	93,066	224,007	184,325
Operating expenses:
Sales and marketing	59,698	46,153	119,243	91,083
Research and development	28,463	20,903	56,282	42,352
General and administrative	16,177	11,261	30,810	22,552
Amortization of other purchased intangible assets	1,537	1,498	3,670	2,774
In-process research and development	—	—	300	1,050

Total operating expenses	105,875	79,815	210,305	159,811

Income from operations	5,021	13,251	13,702	24,514
Other income (expense), net	3,853	(752)	6,487	(1,733)

Income before income tax provision	8,874	12,499	20,189	22,781
Income tax provision	1,816	5,473	4,989	9,896

Net income	$7,058	$7,026	$15,200	$12,885

Net income per share:
Basic	$0.07	$0.07	$0.15	$0.13

Diluted	$0.07	$0.07	$0.15	$0.13

Weighted average shares:
Basic	101,461	96,838	100,945	96,517
Diluted	104,794	99,419	104,433	99,483

(1)	See Note 2 of our Notes to Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
		As Restated (1)
Cash flows from operating activities:
Net income	$15,200	$12,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,992	13,487
Compensation expense associated with stock option grants	14,698	7,064
Deferred income taxes	(15)	(36)
Excess tax benefit related to stock-based compensation	(5,891)	1,031
Provision for bad debts	(103)	40
In-process research and development	300	1,050
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	30,316	25,032
Prepaid expenses and other current assets	3,132	768
Other assets	(1,174)	(648)
Accounts payable	362	(11)
Accrued compensation	(3,949)	(4,601)
Other accrued expenses	(4,036)	(3,709)
Litigation settlement payment	—	(16,000)
Income taxes payable	(14,607)	169
Deferred revenue	3,856	5,899
Other liabilities	(165)	(146)

Net cash provided by operating activities	55,916	42,274
Cash flows from investing activities:
Purchases of property and equipment	(10,493)	(26,889)
Cash paid for acquisitions, net of cash acquired	(15,259)	(57,625)
Purchases of cost-method investments	(3,653)	—
Sales and maturities of marketable securities	2,014	53,273

Net cash used in investing activities	(27,391)	(31,241)
Cash flows from financing activities:
Repayment of repurchase agreement	—	(12,725)
Repayment of notes payable	—	(40)
Repayment of capital lease obligations	(129)	(98)
Proceeds from the exercise of stock options	18,402	3,306
Excess tax benefit related to stock-based compensation	5,891	—

Net cash provided by (used in) financing activities	24,164	(9,557)
Effect of exchange rate changes on cash and cash equivalents	(2,494)	2,009

Net increase in cash and cash equivalents	50,195	3,485
Cash and cash equivalents, beginning of period	121,025	118,160

Cash and cash equivalents, end of period	$171,220	$121,645

Supplemental disclosures of consolidated cash flow information:
Cash paid for interest	$38	$75

Cash paid for income taxes	$19,459	$7,436

Supplemental schedule of non-cash investing and financing activities:
Unrealized loss on marketable securities	$98	$388

Unpaid purchases of property and equipment	$461	$1,512

Fair value of stock options and common stock issued in connection with an acquisition	$—	$16,371

(1)	See Note 2 of our Notes to Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		As Restated (1)		As Restated (1)
Net income	$7,058	$7,026	$15,200	$12,885
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	70	808	(98)	(388)

Comprehensive income	$7,128	$7,834	$15,102	$12,497

(1)	See Note 2 of our Notes to Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

QUEST SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Basis of Presentation

Quest Software, Inc. (“Quest,” the “Company,” “we,” “us” or “our”) was incorporated in California in 1987 and is a leading developer and vendor of application, database and Windows management software products. We also provide consulting, training, and support services to our customers. Our accompanying unaudited condensed consolidated financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005, reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in Quest’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”) to be filed with the SEC concurrently with this Quarterly Report. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period.

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value, on an instrument-by-instrument basis. The fair value measurement election is irrevocable and requires that unrealized gains and losses are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2008. We have not determined whether we will elect to measure items subject to SFAS 159 at fair value and, as a result, have not assessed the potential effect if any of implementing this standard.

In September 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. FSP No. AUG AIR-1 disallowed the use of the accrual method when accounting for planned major maintenance activities, such as the aircraft engine overhaul planned on our corporate aircraft held for sale, thereby requiring the use of one of the other three approved methods under the AICPA Industry Audit Guide, Audits of Airlines. FSP No. AUG AIR-1 requires retrospective application for all financial statements presented and must be applied to financial statements filed with the Securities Exchange Commission (“SEC”) for fiscal years beginning after December 15, 2006, with early adoption permitted as of the beginning of a fiscal year. Effective fiscal year 2006, we adopted the direct expensing method which requires us to expense engine overhauls, as well as other major maintenance activities, as they are incurred. The adoption of the FSP is considered a change in accounting principle adopted by the FASB with retroactive application as described in SFAS No. 154, Accounting Changes and Error Corrections. As a result of early adoption, we reversed all engine overhaul accruals expensed in each of the appropriate periods from 2002 to the first quarter of 2006 and recorded engine overhaul expenses in the periods charges were incurred. Charges related to planned major maintenance on our corporate aircraft were incurred in the third quarter of 2006 and the corporate aircraft was subsequently sold in the fourth quarter of 2006. The effect of adopting FSP No. AUG AIR-1on our consolidated balance sheet at December 31, 2005 was a decrease of $1.0 million in other accrued expenses, an increase of $0.4 million in the deferred tax liability and an increase of $0.6 million in our retained earnings. The effects of adopting FSP No. AUG AIR-1 are included in the tables in Note 2.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are currently assessing the potential effect if any of implementing this standard.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides interpretive guidance on how registrants should quantify financial statement misstatements. There was diversity in practice, with the two commonly used methods to quantify misstatements being the “rollover” method (which focuses primarily on the income statement impact of misstatements) and the “iron curtain” method (which focuses on the balance sheet impact). SAB 108 requires registrants to use a dual approach whereby both of these methods are considered in quantifying and evaluating the materiality of financial statement misstatements. We applied the provisions of SAB 108 during the fourth quarter of 2006 and such application did not have a material impact on our consolidated results of operations or financial position.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 defines a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for us in the first quarter of 2007. We are currently assessing the potential effect if any of implementing this standard.

2. Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarter ended March 31, 2006, the Company’s management determined that incorrect measurement dates were used for financial accounting purposes for certain stock option grants made in prior periods and that other stock option and non-stock option related errors in its historical financial statements require correction, as described in more detail below. As a result, the condensed consolidated financial statements as of December 31, 2005 and for the three and six months ended June 30, 2005 have been restated from the amounts previously reported to correct these errors. The after tax effect to net income of all restatement adjustments amounted to $3.7 million and $6.9 million for the three and six months ended June 30, 2005.

On May 26, 2006, our Board formed a Special Committee of independent directors to conduct an investigation of our historical stock option grant practices and related accounting. For a detailed description of the background and scope of the investigation and information related to our historical stock option granting practices, see the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report.

Findings of the Investigation and Measurement Date Determinations

The Special Committee performed a detailed review of all stock option grants awarded from August 13, 1999 (the date of the Company’s initial public offering) through June 30, 2003 and all annual grants from July 1, 2003 through December 2005, covering grants to purchase 30,739,235 shares of Common Stock made in 7,287 awards on 39 granting dates. The Special Committee also performed limited testing on a sample of stock option grants made prior to the initial public offering covering grants to purchase 10,632,744 shares of Common Stock made in 762 awards on 38 granting dates. The Special Committee also performed limited testing on a sampling of new hire and merit stock option grants awarded after June 30, 2003 covering grants to purchase 5,082,350 shares of Common Stock representing 61% of all new hire and merit options granted during this period.

We classified option grants subject to the investigation into three time periods: (1) June 1998 through August 1999 (the “Pre-IPO Period”); (2) September 1999 through April 30, 2002; and (3) May 1, 2002 through December 2005. Because annual, broad-based grants were made in a process substantially similar to new hire and merit grants, we did not separately classify option grants by the nature of their granting process. Based on the facts obtained as a result of the Special Committee investigation, we identified grants for which we used an incorrect measurement date for financial accounting purposes, as defined under Generally Accepted Accounting Principles in the United States, or GAAP. To determine the correct accounting measurement dates for these grants we followed the guidance in Accounting Principles Board (“APB”) No. 25, which deems the “measurement date” to be the first date on which all of the following are known with finality: (1) the identity of the individual employee who is entitled to receive the option grant; (2) the number of options that the individual employee is entitled to receive; and (3) the option’s exercise price.

The Special Committee performed a grant date by grant date analysis of approximately 38 option grant dates during the Pre-IPO Period, 36 option grant dates between the IPO and June 30, 2003 and all 3 annual grants from July 1, 2003 through December 2005 for compliance with APB No. 25. Where we determined that we did not complete the required granting actions by the original grant date, we used judgment to determine corrected measurement dates for all awards included within the granting action on each grant date consistent with what the evidence suggested was our practice or process. If the revised measurement date was not the same date we used previously, we made accounting adjustments as required, which resulted in stock-based compensation and related tax effects when an option had intrinsic value on the revised measurement date.

A total of 3,382 awards covering grants to purchase 22,553,293 shares of Common Stock required measurement date changes, of which options to purchase 3,604,950 shares of Common Stock were granted to employees who were executive officers of the Company at the time of their respective grant dates. None of our non-employee directors received stock option grants requiring measurement date corrections.

The following table summarizes certain information with respect to option awards requiring accounting measurement date changes:

Time Period	Number of Granting Dates	Number of Awards	Number of Shares
Pre-IPO Period	35	757	10,519,744
Initial Public Offering through April 30, 2002	21	2,567	11,255,299
After April 30, 2002	11	58	778,250

Total	67	3,382	22,553,293

A summary of incremental pre-tax stock-based compensation expense related to options awarded in each time period covering the period from June 1998 through December 31, 2005 (“restatement period”) resulting from a change in the accounting measurement date (in thousands), is as follows:

Time Period	Pre-Tax Stock-based Compensation Expense, Net of Forfeitures
Pre-IPO Period	$23,288
Initial Public Offering through April 30, 2002	113,306
After April 30, 2002	319

Cumulative effect for options vested through December 31, 2005	$136,913

Pre-IPO Period Grants

During the course of the investigation, information and documentation relating to stock option grants made prior to the Company’s initial public offering was evaluated. The Special Committee determined that accounting measurement dates for most of the stock option grants during the period from June 23, 1998 through August 11, 1999 were incorrectly determined. These instances involved an aggregate of 757 stock option grants awarded to employees covering 10,519,744 shares of Common Stock. Specifically, the Special Committee discovered evidence that required details of 588 awards covering 9,373,344 shares covered by all grants between June 1998 and June 9, 1999 did not have the required level of finality or were not supported by sufficient documentation until June 9, 1999, the date on which the Company’s 1999 Stock Incentive Plan was adopted by the Company and approved by its shareholders.

For the stock option grants awarded between June 10, 1999 through August 11, 1999, the Company was unable to locate evidence of completion of required granting actions (specifically, approval of the stock option grants by the Company’s Board of Directors or Compensation Committee). These instances involved an aggregate of 169 stock option grants to employees to purchase an aggregate of 1,146,400 shares of the Company’s Common Stock. None of these stock options were granted to executive officers or senior officers who participated in the stock option granting processes associated with these grants. The Company has been honoring these stock options awards and settling them with stock and intends to continue doing so. Measurement date determinations for these option grants were made on the basis of all available relevant information and reflect the Company’s reasonable conclusion as to the most likely option granting actions that occurred and related facts and circumstances. Specifically, we used evidence of the dates on which the Notices of Grant were executed on behalf of the Company as the best evidence of the granting actions actually completed, and used those dates as the revised measurement dates for financial reporting purposes.

Corrections to the measurement dates for option grants during the Pre-IPO Period resulted in the recording of additional pre-tax stock-based compensation of $23.3 million.

Post IPO Grants - September 1999 through April 2002

In the fourth quarter of 1999, the Company initiated a practice of processing option grants to newly-hired employees and merit or promotion grants to existing employees on a monthly basis, starting with the grants dated September 1999, and to determine a single grant date for stock options granted within each of those particular months. The Special Committee found evidence demonstrating that stock option grants made in any given month were routinely made as of the trading date associated with the lowest closing sale price reported by Nasdaq for our Common Stock from September 1999 through April 2002, with only a few grants during such period made on other dates. The Special Committee also found evidence that the option grant dating practice expanded to quarterly, rather than monthly, grant date determinations.

For stock option grants during this time period, the Special Committee determined that:

•

administrative approvals for required granting actions were generally documented by unanimous written consents of the Board or the Compensation Committee, and were dated “as of” the date corresponding to the trading date in a given month or quarter on which the Company’s last sale price was determined to be the lowest in that period;

•

all of such unanimous written consents were prepared after the selected grant dates and were executed by members of the Board or Compensation Committee at a later time, in some cases as much as up to three months after the selected grant date; and

•

in certain cases, the lists reflecting stock option grants processed by the Company’s stock plan administrator were different than the lists provided to and approved by either the Board or Compensation Committee, as the case may be.

For each of the 21 discretionary grants affected by the Special Committee’s findings during this period, the Special Committee determined an accounting measurement date based on information and documentation evidencing the date as of which the related action by unanimous written consent (“UWC”) had been signed by all of the directors or, in the case of Compensation Committee action, members of the Compensation Committee. However, in many cases, the Company was unable to locate definitive and complete documentation evidencing the date on which the last required approval of a UWC was signed by certain directors and received by the Company. For these stock option grants, the Company’s measurement date determinations were made on the basis of all available relevant information and reflect the Company’s reasonable conclusion as to the most likely option granting actions that occurred based on related facts and circumstances. For grants where there was insufficient evidence to determine when all required written consents were actually obtained, but there was evidence of the dates of receipt of individual written consents (such as contemporaneous electronic messages to or from individuals involved in the granting activities or facsimile header dates on signed unanimous written consent forms), we used this information as evidence of when the Compensation Committee approval was obtained, and used that date as the revised measurement date for financial reporting purposes. In other cases where we could not locate evidence of the date or dates on which required granting approvals were obtained, we used evidence of the dates on which the Notices of Grant were executed on behalf of the Company as the best evidence of the granting actions actually completed, and used those dates as the revised measurement dates for financial reporting purposes. We believe that these grants were communicated to employees in a timely manner. In some cases, we awarded option grants that were different in amount than that approved by the required granting actions or to employees whose awards were not included in lists approved by the Board of Directors or Compensation Committee. In each of these circumstances, we evaluated the existing information related to each individual grant and we established a new measurement date when we determined that the terms of the award were fixed with finality, which was generally the date on which the related Notice of Grant was signed on behalf of the Company.

Section 16 Insiders received stock options covering an aggregate of 2,904,950 shares of Common Stock in these grant events, which collectively resulted in $24.0 million of additional compensation expense over the restatement period. See the discussion under the heading “Remedial Actions” below with respect to actions taken by the Company with respect to option awards to Section 16 Insiders. Employees other than Section 16 Insiders received options to purchase an aggregate of 8,350,349 shares in these grant events. Corrections to the measurement dates for all of the misdated grants during the period from September 1999 through April 2002 resulted in the recording of additional stock-based compensation expense of $113.3 million.

Post IPO Grants - May 1, 2002 through December 2005

The Special Committee performed a detailed review of all stock option grants awarded between May 1, 2002 and June 30, 2003 and all annual grants awarded between May 1, 2002 and December 2005. Measurement date exceptions were noted for 45 grants covering options to purchase 294,750 shares, for which an additional stock-based compensation expense of approximately $278,000 has been recorded in the restated financial statements included in this Report. Based on the significant improvements in the Company’s stock option granting practices during this period, the Special Committee determined to conduct limited sampling and testing of new hire and merit stock option grants awarded after June 30, 2003. The Special Committee sampled 88 new hire and merit grants, covering 5,082,350 shares of Common Stock (61% of all shares covered by new hire and merit option grants). The remaining new hire and merit stock option grants occurring during the period from July 1, 2003 through December 31, 2005 were not individually reviewed and did not appear to have any unusual pricing or other characteristics indicating a need for full individual review. Sampling and other analysis indicated that these remaining grants consisted of new hire and merit grants to non-officer employees. Various tests were performed to determine whether these remaining grants had any unique pricing or other characteristics. None were identified, although measurement date exceptions were noted for 13 grants covering options to purchase 483,500 shares, for which an additional stock-based compensation expense of approximately $41,000 has been recorded in the restated financial statements included in this Report. Given the immaterial number of shares and limited income statement impact, along with the absence of unique pricing or other characteristics, additional review procedures were not deemed necessary for these remaining grants occurring after June 30, 2003 and were therefore not applied.

Other Stock Option Related Adjustments

In addition to adjustments to our reported stock-based compensation expenses resulting from corrections to accounting measurement dates, the restatement also reflects stock-option related adjustments arising from a variety of other issues discovered during our investigation:

•

We recorded compensation expense as a result of modifications to stock options made or deemed to have been made to certain employees in connection with their termination of employment or extended leaves of absence. Typically such modifications related to, or resulted in, extensions of the time periods following cessation of service within which these employees could exercise vested stock options. We have recorded incremental pre-tax stock-based compensation expense associated with such modifications in the aggregate amount of $2.0 million.

•

We identified certain stock option grants awarded to non-executive employees which were repriced or otherwise modified in circumstances which required variable accounting treatment. We also identified an option grant awarded to a non-employee consultant deemed to have been granted in exchange for services. We have recorded incremental pre-tax stock-based compensation expense associated with these stock option awards in the aggregate amount of $4.3 million.

•

We determined that our accounting treatment for a restricted stock issuance in 2000 was incorrect. We issued 339,200 shares of common stock to an employee in connection with his initial employment with the Company as Vice President, Marketing, and accepted this employee’s secured promissory note in the principal amount of $15.8 million as payment of the purchase price for the shares. In June 2002, we determined that we should have treated the promissory note as a non-recourse obligation and, accordingly, treated the transaction as a stock option for financial reporting purposes. We also determined that we should not have accrued approximately $1.4 million of interest income on the promissory note that we accrued from 2000 through March 31, 2002 but deemed the error to be immaterial to our results of operations. We have recorded an adjustment to our beginning retained earnings balance as of January 1, 2005 to reverse the interest income previously recorded on this promissory note.

•

We incorrectly calculated the intrinsic value of unvested stock options assumed by the Company in connection with certain acquisition transactions. As a result, we have reduced the stock-based compensation expense resulting from the amounts of unearned compensation recorded in connection with those acquisitions in the aggregate amount of $2.3 million.

•

We determined that volatility assumptions used previously to estimate the fair value of our stock option grants required correction. As a result, we revised our fair value estimates based on corrected volatility assumptions for the period beginning January 1, 2001 and ending December 31, 2005.

All but $0.7 million of the foregoing adjustments were recorded in periods preceding 2005. As a result, most of the impact of these adjustments is reflected in the adjustment of our opening accumulated deficit balance at January 1, 2005 in the condensed consolidated financial statements included in this Report.

As a result of the errors in determining measurement dates, certain options were determined to have been granted at an exercise price below the fair market value of our stock on the actual grant date. The primary adverse tax consequences are: (1) that the re-measured options vesting after December 31, 2004 are potentially subject to option holder excise tax under Section 409A of the Internal Revenue Code (and, as applicable, similar excise taxes under state law); and (2) certain incentive stock options previously granted, could be deemed granted at below market value producing incremental payroll tax liabilities. As a result during the six months ended June 30, 2006, the Company recorded approximately $0.6 million in liabilities related to the anticipated settlement by the Company of payroll and excise taxes on behalf of the Company’s employees for options that were exercised during 2006.

Regarding potential future liabilities associated with Section 409A, the Company has yet to determine whether it will either implement a plan to assist the affected employees for the amount of this tax, adjust the terms of the original option grant, or adjust the terms of the original option grant and pay the affected employees an amount to compensate such employees for this lost benefit. As such, no additional expense has been recorded in the consolidated financial statements in the adjustments discussed above in connection with potential future liabilities related to this matter.

Remedial Actions

The following remedial steps were directed or recommended by the Special Committee in December 2006:

•

For stock options which required measurement date changes granted to officers of the Company (“Section 16 Insiders”) who, at the time of grant, were required to file the reports required pursuant to Section 16 of the Securities Exchange Act of 1934 (“Executive Options”), the Special Committee required amendments to those Executive Options to increase the exercise price of any such stock options which remain outstanding to the market value of our Common Stock as reported by Nasdaq on the revised accounting measurement date. The Executive Options held by our Section 16 Insiders were amended as set forth in the table below, without the payment of any consideration by the Company:

Officer	Original Grant Date	Options Outstanding	Original Exercise Price	Amended Exercise Price
Vincent C. Smith	April 4, 2001	300,000	$14.81	$26.51
Vincent C. Smith	October 1, 2001	485,000	$10.74	$24.40
Douglas F. Garn	April 14, 2000	80,000	$26.50	$55.25
Douglas F. Garn	April 4, 2001	300,000	$14.81	$26.51
Douglas F. Garn	October 1, 2001	72,900	$10.74	$24.40
M. Brinkley Morse	April 4, 2001	100,000	$14.81	$26.51
M. Brinkley Morse	October 1, 2001	300,000	$10.74	$24.40
Kevin E. Brooks	October 1, 2001	5,000	$10.74	$24.40
Anthony Foley	April 29, 2002	34,000	$11.91	$12.96

The increase to the exercise prices of such options held by Messrs. Smith, Garn, Morse, and Brooks also had the effect of eliminating potential tax consequences to them under Section 409A of the Internal Revenue Code and comparable provisions of applicable state tax law.

•

The Special Committee also directed the Company to request repayment from Section 16 Insiders of an amount representing the estimated after-tax gain realized by such Section 16 Insiders from exercises of Executive Options, except for Anthony Foley, and Eyal Aronoff (whose payment is subject to a cap of $200,000). As of the date of this report, the Company has received repayments totaling $157,831. Mr. Smith and Mr. Morse have never exercised any stock options granted to them by the Company and had no such gain to repay.

Officer	Gain To Repay
Eyal Aronoff	$200,000
Douglas F. Garn	$64,000
David M. Doyle	$59,056
Kevin E. Brooks	$34,775

•

The Special Committee also determined to adopt a variety of process and corporate governance changes, including changes, adopted in connection with the proposed settlement of the Company’s shareholder derivative litigation. The proposed corporate governance measures include, among other things, implementing certain policies, procedures and guidelines for stock option grants, adopting additional standards of director independence, adopting the “majority vote” standard for uncontested elections of directors, incorporating term limits for independent directors (16 years) and for audit committee members (10 consecutive years), and incorporating additional policies, procedures and guidelines. In addition, the Board approved certain amendments to the Company’s 1999 Stock Incentive Plan and 2001 Stock Incentive Plan. The stock option plan amendments include a new requirement that the exercise price for all nonqualified stock options (ie., stock options which do not qualify for “incentive stock option” treatment under applicable provisions of the Internal Revenue Code of 1986, as amended) must be not less than the market value of Quest’s common stock on the grant date. Prior to this change, the exercise price for nonqualified stock options was required by the plans to be established by the applicable Plan Administrator. The Company’s Board of Directors also approved related updates to the written charters of the Board’s Audit Committee, Compensation Committee and Nominating & Corporate Governance Committee, and a related update to the Company’s Corporate Governance Guidelines.

Non-Stock Option Related Adjustments

The Company has determined that additional errors in its historical financials statements require correction in this restatement. Many of these errors were identified by the Company or its auditors in connection with the restatement related procedures. Other adjustments include items identified in prior periods, but deemed them not to be material to the Company’s results of operations, and are included in this restatement. A summary of the impact of these adjustments to pre-tax income for the three and six months ended June 30, 2005 (in thousands), is as follows:

(Increase) Decrease in Pre-Tax Income
Category	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Revenue Adjustments
Financial system programming error	$(111)	$(125)
Incorrect interpretation of complex orders	870	755
Inconsistent application of company policies	184	237
Other	269	390

Total Revenue Adjustments	1,212	1,257

Expense Adjustments
Incorrect application of SFAS No. 144	293	268
Incorrect interpretation of complex orders	—	11
Incorrect application of company policies	—	12
Other	23	235

Total Expense Adjustments	316	526

Other Income (Expense), Net Adjustments
Incorrect application of SFAS No. 52	260	(248)
Other	(13)	29

Total Other Income (Expense), Net Adjustments	247	(219)

Total All Adjustments	$1,775	$1,564

Revenue Adjustments

Based upon a review of more than 100,000 software license and services transactions over the restatement period, the Company identified several instances where previously reported revenues were required to be corrected and recognized across various and appropriate reporting periods. There were several categories of revenue adjustments, but most were attributable to the following three categories of errors:

First, a programming error made at the time of our financial system’s initial implementation in 2000, resulted in a systematic miscalculation of the timing of revenue recognition across certain of the Company’s orders that contained a post-contract technical support services (referred to as PCS) line item. The error was identified and corrected in 2005 however we failed to evaluate the impact of the programming error and its effect on previously reported revenues. This error caused a shift in the timing of revenue recognition for all affected orders across numerous quarters and years, resulting in periodic quarterly over- and understatements of revenue.

Second, incorrect interpretations of certain complex orders resulted in an overstatement of license and/or PCS revenue either early in the contract or around the time of initial customer purchase and an understatement of the corresponding revenue either later in the contract or over a ratable period designated in the contract.

Third, inconsistent application of the Company’s revenue recognition policies in geographies outside North America resulted in an overstatement of license and PCS revenue at and around the time of initial customer purchase and an understatement of the corresponding revenue at the time of cash collection.

Operating Expenses and Other Income (Expense), Net Adjustments

The Company also identified several instances where previously reported operating expenses or other income (expense), net items were required to be corrected and recognized across various reporting periods.

The first item related to an incorrect application of SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” where we performed our impairment analysis of acquired technology at the acquisition level as opposed to a product-by-product level approach, which resulted in an understatement of intangibles amortization expense related to acquired assets in the period that the impairment occurred and a corresponding overstatement of the related expense over that asset’s remaining estimated useful life.

The second item related to the incorrect revaluation of monetary assets and liabilities in foreign subsidiaries as required by SFAS No. 52, “Foreign Currency Translation,” which resulted in the periodic misstatement (both over and under) of the other income (expense), net line item on the income statement with the corresponding offsetting impact to monetary asset and liability accounts on the balance sheet (primarily cash and accounts receivable).

In addition to the revenue, operating expenses and other income (expense), net items covered specifically above, there were several additional adjustments also included in these restatement items that were grouped into the “other” categories given their minimal individual impact. Many of these adjustments include certain errors that were not previously recorded because in each case, and in the aggregate, the underlying errors were not considered by management to be material to our consolidated financial statements.

All the items identified above generally affect the timing pattern of revenue, expense and income recognition. As such, they do not generally change the cumulative revenues, expenses, pre-tax operating income, liquidity or cash flow of the Company.

Impact of Errors on Previously Issued Consolidated Financial Statements

As a result of the findings of the Special Committee’s investigation with respect to employee stock options and the other adjustments described in this footnote, our condensed consolidated financial statements for the three and six months ended June 30, 2005 have been restated. We recorded additional stock-based compensation expense and other accounting adjustments, and related tax adjustments, affecting our previously-reported financial statements for 1999 through 2004, the effects of which are summarized below in cumulative effect on our January 1, 2005 opening accumulated deficit.

The financial information presented in this Report has been adjusted to reflect the incremental impact of the foregoing restatement adjustments on our results of operations for interim periods, as follows (in thousands):

Summary of Impact of Restatement Adjustments

	(Increase) Decrease in Pre-Tax Income			Tax Effect of Adjustments
Quarter Ended	Stock Option Related Adjustments (1)	Other Adjustments (2)	Total Adjustments, Pre-Tax	Option Related Payroll Tax Adjustments (3)	Income Tax Effect of All Adjustments	Total Adjustments, Net of Tax
Cumulative effect on January 1, 2005 opening accumulated deficit	$132,414	$4,025	$136,439	$2,794	$(51,654)	$87,579	(4)
March 31, 2005	3,345	(211)	3,134	47	63	3,244
June 30, 2005	2,724	1,775	4,499	(1,012)	171	3,658
September 30, 2005	1,875	1,433	3,308	35	(1,707)	1,636
December 31, 2005	1,925	1,242	3,167	41	(2,109)	1,099

Cumulative effect through December 31, 2005	$142,283	$8,264	$150,547	$1,905	$(55,236)	$97,216

(1)	Comprised of $136.9 million of stock-based compensation expense adjustments arising from measurement date corrections and $5.4 million of other stock option related adjustments.

(2)	Other non-stock option related adjustments to revenue, operating expenses, and other income (expense), net.

(3)	Relates to potential payroll tax liabilities for incentive stock options deemed to be granted at below market value and is included with the appropriate compensation expense.

(4)	The cumulative effect does not include the cumulative impact of the retrospective adoption of a change in accounting for planned major maintenance activities on our corporate aircraft of $0.3 million.

The following tables present the impact of the Restatement on the Company’s previously issued condensed consolidated balance sheet as of December 31, 2005 and condensed consolidated income statements, statement of cash flows and statements of comprehensive income for the three and six months ended June 30, 2005:

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2005
	As Previously Reported	Adjustments				As Restated
ASSETS
Current assets:
Cash and cash equivalents	$121,025	$—		$—		$121,025
Short-term marketable securities	74,398	—		—		74,398
Accounts receivable, net of allowances of $17,088 as previously reported and $18,410 as restated	116,052	(8,725	)(2)	—		107,327
Prepaid expenses and other current assets	15,202	51	(2)	—		15,253
Deferred income taxes	11,905	779	(3)	(389	)(4)	12,295

Total current assets	338,582	(7,895)		(389)		330,298
Property and equipment, net	82,845	199	(2)	—		83,044
Long-term marketable securities	47,538	—		—		47,538
Amortizing intangible assets, net	68,975	(1,360	)(2)	—		67,615
Goodwill	430,239	(290	)(1)	—		429,949
Deferred income taxes	—	26,675	(3)	—		26,675
Other assets	4,828	—		—		4,828

Total assets	$973,007	$17,329		$(389)		$989,947

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,756	$—		$—		$3,756
Accrued compensation	32,696	659	(2)	—		33,355
Other accrued expenses	34,351	(40	)(2)	(971	)(4)	33,340
Income taxes payable	19,554	(23	)(3)	—		19,531
Current portion of deferred revenue	140,267	(3,896	)(2)	—		136,371

Total current liabilities	230,624	(3,300)		(971)		226,353
Long-term liabilities:
Long-term portion of deferred revenue	34,980	3,452	(2)	—		38,432
Deferred income taxes	10,576	(10,576	)(3)	—		—
Other long-term liabilities	1,460	270	(2)	—		1,730

Total long-term liabilities	47,016	(6,854)		—		40,162
Commitments and contingencies (Notes 5 and 13)
Shareholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; no shares issued or outstanding	—	—		—		—
Common stock, no par value, 200,000 shares authorized; 99,761 shares issued and outstanding	676,285	118,578	(1)	—		794,863
Retained earnings (accumulated deficit)	41,942	(97,216	)(1-3)	582	(4)	(54,692)
Accumulated other comprehensive loss	(1,716)	—		—		(1,716)
Unearned compensation	(3,930)	(11,093	)(1)	—		(15,023)
Note receivable from sale of common stock	(17,214)	17,214	(1)	—		—

Total shareholders’ equity	695,367	27,483		582		723,432

Total liabilities and shareholders’ equity	$973,007	$17,329		$(389)		$989,947

(1)	Stock option related adjustments.

(2)	Other non-stock option related adjustments.

(3)	Tax effect of all restatement adjustments.

(4)	Represents adjustments related to the retrospective adoption of a change in accounting for planned major maintenance activities on our corporate aircraft. See Note 1 above.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30, 2005
	As Previously Reported	Adjustments			As Restated
Revenues:
Licenses	$54,612	$(1,359)	$—		$53,253
Services	52,514	(57)	—		52,457

Total revenues	107,126	(1,416)	—		105,710
Cost of revenues:
Licenses	1,192	—	—		1,192
Services (1)	8,685	53	—		8,738
Amortization of purchased technology	2,421	293	—		2,714

Total cost of revenues	12,298	346	—		12,644

Gross profit	94,828	(1,762)			93,066
Operating expenses:
Sales and marketing (1)	45,634	519	—		46,153
Research and development (1)	20,640	263	—		20,903
General and administrative (1)	10,565	696	—		11,261
Amortization of other purchased intangible assets	1,498	—	—		1,498
In-process research and development	—	—	—		—

Total operating expenses	78,337	1,478	—		79,815

Income from operations	16,491	(3,240)	—		13,251
Other income (expense), net	(522)	(247)	17	(2)	(752)

Income before income tax provision	15,969	(3,487)	17		12,499
Income tax provision	5,302	171	—		5,473

Net income	$10,667	$(3,658)	$17		$7,026

Basic net income per share	$0.11	$(0.04)	$—		$0.07

Diluted net income per share	$0.11	$(0.04)	$—		$0.07

Weighted-average shares:
Basic	96,838	—	—		96,838
Diluted	99,253	166	—		99,419
(1) Stock-based compensation and related payroll taxes:
Cost of licenses	$—	$—	$—		$—
Cost of services	37	53	—		90
Sales and marketing	278	723	—		1,001
Research and development	22	263	—		285
General and administrative	10	673	—		683

Total stock-based compensation and related payroll taxes	$347	$1,712	$—		$2,059

(2)	Represents adjustments related to the retrospective adoption of a change in accounting for planned major maintenance activities on our corporate aircraft. See Note 1 above.

	Six Months Ended June 30, 2005
	As Previously Reported	Adjustments			As Restated
Revenues:
Licenses	$109,330	$(1,269)	$—		$108,061
Services	101,144	(192)	—		100,952

Total revenues	210,474	(1,461)	—		209,013
Cost of revenues:
Licenses	2,160	—	—		2,160
Services (1)	17,360	224	—		17,584
Amortization of purchased technology	4,676	268	—		4,944

Total cost of revenues	24,196	492	—		24,688

Gross profit	186,278	(1,953)			184,325
Operating expenses:
Sales and marketing (1)	89,027	2,056	—		91,083
Research and development (1)	41,760	592	—		42,352
General and administrative (1)	20,267	2,285	—		22,552
Amortization of other purchased intangible assets	2,774	—	—		2,774
In-process research and development	1,050	—	—		1,050

Total operating expenses	154,878	4,933	—		159,811

Income from operations	31,400	(6,886)	—		24,514
Other income (expense), net	(2,032)	218	81	(2)	(1,733)

Income before income tax provision	29,368	(6,668)	81		22,781
Income tax provision	9,662	234	—		9,896

Net income	$19,706	$(6,902)	$81		$12,885

Basic net income per share	$0.20	$(0.07)	$—		$0.13

Diluted net income per share	$0.20	$(0.07)	$—		$0.13

Weighted-average shares:
Basic	96,517	—	—		96,517
Diluted	99,422	61	—		99,483
(1) Stock-based compensation and related payroll taxes:
Cost of licenses	$—	$1	$—		$1
Cost of services	75	224	—		299
Sales and marketing	564	2,237	—		2,801
Research and development	420	592	—		1,012
General and administrative	21	2,050	—		2,071

Total stock-based compensation and related payroll taxes	$1,080	$5,104	$—		$6,184

(2)	Represents adjustments related to the retrospective adoption of a change in accounting for planned major maintenance activities on our corporate aircraft. See Note 1 above.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30, 2005
	As Previously Reported	Adjustments				As Restated
Cash flows from operating activities:
Net income	$19,706	$(6,902)	(1-3)	$81	(4)	$12,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,958	529	(2)	—		13,487
Compensation expense associated with stock option grants	994	6,070	(1)	—		7,064
Deferred income taxes	(36)	—		—		(36)
Excess tax benefit related to stock option exercises	1,031	—		—		1,031
Provision for bad debts	40	—		—		40
In-process research and development	1,050	—		—		1,050
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	23,965	1,067	(2)	—		25,032
Prepaid expenses and other current assets	768	—		—		768
Other assets	(648)	—		—		(648)
Accounts payable	(11)	—		—		(11)
Accrued compensation	(3,455)	(1,146)	(2)	—		(4,601)
Other accrued expenses	(3,630)	2		(81)	(4)	(3,709)
Litigation settlement payment	(16,000)	—		—		(16,000)
Income taxes payable	(65)	234	(3)	—		169
Deferred revenue	5,753	146	(2)	—		5,899
Other liabilities	(146)	—		—		(146)

Net cash provided by operating activities	42,274	—		—		42,274
Cash flows from investing activities:
Purchases of property and equipment, net	(26,889)	—		—		(26,889)
Cash paid for acquisitions, net of cash acquired	(57,625)	—		—		(57,625)
Proceeds from investments in marketable securities	53,273	—		—		53,273

Net cash used in investing activities	(31,241)	—		—		(31,241)
Cash flows from financing activities:
Repayment of repurchase agreement	(12,725)	—		—		(12,725)
Repayment of notes payable	(40)	—		—		(40)
Repayment of capital lease obligations	(98)	—		—		(98)

Proceeds from the exercise of stock options	3,306	—		—		3,306

Net cash used in financing activities	(9,557)	—		—		(9,557)

Effect of exchange rate changes on cash and cash equivalents	2,009	—		—		2,009

Net increase in cash and cash equivalents	3,485	—		—		3,485
Cash and cash equivalents, beginning of period	118,157	3		—		118,160

Cash and cash equivalents, end of period	$121,642	$3		$—		$121,645

Supplemental disclosures of consolidated cash flow information:
Cash paid for interest	$75	$—		$—		$75

Cash paid for income taxes	$7,436	$—		$—		$7,436

Supplemental schedule of non-cash investing and financing activities:
Unrealized loss on marketable securities	$388	$—		$—		$388

Unpaid purchases of property and equipment	$1,512	$—		$—		$1,512

Fair value of stock options and common stock issued in connection with an acquisition	$—	$—		$16,371	(5)	$16,371

(1)	Stock option related adjustments.

(2)	Other non-stock option related adjustments.

(3)	Tax effect of all restatement adjustments.

(4)	Represents adjustments related to the retrospective adoption of a change in accounting for planned major maintenance activities on our corporate aircraft. See Note 1 above.

(5)	Not previously disclosed.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30, 2005				Six Months Ended June 30, 2005
	As Previously Reported	Adjustments		As Restated	As Previously Reported	Adjustments		As Restated
		(1)	(2)			(1)	(2)
Net income	$10,667	$(3,658)	$17	$7,026	$19,706	$(6,902)	$81	$12,885
Other comprehensive loss:
Unrealized loss on marketable securities, net of tax	808	—	—	808	(388)	—	—	(388)

Comprehensive income	$11,475	$(3,658)	$17	$7,834	$19,318	$(6,902)	$81	$12,497

(1)	Represents adjustments related to our restatement as described throughout this Report.

(2)	Represents adjustments related to the retrospective adoption of a change in accounting for planned major maintenance activities on our corporate aircraft. See Note 1 of our Notes to Consolidated Financial Statements.

3. Stock-Based Compensation

We have authorized the issuance of an aggregate of 38.5 million shares of common stock to employees, directors and consultants under the Quest Software, Inc. 1999 Stock Incentive Plan, as amended (the “1999 Plan”) and the Quest Software, Inc. 2001 Stock Incentive Plan (the “2001 Plan” and, together with the 1999 Plan, the “Plans”). Non-qualified stock options granted under the Plans generally have a 10-year life and vest ratably over a four to five year period, generally at the rate of 20% one year after the grant date and 10% semi-annually thereafter. The exercise price of all options granted under the Plans is to be established by the Plan Administrator. The Plan Administrator for the Plans is the Compensation Committee of the Board of Directors, with certain authority delegated to a secondary committee pursuant to the terms of Plans. As of June 30, 2006, 4.6 million shares were available for grant under the Plans.

Adoption of SFAS No. 123R, Share Based Payment (“SFAS 123R”) and Transition

Prior to January 1, 2006, we accounted for stock option grants in accordance with APB No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. Accordingly, we recognized compensation expense for stock option grants where the exercise price was lower than the quoted market price of our common stock on the originally stated grant date. In connection with the restatement of our previously issued financial statements, we have recognized additional stock-based compensation expense arising from corrections to measurement dates. See Note 2 above. In accordance with SFAS 123 and SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, we provided pro forma net income or loss and net income or loss per share disclosures for each period prior to the adoption of SFAS 123R, Share-Based Payment (“SFAS 123R”), as if we had applied the fair value-based method in measuring compensation expense for our stock-based compensation plans.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R utilizing the modified prospective transition method. As required by SFAS 123R, we estimate forfeitures of employee stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined based on historical experience. Estimated forfeitures are adjusted to actual forfeiture experience as needed. Under the modified prospective approach, compensation expense recognized during the three and six months ended June 30, 2006 includes: (a) compensation expense for all stock-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the recognition provisions of SFAS 123R. In accordance with the modified prospective transition method, our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2005 have not been restated to reflect, and do not include, the impact of our adoption of SFAS 123R.

Prior to the adoption of SFAS 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. SFAS 123R requires that the realized tax benefit related to the excess of the deductible amount over the compensation cost recognized (excess tax benefits) be classified in the statement of cash flow as a cash inflow from financing activities and a cash outflow from operating activities. Accordingly, we classified $5.9 million of excess tax benefit related to stock-based compensation as financing cash inflows and operating cash outflows on our accompanying condensed consolidated statements of cash flows for the six months ended June 30, 2006. In addition, we previously presented unearned compensation as a separate component of shareholders’ equity. In accordance with the provisions of SFAS 123R, upon adoption, we also reclassified the balance in unearned compensation to common stock on our accompanying condensed consolidated balance sheet.

SFAS 123R requires entities to calculate the pool of excess tax benefits (the “APIC Pool”), available as of January 1, 2006, to absorb tax deficiencies recognized in subsequent periods, assuming we had applied the provisions of the standard in prior periods. We applied the provisions of SFAS 123R in calculating the APIC Pool, which was calculated using the long-haul method.

The following table summarizes the total stock-based compensation expense, including the impact of related payroll taxes, for the three and six months ended June 30, 2006 (in thousands, except per share data):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of licenses	$2	$4
Cost of services	321	664
Sales and marketing	786	4,272
Research and development	2,424	5,341
General and administrative	1,802	3,715

Reduction of income from operations and income before income tax provision	5,335	13,996
Income tax effect using the effective tax rate for each period	1,092	3,459

Reduction of net income	$4,243	$10,537

Reduction of net income per share:
Basic	$0.04	$0.10

Diluted	$0.04	$0.10

As of June 30, 2006, total unrecognized stock-based compensation cost related to unvested stock options was $55.4 million, which is expected to be recognized over a weighted-average period of 3.3 years.

Pro Forma Information Required by SFAS 123 for Periods Prior to January 1, 2006

The following table illustrates the effect on operating results and per share information had we accounted for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123 and after reflecting the change in the accounting measurement dates as discussed in Note 2 for the three and six months ended June 30, 2005 (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net Income
As reported	$7,026	$12,885
Add: Stock-based compensation expense included in reported net income, net of related tax effects	1,158	3,509
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of related tax effects	(5,089)	(11,652)

Pro forma net income	$3,095	$4,742

Net income per share:
Basic	$0.07	$0.13
Basic – pro forma	$0.03	$0.05
Diluted	$0.07	$0.13
Diluted – pro forma	$0.03	$0.05

Determining Fair Value

Valuation and Amortization Method. We estimate the fair value of stock options granted using the Black-Scholes option valuation model utilizing a single option approach. The fair value of all options is generally amortized on a straight-line basis over the vesting period. We have reviewed our historical pattern of option exercises and have determined that meaningful differences in option activity existed among employees. Therefore, for all stock options granted after January 1, 2006, we have categorized these awards into two separate groups of employees. The employees within each group have similar historical exercise behavior for valuation purposes.

Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term, expected volatility, risk-free interest rate and dividend yield. We may use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our net income and net income per share.

Expected Term. The expected term of options granted represents the period of time such options are expected to be outstanding. We estimate the expected terms of options granted based on historical exercise patterns across two different groups of employees. We believe these estimates are reasonably representative of each group’s likely future behavior.

Expected Volatility. We estimate the volatility of our common stock based upon the implied volatility derived from the market prices of our traded options with similar terms. Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than is historical volatility. Prior to the adoption of SFAS 123R, we used historical volatility under a “comparable companies” analysis approach, because our history as a public company was not sufficient to make volatility assumptions based solely on volatility of the Company’s stock.

Risk-Free Interest Rate. We base the risk-free interest rate on the U.S. Treasury zero-coupon issues in effect at the time of option grant for equivalent remaining terms.

Dividend Yield. We do not expect to pay any dividends and, therefore, we use an expected dividend yield of zero.

We used the following assumptions to estimate the fair value of options granted during the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,			Six Months Ended June 30,
	2006		2005	2006		2005
	Range	Weighted Average	Weighted Average	Range	Weighted Average	Weighted Average
Risk-free interest rate	5.0% to 5.2%	5.1%	3.7%	4.6% to 5.2%	4.8%	3.9%
Expected life (in years)	6.3 to 7.8	6.3	6.1	6.3 to 7.8	6.5	6.3
Expected volatility	54% to 55%	55%	52%	54% to 55%	55%	52%
Expected dividend yield	None	None	None	None	None	None

Stock Option Activity

The following table represents stock option activity for the six months ended June 30, 2006:

	Number of Shares (in thousands)	Weighted-Average Exercise Price (per share)	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2005	25,773	$13.47
Granted	406	$15.17
Exercised	(1,964)	$9.37
Canceled	(1,798)	$11.24

Outstanding at June 30, 2006	22,417	$14.03	6.86	$46,030

Vested or expected to vest at June 30, 2006	20,615	$14.09	6.65	$43,982

Exercisable at June 30, 2006	11,874	$15.12	5.65	$29,337

(1)	These amounts represent the difference between the exercise price and $14.04, the closing price of Quest Software, Inc. stock on June 30, 2006 as reported on the NASDAQ National Market, for all in-the-money options outstanding.

The weighted-average fair value of options granted during the six months ended June 30, 2006 and 2005 was $8.88 and $7.50, respectively. The total intrinsic value of options exercised was $13.5 million and $4.7 million for the six months ended June 30, 2006 and 2005, respectively. The total fair value of options vested during the six months ended June 30, 2006 and 2005 was $16.0 million and $29.3 million, respectively.

4. Acquisitions

2006 Acquisitions

We completed one acquisition, which has been fully consolidated, during the six months ended June 30, 2006. The aggregate consideration paid for this transaction was $15.3 million paid in cash, including $0.3 million of transaction costs, and was allocated as follows: $12.7 million to goodwill, $3.3 million to amortizing intangible assets and In Process Research and Development (“IPR&D”), and $0.7 million to assumed liabilities, net of tangible assets acquired. Actual results of operations of this acquisition are included in our consolidated financial statements from the effective date of the acquisition.

The following table represents the aggregate allocation of the purchase price for the acquired company to amortizing intangible assets and IPR&D (table in thousands):

Acquired technology (weighted average useful life of 3 years)	$2,900
Customer relationships (weighted average useful life of 4.8 years)	100
Non-compete agreements (weighted average useful life of 2.6 years)	40
Acquired IPR&D	300

Total amortizing intangible assets and IPR&D	$3,340

The amount allocated to IPR&D was written off at the date of acquisition because the IPR&D had no alternative uses and had not reached technological feasibility. The value assigned to IPR&D was determined utilizing the income approach by determining cash flow projections relating to identified IPR&D projects. The stage of completion of each in-process project was estimated to determine the discount rates to be applied to the valuation of the in-process technology. Based upon the level of completion and the risk associated with in-process technology, we applied a discount rate of 28.4% to value the IPR&D projects acquired.

The pro forma effects of this acquisition would not have been material to our results of operations for the three and six months ended June 30, 2006 and fiscal 2005 and, therefore, are not presented.

2005 Acquisitions

Vintela, Inc. (“Vintela”) – We acquired Vintela, a leader in innovative platform integration solutions, on July 8, 2005. The acquisition expanded our product portfolio of Windows Management solutions to allow existing Microsoft products, such as Active Directory, Windows Group Policy, Systems Management Server (SMS) 2003, and Microsoft Operations Manager (MOM) 2005, to integrate with systems outside the realm of Windows, including Unix, Linux, Java and Mac systems. The aggregate consideration paid for Vintela was $76.5 million in cash, including $0.5 million of transaction costs. Actual results of operations of Vintela are included in our consolidated financial statements from July 8, 2005.

In connection with this acquisition, $6.8 million was allocated to IPR&D and expensed immediately upon completion of the acquisition (as a charge not deductible for tax purposes), because the technological feasibility of products under development had not been established and no future alternative uses existed. At June 30, 2006, all projects originally identified as IPR&D were 100% complete.

Imceda Software, Inc. (“Imceda”) – We acquired Imceda, a leader in database administration products for SQL Server databases, on May 20, 2005. The acquisition expanded our product portfolio to include backup and recovery solutions for customers using SQL Server databases. The aggregate consideration paid for Imceda was $63.7 million in cash and stock, including $0.8 million of transaction costs. Actual results of operations of Imceda are included in our consolidated financial statements from May 20, 2005.

Wingra Technologies, LLC (“Wingra”) – We acquired Wingra, a provider of messaging integration and migration solutions, on January 18, 2005. The aggregate consideration paid for Wingra was $13.1 million in cash, including $0.1 million of transaction costs. Actual results of operations of Wingra are included in our consolidated financial statements from January 18, 2005.

In connection with this acquisition, $1.1 million was allocated to IPR&D and expensed immediately upon completion of the acquisition (as a charge not deductible for tax purposes), because the technological feasibility of products under development had not been established and no future alternative uses existed. At June 30, 2006, all projects identified as IPR&D were 100% complete.

Other Acquisitions – During December 2005, we acquired a 75% equity interest in Vizioncore, Inc. (“Vizioncore”), a privately-owned software company, for approximately $4.1 million in cash and substantially all of the assets of another software company for $2.0 million in cash, both fully consolidated for accounting purposes. With our investment in Vizioncore, we obtained a right to acquire the remaining 25% equity interest in the entity in the form of a call option for a purchase price to be determined by a formula, and agreed to a put option under which we may be required, in certain circumstances, to acquire the remaining equity interests in this entity for consideration to be determined by a formula. As the formula approximates fair value as of June 30, 2006, no amount has been recorded related to this put option. As of June 30, 2006, our maximum contingent liability under this put option is not determinable. Actual results of operations of Vizioncore are consolidated and included in our consolidated financial statements from the date of our investment. The minority interest in Vizioncore’s net income (loss) is reflected as an adjustment to other income (expense), net.

The pro forma effects of all acquisitions, individually or in the aggregate, in the three and six months ended June 30, 2006 and the fiscal year 2005 would not have been material to our results of operations for the three and six months ended June 30, 2006 and fiscal 2005 and, therefore, are not presented in a pro forma table.

5. Aircraft Held for Sale

During the second quarter of fiscal 2006, we implemented a plan to market and sell our corporate aircraft. Accordingly, the corporate aircraft is classified in long-term assets as held for sale in our June 30, 2006 balance sheet. See Note 15 below.

6. Goodwill and Amortizing Intangible Assets

Amortizing intangible assets are comprised of the following (in thousands):

	June 30, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$95,069	$(54,180)	$40,889	$92,569	$(47,358)	$45,211
Customer relationships	21,171	(12,737)	8,434	21,071	(11,273)	9,798
Existing maintenance contracts	3,970	(1,591)	2,379	3,970	(1,201)	2,769
Non-compete agreements	10,215	(5,687)	4,528	10,175	(4,473)	5,702
Trademarks	5,970	(2,436)	3,534	5,970	(1,835)	4,135

	$136,395	$(76,631)	$59,764	$133,755	$(66,140)	$67,615

Amortization expense for amortizing intangible assets was $5.0 million and $10.5 million for the three and six months ended June 30, 2006, respectively. This compares to $4.2 million and $7.7 million for the three and six months ended June 30, 2005, respectively. Estimated annual amortization expense related to amortizing intangible assets reflected on our June 30, 2006 balance sheet is as follows (in thousands):

Estimated Annual Amortization Expense
2006 (remaining 2 quarters)	$12,132
2007	17,911
2008	14,980
2009	8,692
2010 and thereafter	6,049

$59,764

All intangible assets reflected on our June 30, 2006 balance sheet are expected to be fully amortized by the end of 2012.

The changes in the carrying amount of goodwill by reportable operating segment for the six months ended June 30, 2006 are as follows (in thousands):

	Licenses	Services	Total
Balance as of December 31, 2005	$333,176	$96,773	$429,949
Acquisitions	7,612	5,075	12,687
Adjustments (1)	(75)	39	(36)

Balance as of June 30, 2006	$340,713	$101,887	$442,600

(1)	Tax related adjustments to the preliminary purchase price allocations for various acquisitions.

7. Cost Method Investments

We made minority equity investments, aggregating $3.7 million in three early stage private companies for business and strategic purposes during the six months ended June 30, 2006. These investments were accounted for under the cost method, as the equity securities do not have a readily determined market value and we do not have the ability to exercise significant influence. Our investments in non-consolidated companies are included in other assets in our unaudited condensed consolidated balance sheet at June 30, 2006 and December 31, 2005 and were valued at $5.4 million and $1.8 million, respectively.

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

9. Other Income (Expense), Net

Other income (expense), net consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest income	$2,214	$1,751	$4,381	$3,655
Interest expense	(20)	(38)	(70)	(99)
Foreign currency gain (loss), net	1,724	(1,752)	2,986	(4,234)
Other expense, net (1)	(65)	(713)	(810)	(1,055)

Total other income (expense), net	$3,853	$(752)	$6,487	$(1,733)

(1)	Other expense, net includes several other components, primarily costs incurred with operating and maintaining our corporate aircraft (which was sold in November 2006). During 2006, we also included adjustments for the minority interest in Vizioncore’s net income (loss), which were not material during the three or six months ended June 30, 2006.

10. Income Tax Provision

The effective income tax rate for the six months ended June 30, 2006 was 24.7% versus 43.4% in the comparable period of 2005. The difference in the tax rate for the six months ended June 30, 2006 was primarily due to a shift of profitability from higher-tax to lower-tax jurisdictions.

11. Net Income Per Share

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

The table below sets forth the reconciliation of the denominator of the earnings per share calculation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Shares used in computing basic net income per share	101,461	96,838	100,945	96,517
Dilutive effect of stock options (1)	3,333	2,581	3,488	2,966

Shares used in computing diluted net income per share	104,794	99,419	104,433	99,483

(1)	Options to purchase 9.9 million and 9.4 million shares of common stock during the three months ended June 30, 2006 and 2005, respectively, and 9.6 million and 9.3 million shares of common stock during the six months ended June 30, 2006 and 2005, respectively, were outstanding but were not included in the computation of net income per share as inclusion would have been anti-dilutive.

12. Geographic and Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by our chief operating decision maker, or decision-making group, in assessing performance and deciding how to allocate resources.

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

Reportable segment data for the three and six months ended June 30, 2006 and 2005, respectively, is as follows (in thousands):

	Licenses	Services	Total
Three months ended June 30, 2006
Revenues	$63,160	$65,226	$128,386
Cost of Revenues	4,723	12,767	17,490

Gross profit	$58,437	$52,459	$110,896

Three months ended June 30, 2005
Revenues	$53,253	$52,457	$105,710
Cost of Revenues	3,906	8,738	12,644

Gross profit	$49,347	$43,719	$93,066

Six months ended June 30, 2006
Revenues	$129,638	$127,940	$257,578
Cost of Revenues	9,333	24,238	33,571

Gross profit	$120,305	$103,702	$224,007

Six months ended June 30, 2005
Revenues	$108,061	$100,952	$209,013
Cost of Revenues	7,104	17,584	24,688

Gross profit	$100,957	$83,368	$184,325

Revenues are attributed to geographic areas based on the location of the entity to which the products or services were delivered. Revenues and long-lived assets concerning principal geographic areas in which we operate are as follows (in thousands):

	United States	United Kingdom	Other International (2)	Total
Three months ended June 30, 2006
Revenues	$81,634	$15,363	$31,389	$128,386
Long-lived assets (1)	$108,770	$6,404	$7,483	$122,657
Three months ended June 30, 2005
Revenues	$66,148	$13,806	$25,756	$105,710
Long-lived assets (1)	$198,074	$2,527	$5,734	$206,335
Six months ended June 30, 2006
Revenues	$161,681	$31,347	$64,550	$257,578
Long-lived assets (1)	$108,770	$6,404	$7,483	$122,657
Six months ended June 30, 2005
Revenues	$131,275	$27,026	$50,712	$209,013
Long-lived assets (1)	$198,074	$2,527	$5,734	$206,335

(1)	Excludes amortizing intangible assets, net, goodwill and deferred income taxes.

(2)	No single country within Other International accounts for greater than 10% of total revenues.

13. Commitments and Contingencies

Securities Litigation. From June 2006 through August 2006 a number of purported Quest Software shareholders filed putative shareholder derivative actions against the Company, the members of our Board of Directors, and certain current or former officers, alleging, among other things, that the defendants improperly dated certain Quest Software employee stock option grants. Two of these cases, Eng v. Smith, et al. (Case No. 06-cv-751 DOC(RNBx)) and Freedman v. Smith, et al. (Case No. 06-cv-763 DOC(RNBx)) have been consolidated in the United States District Court for the Central District of California. The plaintiffs filed a consolidated amended complaint in November 2006 and a further amended consolidated complaint in September 2007. In addition, two putative shareholder derivative actions, Patterson v. Aronoff, et al. (Case No. 06CC00115) and Hodge v. Aronoff, et al. (Case No. 06CC06787), were filed in the California Superior Court for the County of Orange. The state court derivative actions were consolidated in July 2006 (the putative state and federal derivative actions identified above are collectively referred to as the “Options Derivative Actions”). The plaintiffs in the Options Derivative Actions contend, among other things, that the defendants’ conduct violated United States and California securities laws, breached defendants’ fiduciary duties, wasted corporate assets, unjustly enriched the defendants, and caused errors in our financial statements. The plaintiffs seek, among other things, unspecified damages and disgorgement of profits from the alleged conduct, to be paid to the Company.

In August 2007, an additional putative shareholder derivative action was filed against the Company (as nominal defendant), the members of our Board of Directors and certain current or former officers, alleging generally that the individual defendants violated United States securities laws by improper stock option grant practices and related accounting and disclosures. This case, City of Livonia Employees’ Retirement System v. Smith, et al. (Case No. SACV07-901 DOC (ANx)) was also filed in the United States District Court for the Central District of California.

The putative state and federal derivative actions identified above are collectively referred to as the “Options Derivative Actions”. The plaintiffs in the Options Derivative Actions contend, among other things, that the defendants’ conduct violated United States and California securities laws, breached defendants’ fiduciary duties, wasted corporate assets, unjustly enriched the defendants, and caused errors in our financial statements. The plaintiffs seek, among other things, unspecified damages and disgorgement of profits from the alleged conduct, to be paid to the Company.

In November 2007, we entered into a Stipulation of Settlement with the plaintiffs in the Options Derivative Actions, pursuant to which the Options Derivative Actions shall be settled and dismissed with prejudice, subject to approval of the U.S. District Court for the Central District of California, as to the Company and all of its current and former officers and directors. As part of the settlement, the company agreed to adopt certain remedial measures and corporate governance changes, in addition to the actions taken by the Special Committee of the Company’s Board arising from the stock option investigation, and the plaintiffs will be entitled to payment of an amount representing their attorneys’ fees, which is expected to be provided by the Company’s directors’ and officers’ liability insurance carrier.

In October 2006 a purported shareholder class action was filed in the United States District Court for the Central District of California against Quest Software and certain of its current or former officers and directors, entitled Middlesex Retirement System v. Quest Software, Inc., et al. (Case No. CV06-6863 DOC (RNBx)) (the “Options Class Action”). The essence of the plaintiff’s allegations in the Options Class Action is that the Company improperly backdated stock options, resulting in false or misleading disclosures concerning, among other things, Quest Software’s financial condition. Plaintiffs also allege that the individual defendants sold Quest Software stock while in possession of material nonpublic information, and that the defendants’ conduct caused damages to the putative plaintiff class. The plaintiff asserts claims under Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In January 2007, the Court appointed Middlesex Retirement System as lead class plaintiff and entered a stipulated order establishing a pleading schedule for the plaintiff’s first amended complaint and the defendants’ response thereto. The first amended class action complaint was filed with the Court in March 2007. In October 2007, the Court issued its order on the Company’s motion to dismiss the amended class action complaint. The Court dismissed the plaintiff’s claims under Section 10(b) with respect to Michael Lambert, the Company’s former Chief Financial Officer, and the plaintiff’s claims under Section 20(a) with respect to the Company and to Doug Garn, the Company’s President, which claims have been dismissed without prejudice. The Court also held in abeyance the plaintiff’s claims under Section 20A pending plaintiff’s filing of an amended complaint, which must be filed by December 1, 2007. Otherwise, the Court denied the Company’s motion to dismiss as it related to the Company and other individual defendants. The Company and the individual defendants have filed a motion with the U.S. District Court requesting certification of the Court’s order for interlocutory appellate review. The Company intends to defend the Options Class Action vigorously.

SEC Investigation and United States Attorney’s Office Information Request. In June 2006 the Company received an informal request for information from the staff of the Los Angeles regional office of the Securities and Exchange Commission regarding its option granting practices. In January 2007 the SEC issued a formal order of investigation and a subpoena for the production of documents. The Company is cooperating with the SEC, but does not know when the inquiry and investigation will be resolved or what, if any, actions the SEC may require it to take as part of that resolution. Quest Software has also been informally contacted by the U.S. Attorney’s Office for the Central District of California (“U.S. Attorney’s Office”) and has been asked to produce on a voluntary basis documents many of which it previously provided to the SEC. The Company is fully cooperating with both the SEC and the U.S. Attorney’s Office. Any action by the SEC, the U.S. Attorney’s Office or other governmental agency could result in civil or criminal sanctions against the Company and/or certain of its current or former officers, directors and/or employees.

Initial Public Offering Securities Litigation. In November 2001, the Company, three of its current and former officers (“Individual Defendants”) and the underwriters in the Company’s initial public offering (“IPO”) were named as defendants in a consolidated shareholder lawsuit in the United State District Court for the Southern District of New York. This case is one of a number of actions coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92. Plaintiffs in the coordinated proceeding have brought claims under the federal securities laws against approximately 300 companies, underwriters, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the companies’ IPOs from late 1998 through 2000. The amended complaint in the Company’s case seeks unspecified damages on behalf of a purported class of purchasers of its common stock between August 13, 1999 and December 6, 2000. Pursuant to a tolling agreement, the Court dismissed the Individual Defendants without prejudice. In February 2003, the Court denied the Company’s motion to dismiss the claims against it. The issuer defendants and plaintiffs negotiated a stipulation of settlement for the claims against the issuer defendants, including the Company, which was submitted to the Court for approval in June 2004 and preliminarily approved in August 2005. In December 2006, the Court of Appeals for the Second Circuit overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. Because class certification was a condition of the settlement, it became unlikely that the settlement would receive final court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement.

On August 14, 2007, the plaintiffs filed a second amended class action complaint against the Company. The amended complaint contains a number of changes, including changes to the definition of the purported class of investors, and the elimination of the Individual Defendants as defendants. On September 27, 2007, the plaintiffs filed a motion for class certification against the Company. The Company filed a motion to dismiss the claims against it on November 14, 2007. It is uncertain whether the parties will be able to negotiate a revised or future settlement that complies with the standards set forth in the Second Circuit’s decision. The Company believes that it has meritorious defenses to the plaintiffs’ claims and intends to defend the action vigorously.

Intellectual Property Litigation. In December 2006, Diagnostic Systems Corporation (“DSC”) filed a complaint for patent infringement against Quest Software, Inc. and five other software companies. The complaint was filed in the United States District Court for the Central District of California, as Case No. SACV06-1211 CJc(ANx). DSC is a subsidiary of Acacia Research Corporation, and asserts that it is the owner by assignment of all rights and interests in U.S. patent nos. 5,701,400 and 5,537,590, and that certain of Quest’s software products infringe these two patents. DSC seeks injunctive relief and damages. Quest filed an answer denying infringement on the two patents asserted and asserting various affirmative defenses to DSC’s claims. Discovery in this matter is only recently beginning. If any of our products were found to infringe such patents, the patent holder could seek an injunction to enjoin our use of the infringing product. If we were required to settle such a claim, it could have a material impact on our business, results of operations, financial condition or cash flows.

General. The Company and its subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business.

In the normal course of our business, we enter into certain types of agreements that require us to indemnify or guarantee the obligations of other parties. These commitments include (i) intellectual property indemnities to licensees of our software products, (ii) indemnities to certain lessors under office space leases for certain claims arising from our use or occupancy of the related premises, or for the obligations of our subsidiaries under leasing arrangements, (iii) indemnities to customers, vendors and service providers for claims based on negligence or willful misconduct of our employees and agents, (iv) indemnities to our directors and officers to the maximum extent permitted under applicable law, and (v) letters of credit and similar obligations as a form of credit support for our international subsidiaries and certain resellers. The terms and duration of these commitments varies and, in some cases, may be indefinite, and certain of these commitments do not limit the maximum amount of future payments we could become obligated to make there under; accordingly, our actual aggregate maximum exposure related to these types of commitments cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for obligations of this nature, and no liabilities have been recorded for these obligations in our financial statements included in this report, as the estimated fair value of these obligations as of June 30, 2006 was considered nominal.

14. Related Party Transactions

In August 2007 we acquired ScriptLogic Corporation (“ScriptLogic”). See Note 15 below. Certain venture capital funds associated with Insight Venture Partners (the “Insight Funds”) previously holding shares of ScriptLogic’s preferred stock became entitled to receive (in respect of those shares of preferred stock) cash in an aggregate amount of up to approximately $37.7 million (subject to claims against an indemnity escrow fund).

On May 20, 2005, we acquired Imceda. See Note 4 above. Certain venture capital funds associated with Insight Venture Partners (the “Insight Funds”) previously holding shares of Imceda’s preferred stock became entitled to receive cash and (subject to claims against an indemnity escrow fund) shares of Quest common stock representing an aggregate value of approximately $48.0 million in respect of those shares of preferred stock as a result of this acquisition.

Jerry Murdock, a director of Quest Software, is a Managing Director and the co-founder of Insight Venture Partners and an investor in the Insight Funds. Vincent Smith, Quest’s Chairman of the Board and CEO, and Raymond Lane and Paul Sallaberry, directors of Quest Software, are passive limited partners in one or more of the Insight Funds. As a result of their interests in the Insight Funds, Messrs. Murdock, Smith, Lane and Sallaberry have interests in the Imceda and ScriptLogic transactions. We believe that the financial interests of Messrs. Murdock, Smith, Lane and Sallaberry in these transactions are not material to them.

15. Subsequent Events

In August 2007 we acquired ScriptLogic, a privately held company that provides systems lifecycle management solutions for Windows-based networks, for purchase consideration of approximately $88.8 million. In connection with the acquisition, Quest also offered key members of the management team of ScriptLogic an opportunity to participate in a post-closing incentive bonus plan in an aggregate amount of up to $8.0 million payable over a four-year period (the “Incentive Plan”). A portion of the payments under the Incentive Plan will be based on the satisfaction of financial performance objectives and a portion of the payments will be based solely on continued employment. All bonus payments will be recorded as compensation expense in the periods such bonuses are earned. Of the cash amount paid at closing, $12.0 million was deposited in an escrow account to secure certain indemnification obligations of the selling shareholders. The acquisition will be accounted for as a purchase and the purchase price is expected to be allocated primarily to goodwill and other intangible assets. See Note 14 above.

In November 2006, we completed the sale of our corporate aircraft that was classified as held for sale at June 30, 2006 to a third party for $15.6 million in cash, net of $0.3 million in transaction fees. The sale resulted in a pre-tax gain of $4.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Report, and gives effect to the restatement discussed below and in Note 2 of our Notes to Condensed Consolidated Financial Statements. Certain statements in this Report, including statements regarding our business strategies, operations, financial condition and prospects are forward-looking statements. Use of the words “believe,” “expect,” “anticipate,” “will,” “contemplate,” “would” and similar expressions that contemplate future events may identify forward-looking statements.

Numerous important factors, risks and uncertainties affect our operations and could cause actual results to differ materially from those expressed or implied by these or any other forward-looking statements made by us or on our behalf. Readers are urged to carefully review and consider the various disclosures described under Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006, to be filed with the SEC concurrently with this Quarterly Report, and in other filings with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management’s opinions only as of the date thereof. We do not assume any obligation to revise or update forward-looking statements. Finally, our historic results should not be viewed as indicative of future performance.

Restatement

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarter ended March 31, 2006, the Company’s management determined that incorrect measurement dates were used for financial accounting purposes for certain stock option grants made in prior periods and that other stock option and non-stock option related errors in its historical financial statements require correction, as described in more detail below. As a result, the consolidated financial statements as of December 31, 2005 and for the three and six months ended June 30, 2005 have been restated from the amounts previously reported to correct these errors. The after tax effect to net income of all restatement adjustments amounted to $3.7 million and $6.9 million for the three and six months ended June 30, 2005.

Background and Scope of the Investigation

On May 17, 2006, a financial analyst at Deutsche Bank published a report entitled “Infrastructure SW Update: Analyzing potential for back dated stock options.” The report analyzed the likelihood of various software companies having historically back dated equity awards. Quest Software was identified in this report as one company with characteristics similar to other companies which had previously announced stock option investigations. After reviewing the Deutsche Bank report, our General Counsel and then Chief Financial Officer initiated an internal review of the facts and circumstances of our historical stock option granting practices and related documentation. On May 22, 2006, the Board of Directors was briefed on the existence of the Deutsche Bank report and preliminary results of the internal review.

On May 26, 2006, our Board formed a Special Committee of independent directors to conduct an investigation of our historical stock option granting practices and related accounting. The Special Committee was initially comprised of Kevin M. Klausmeyer and Augustine L. Nieto II, both members of the Audit Committee, with the understanding that Mr. Nieto would serve temporarily until another independent, disinterested member was appointed. On June 8, 2006, H. John Dirks joined our Board and was appointed to the Audit Committee and the Special Committee, replacing Mr. Nieto as a member of the Special Committee. The Special Committee retained outside legal counsel, Duane Morris LLP, and Duane Morris retained forensic accounting consultants, Navigant Consulting, Inc., to assist in the investigation.

The Special Committee’s investigation covered facts, circumstances and timing of stock option grants made by the Company from June 1998 to December 2005. The Special Committee and its advisors reviewed voluminous electronic and hard copy documents, including files of the Company’s current and former employees, officers and directors involved in the administration and approval of, as well as in the accounting for, stock option grants made under the Company’s stock option programs. In addition to the documents reviewed, the Special Committee’s lawyers conducted interviews with more than 20 individuals that had knowledge of our stock option granting practices, including current and former employees, officers and directors.

Historical Stock Option Granting Practices

Prior to January 1, 2006, we accounted for our stock option grants under Accounting Principles Board Opinion No. 25 (“APB No. 25”) and had provided the required disclosures pursuant to the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). On January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”), under the modified prospective method. For the accounting measurement date revisions made, we revised the historical pro forma footnote disclosures in accordance with SFAS 123. Additionally, we restated our consolidated financial statements for the three months ended March 31, 2006 to reflect the impact of revised measurement dates on compensation expense recognized in accordance with SFAS 123 and 123R.

As permitted by the terms of our stock incentive plans, the Board of Directors was vested with the authority to administer and grant stock options under the plans, and the Board of Directors had delegated general authority for stock option plan administration to the Compensation Committee of the Board. Until August 2003, all employee stock option grants were required to be approved by the Board of Directors or the Compensation Committee. Beginning in August 2003 and as permitted by the terms of our stock incentive plans, the Board of Directors delegated authority, subject to specific parameters, to our Chief Executive Officer as a “Secondary Committee” to approve stock option awards to employees other than officers or directors of the Company. Option grants to officers and directors and other grants outside of the parameters discussed below continued to require Compensation Committee approval in order to complete the required granting actions.

From June 1998 through December 2005, the exercise price for all stock option grants was typically set at the closing sale price of our Common Stock on the original stated grant date, as reported by Nasdaq. During this period, we made the following types of grants of stock options to employees, including officers, and members of our Board of Directors:

•	Annual, broad-based grants to large numbers of employees (referred to as annual grants);

•	Grants to newly hired employees and grants to existing employees from time to time (referred to as new hire or merit grants);

•	Options granted or assumed in connection with acquisitions; and

•	Options granted to non-employee members of our Board of Directors according to the automatic grant program of our 1999 Stock Incentive Plan.

For our stock option grants dated from June 1998 through early 2001, we generally sought approval of the entire Board of Directors, including all new hire, merit and annual grants. Prior to September 1999, we did not have a defined process for determining the date on which we made grants, and no regular granting pattern could be established from our review of the facts and circumstances of those granting actions. Accordingly, the Special Committee concluded that required granting actions for stock option grants during the pre-IPO period between June 1998 and June 1999 were not completed with the required specificity and finality until June 9, 1999. On this date, we adopted our 1999 Stock Incentive Plan in contemplation of our IPO, which was completed in August 1999.

Beginning in late 1999, we changed our stock option granting practices by implementing a practice where we typically dated new hire and merit grants to employees on a monthly basis, where the grant date for any given new hire would be based on the month during which the new hire signed an employment offer letter or started employment with the Company. When option grants were granted to existing employees as merit grants, they were approved using the same practice and included in the monthly new-hire grant procedure. Option grants for these grants for a given month were dated as of the trading date during that month on which the closing price for our Common Stock reported by Nasdaq was determined to be the lowest monthly closing price, and the exercise price established for those option grants was the closing sale price of the Common Stock on such date. We made annual or broad-based, company-wide grants in 2000, 2001 and 2002 to executive and non-executive employees as of grant dates determined on the same basis as new hire or merit grants. The Special Committee also determined that approvals for certain option grants made in connection with acquisitions were obtained in connection with new hire or merit grants during this period, and that the period within which new hire and merit grant dates were determined was expanded from monthly to quarterly on a few occasions.

All discretionary employee grants required approval by the Board of Directors or the Compensation Committee to complete the required granting actions. For most grants we did not obtain approval from the Board of Directors or Compensation Committee (most often by means of a form of unanimous written consent that reflected an “as of” approval date), until after the end of the period (the particular month or quarter) within which the original grant date was intended.

Beginning with our April 2001 granting action, we sought Compensation Committee approval for all discretionary stock option grants to employees and other eligible participants, including consultants. We also changed our stock option granting practices by determining grant dates and exercise prices as of the date when the required granting actions were actually completed, beginning with our monthly new hire and merit granting action in February 2002. As a result, our April 2002 monthly new hire and merit grant was the last monthly grant for which the originally stated grant date was determined with hindsight.

In August 2003, the Board of Directors established a Secondary Committee under the terms of our 1999 Stock Incentive Plan and 2001 Stock Incentive Plan, consisting of Vincent C. Smith, our Chairman of the Board and Chief Executive Officer, and delegated authority to the Secondary Committee to approve awards of stock options to employees within specific parameters. The delegation provided authority to grant up to 50,000 options to any employee in connection with his or her hiring into the Company, and up to 20,000 options to existing employees; provided, however, than no authority was delegated with respect to option grants to officers or directors of the Company. Compensation Committee approval continued to be a required granting action for all stock option grants outside of the parameters of the delegated authority. For grants outside the scope of delegated authority, the Compensation Committee approved such grants at a meeting or by unanimous written consent form.

Prior to the restatement discussed below, we used the originally stated grant dates as set forth above as the measurement date for financial accounting purposes. Accordingly, in each case the exercise price was determined to be equal to the closing stock price of our Common Stock as reported by Nasdaq on that date. In the restatement, we revised the accounting measurement dates for many grants and recorded stock-based compensation expense when the revised measurement date resulted in intrinsic value.

Findings of the Investigation and Measurement Date Determinations

The Special Committee performed a detailed review of all stock option grants awarded from August 13, 1999 (the date of the Company’s initial public offering) through June 30, 2003 and all annual grants from July 1, 2003 through December 2005, covering grants to purchase 30,739,235 shares of Common Stock made in 7,287 awards on 39 granting dates. The Special Committee also performed limited testing on a sample of stock option grants made prior to the initial public offering covering grants to purchase 10,632,744 shares of Common Stock made in 762 awards on 38 granting dates. The Special Committee also performed limited testing on a sampling of new hire and merit stock option grants awarded after June 30, 2003 covering grants to purchase 5,082,350 shares of Common Stock representing 61% of all new hire and merit options granted during this period.

We classified option grants subject to the investigation into three time periods: (1) June 1998 through August 1999 (the “Pre-IPO Period”); (2) September 1999 through April 30, 2002; and (3) May 1, 2002 through December 2005. Because annual, broad-based grants were made in a process substantially similar to new hire and merit grants, we did not separately classify option grants by the nature of their granting process. Based on the facts obtained as a result of the Special Committee investigation, we identified grants for which we used an incorrect measurement date for financial accounting purposes, as defined under Generally Accepted Accounting Principles in the United States, or GAAP. To determine the correct accounting measurement dates for these grants we followed the guidance in APB No. 25, which deems the “measurement date” to be the first date on which all of the following are known with finality: (1) the identity of the individual employee who is entitled to receive the option grant; (2) the number of options that the individual employee is entitled to receive; and (3) the option’s exercise price.

The Special Committee performed a grant date by grant date analysis of approximately 38 option grant dates during the Pre-IPO Period, 36 option grants between the IPO and June 30, 2003 and all 3 annual grants from July 1, 2003 through December 2005 for compliance with APB No. 25. Where we determined that we did not complete the required granting actions by the original grant date, we used judgment to determine corrected accounting measurement dates for all awards included within the granting action on each grant date consistent with what the evidence suggested was our practice or process. If the revised measurement date was not the same date we used previously, we made accounting adjustments as required, which resulted in stock-based compensation and related tax effects when an option had intrinsic value on the revised measurement date.

The Special Committee reviewed a variety of documents and information in connection with its investigation including but not limited to the following:

•	minutes of meetings of the Board of Directors and the Compensation Committee;

•	actions by unanimous written consent signed by directors, together with evidence relating to the date such consents were requested and/or signed and returned;

•	information contained in employee personnel files;

•	electronic mail messages and other electronic files retrieved from our computer system and in back up media;

•	information concerning the date or dates on which a stock option was entered into our stock option tracking system, Equity Edge;

•

information concerning the date on which a notice of stock option grants (and accompanying stock option agreement) was signed on behalf of Quest by an executive officer, which we considered to represent the Company’s contractual commitment to complete the particular grant;

•	correspondence, memoranda and other documentation supporting the option grant; and

•

information obtained during interviews conducted by the Special Committee’s legal counsel of numerous individuals, including current and former officers, directors, employees and outside professionals.

A total of 3,382 awards covering grants to purchase 22,553,293 shares of Common Stock required measurement date changes, of which options to purchase 3,604,950 shares of Common Stock were granted to employees who were executive officers of the Company at the time of their respective grant dates. None of our non-employee directors received stock options grants requiring measurement date corrections.

The Special Committee determined that both current and former senior management contributed to the Company’s lack of controls and inappropriate grant practices. Specifically, the Special Committee determined that two former Chief Financial Officers and a former Corporate Controller, failed to perform the responsibilities of their positions and contributed to the Company’s lack of controls and inappropriate grant practices. One former Chief Financial Officer resigned from the Company for unrelated reasons in January 2001. The other Chief Financial Officer resigned from the Company on November 18, 2006, after declining to be interviewed by the Special Committee. The Corporate Controller was reassigned from his accounting management role in October 2006.

The Special Committee made no finding of fraud or intentional misconduct by any current or former employees, officers or directors, and concluded that no further changes in the company’s executive officers will be recommended.

The following table summarizes certain information with respect to option awards requiring accounting measurement date changes:

Time Period	Number of Granting Dates	Number of Awards	Number of Shares
Pre-IPO Period	35	757	10,519,744
Initial Public Offering through April 30, 2002	21	2,567	11,255,299
After April 30, 2002	11	58	778,250

Total	67	3,382	22,553,293

A summary of incremental pre-tax stock-based compensation expense related to options awarded in each time period covering the period from June 1998 through December 31, 2005 (“restatement period”) resulting from a change in the accounting measurement date (in thousands), is as follows:

Time Period	Pre-Tax Stock-based Compensation Expense, Net of Forfeitures
Pre-IPO Period	$23,288
Initial Public Offering through April 30, 2002	113,306
After April 30, 2002	319

Cumulative effect for options vested through December 31, 2005	$136,913

Pre-IPO Period Grants

During the course of the investigation, information and documentation relating to stock option grants made prior to the Company’s initial public offering was evaluated. The Special Committee determined that accounting measurement dates for most of the stock option grants during the period from June 23, 1998 through August 11, 1999 were incorrectly determined. These instances involved an aggregate of 757 stock option grants awarded to employees covering 10,519,744 shares of Common Stock. Specifically, the Special Committee discovered evidence that required details of 588 awards covering 9,373,344 shares covered by all grants between June 1998 and June 9, 1999 did not have the required level of finality or were not supported by sufficient documentation until June 9, 1999, the date on which the Company’s 1999 Stock Incentive Plan was adopted by the Company and approved by its shareholders.

For the stock option grants awarded between June 10, 1999 through August 11, 1999, the Company was unable to locate evidence of completion of required granting actions (specifically, approval of the stock option grants by the Company’s Board of Directors or Compensation Committee). These instances involved an aggregate of 169 stock option grants to employees to purchase an aggregate of 1,146,400 shares of the Company’s Common Stock. None of these stock options were granted to executive officers or senior officers who participated in the stock option granting processes associated with these grants. The Company has been honoring these stock options awards and settling them with stock and intends to continue doing so. Measurement date determinations for these option grants were made on the basis of all available relevant information and reflect the Company’s reasonable conclusion as to the most likely option granting actions that occurred and related facts and circumstances. Specifically, we used evidence of the dates on which the Notices of Grant were executed on behalf of the Company as the best evidence of the granting actions actually completed, and used those dates as the revised measurement dates for financial reporting purposes.

Corrections to the measurement dates for option grants during the Pre-IPO Period resulted in the recording of additional pre-tax stock-based compensation of $23.3 million.

Post IPO Grants - September 1999 through April 2002

In the fourth quarter of 1999, the Company initiated a practice of processing option grants to newly-hired employees and merit or promotion grants to existing employees on a monthly basis, starting with the grants dated September 1999, and to determine a single grant date for stock options granted within each of those particular months. The Special Committee found evidence demonstrating that stock option grants made in any given month were routinely made as of the trading date associated with the lowest closing sale price reported by Nasdaq for our Common Stock from September 1999 through April 2002, with only a few grants during such period made on other dates. The Special Committee also found evidence that the option grant dating practice expanded to quarterly, rather than monthly, grant date determinations.

For stock option grants during this time period, the Special Committee determined that:

•

administrative approvals for required granting actions were generally documented by unanimous written consents of the Board or the Compensation Committee, and were dated “as of” the date corresponding to the trading date in a given month or quarter on which the Company’s last sale price was determined to be the lowest in that period;

•

all of such unanimous written consents were prepared after the selected grant dates and were executed by members of the Board or Compensation Committee at a later time, in some cases as much as up to three months after the selected grant date; and

•

in certain cases, the lists reflecting stock option grants processed by the Company’s stock plan administrator were different than the lists provided to and approved by either the Board or Compensation Committee, as the case may be.

For each of the 21 discretionary grants affected by the Special Committee’s findings during this period, the Special Committee determined an accounting measurement date based on information and documentation evidencing the date as of which the related action by unanimous written consent (“UWC”) had been signed by all of the directors or, in the case of Compensation Committee action, members of the Compensation Committee. However, in many cases, the Company was unable to locate definitive and complete documentation evidencing the date on which the last required approval of a UWC was signed by certain directors and received by the Company. For these stock option grants, the Company’s measurement date determinations were made on the basis of all available relevant information and reflect the Company’s reasonable conclusion as to the most likely option granting actions that occurred based on related facts and circumstances. For grants where there was insufficient evidence to determine when all required written consents were actually obtained, but there was evidence of the dates of receipt of individual written consents (such as contemporaneous electronic messages to or from individuals involved in the granting activities or facsimile header dates on signed unanimous written consent forms), we used this information as evidence of when the Compensation Committee approval was obtained, and used that date as the revised measurement date for financial reporting purposes. In other cases where we could not locate evidence of the date or dates on which required granting approvals were obtained, we used evidence of the dates on which the Notices of Grant were executed on behalf of the Company as the best evidence of the granting actions actually completed, and used those dates as the revised measurement dates for financial reporting purposes. We believe that these grants were communicated to employees in a timely manner. In some cases, we awarded option grants that were different in amount than that approved by the required granting actions or to employees whose awards were not included in lists approved by the Board of Directors or Compensation Committee. In each of these circumstances, we evaluated the existing information related to each individual grant and we established a new measurement date when we determined that the terms of the award were fixed with finality, which was generally the date on which the related Notice of Grant was signed on behalf of the Company.

Section 16 Insiders received stock options covering an aggregate of 2,904,950 shares of Common Stock in these grant events, which collectively resulted in $24.0 million of additional compensation expense over the restatement period. See the discussion under the heading “Remedial Actions” below with respect to actions taken by the Company with respect to option awards to Section 16 Insiders. Employees other than Section 16 Insiders received options to purchase an aggregate of 8,350,349 shares in these grant events. Corrections to the measurement dates for all of the misdated grants during the period from September 1999 through April 2002 resulted in the recording of additional stock-based compensation expense of $113.3 million.

Post IPO Grants - May 1, 2002 through December 2005

The Special Committee performed a detailed review of all stock option grants awarded between May 1, 2002 and June 30, 2003 and all annual grants awarded between May 1, 2002 and December 2005. Measurement date exceptions were noted for 45 grants covering options to purchase 294,750 shares, for which an additional stock-based compensation expense of approximately $278,000 has been recorded in the restated financial statements included in this Report. Based on the significant improvements in the Company’s stock option granting practices during this period, including delegations of authority to the Secondary Committee and evidence of grant date determinations based on completion of required granting actions, the Special Committee determined to conduct limited sampling and testing of new hire and merit stock option grants awarded after June 30, 2003. The Special Committee sampled 88 new hire and merit grants, covering 5,082,350 shares of Common Stock (61% of all shares covered by new hire and merit option grants). The remaining new hire and merit stock option grants occurring during the period from July 1, 2003 through December 31, 2005 were not individually reviewed and did not appear to have any unusual pricing or other characteristics indicating a need for full individual review. Sampling and other analysis indicated that these remaining grants consisted of new hire and merit grants to non-officer employees. Various tests were performed to determine whether these remaining grants had any unique pricing or other characteristics. None were identified, although measurement dates exceptions were noted for 13 grants covering options to purchase 483,500 shares, for which an additional stock-based compensation expense of approximately $41,000 has been recorded in the restated financial statements included in this Report. Given the immaterial number of shares and limited income statement impact, along with the absence of unique pricing or other characteristics, additional review procedures were not deemed necessary for these remaining grants occurring after June 30, 2003 and were therefore not applied.

Other Stock Option Related Adjustments

In addition to adjustments to our reported stock-based compensation expenses resulting from corrections to accounting measurement dates, the restatement also reflects stock-option related adjustments arising from a variety of other issues discovered during our investigation:

•

We recorded compensation expense as a result of modifications to stock options made or deemed to have been made to certain employees in connection with their termination of employment or extended leaves of absence. Typically such modifications related to, or resulted in, extensions of the time periods following cessation of service within which these employees could exercise vested stock options. We have recorded incremental pre-tax stock-based compensation expense associated with such modifications in the aggregate amount of $2.0 million.

•

We identified certain stock option grants awarded to non-executive employees which were repriced or otherwise modified in circumstances which required variable accounting treatment. We also identified an option grant awarded to a non-employee consultant deemed to have been granted in exchange for services. We have recorded incremental pre-tax stock-based compensation expense associated with these stock option awards in the aggregate amount of $4.3 million.

•

We determined that our accounting treatment for a restricted stock issuance in 2000 was incorrect. We issued 339,200 shares of common stock to an employee in connection with his initial employment with the Company as Vice President, Marketing, and accepted this employee’s secured promissory note in the principal amount of $15.8 million as payment of the purchase price for the shares. In June 2002, we determined that we should have treated the promissory note as a non-recourse obligation and, accordingly, treated the transaction as a stock option for financial reporting purposes. We also determined that we should not have accrued approximately $1.4 million of interest income on the promissory note that we accrued from 2000 through March 31, 2002 but deemed the error to be immaterial to our results of operations. We have recorded an adjustment to our beginning retained earnings balance as of January 1, 2005 to reverse the interest income previously recorded on this promissory note.

•

We incorrectly calculated the intrinsic value of unvested stock options assumed by the Company in connection with certain acquisition transactions. As a result, we have reduced the stock-based compensation expense resulting from the amounts of unearned compensation recorded in connection with those acquisitions in the aggregate amount of $2.3 million.

•

We determined that volatility assumptions used previously to estimate the fair value of our stock option grants required correction. As a result, we revised our fair value estimates based on corrected volatility assumptions for the period beginning January 1, 2001 and ending December 31, 2005.

All but $0.7 million of the foregoing adjustments were recorded in periods preceding 2005. As a result, most of the impact of these adjustments is reflected in the adjustment of our opening accumulated deficit balance at January 1, 2005 in the condensed consolidated financial statements included in this Report.

We may also incur additional expenses as a result of certain federal and state income tax consequences of the findings of our stock option investigation. We have determined that many of our outstanding stock option awards are deemed to have been granted at an exercise price below the market value of our stock on the actual accounting measurement date. The primary adverse tax consequences are: (1) that the re-measured options vesting after December 31, 2004 are potentially subject to option holder excise tax under Section 409A of the Internal Revenue Code (and, as applicable, similar excise taxes under state law); and (2) certain incentive stock options previously granted, could be deemed granted at below market value producing incremental payroll tax liabilities. We have recorded approximately $0.6 million of expenses in the year ended December 31, 2006 relating to the anticipated settlement by the Company of federal and applicable state income taxes on behalf of the Company’s employees for tainted options that were exercised during 2006. Employees of the Company who continue to hold tainted options that vested after December 31, 2004 or are still unvested may be subject to additional taxes, penalties and interest under Section 409A if no action is taken to cure the options from exposure under Section 409A before December 31, 2008. The Company has yet to determine whether it will either implement a plan to assist the affected employees for the amount of this tax, adjust the terms of the original option grant, or adjust the terms of the original option grant and pay the affected employees an amount to compensate such employees for this lost benefit with respect to the unexercised options that vested after December 31, 2004.

Remedial Actions

The following remedial steps were directed or recommended by the Special Committee in December 2006:

•

For stock options which required measurement date changes granted to officers of the Company (“Section 16 Insiders”) who, at the time of grant, were required to file the reports required pursuant to Section 16 of the Securities Exchange Act of 1934 (“Executive Options”), the Special Committee required amendments to those Executive Options to increase the exercise price of any such stock options which remain outstanding to the market value of our Common Stock as reported by Nasdaq on the revised accounting measurement date. The Executive Options held by our Section 16 Insiders were amended as set forth in the table below, without the payment of any consideration by the Company:

Officer	Original Grant Date	Options Outstanding	Original Exercise Price	Amended Exercise Price
Vincent C. Smith	April 4, 2001	300,000	$14.81	$26.51
Vincent C. Smith	October 1, 2001	485,000	$10.74	$24.40
Douglas F. Garn	April 14, 2000	80,000	$26.50	$55.25
Douglas F. Garn	April 4, 2001	300,000	$14.81	$26.51
Douglas F. Garn	October 1, 2001	72,900	$10.74	$24.40
M. Brinkley Morse	April 4, 2001	100,000	$14.81	$26.51
M. Brinkley Morse	October 1, 2001	300,000	$10.74	$24.40
Kevin E. Brooks	October 1, 2001	5,000	$10.74	$24.40
Anthony Foley	April 29, 2002	34,000	$11.91	$12.96

The increase to the exercise prices of such options held by Messrs. Smith, Garn, Morse, and Brooks also had the effect of eliminating potential tax consequences to them under Section 409A of the Internal Revenue Code and comparable provisions of applicable state tax law.

•

The Special Committee also directed the Company to request repayment from Section 16 Insiders of an amount representing the estimated after-tax gain realized by such Section 16 Insiders from exercises of Executive Options, except for Anthony Foley, and Eyal Aronoff (whose payment is subject to a cap of $200,000). As of the date of this report, the Company has received repayments totaling $157,831. Mr. Smith and Mr. Morse have never exercised any stock options granted to them by the Company and had no such gain to repay.

Officer	Gain To Repay
Eyal Aronoff	$200,000
Douglas F. Garn	$64,000
David M. Doyle	$59,056
Kevin E. Brooks	$34,775

•

The Special Committee also determined to adopt a variety of process and corporate governance changes, including changes adopted in connection with the proposed settlement of the Company’s shareholder derivative litigation. The proposed corporate governance measures include, among other things, implementing certain policies, procedures and guidelines for stock option grants, adopting additional standards of director independence, adopting the “majority vote” standard for uncontested elections of directors, incorporating term limits for independent directors (16 years) and for audit committee members (10 consecutive years), and incorporating additional policies, procedures and guidelines. In addition, the Board approved certain amendments to the Company’s 1999 Stock Incentive Plan and 2001 Stock Incentive Plan. The stock option plan amendments include a new requirement that the exercise price for all nonqualified stock options (ie., stock options which do not qualify for “incentive stock option” treatment under applicable provisions of the Internal Revenue Code of 1986, as amended) must be not less than the market value of Quest’s common stock on the grant date. Prior to this change, the exercise price for nonqualified stock options was required by the plans to be established by the applicable Plan Administrator. The Company’s Board of Directors also approved related updates to the written charters of the Board’s Audit Committee, Compensation Committee and Nominating & Corporate Governance Committee, and a related update to the Company’s Corporate Governance Guidelines.

Non-Stock Option Related Adjustments

The Company has determined that additional errors in its historical financials statements require correction in this restatement. Many of these errors were identified by the Company or its auditors in connection with the restatement related procedures. Other adjustments include items identified in prior periods, but deemed them not to be material to the Company’s results of operations, and are included in this restatement. A summary of the impact of these adjustments to pre-tax income for the three and six months ended June 30, 2005 (in thousands), is as follows:

(Increase) Decrease in Pre-Tax Income
Category	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Revenue Adjustments
Financial system programming error	$(111)	$(125)
Incorrect interpretation of complex orders	870	755
Inconsistent application of company policies	184	237
Other	269	390

Total Revenue Adjustments	1,212	1,257

Expense Adjustments
Incorrect application of SFAS No. 144	293	268
Incorrect interpretation of complex orders	—	11
Incorrect application of company policies	—	12
Other	23	235

Total Expense Adjustments	316	526

Other Income (Expense), Net Adjustments
Incorrect application of SFAS No. 52	260	(248)
Other	(13)	29

Total Other Income (Expense), Net Adjustments	247	(219)

Total All Adjustments	$1,775	$1,564

Revenue Adjustments

Based upon a review of more than 100,000 software license and services transactions over the restatement period, the Company identified several instances where previously reported revenues were required to be corrected and recognized across various and appropriate reporting periods. There were several categories of revenue adjustments, but most were attributable to the following three categories of errors:

First, a programming error made at the time of our financial system’s initial implementation in 2000, resulted in a systematic miscalculation of the timing of revenue recognition across certain of the Company’s orders that contained a post-contract technical support services (referred to as PCS) line item. The error was identified and corrected in 2005 however we failed to evaluate the impact of the programming error and its effect on previously reported revenues. This error caused a shift in the timing of revenue recognition for all affected orders across numerous quarters and years, resulting in periodic quarterly over- and understatements of revenue.

Second, incorrect interpretations with respect to the timing of revenue recognition for certain complex orders resulted in an overstatement of license and/or PCS revenue either early in the contract or around the time of initial customer purchase and an understatement of the corresponding revenue either later in the contract or over a ratable period designated in the contract.

Third, inconsistent application of the Company’s revenue recognition policies in geographies outside North America resulted in an overstatement of license and PCS revenue at and around the time of initial customer purchase and an understatement of the corresponding revenue at the time of cash collection.

Operating Expenses and Other Income (Expense), Net Adjustments

The Company also identified several instances where previously reported operating expenses or other income (expense), net items were required to be corrected and recognized across various reporting periods.

The first item related to an incorrect application of SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” where we performed our impairment analysis of acquired technology at the acquisition level as opposed to a product-by-product level approach, which resulted in an understatement of intangibles amortization expense related to acquired assets in the period that the impairment occurred and a corresponding overstatement of the related expense over that asset’s remaining estimated useful life.

The second item related to the incorrect revaluation of monetary assets and liabilities in foreign subsidiaries as required by SFAS No. 52, “Foreign Currency Translation,” which resulted in the periodic misstatement (both over and under) of the other income (expense), net line item on the income statement with the corresponding offsetting impact to monetary asset and liability accounts on the balance sheet (primarily cash and accounts receivable).

In addition to the revenue, operating expenses and other income (expense), net items covered specifically above, there were several additional adjustments also included in these restatement items that were grouped into the “other” categories given their minimal individual impact. Many of these adjustments include certain errors that were not previously recorded because in each case, and in the aggregate, the underlying errors were not considered by management to be material to our consolidated financial statements.

All the items identified above generally affect the timing pattern of revenue, expense and income recognition. As such, they do not generally change the cumulative revenues, expenses, pre-tax operating income, liquidity or cash flow of the Company.

Impact of Errors on Previously Issued Condensed Consolidated Financial Statements

As a result of the findings of the Special Committee’s investigation with respect to employee stock options and the other adjustments described in this Report, our condensed consolidated financial statements for the three and six months ended June 30, 2005 have been restated. We recorded additional stock-based compensation expense and other accounting adjustments, and related tax adjustments, affecting our previously-reported financial statements for 1999 through 2004, the effects of which are summarized below in cumulative adjustments on our January 1, 2005 opening accumulated deficit.

The financial information presented in this Report has been adjusted to reflect the incremental impact resulting from the restatement adjustments on our results of operations for interim periods, as follows (in thousands):

Summary of Impact of Restatement Adjustments

	(Increase) Decrease in Pre-Tax Income			Tax Effect of Adjustments
Quarter Ended	Stock Option Related Adjustments (1)	Other Adjustments (2)	Total Adjustments, Pre-Tax	Option Related Payroll Tax Adjustments (3)	Income Tax Effect of All Adjustments	Total Adjustments, Net of Tax
Cumulative effect on January 1, 2005 opening accumulated deficit	$132,414	$4,025	$136,439	$2,794	$(51,654)	$87,579	(4)
March 31, 2005	3,345	(211)	3,134	47	63	3,244
June 30, 2005	2,724	1,775	4,499	(1,012)	171	3,658
September 30, 2005	1,875	1,433	3,308	35	(1,707)	1,636
December 31, 2005	1,925	1,242	3,167	41	(2,109)	1,099

Cumulative effect through December 31, 2005	$142,283	$8,264	$150,547	$1,905	$(55,236)	$97,216

(1)	Comprised of $136.9 million of stock-based compensation expense adjustments arising from measurement date corrections and $5.4 million of other stock option related adjustments.

(2)	Other non-stock option related adjustments to revenue, operating expenses, and other income (expense), net.

(3)	Relates to potential payroll tax liabilities for incentive stock options deemed to be granted at below market value and is included with the appropriate compensation expense.

(4)	The cumulative effect does not include the cumulative impact of the retrospective adoption of a change in accounting for planned major maintenance activities on our corporate aircraft. See Note 1 of our Notes to Condensed Consolidated Financial Statements.

Overview

Our Company and Business Model

Quest Software, Inc. delivers innovative products that help IT organizations get more performance from their computing environment. Our product areas are Application Management, Database Management and Windows Management. The focus of our products is based upon generating higher levels of performance, manageability and productivity throughout our customers’ IT infrastructure and with products and services that enable them to manage the investments they have made within their IT environment.

We derive revenues from three primary sources: (1) software licenses, (2) post-contract technical support services (referred to as PCS) and (3) professional consulting and training services (referred to as PSO). Our software licensing model is primarily based on perpetual license fees, and our license fees are typically calculated either on a per-server basis or a per-seat basis.

PCS contracts entitle a customer to telephone or internet support and unspecified maintenance releases, updates and enhancements. First-year PCS contracts are typically sold with the related perpetual software license and renewed on an annual basis thereafter at the customer’s option. Annual PCS renewal fees are priced as a percentage of the net initial customer purchase price (which includes both the fee for a perpetual license and first year PCS). Revenue is allocated to first year PCS based on vendor-specific objective evidence (“VSOE”) of fair value and amortized over the term of the maintenance contract, typically 12 months although at times we sell PCS with terms of greater than 12 months.

Over the last few years revenues generated by our PCS offerings have become a larger contributor to the total revenue base of the company. As our PCS customer base grows, the PCS renewal rate has a larger influence on the PCS revenue growth rate and the amount of new software license revenues has a diminishing effect. Therefore, the growth rate of total revenues does not necessarily correlate directly to the growth rate of new software license revenues in a given period. The primary determinant of changes in our PCS revenue profile is the rate at which our customers renew their annual maintenance and support agreements. If our PCS renewal rates were to decline materially, our PCS revenues and total revenues would likely decline materially as well. Although we do not currently expect our PCS renewal rates to deteriorate, there can be no assurance they will not.

We also provide PSO services which relate to installation of our products and do not include significant customization to or development of the underlying software code. Revenue is allocated to PSO services based on VSOE of fair value and recognized as the services are performed. Such revenues represent 13.6% and 13.8% of total service revenues for the three and six months ended June 30, 2006, respectively, and 14.5% and 13.3% of total services revenues for the three and six months ended June 30, 2005, respectively.

Our primary expenses are our personnel costs, which include compensation, benefits and payroll related taxes, which are a function of our world-wide headcount. We estimate that these personnel related costs represented approximately 66% of total expenses in the three and six months ended June 30, 2006. Our full-time employee headcount at the end of the second quarter in 2006 was approximately 2,950 compared to approximately 2,470 at the end of the second quarter in 2005. Total stock-based compensation expense and related payroll taxes increased from $2.1 million and $6.2 million in the three and six months ended June 30, 2005, respectively, to $5.3 million and $14.0 million in the three and six months ended June 30, 2006, respectively, representing a 159% and 126% year-over-year increase for the three and six month periods, respectively, primarily because of our adoption of Statement of Financial Accounting Standards No. 123(R) (“123R”), Share-Based Payment.

We invest heavily in research and development in order to design, develop and enhance a wide variety of products and technologies. We have also maintained an approach of using acquisitions as a strategy to obtain incremental products and technology that will be attractive to our customers. In addition, we are primarily a direct-sales driven organization that expends significant selling costs in order to secure new customer license sales and the follow-on PCS revenue stream that can continue forward beyond the initial license sale.

Our foreign currency gains or losses are predominantly attributable to translation gains or losses on our net balances of monetary assets and liabilities in our foreign subsidiaries, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar. The foreign currency translation adjustments to these balance sheet items are calculated by comparing the currency spot rates at the end of a quarter to the spot rates at the end of the previous quarter. On this basis, we recorded, in other income (expense), net, a net gain of $1.7 million and $3.0 million for the three and six months ended June 30, 2006, respectively, and a net loss of $1.8 million and $4.2 million in the same periods of 2005, representing a year-over-year change of 198% and 171% for the three and six month periods, respectively. While currency fluctuations between 2005 and 2006 significantly impacted our other income (expense), net, foreign currency exchange rates did not materially affect our income from operations in the three and six months ended June 30, 2006.

Critical Accounting Policies and Estimates

Our consolidated financial statements are based on the selection and application of generally accepted accounting principles, which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates and any such differences may be material to our financial statements. We believe that the policies set forth below may involve a higher degree of judgment and complexity in their application than our other accounting policies and represent the critical accounting policies and estimates used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. Historically, our assumptions, judgments and estimates relative to our critical accounting policies and estimates have not differed materially from actual results. Our significant accounting policies are presented in our Annual Report on Form 10-K for the year ended December 31, 2006, to be filed with the SEC concurrently with this Quarterly Report. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the related disclosures.

Revenue Recognition

Our revenue recognition policy is one of our critical accounting policies because revenue is a key component of our results of operations and is based on complex rules that require us to make significant judgments and estimates. In applying our revenue recognition policy we must determine which portions of our revenue are recognized currently (generally perpetual software licenses) and which portions must be deferred (generally PCS and PSO). In addition, we analyze various factors including our pricing policies, the credit-worthiness of our customers, accounts receivable aging data and contractual terms and conditions in helping us make judgments about revenue recognition. Changes in judgments on any of these factors could materially impact the timing and amount of revenue and costs recognized.

We recognize revenue pursuant to the requirements of Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), issued by the American Institute of Certified Public Accountants (“AICPA”), as amended by SOP 98-9, Modification of SOP 97-2, “Software Revenue Recognition, With Respect to Certain Transactions” and the related Technical Practice Aids of the AICPA. In accordance with SOP 97-2, we recognize revenue when all of the following criteria are met: (1) there is persuasive evidence of an arrangement; (2) we deliver the products; (3) fees are fixed or determinable and license agreement terms are free of contingencies or uncertainties that may alter the agreement such that they may not be complete and final; and (4) collection is probable.

We initially capture value for our products by selling a perpetual software license to end customers. The fee for the first year of PCS is included in, or bundled with, the perpetual software license at the time of initial sale. As such, the combination at initial sale of a perpetual software license and one year of PCS represents a “multiple-element” arrangement for revenue recognition purposes.

When all four of our revenue recognition criteria are met the multiple-element aspect of our arrangements means the only revenue recognized upfront, at the time of initial sale, is the residual revenue allocated to the perpetual software license. The revenue associated with the fair value of the undelivered PCS and/or PSO included in the initial sale is deferred and is subsequently recorded to revenue ratably over the support term and as such services are performed, respectively. The fair value of the undelivered elements is determined based on VSOE of fair value.

Revenue for our standalone sale of annual PCS renewals in years two, three and beyond is recognized ratably over the support term. Sales of PCS for multiple annual periods are treated similarly.

Revenue from our PSO is generally recognized as professional services are performed in accordance with the underlying service contracts.

Our PCS VSOE of fair value is determined by reference to the prices our end customers pay for this support when it is sold separately; that is, when we enter into an arms length, annual renewal transaction with end customers where the only offering sold is PCS. These standalone PCS renewal transactions are typically for one year in duration and are priced as a targeted percentage of the initial, discounted purchase price which includes both the upfront license fee and the first year of PCS. We bill these PCS renewal transactions in advance of the services provided. We also offer end customers the right to purchase PCS for multiple annual periods at discounted prices beyond the first year as they will be paying cash upfront, well in advance of the multi-year services performed.

Our PSO VSOE of fair value is determined by reference to our established pricing and discounting practices for these services when sold separately. Our PSO are typically sold as time-and-materials based contracts that range from five to fifteen days in duration. We sell PSO both standalone and as part of multiple-element arrangements.

Our VSOE of fair value is impacted by estimates and judgments that, if significantly different, could materially impact the timing and amount of revenue recognized in current and future periods. These estimates and judgments include, among other items:

•	the ability to identify and validate VSOE of fair value for undelivered elements via the use of sampling techniques,

•	the impact on sampling results of customer negotiating pressure on renewal rates,

•	the impact on sampling results of PCS renewals on deals originally sold via indirect channels,

•	the fair value of that undelivered element for sampled transactions, and

•	where a customer’s PCS renewal is in its product life cycle when numerous year’s renewal efforts have been combined into one transaction (a co-term).

Historically, we have been able to establish VSOE of fair value for PCS and PSO but we may modify our pricing and discounting practices in the future. This could result in changes to our VSOE of fair value for these undelivered elements. If this were to occur, our future revenue recognition for multiple-element arrangements would differ significantly from our historical results. If we were unable to support at all through VSOE the fair value of our PCS or PSO, the entire amount of revenue from our initial, upfront sale of both a perpetual software license bundled with one year of PCS and any PSO would be deferred and recognized ratably over the life of the contract.

If we cannot objectively determine the fair value of any undelivered element (hardware, software, specific upgrade rights, etc.) in a bundled software and services arrangement, we defer revenue until all elements are delivered and services are performed, or until fair value can be objectively determined for any remaining undelivered elements.

In addition to perpetual software licenses, we sell a small amount of time-based software licenses (or term licenses) each year wherein customers pay a single fee for the right to use the software and receive PCS for a defined period of time. Approximately 2% of license revenue for the three and six months ended June 30, 2006 was generated by these time-based software licenses. All license and support revenues on these term licenses are deferred and recognized ratably over the license term.

We license our products primarily through our direct sales force, our telesales force and, increasingly, indirect channels including value added resellers and distributors. For our direct sales, we utilize written contracts as the means to establish the terms and conditions upon which our products and services are sold to our end customers. For our indirect sales, we accept orders from our resellers and distributors when we are informed that they have existing orders from an end customer. We utilize written contracts coupled with purchase orders as the means to establish the terms and conditions of these indirect sales transactions.

Indirect sales through resellers, which are a growing proportion of our transaction volume, are generally handled via processes and policies that are similar to an end customer sale. Our practice until January 1, 2007 was to defer revenue recognition on indirect sales transactions of significant size until receipt of payment (assuming all other revenue recognition criteria had been satisfied) as collectability was not reasonably assured. Because of a change in circumstances involving improved cash collection histories with certain resellers we modified our revenue recognition practices to recognize revenue upon delivery of the software when all other revenue recognition criteria are satisfied. The modified practice, which now allows for the earlier recognition on most of our reseller transactions, has been implemented effective January 1, 2007.

Substantially all of our software license arrangements do not include acceptance provisions. Since such acceptance provisions are not contained in our software license arrangements as standard provisions and the incidence of returns in accordance with such acceptance provisions cannot be reasonably estimated, if a contract does include such a provision we recognize revenue upon the earlier of receipt of written customer acceptance or expiration of the acceptance period.

We evaluate arrangements with governmental entities containing “fiscal funding” or “termination for convenience” provisions, when such provisions are required by law, to determine the probability of possible cancellation. We consider multiple factors, including the history with the customer in similar transactions, and the planning, budgeting and approval processes undertaken by the governmental entity. If we determine upon execution of these arrangements that cancellation is not likely, we then recognize revenue once all of the criteria described above have been met. If such a determination cannot be made, revenue is recognized upon the earlier of cash receipt or approval of the applicable funding provision by the governmental entity.

We assess whether fees are fixed or determinable at the time of sale and recognize revenue if all other requirements have been met. Our standard payment terms are 30 days but may vary based on the country in which the agreement is executed. We generally deem payments that are due within 6 months to be fixed and determinable based on collections history and thereby satisfy the required revenue recognition criteria.

For additional information regarding our revenue recognition accounting policies see Note 1, Description of Business and Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2006, to be filed with the SEC concurrently with this Quarterly Report.

Asset Valuation

Asset valuation includes assessing the recorded value of certain assets, including accounts receivable, goodwill and other intangible assets. We use a variety of factors to assess valuation, depending upon the asset.

•

Accounts receivable – We maintain an allowance for sales returns and cancellations as well as an allowance for bad debt. Regarding our allowance for sales returns and cancellations, our standard form license and PCS and/or service agreements do not typically or expressly provide for product returns or cancellations as a matter of right unless we have breached the product warranty and are unable to cure the breach. Our product warranties are typical industry warranties that a product will perform in accordance with established written specifications. However, we maintain the sales returns and cancellations allowance to cover the circumstances where the company accepts returns or cancellations on a discretionary basis even though not contractually obligated to do so. This allowance also covers estimated losses for our customer’s unwillingness to make required payments. The allowance for bad debt is for estimated losses resulting from our customer’s inability to make required payments related to enforceable contracts. To support both these allowances, we are required to make significant estimates of future software license returns, of cancellations for both PCS and of PSO, and of write-offs of customer accounts as bad debts – all related to current period revenues. The amount of our reserves is based on these estimates, the contractual terms and conditions of our contracts, our accounts receivable aging and our historical collection experience with a customer base. If significant product performance issues were to arise resulting in our accepting sales returns, additional allowances may be required which would result in a reduction of revenue in the period such determination was made. While such return, cancellation and bad debt write-off amounts have historically been within our planned expectations and the allowances established we cannot guarantee that our sales returns and allowances will be adequate to cover future performance issues of our customer base and allowances may be required which would result in additional general and administrative expense in the period such determination was made.

•

Goodwill – We test goodwill for impairment at the reporting unit level on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. We performed our annual impairment review in the fourth quarter of 2005 and determined that the carrying value of each reporting unit was less than the estimated fair value of the reporting units. In calculating the fair value of the reporting units (licenses and services), the Market Approach and Income Approach were the methodologies deemed the most reliable and were the primary methods used for our impairment analysis. We will continue to perform annual impairment reviews during the fourth quarter of each year or earlier if indicators of potential impairment exist. Future impairment reviews could result in significant charges against earnings to write down the value of goodwill.

•

Amortizing Intangible assets – These assets are recorded at their estimated fair value and include technology, customer lists, maintenance contracts, trademarks and non-compete agreements acquired and are amortized using the straight-line method over estimated useful lives ranging from two to seven years.

We make estimates of fair value based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from license sales, maintenance agreements, consulting contracts, customer contracts and acquired developed technologies and patents; expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed; the acquired company’s brand and market position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; acquired company key personnel’s willingness and ability to compete; and discount rates. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

The net carrying amount of amortizing intangible assets was considered recoverable at June 30, 2006. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, these intangible assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. We periodically review the carrying value of these assets to determine whether or not impairment to such value has occurred. In the event that in the future it is determined that the other intangible assets value has been impaired, an adjustment will be made in that corresponding period resulting in a charge against earnings for the write-down.

•

Investments in Non-Consolidated Companies – All of our investments in non-consolidated companies are currently accounted for under the cost method, as we do not have the ability to exercise significant influence over these companies’ operations. Significant influence is generally deemed to exist when we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, voting rights and the impact of commercial arrangements, are also typically considered in determining the appropriate accounting treatment. We periodically monitor our investments for impairment and will record reductions in carrying values if and when necessary. The evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure regulations as U.S. public companies and, as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. As part of this evaluation process, our review includes but is not limited to a review of each company’s cash position, recent financing activities, financing needs, earnings and revenue outlook, operational performance, management or ownership changes, and impacts from competitive pressures. If we determine that the carrying value of our investment in a company is at an amount below fair value, an adjustment will be made in that corresponding period resulting in a charge against earnings for the write-down.

Accounting for Income Taxes

As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires a significant amount of judgment, estimation and uncertainty and our estimate of income taxes can be highly sensitive to shifts between such tax jurisdictions. Additionally, our U.S. and foreign tax returns are subject to routine compliance reviews by the various tax authorities. Although we believe we have appropriate support for the positions taken on our tax returns, our income tax expense includes amounts intended to satisfy income tax assessments that could result from the examination of our tax returns. Determining the income tax expense for such contingencies requires a significant amount of judgment and estimation. We evaluate such tax contingencies in accordance with the requirements of SFAS No. 5, Accounting for Contingencies, and have accrued for income tax contingencies that meet both the probable and estimable criteria of SFAS No. 5. These estimates are updated over time as more definitive information becomes available from taxing authorities, completion of tax audits, expiration of statutes of limitation, or upon occurrence of other events. The amounts ultimately paid upon resolution of such contingencies could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our consolidated results of operations. The tax contingency accrual is recorded as a component of our net income taxes payable/receivable balance.

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

Accounting for Stock-Based Compensation

Prior to January 1, 2006, we accounted for stock option grants in accordance with APB No. 25 and related Interpretations, as permitted by SFAS 123. Accordingly, we recognized compensation expense for stock option grants where the exercise price was lower than the fair market value of our common stock on the originally intended grant date. In accordance with SFAS 123 and SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, we provided pro forma net income or loss and net income or loss per share disclosures for each period prior to the adoption of SFAS 123R, as if we had applied the fair value-based method in measuring compensation expense for our stock-based compensation plans.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R utilizing the modified prospective transition method. As required by SFAS 123R, we estimate forfeitures of employee stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined based on historical experience. Estimated forfeitures are adjusted to actual forfeiture experience as needed. Under the modified prospective approach, compensation expense recognized during the three and six months ended June 30, 2006 includes: (a) compensation expense for all stock-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the recognition provisions of SFAS 123R. In accordance with the modified prospective transition method, our condensed consolidated financial statements for the three and six months ended June 30, 2005 have not been restated to reflect, and do not include, the impact of SFAS 123R.

SFAS 123R requires us to calculate the pool of excess tax benefits (the “APIC Pool”), available as of January 1, 2006, to absorb tax deficiencies recognized in subsequent periods, assuming we had applied the provisions of the standard in prior periods. We applied the provisions of SFAS 123R in calculating the APIC Pool, which was calculated using the long-haul method.

We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note 3 of our Notes to Condensed Consolidated Financial Statements. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term, expected volatility, risk-free interest rate and dividend yield. We may use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our net income or loss and net income or loss per share.

See also section entitled “Restatement” above and Note 2 of our Notes to Condensed Consolidated Financial Statements for the discussion of the restatement related to our stock option grants.

Determining Functional Currencies for the Purpose of Consolidation

In preparing our consolidated financial statements, we are required to re-measure the financial statements of the foreign subsidiaries from their local currency into United States dollars. This process results in foreign currency re-measurement gains and losses included in “other income (expense), net” in the consolidated income statements.

Under the relevant accounting guidance, the treatment of these re-measurement gains or losses is dependent upon our determination of the functional currency of each subsidiary. The functional currency is determined based on the judgment of management and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. The currency in which the subsidiary transacts a majority of its transactions (including transfer pricing arrangements, billings, financing, payroll and other expenditures) is one consideration of determining the functional currency; however, any dependency upon the parent and the nature of the subsidiary’s operations are also considered.

Other income (expense), net includes any gain or loss associated with the re-measurement of a subsidiary’s financial statements when the functional currency of a subsidiary is the United States dollar. However, if the functional currency is deemed to be the local currency, any gain or loss associated with the translation of these financial statements into the United States dollar would be included within accumulated other comprehensive income (loss) on our consolidated balance sheets. If we determine that there has been a change in the functional currency of a subsidiary to the local currency, any translation gains or losses arising after the date of change would be included within shareholders’ equity as a component of accumulated other comprehensive income (loss).

Based on our assessment of the factors discussed above, we consider the United States dollar to be the functional currency for each of our international subsidiaries. As a result of this determination, assets and liabilities in these subsidiaries are re-measured at current exchange rates, except for property and equipment and deferred revenue, which are re-measured at historical exchange rates. Revenues and expenses are re-measured at weighted average exchange rates in effect during the year except for revenue and costs related to the above mentioned balance sheet items which are re-measured at historical exchange rates. Accordingly, we had a net foreign currency re-measurement gain of $1.7 million and $3.0 million for the three and six months ended June 30, 2006, respectively, and a loss of $1.8 million and $4.2 million for the three and six months ended June 30, 2005, respectively, recorded to other income (expense), net in the respective periods. Had we determined that the functional currency of our subsidiaries was the local currency, these translation gains and losses would have been included in our statement of shareholders’ equity as a component of comprehensive income for each of the periods presented.

The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies in which we transact business against the United States dollar and the significance of the assets, liabilities, revenues and expenses denominated in foreign currencies. The company operates in a number of currencies worldwide, most notably in the Euro, the United Kingdom Pound Sterling, Canadian Dollar, Australian Dollar and Russian Ruble. Any future re-measurement gains or losses could differ significantly from those we have experienced in recent years. In addition, if we determine that a change in the functional currency of one of our subsidiaries has occurred at any point in time, we would be required to include any translation gains or losses from the date of change in accumulated other comprehensive income (loss) on our consolidated balance sheets.

Recently Issued Accounting Pronouncements

See Note 1 of our Notes to Condensed Consolidated Financial Statements for information regarding recently issued accounting pronouncements.

Results of Operations

Except as otherwise indicated, the following are percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Licenses	49.2%	50.4%	50.3%	51.7%
Services	50.8	49.6	49.7	48.3

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Licenses	1.0	1.1	1.0	1.0
Services	9.9	8.3	9.4	8.4
Amortization of purchased technology	2.7	2.6	2.7	2.4

Total cost of revenues	13.6	12.0	13.1	11.8

Gross profit	86.4	88.0	86.9	88.2
Operating expenses:
Sales and marketing	46.5	43.7	46.3	43.6
Research and development	22.2	19.8	21.9	20.3
General and administrative	12.6	10.7	12.0	10.8
Amortization of other purchased intangible assets	1.2	1.4	1.4	1.3
In-process research and development	—	—	0.1	0.5

Total operating expenses	82.5	75.6	81.7	76.5

Income from operations	3.9	12.4	5.2	11.7
Other income (expense), net	3.0	(0.7)	2.5	(0.8)

Income before income tax provision	6.9	11.7	7.7	10.9
Income tax provision	1.4	5.2	1.9	4.7

Net income	5.5%	6.5%	5.8%	6.2%

Comparison of Three Months Ended June 30, 2006 and 2005

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended June 30,		Increase
	2006	2005	Dollars	Percentage
Revenues:
Licenses
North America	$40,615	$34,009	$6,606	19.4%
Rest of World	22,545	19,244	3,301	17.2%

Total license revenues	63,160	53,253	9,907	18.6%

Services
North America	45,930	36,322	9,608	26.5%
Rest of World	19,296	16,135	3,161	19.6%

Total service revenues	65,226	52,457	12,769	24.3%

Total revenues	$128,386	$105,710	$22,676	21.5%

Licenses Revenues — Increased sales of our Windows products continued to be the main driver of license revenue growth over the comparable period in the prior year. Our Windows Management products from acquired companies owned less than a year, principally Vintela and AfterMail, contributed to license revenue growth.

Services Revenues — The largest component of service revenues is PCS revenue. Services revenues also include fees for PSO. The following factors were the primary contributors to our 24.3% growth in service revenues. First, new license growth leads to a larger customer installed base, which in turn drives PCS revenues and the renewals of annual PCS. Second, PCS and PSO revenues from acquired companies contributed to the total growth. Third, revenues from professional consulting and training increased 16.9% as the implementation of Windows Management and Application Management products for our customers has increased throughout the world. Professional consulting and training revenues represented 13.6% and 14.5% of total service revenues in the three months ended June 30, 2006 and 2005, respectively.

Cost of Revenues

Total cost of revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended June 30,		Increase
	2006	2005	Dollars	Percentage
Cost of revenues:
Licenses	$1,243	$1,192	$51	4.3%
Services	12,767	8,738	4,029	46.1%
Amortization of purchased technology	3,480	2,714	766	28.2%

Total cost of revenues	$17,490	$12,644	$4,846	38.3%

Cost of Licenses — Cost of licenses primarily consists of third-party software royalties, product packaging, documentation, duplication, delivery and personnel costs. Cost of licenses as a percentage of license revenues was 2.0% and 2.2% for the three months ended June 30, 2006 and 2005, respectively. The absolute dollar increase is primarily the result of increased license sales of royalty-bearing products.

Cost of Services — Cost of services primarily consists of personnel, outside consultants, facilities and systems costs used in providing PCS and PSO. Cost of services does not include development costs related to bug fixes and upgrades which are classified in research and development and which are not separately determinable. Personnel related costs increased by approximately $1.4 million, primarily due to growth in technical support headcount (average headcount in the three months ended June 30, 2006 increased approximately 14% over the same period in 2005) and from a $0.2 million increase in stock-based compensation expense. Fees paid to outside professional services consultants in connection with new system implementation support increased by $1.6 million in the three months ended June 30, 2006 over the comparable period in 2005 as the demand for our professional services exceeded our ability to provide these services. Cost of services as a percentage of service revenues was 19.6% and 16.7% in the three months ended June 30, 2006 and 2005, respectively.

Amortization of Purchased Technology — Amortization of purchased technology includes amortization of the fair value of purchased technology associated with acquisitions made since 2002. The 28.2% increase in amortization of purchased technology is primarily due to our acquisitions of Vintela in July of 2005 and AfterMail in January of 2006. Amortization of purchased technology within the cost of revenues arising from acquisitions completed prior to June 30, 2006 will be approximately $9.1 million for the remaining two quarters of 2006, which amount includes the impairment charge taken in connection with our restatement as described in Note 2 of our Notes to Condensed Consolidated Financial Statements.

Operating Expenses

Total operating expenses and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended June 30,		Increase
	2006	2005	Dollars	Percentage
Operating expenses:
Sales and marketing	$59,698	$46,153	$13,545	29.3%
Research and development	28,463	20,903	7,560	36.2%
General and administrative	16,177	11,261	4,916	43.7%
Amortization of other purchased intangible assets	1,537	1,498	39	2.6%

Total operating expenses	$105,875	$79,815	$26,060	32.7%

Sales and Marketing — Sales and marketing expenses consist primarily of compensation and benefit costs for sales and marketing personnel, sales commissions, related facilities and information systems (“IS”) costs, and costs of trade shows, travel and entertainment and various discretionary marketing programs. Sales and marketing expense increased $13.5 million for the second quarter of 2006 as compared to the same period in 2005. Personnel related costs increased approximately $9.2 million and was offset by a $0.2 million reduction in stock-based compensation expense. The increase in personnel related costs is primarily due to significant growth in headcount within our direct sales, system engineering, telesales groups and product marketing and commissions on the increased amount of sales in 2006 compared to 2005. Average headcount in the three months ended June 30, 2006 increased approximately 25% over the same period in 2005.

Research and Development — Research and development expenses consist primarily of compensation and benefit costs for software developers who develop new products, bug fixes and upgrades to existing products and at times provide engineering support for PCS services, software product managers, quality assurance and technical documentation personnel, associated facilities and IS costs and payments made to outside software development consultants in connection with our ongoing efforts to enhance our core technologies and develop additional products. Research and development expense increased $7.6 million for the second quarter of 2006 when compared to the second quarter of 2005. Personnel related costs increased approximately $5.8 million, of which $2.1 million related to higher stock-based compensation expense, primarily due to implementation of SFAS 123R. The increase in personnel related costs is also due to significant growth in headcount within our quality assurance and product development areas. Average headcount in the three months ended June 30, 2006 increased approximately 17% over the same period in 2005.

General and Administrative — General and administrative expenses consist primarily of compensation and benefit costs for our executive, finance, legal, human resources, administrative and IS personnel, and professional fees for audit, tax and legal services, and associated facilities and IS costs. General and administrative expense increased $4.9 million for the second quarter of 2006 as compared to the same period in 2005. Personnel related costs increased approximately $3.2 million, of which $1.1 million related to higher stock-based compensation expense, primarily due to implementation of SFAS 123R. The increase in personnel related costs was primarily due to additional headcount hired to support the company’s growth. Average headcount in the three months ended June 30, 2006 increased approximately 22% over the same period in 2005. Fees associated with the investigation of our historical stock option grant practices and related accounting being conducted by the special committee of independent directors, contributed approximately $0.9 million to the overall increase in general and administrative expenses for the three months ended June 30, 2006.

Amortization of Other Purchased Intangible Assets — Amortization of other purchased intangible assets includes the amortization of customer lists, trademarks, non-compete agreements and maintenance contracts associated with acquisitions. Amortization of other purchased intangible assets within operating expenses arising from acquisitions completed prior to June 30, 2006 will be approximately $3.1 million for the remaining two quarters of 2006.

Other Income (Expense), Net

Other income (expense), net includes interest income on our investment portfolio, gains and losses from foreign exchange fluctuations and gains or losses on other financial assets as well as a variety of other non-operating expenses, such as costs incurred with operating and maintaining our corporate aircraft which was sold in the fourth quarter of 2006 and the minority interest in Vizioncore. Other income (expense), net increased to a $3.9 million gain in the second quarter of 2006 from a loss of $0.8 million in the second quarter of 2005. Interest income was $2.2 million and $1.8 million in the three months ended June 30, 2006 and 2005, respectively. We had a $1.7 million foreign currency gain in the second quarter of 2006 compared to a loss of $1.8 million in the second quarter of 2005. Our foreign currency gains or losses are predominantly attributable to translation gains or losses on net monetary assets, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar.

Income Tax Provision

During the three months ended June 30, 2006, as a result of lower income and a shift of profitability from higher-tax to lower-tax jurisdictions, the provision for income taxes decreased to $1.8 million from $5.5 million in the comparable period of 2005, representing a decrease of $3.7 million. The effective income tax rate for the three months ended June 30, 2006 and 2005 was approximately 21% and 44%, respectively.

Comparison of Six Months Ended June 30, 2006 and 2005

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Six Months Ended June 30,		Increase
	2006	2005	Dollars	Percentage
Revenues:
Licenses
North America	$81,007	$68,303	$12,704	18.6%
Rest of World	48,631	39,758	8,873	22.3%

Total license revenues	129,638	108,061	21,577	20.0%

Services
North America	90,595	71,142	19,453	27.3%
Rest of World	37,345	29,810	7,535	25.3%

Total service revenues	127,940	100,952	26,988	26.7%

Total revenues	$257,578	$209,013	$48,565	23.2%

Licenses Revenues — Growth in license revenues during the six months ended June 30, 2006 is primarily a result of increased software license sales within our Windows Management and Database Management product lines. Sales of our Database Management products from the Imceda acquisition, and our Windows Management products from the Wingra and Vintela acquisitions, contributed significantly to the overall license revenue growth. The continued market acceptance of our Windows migration and management products in addition to our cross platform Database Management products were the main drivers of license revenues growth during the period.

Services Revenues — The following factors were the primary contributors to our 26.7% growth in service revenues. First, our license growth over the last several quarters has led to a larger customer base, which in turn drives PCS revenues and the renewals of annual PCS. Second, PCS and PSO revenues from acquired companies (primarily Imceda and Vintela) contributed significantly to overall growth in services revenues. Third, revenues from PSO increased 31.0% as the implementation of Windows Management products for our customers has increased throughout the world. PSO revenues represented 13.8% and 13.3% of total service revenues in the six months ended June 30, 2006 and 2005, respectively.

Cost of Revenues

Total cost of revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Six Months Ended June 30,		Increase
	2006	2005	Dollars	Percentage
Cost of revenues:
Licenses	$2,505	$2,160	$345	16.0%
Services	24,238	17,584	6,654	37.8%
Amortization of purchased technology	6,828	4,944	1,884	38.1%

Total cost of revenues	$33,571	$24,688	$8,883	36.0%

Cost of Licenses — Cost of licenses as a percentage of license revenues was 1.9% and 2.0% in the six months ended June 30, 2006 and 2005, respectively. Cost of licenses as a percentage of total revenues was 1.0% in both the six months ended June 30, 2006 and 2005. The absolute dollar increase is primarily the result of increased license sales of royalty-bearing products.

Cost of Services — Cost of services as a percentage of service revenues was 18.9% and 17.4% in the six months ended June 30, 2006 and 2005, respectively. Personnel related costs increased approximately $2.4 million, of which $0.4 million was due to higher stock-based compensation expense, primarily due to implementation of SFAS 123R. The increase in personnel related costs was primarily due to significant headcount growth (average headcount in the six months ended June 30, 2006 increased approximately 18% over the same period in 2005). We also noted an increase of $2.4 million in fees paid to outside professional services consultants in connection with new system implementation support as the demand for our professional services exceeded our ability to provide these services.

Amortization of Purchased Technology — The 38.1% increase in amortization of purchased technology is primarily due to our acquisitions of AfterMail in 2006 and Imceda and Vintela in 2005.

Operating Expenses

Total operating expenses and year-over-year changes are as follows (in thousands, except for percentages):

	Six Months Ended June,		Increase/(Decrease)
	2006	2005	Dollars	Percentage
Operating expenses:
Sales and marketing	$119,243	$91,083	$28,160	30.9%
Research and development	56,282	42,352	13,930	32.9%
General and administrative	30,810	22,552	8,258	36.6%
Amortization of other purchased intangible assets	3,670	2,774	896	32.3%
In-process research and development	300	1,050	(750)	(71.4)%

Total operating expenses	$210,305	$159,811	$50,494	31.6%

Sales and Marketing — Sales and marketing expenses increased $28.2 million for the six months ended June 30, 2006 as compared to the same period in 2005. Personnel related costs increased approximately $19.4 million, of which $1.5 million was due to higher stock-based compensation expense, primarily due to implementation of SFAS 123R. The increase in personnel related costs was primarily due to significant headcount growth within our direct sales, system engineering, telesales groups and product marketing and commissions on the increased amount of sales. Average headcount in the six months ended June 30, 2006 increased approximately 25% over the same period in 2005, and the increased headcount from our acquisitions in 2005 and AfterMail in January of 2006 contributed approximately $7.3 million of the increase in personnel related costs from the comparable period of the prior year.

Research and Development — Research and development expenses increased $13.9 million for the six months ended June 30, 2006 when compared to the same period in 2005. Personnel related costs increased approximately $10.9 million, of which $4.3 million was due to higher stock-based compensation expense, primarily due to implementation of SFAS 123R. The increase in personnel related expenses was also due to significant growth in headcount within our quality assurance and product development areas. Average headcount in the six months ended June 30, 2006 increased approximately 16% over the same period in 2005.

General and Administrative — General and administrative expenses increased $8.3 million for the six months ended June 30, 2006 as compared to the same period in 2005. Personnel related costs increased approximately $5.5 million, of which $1.6 million is due to higher stock-based compensation expense, primarily due to implementation of SFAS 123R. The increase in personnel related costs was primarily due to additional headcount hired to support the company’s growth and to merit salary increases. Average headcount in the six months ended June 30, 2006 increased approximately 19% over the same period in 2005. Fees associated with the investigation of our historical stock option grant practices and related accounting being conducted by the special committee of independent directors, contributed approximately $0.9 million to the overall increase in general and administrative expenses for the six months ended June 30, 2006. Other professional accounting, tax and legal costs contributed approximately $1.1 million to the overall increase in general and administrative expenses.

Amortization of Other Purchased Intangible Assets — The 32.3% increase in amortization of other purchased intangible assets is primarily due to the purchased intangible assets recorded with our acquisitions of AfterMail in 2006 and Imceda and Vintela in 2005.

In-Process Research and Development — In-process research and development expenses relate to in-process technology acquired from AfterMail in 2006 and Wingra in 2005, respectively. These costs were charged to operations as the technologies had not reached technological feasibility and did not have alternative future uses at the date of acquisition.

Other Income (Expense), Net

Other income (expense), net increased to a gain of $6.5 million in the six months ended June 30, 2006 from a loss of $1.7 million in the same period of 2005. Interest income was $4.4 million and $3.7 million in the six months ended June 30, 2006 and 2005, respectively. We had a foreign currency gain of $3.0 million in the six months ended June 30, 2006 compared to a foreign currency loss of $4.2 million in the same period of 2005. Our foreign currency gains or losses were predominantly attributable to translation gains or losses on net monetary assets, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar.

Income Tax Provision

During the six months ended June 30, 2006, the provision for income taxes decreased to $5.0 million from $9.9 million in the comparable period of 2005, representing a decrease of $4.9 million. The effective income tax rate for the six months ended June 30, 2006 and 2005 was approximately 25% and 43%, respectively. The difference in the tax rate for the six months ended June 30, 2006 was primarily due to a shift of profitability from higher-tax to lower-tax jurisdictions.

Liquidity and Capital Resources

Cash and cash equivalents and marketable securities were approximately $290.9 million and $247.2 million as of June 30, 2006 and 2005, respectively. Cash and cash equivalents consisted of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consisted primarily of short-term investment-grade bonds and United States government and agency securities with original maturities of greater than three months. Our investment objectives were to preserve principal and provide liquidity, while at the same time maximizing market return without significantly increasing risk. We generally hold investments in marketable securities until maturity.

Summarized annual cash flow information is as follows (in thousands):

	Six Months Ended June 30,
	2006	2005	Increase/ (Decrease)
Cash provided by operating activities	$57,780	$42,274	$15,506
Cash used in investing activities	(27,391)	(31,241)	3,850
Cash provided by (used in) financing activities	22,300	(9,557)	31,857
Effect of exchange rate changes	(2,494)	2,009	(4,503)

Net increase in cash and cash equivalents	$50,195	$3,485	$46,710

Operating Activities

Our primary source of operating cash flows was the collection of accounts receivable from our customers. Our primary use of cash from operating activities was for compensation and personnel-related expenditures. We intend to continue to fund our operating expenses through cash flows from operations.

The analyses of the changes in our operating assets and liabilities are as follows:

•

Accounts receivable decreased to $80.9 million resulting in a decrease in operating assets, reflecting a cash inflow of $30.3 million for the six months ended June 30, 2006. The decrease in accounts receivable was due to a reduction in day’s sales outstanding (“DSO”) and daily sales. DSO fell from 69 days at December 31, 2005 to 57 days at June 30, 2006 and our daily sales decreased to $1.4 million for the quarter ended June 30, 2006 compared to $1.6 million for the quarter ended December 31, 2005. Collection of accounts receivable and related DSO could fluctuate in future periods due to the timing and amount of our revenues and their linearity and the effectiveness of our collection efforts.

•

The primary cash outflow within operating assets and liabilities during the six months ended June 30, 2006 was $19.5 million paid for taxes. The timing of these tax payments resulted in a decrease in income taxes payable, reflecting a use of cash of $14.6 million for the six months ended June 30, 2006.

•

The primary cash outflow within operating assets and liabilities during the six months ended June 30, 2005 was a one-time $16.0 million payment relating to a litigation settlement. We made no such payment during 2006.

•

The remaining net cash outflow for the six months ended June 30, 2006 of $2.0 million was related to changes in our other operating assets and liabilities accounts (see our condensed consolidated statements of cash flows included with this Report).

Investing Activities

Our primary source of investing cash flows was proceeds from the sale of marketable securities, typically at maturity. Our primary uses of cash from investing activities were for cash payments for acquisitions, capital expenditures and purchases of marketable securities.

Capital expenditures in the first two quarters of 2006 included $3.9 million for leasehold improvements and furniture and fixtures for the lease of our new EMEA headquarters office in Maidenhead, United Kingdom. Capital expenditures during the six months ended June 30, 2005 included $21.3 million in cash to complete the purchase of a second building in Aliso Viejo, California and related infrastructure improvements.

In the six months ended June 30, 2006 we used $18.9 million in cash to acquire one company and to make minority cost-method investments in three early stage private companies. In the six months ended June 30, 2005 we used $57.6 million in cash related to two acquisitions. These acquisitions and investment activity are more fully described in Note 4 of our Notes to Condensed Consolidated Financial Statements.

We will continue to purchase property and equipment needed in the normal course of our business. We also plan to use cash generated from operations and/or proceeds from investments in marketable securities to fund other strategic investment and acquisition opportunities that we continue to evaluate. We plan to use excess cash generated from operations to invest in short and long-term marketable securities consistent with past investment practices.

Financing Activities

Our primary source of financing cash flows has historically been from the issuance of our common stock under our employee stock option plans, excess tax benefits related to stock-based compensation and proceeds from a repurchase agreement. We have also financed acquisitions and capital expenditures with net borrowings under a repurchase agreement in prior periods.

Excess tax benefits related to stock-based compensation were historically reported under net cash provided by operating activities but, under 123(R) going forward these amounts are required to be classified as a cash flow from financing activity. Excess tax benefits of $1.0 million in the six months ended June 30, 2005 were presented in the operating activities section of the condensed consolidated statements of cash flows. During the prior-year, cash flows from financing activities were affected by debt repayments of $12.7 million under the repurchase agreement used to fund the acquisition of Aelita and the purchase of one of our Aliso Viejo office buildings.

Because we announced our determination to restate our previously issued financial statements and have become delinquent in our periodic reporting obligations under the Securities Exchange Act of 1934, as amended, we determined that we could no longer rely upon the Registration Statements on Form S-8 previously filed with the U.S. Securities Exchange Commission to register the shares of our common stock issuable upon exercise of stock options granted under our various stock option plans. Accordingly, we took action in the third quarter of 2006 to block exercises of all stock options based on our determination that doing so was necessary to prevent violations of applicable securities law and as a result, we do not expect to receive proceeds from the exercise of stock options until after all of our delinquent reports are filed with the SEC.

Based on our current operating plan, we believe that our existing cash, cash equivalents, investment balances and cash flows from operations will be sufficient to finance our operational cash needs through at least the next 12 to 24 months. Our ability to generate cash from operations is subject to substantial risks as described in Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006, to be filed with the SEC concurrently with this Quarterly Report. One of these risks is that our future business does not stay at a level that is similar to, or better than, our recent past. Should a general economic downturn or similar event occur, or should the company’s products become uncompetitive or less attractive to end customers, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash, cash equivalents and investment balances to support our working capital and other cash requirements. Also, acquisitions are an important part of our business model. As such, significant amounts of cash could and will likely be used in the future for additional acquisitions or strategic investments. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through public or private equity or debt financing or from other sources. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

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

Our exposure to foreign exchange risk is composed of the combination of our foreign net profits and losses denominated in currencies other than the U.S. Dollar, as well as our net balances of monetary assets and liabilities in our foreign subsidiaries. These exposures have the potential to produce either gains or losses depending on the directional movement of the foreign currencies versus the U.S. Dollar and our operational profile in foreign subsidiaries. Our cumulative currency gains or losses in any given period may be lessened by the economic benefits of diversification and low correlation between different currencies, but there can be no assurance that this pattern will continue to be true in future periods. During the three and six months ended June 30, 2006, we had a $1.7 million and $3.0 million foreign currency gain, respectively, compared to a $1.8 million and $4.2 million foreign currency loss in the comparable periods of 2005.

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

Interest Rate Risk

Our exposure to market interest-rate risk relates primarily to our investment portfolio. We have not used derivative financial instruments to hedge the market risk of our investments. We place our investments with high-quality issuers and, by policy, limit the amount of credit exposure to any one issuer other than the United States government and its agencies. Our investments in marketable securities consist primarily of investment-grade bonds and United States government and agency securities. Investments purchased with an original maturity of three months or less are considered to be cash equivalents. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of shareholders’ equity.

We presently do not intend to liquidate our short and long-term investments prior to their scheduled maturity dates. However, in the event that we did liquidate these investments prior to their scheduled maturities and there were no changes in market interest rates, we could be required to recognize a realized loss on those investments when we liquidate. At June 30, 2006, we have an unrealized loss of $1.8 million on our investments in debt securities compared to $1.2 million at June 30, 2005. Our remaining investment positions and duration of the portfolio would not be materially affected by a 100 basis point shift in interest rates.

Information about our investment portfolio is presented in the table below, which states the amortized book value and related weighted-average interest rates by year of maturity (in thousands):

	Amortized Book Value	Weighted Average Rate
Investments maturing by June 30,
2007 (1)	$169,162	3.08%
2008	—	—%
2009	—	—%
2010	26,486	4.58%

Total portfolio	$195,648	3.29%

(1)	Includes cash and cash equivalents of $74.2 million.

Item 4.	Controls and Procedures

As described in the Explanatory Note, in Note 2 of our Notes to Condensed Consolidated Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 in this Report, we have restated our historical consolidated financial statements to record adjustments to stock-based compensation expense based on findings of a Special Committee investigation of our stock option granting practices and related accounting. The restatement also reflects adjustments arising from a variety of other issues, including software revenue recognition issues.

Since February 2002, we have made improvements to our stock option granting practices, processes and controls. These improvements, along with certain changes in personnel, include:

•

In response to the requirements of the Sarbanes-Oxley Act of 2002, we implemented documentation and accounting policies, processes and procedures, which led to a segregation of responsibilities, the addition of reviews and reconciliations and redefinition of the roles and responsibilities of the personnel involved in our stock option granting and accounting processes;

•

Beginning in February 2002, we ceased the regular administrative practice of determining grant dates and exercise prices for new hire and merit grants on a monthly basis, which was based on the lowest trading price for our common stock during the month. We initiated a new practice of determining option grant dates and exercise prices on the date as of which all Compensation Committee members had signed and returned written consent forms approving the grants. To this end, we revised the form used for Unanimous Written Consents to include a date line for each director’s signature, and eliminated references to prior dates for grant date determinations.

•

In August 2003, the Board of Directors established a Secondary Committee consisting of our CEO, and delegated authority to the Secondary Committee to approve awards of stock options to employees within specific parameters.

•	The establishment of processes and procedures to increase communications between our financial reporting, accounting, and legal functions, senior management, and our audit committee.

•	The accounting for stock option awards, previously administered using a non-automated system, are now administered in Equity Edge.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (the “Act”) is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based on that evaluation, management concluded that, as of that date, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level because of the identification of the material weaknesses in its internal control over financial reporting, described below, which the Company views as an integral part of its disclosure controls and procedures.

Internal Control over Financial Reporting for Revenue

Our management identified the following material weakness in the Company’s internal control over financial reporting for revenue as of June 30, 2006:

Our management identified control deficiencies that resulted in material adjustments to revenue and deferred revenue accounts for the periods from 2000 to 2006. Management has evaluated the control deficiencies that resulted in these adjustments and has concluded that these control deficiencies in the aggregate constitute a material weakness in the internal controls over financial reporting for revenue as of June 30, 2006. Management believes that the Company did not staff a sufficient number of suitably experienced personnel and did not design or implement adequate controls to ensure that revenue and deferred revenue accounts were properly accounted for and reported over the periods from December 2000 to June 2006. More specifically, the control deficiencies that management concluded in the aggregate constitute a material weakness in the design and operating effectiveness of the internal control over financial reporting for revenue can be categorized as follows:

(1)	The Company lacked a control to adequately monitor the revenue recognition resulting from automated financial system calculations for its high volume of transactions. This resulted in the system’s incorrect recognition of revenue across numerous reporting periods between 2000 and 2006.

(2)	The Company did not staff suitably experienced personnel to ensure compliance with revenue recognition rules. As such, incorrect interpretations of certain complex orders resulted in improper applications of existing accounting literature contained in SOP 97-2 and related Technical Practice Aids. This resulted in incorrect recognition of revenue across numerous reporting periods between 2000 and 2006.

(3)	The Company did not design and implement certain controls nor adequately staff revenue recognition personnel to ensure revenue recognition policies were sufficiently documented and communicated consistently to both domestic and international locations. This resulted in incorrect recognition of revenue across numerous reporting periods between 2000 and 2006.

Internal Control over Financial Reporting, in Financial Close and Reporting Process

Our management identified the following material weakness in the Company’s financial close and reporting process, as of June 30, 2006:

Our financial and accounting organization was not adequate to support our financial accounting and reporting needs given the growth of our business. Furthermore, we failed to effectively design and implement our financial accounting system to facilitate the needs of our financial close process across all reporting units. Specifically, we did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge and training in the application of GAAP, nor did we adequately use our financial accounting system commensurate with our financial reporting requirements to support the financial reporting and close process. Moreover, due to the lack of sufficient staffing during 2006 caused, in part, by unanticipated turnover, it was necessary to place undue reliance on external consultants to assist in the financial reporting and close process. The lack of a sufficient complement of personnel with an appropriate level of accounting knowledge and training coupled with an inadequate design and implementation of our financial accounting system across all reporting units resulted in significant manual processes for the existing personnel. This reduced the likelihood that such individuals could detect the need for a material adjustment to the Company’s books and records or anticipate, identify, and resolve accounting issues in the normal course of performing their assigned functions. This material weakness resulted in not only the need to record various adjustments during 2006, and a significant delay in the issuance of these financial statements once the Special Committee’s investigation was completed, but also resulted in a more than reasonable possibility that a material misstatement to the annual or interim financial statements would not have been prevented or detected.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting that occurred during the second quarter of 2006 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Plan for Remediation of Material Weaknesses

We are undertaking efforts to improve our internal controls over financial reporting and to remediate the material weaknesses identified above. Each of the identified material weaknesses was caused, in part, by insufficient staffing of experienced, specialized accounting personnel. Therefore, our remediation plans for each material weakness include the hiring of additional personnel trained and experienced in the complex accounting areas of revenue recognition and revenue accounting as well as GAAP. In the interim, we have engaged a number of qualified accounting personnel on a temporary basis to compensate for a lack of adequate permanent finance and accounting staff. With these additional resources, management has performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements are fairly stated as of and for the quarter ended June 30, 2006. Further, we have adjusted or plan to adjust the software used to allocate revenue to correct the identified system errors. Where management is unable, in the short term, to adjust the software, management will implement procedures whereby automated system queries are generated and analyzed to ensure these control deficiencies no longer recur. We also plan to formally document and consistently communicate revenue recognition policies both domestically and internationally.

We believe that the actions described above and resulting improvement in controls will generally strengthen our disclosure controls and procedures, as well as our internal control over financial reporting, and will, over time, address the material weaknesses that we identified in our internal control over financial reporting as of June 30, 2006. However, because many of the remedial actions we have undertaken are very recent and because they relate, in part, to the hiring of additional personnel and many of the controls in our system of internal controls rely extensively on manual review and approval, the successful operation of these controls for, at least, several fiscal quarters may be required prior to management being able to conclude that the material weaknesses have been remediated.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under Note 13 of our Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006, to be filed with the SEC concurrently with this Quarterly Report.

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

Matters relating to or arising from our stock option investigation, including regulatory proceedings, litigation matters and potential additional expenses, may adversely affect our business and results of operations

As described in the Explanatory Note to this Report, Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2 of our Notes to Condensed Consolidated Financial Statements included in this Report, we are restating our consolidated financial statements for periods through March 31, 2006 to reflect the findings of a voluntary, independent investigation of our stock option granting practices and related accounting. This investigation was conducted by A Special Committee of the Board of Directors with the assistance of independent outside legal counsel and outside forensic accounting consultants. To date, we have incurred significant expenses related to legal, accounting, tax and other professional services in connection with the investigation, the related restatements and related regulatory inquiries or proceedings and litigation matters, and may incur significant expenses in the future with respect to such matters. These events, even if resolved favorably, may be time-consuming, expensive and disruptive to normal business operations, and the outcomes of regulatory proceedings or litigation matters are difficult to predict and could have a material adverse effect on our business, results of operations and financial condition.

Although we believe we have made appropriate judgments in determining the financial and tax impacts of our historical stock option granting practices, we cannot provide assurance that the Securities and Exchange Commission (“SEC”) or the Internal Revenue Service (“IRS”) will agree with the manner in which we have accounted for and reported, or not reported, the financial and tax impacts. For a discussion of the judgments underlying the revised measurement dates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Report. If the SEC or the IRS disagrees with our financial or tax adjustments or related disclosures and such disagreement results in material changes to our historical financial statements, we may be required to further restate our prior financial statements, amend prior filings with the SEC or take other action that is not currently contemplated.

In June 2006 we received an informal request for information from the Securities and Exchange Commission regarding our stock option practices. In January 2007 we were informed that the SEC issued a formal order of investigation in the matter. We have also been informally contacted by the U.S. Attorney’s Office for the Central District of California and have been asked to voluntarily produce documents relating to our stock option granting practices. We are cooperating with the SEC and the U.S. Attorney’s Office in connection with these matters, but can not predict if, when or how they will be resolved or what, if any, actions we may be required to take as part of any resolution of these matters. Any action by the SEC, the U.S. Attorney’s Office or other governmental agency could result in civil or criminal sanctions against us and/or certain of our current and former officers, directors and employees.

Additionally, as discussed in Note 13 of Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Report, we currently are engaged in civil litigation with parties that have alleged a variety of claims against Quest and certain of our current and former officers and directors relating to our stock option grant practices and related accounting. Although we and the other defendants intend to defend these claims vigorously, there are many uncertainties associated with any litigation, and we cannot assure you that these actions will be resolved without substantial costs and/or settlement charges. We have entered into indemnification agreements with each of our present and former directors and executive officers under which Quest is required to indemnify each such directors or executive officers against expenses, including attorneys’ fees, judgments, fines and settlements, paid by such individual in connection with the pending litigation (other than indemnified liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest).

The resolution of the pending investigations by the SEC and U.S. Attorney’s Office, the defense of our pending civil litigation and any additional litigation relating to our past stock option grant practices or related restatement of our financial statements could result in significant costs and diversion of the attention of management and other key employees.

If we do not maintain compliance with Nasdaq listing requirements, our common stock could be delisted, which could, negatively impact the trading market for our securities and impact our ability to maintain equity-based stock incentive programs for our employees

As a result of the stock option investigation and the restatement of our consolidated financial statements we could not timely file certain of our periodic reports with the SEC and, accordingly, our Common Stock has remained subject to delisting from the Nasdaq Global Select Market. We still have not yet filed our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007 and will not have achieved full compliance with SEC reporting requirements until these reports are filed, as well as any other periodic reports which may hereafter become due. In November 2007, the Nasdaq Board of Directors advised the Company that we will be required to comply with the Nasdaq filing requirements by January 9, 2008. In addition, we were unable to solicit proxies for an annual meeting of shareholders in 2006 because we could not provide an annual report to shareholders, and have not been in compliance with the Nasdaq requirement to hold an annual meeting of shareholders. We have also not held a 2007 annual meeting of shareholders. Our intention is to hold an annual meeting of shareholders as soon as practicable following the filing of all of our delinquent periodic reports.

Our common stock could be delisted if we do not file our remaining delinquent reports with the SEC, if we are required to further restate or amend our filings or if we otherwise do not maintain compliance with applicable listing requirements. If our securities are delisted from the Nasdaq Global Select Market, they would subsequently be transferred to the National Quotation Service Bureau, or “Pink Sheets”. The trading of our common stock through the Pink Sheets might reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, the trading of our common stock through the Pink Sheets could materially and adversely affect our access to the capital markets and our ability to raise capital through alternative financing sources on terms acceptable to us, or to raise capital at all. Securities that trade through the Pink Sheets are no longer eligible for margin loans, and a company trading through the Pink Sheets cannot avail itself of federal preemption of state securities or “blue sky” laws, which adds substantial compliance costs to securities issuances, including pursuant to employee option plans, stock purchase plans and private or public offerings of securities. Increased compliance burdens can also be expected to impact our ability to maintain and administer stock option programs and other forms of equity incentives for our employees, which could also impair our ability to recruit and retain key employees. If we are delisted in the future from the Nasdaq Global Select Market and transferred to the Pink Sheets, we could also be subject to other negative implications, including the potential loss of confidence by suppliers, customers and employees and the loss of institutional investor interest in our securities. Any or all of the foregoing consequences of delisting could adversely affect our business and results of operations.

We had material weaknesses in internal control over financial reporting and cannot assure you that material weaknesses will not be identified in the future. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal controls over financial reporting. In assessing the findings of the Special Committee’s review and the restatement set forth in this Report, our management concluded that there were material weaknesses, as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, in our internal controls over financial reporting as of December 31, 2006. See the discussion included in Part I, Item 4 of this Report for additional information regarding our internal control over financial reporting.

Our management does not expect that our internal control over financial reporting will prevent all error or all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We cannot assure you that all significant deficiencies and material weaknesses identified in this Report will be adequately remedied or will be fully remedied by any specific date, although we believe that our material weakness in internal controls relating to revenue recognition has been remedied as of the date of filing of this Report. In addition, we can provide no assurances that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

We may incur additional expenses in order to assist our employees with potential federal and state income tax liabilities which may arise under Section 409A of the Internal Revenue Code

As a result of our stock option investigation, we have determined that many of our outstanding stock option awards are deemed to have been granted at an exercise price below the fair market value of our stock on the actual accounting measurement date. The primary adverse tax consequences are: (1) that the re-measured options vesting after December 31, 2004 are potentially subject to option holder excise tax under Section 409A of the Internal Revenue Code (and, as applicable, similar excise taxes under state law); and (2) certain incentive stock options previously granted, could be deemed granted at below market value producing incremental payroll tax liabilities. We have recorded approximately $0.6 million of expenses in the year ended December 31, 2006 relating to the anticipated settlement by the Company of federal and applicable state income taxes on behalf of the Company’s employees for tainted options that were exercised during 2006. Employees of the Company who continue to hold tainted options may be subject to additional taxes, penalties and interest under Section 409A if no action is taken to cure the options from exposure under Section 409A before December 31, 2008.

Regarding potential future liabilities associated with Section 409A, we have yet to determine whether we will either implement a plan to assist the affected employees for the amount of this tax, adjust the terms of the original option grant, or adjust the terms of the original option grant and pay the affected employees an amount to compensate such employees for this lost benefit. As such, no additional expense has been recorded in the consolidated financial statements.

Our future success may be impaired and our operating results will suffer if we cannot respond to rapid market, competitive and technological conditions in the software industry

The market for our software products and services is characterized by:

•	rapidly changing technology;

•	frequent introduction of new products and services and enhancements to existing products and services by platform vendors of database, application and Windows products and by our competitors;

•	increasing complexity and interdependence of software applications;

•	consolidation of the software industry;

•	changes in industry standards and practices; and

•	changes in customer requirements and demands.

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

During the past three years, a large portion of our revenue growth has been attributable to the growth of our Microsoft Systems Management products and services, and we have relied upon sustained revenue and cash flow generation from our database management products in order to fund sales, marketing and research and development initiatives associated with our other product areas. We cannot provide any assurance that the revenues we derive from these product areas will continue to grow. In addition, over the last few years we have committed significant resources to development of new and enhanced application management products and have expanded our sales and services organizations to address anticipated business opportunities presented by our expanding application management product and services lines. We cannot provide any assurance that this strategy will be successful or that the release of our enhanced application management products or other new products or services will increase our revenue growth rate.

Our quarterly operating results may fluctuate in future periods and, as a result, we may fail to meet expectations of investors and analysts, causing our stock price to fluctuate or decline

Our revenues and operating results may vary significantly from quarter-to-quarter due to a number of factors. These factors include the following:

•

the size and timing of customer orders. See “Variations in the size and timing of our customer orders and differing nature of our products and services could expose us to revenue fluctuations and higher operating costs;”

•	the discretionary nature of our customers’ purchasing decisions and budget cycles;

•	the timing of revenue recognition for sales of software products and services;

•	the extent to which our customers renew their maintenance contracts with us;

•	exposure to general economic conditions and reductions in corporate or public sector IT spending;

•	changes in our level of operating expenses and our ability to control costs;

•	our ability to attain market acceptance of new products and services and enhancements to our existing products;

•	our ability to introduce new products or enhancements to existing products and services in a timely manner;

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

•

costs related to acquisitions of technologies or businesses, including acquired in-process research and development and amortization costs for intangible assets and possible impairments and uncertainties arising from the integration of products, services, employees and operations of acquired companies; and

•	the timing of releases of new versions of third-party software products that our products support or with which our products compete.

In addition, the timing of our software product revenues is difficult to predict and can vary substantially from product-to-product and customer-to-customer. We budget our operating expenses on our expectations regarding future revenue levels. The timing of larger orders and customer buying patterns are difficult to forecast. Therefore, we may not learn of shortfalls in revenue or earnings or other failures to meet our expectations until late in a particular quarter. As a result, if total revenues for a particular quarter are below our expectations, we would not be able to proportionately reduce operating expenses for that quarter.

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

Variations in the size and timing of our customer orders and differing nature of our products and services could expose us to revenue fluctuations and higher operating costs

Our license revenues in any quarter are substantially dependent on orders booked and delivered in that quarter. Our revenues in a given quarter could be adversely affected if we are unable to complete one or more large license transactions or if the contract terms were to prevent us from recognizing revenue during that quarter. The sales cycles for certain of our software products can last from three to nine months, or longer, and often require pre-purchase evaluation periods and customer education, which can affect timing of orders. Further, we have often booked a large amount of our sales in the last month, weeks or days of each quarter and delays in the closing of sales near the end of a quarter could cause quarterly revenue to fall short of anticipated levels. Finally, while a portion of our revenues each quarter is recognized from previously deferred revenue, our quarterly performance will depend primarily upon current order volumes to generate revenues for that quarter. These factors may cause significant periodic variation in our license revenues. In addition, we incur or commit to operating expenses based on anticipated revenue levels, and generally do not know whether revenues in any quarter will meet expectations until the end of that quarter.

Our product portfolio is engineered for a broad variety of operating system, database and application platforms, and having a diverse set of functions and features. Some products, such as our database management products and other component products, are directed at database administrators and are generally sold at lower price points, and we strive to generate demand for these products through our telesales organization and marketing programs designed to maximize lead generation and website traffic. Sales of other, enterprise-wide products, primarily SharePlex and Foglight, require substantial time and effort from our sales and support staff as well as involvement by our professional services organizations and, to an increasing degree, our systems integrator partners. Large individual sales, or even small delays in customer orders, can cause significant variation in our revenues and adversely affect our results of operations for a particular period. Historically, we have not placed significant reliance on large sales transactions in any given quarter, with a substantial volume of our revenues being driven from smaller transactions. However, if we encounter difficulty sustaining our component product volumes, and cannot generate a sufficient number of large customer orders, or if customers delay or cancel such orders in a particular quarter, our revenues and operating results may be adversely affected. For these reasons, we face increasing complexity in building and sustaining the optimum combination of field and inside sales personnel to address the various and changing sales and distribution characteristics of our products, which in turn impacts our ability to manage and minimize our sales and marketing costs.

We rely heavily on our direct sales activities for license and services revenues, including renewals of annual maintenance contracts. We have in the past restructured or made other adjustments to our sales force in response to management changes, product changes, performance issues and other internal considerations. We recently made some adjustments to our coverage model to increase focus on global and other major accounts. We’ve also recently increased headcount in our telesales and sales associate groups. These changes can result in a temporary lack of focus and reduced productivity, which could have temporary negative effects on our license or services revenues.

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

Many of our products are vulnerable to direct competition from Oracle and other platform vendors

We compete with Oracle in the market for database management solutions and the competitive pressure continues to increase. We expect that Oracle’s commitment to and presence in the database management product market will increase in the future and therefore substantially increase competitive pressures. We believe that Oracle will continue to incorporate database management technology into its server software offerings and expand their development products possibly at no additional cost to its users. Competition from Oracle with certain of our Database Management products including SharePlex and Quest Central for Oracle has increased over the last two years and has continued to increase with Oracle’s introduction of the next version of its database, known as Oracle 11g. Oracle 11g has enhanced capabilities in the functions competitive with SharePlex, Quest Central for Oracle and with the Oracle monitoring capabilities of Foglight including monitoring capabilities from the entire application stack. We believe increased competition from Oracle has materially depressed our SharePlex and Quest Central for Oracle revenues over the last four years. Oracle recently released SQL Developer which competes with TOAD, our market leading Database Development product for Oracle databases which contributes significantly to our revenues and net income.

In addition to the increasing competitive pressure from Oracle, Microsoft has continually upgraded the functionality of its platform offerings, which we also believe will increase competitive pressure for our Microsoft products in the future.

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

Our migration products for Microsoft’s Active Directory and Exchange are vulnerable to fluctuations in the rate at which customers migrate to these products

Our products for the migration, administration and management of Microsoft’s Active Directory and Exchange products currently contribute approximately one-quarter of our Windows platform revenue, but migration license sales declined slightly in 2006. Our ability to sell licenses for our Active Directory and Exchange migration products depends in part on the rate at which customers migrate to newer versions of Microsoft’s Active Directory or to newer versions of Microsoft Exchange, and from other messaging platforms to Exchange. If these migration rates were to materially decrease, our license revenues from these migration products would likely decline.

Many of our products are dependent on database or application technologies of others; if these technologies lose market share or become incompatible with our products, or if these vendors introduce competitive products or acquire or form strategic relationships with our competitors, the demand for our products could suffer

We believe that our success has depended in part, and will continue to depend in part for the foreseeable future, upon our relationships with providers of major database and enterprise software programs, including Oracle, IBM, Microsoft and SAP. Our competitive advantage consists in substantial part on the integration between our products and products provided by these major software providers, and our extensive knowledge of their products and technologies. If these companies for any reason decide to promote technologies and standards that are not compatible with our technologies, or if they lose market share for their database or application products, our business, operating results and financial condition would be materially adversely affected. Furthermore, these major software vendors could attempt to increase their presence in the markets we serve by either introducing products that compete with our products or acquiring or forming strategic alliances with our competitors. These companies have longer operating histories, larger installed bases of customers and substantially greater financial, distribution, marketing and technical resources than we do, as well as well-established relationships with many of our present and potential customers, and may be in better position to withstand and respond to the current factors impacting this industry. As a result, we may not be able to compete effectively with these companies in the future, which could materially adversely affect our business, operating results and financial condition.

If we fail to manage our operations and grow revenue or fail to continue to effectively control expenses, our future operating results could be adversely affected

Historically, the scope of our operations, the number of our employees and the geographic area of our operations and our revenue have grown rapidly. In addition, we have acquired both domestic and international companies. This growth and the assimilation of acquired operations and their employees could continue to place a significant strain on our managerial, operational and financial resources. To manage our current growth and any future growth effectively, we need to continue to implement and improve additional management and financial systems and controls. We may not be able to manage the current scope of our operations or future growth effectively and still exploit market opportunities for our products and services in a timely and cost-effective way.

We cannot assure you that our operating expenses will be lower than our estimated or actual revenues in any given quarter. If we experience a shortfall in revenue in any given quarter, we likely will not be able to further reduce operating expenses quickly in response. Any significant shortfall in revenue could immediately and adversely affect our results of operations for that quarter. Also, due to the fixed nature of many of our expenses and our current expectation for revenue growth, our income from operations and cash flows from operating and investing activities could be lower than in recent years.

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

Our international operations and our planned expansion of our international operations expose us to certain risks

We maintain research and development operations primarily in Canada, Australia, Russia and Israel, and continue to expand our international sales activities, with particular focus in Asia Pacific (including Japan), as part of our business strategy. As a percentage of total revenues, revenues outside of North America were 33% for both the three and six months ended June 30, 2006 and 34% and 33% for the three and six months ended June 30, 2005, respectively. As a result, we face increasing risks from our international operations, including, among others:

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

Accounting for equity investments in companies may affect our operating results

We have made equity investments in other software companies and a private equity fund. We regularly consider opportunities to make equity investments in other companies focused on software development or marketing activities, and expect from time to time to complete additional investments. These investments are risky because the market for the products and technologies being developed by these companies are typically in the early stages and may never materialize. In addition, we have made at least one investment in a private software company that has required us to consolidate the results of operations of this company into ours and we may determine in the future to invest in additional companies at similar levels. Estimating the fair value of our equity investments is inherently subjective and may contribute to volatility in our reported results of operations. We have recognized accounting charges due to the impairment of the value of our investments in the past and may need to do so again in the future if we cannot substantiate the fair value of our strategic equity investments. If we are required to consolidate the operating results of these companies, use the equity method of accounting, or write down the value of our cost-method investments, our operating results may be adversely affected.

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

Natural disasters or power outages could disrupt our business

A substantial portion of our operations is located in California, and we are subject to risks of damage and business disruptions resulting from earthquakes, floods, wildfires and similar events, as well as from power outages. We have in the past experienced limited and temporary power outages in our California facilities due to power shortages, and we expect in the future to experience additional power losses. While the impact to our business and operating results has not been material, we cannot assure you that natural disasters or power outages will not adversely affect our business in the future. Since we do not have sufficient redundancy in our networking infrastructure, a natural disaster or other unanticipated problem could have an adverse effect on our business, including both our internal operations and our ability to communicate with our customers or sell and deliver our products.

Failure to attract and retain personnel may negatively impact our business

Our success and ability to compete depends largely on the continued contributions of our key management, sales, engineering, marketing, support, professional services and finance personnel. We have recently had moderate turnover in our sales and research and development organizations, significant turnover in the management of our accounting and finance department, and many key positions are held by people who are new to the Company or to their roles. If these people are unable to quickly become familiar with the issues they face in their roles or are not well suited to their new roles, then this could result in the Company having problems in executing its strategy or in reporting its financial results. We are uniquely dependent upon the talents, relationships and contributions of a few executives and have no guarantee of their retention. We have been targeted by recruitment agencies seeking to hire our key management, finance, engineering, sales and marketing and professional services personnel.

We historically have used stock options as a significant component of our employee compensation program in order to align employees’ interests with the interests of our shareholders, encourage employee retention and provide competitive compensation packages. During the pendency of our stock option investigation and related restatement, we were unable to continue granting stock options to new and existing employees and did not permit exercises of outstanding stock options. These actions have impacted our overall competitive posture with respect to employee compensation and retention of qualified personnel. If we are unable to hire or retain qualified personnel, or if newly hired personnel fail to develop the necessary skills or fail to reach expected levels of productivity, our ability to develop and market our products will be weakened.

Item 6.	Exhibits

Exhibit Number	Exhibit Title

3.1	Second Amended and Restated Articles of Incorporation.(1)

3.2	Certificate of Amendment of Articles of Incorporation of Quest Software, Inc.(2)

3.3	Bylaws of Quest Software, Inc.(3)

4.1	Form of Registrant’s Specimen Common Stock Certificate.(1)

10.1	Form of Indemnity Agreement between Quest Software, Inc. and members of the Special Committee.(4)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to our Registration Statement on Form S-1 and all amendments thereto (File No. 333-80543).

(2)	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2005.

(3)	Incorporated herein by reference to our Current Report on Form 8-K filed November 7, 2007.

(4)	Incorporated herein by reference to our Current Report on Form 8-K filed June 14, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST SOFTWARE, INC.

Date: December 7, 2007	/s/ Scott J. Davidson
Scott J. Davidson,
Senior Vice President,
Chief Financial Officer
(principal financial officer)

/s/ Scott H. Reasoner
Scott H. Reasoner,
Vice President,
Corporate Controller
(principal accounting officer)