Form 10-Q
period 2006-09-30
QUEST SOFTWARE INC
filed 2007-12-07
CIK 1088033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

QUEST SOFTWARE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

		Page Number
PART I. FINANCIAL INFORMATION

EXPLANATORY NOTE		2

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005 (As Restated)*	4

	Condensed Consolidated Income Statements for the Three and Nine Months Ended September 30, 2006 and 2005 (As Restated)*	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005 (As Restated)*	6

	Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2006 and 2005 (As Restated)*	7

	Notes to Condensed Consolidated Financial Statements (As Restated)*	8

	* The Condensed Consolidated Balance Sheet as of December 31, 2005, the Condensed Consolidated Income Statement and Statement of Comprehensive Income for the three and nine months ended September 30, 2005 and the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2005 have been restated as discussed in Note 2 of our Notes to Condensed Consolidated Financial Statements contained herein.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	54

Item 4.	Controls and Procedures	55

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	58

Item 1A.	Risk Factors	58

Item 6.	Exhibits	70

SIGNATURES		71

QUEST SOFTWARE, INC.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q of Quest Software, Inc. for the quarter ended September 30, 2006 reflects the restatement of our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2005, and the notes related thereto.

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

Unless otherwise noted, all of the information in this Quarterly Report on Form 10-Q is as of September 30, 2006. This Report does not reflect any events that occurred after September 30, 2006 other than the Special Committee investigation, resulting restatements and related matters, and Note 15 “Subsequent Events” of our Notes to Condensed Consolidated Financial Statements. Our previously filed financial statements for the quarter ended March 31, 2006 will be restated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

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

QUEST SOFTWARE, INC.

PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2006	December 31, 2005
		As Restated (1)
ASSETS
Current assets:
Cash and cash equivalents	$231,104	$121,025
Short-term marketable securities	64,743	74,398
Accounts receivable, net of allowances of $16,127 and $18,410 at September 30, 2006 and December 31, 2005, respectively	93,177	107,327
Prepaid expenses and other current assets	13,571	15,253
Deferred income taxes	12,305	12,295

Total current assets	414,900	330,298
Property and equipment, net	76,908	83,044
Aircraft – held for sale	11,331	—
Long-term marketable securities	24,803	47,538
Amortizing intangible assets, net	55,408	67,615
Goodwill	443,672	429,949
Deferred income taxes	25,713	26,675
Other assets	10,722	4,828

Total assets	$1,063,457	$989,947

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,616	$3,756
Accrued compensation	30,579	33,355
Other accrued expenses	32,080	33,340
Income taxes payable	534	19,531
Current portion of deferred revenue	153,345	136,371

Total current liabilities	222,154	226,353
Long-term liabilities:
Long-term portion of deferred revenue	45,455	38,432
Other long-term liabilities	2,098	1,730

Total long-term liabilities	47,553	40,162
Commitments and contingencies (Notes 4 and 13)
Shareholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value, 200,000 shares authorized; 101,819 and 99,761 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	823,930	794,863
Accumulated deficit	(29,048)	(54,692)
Accumulated other comprehensive loss	(1,132)	(1,716)
Unearned compensation	—	(15,023)

Total shareholders’ equity	793,750	723,432

Total liabilities and shareholders’ equity	$1,063,457	$989,947

(1)	See Note 2 of our Notes to Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		As Restated (1)		As Restated (1)
Revenues:
Licenses	$67,849	$64,355	$197,487	$172,416
Services	68,866	55,825	196,806	156,777

Total revenues	136,715	120,180	394,293	329,193
Cost of revenues:
Licenses	1,241	1,151	3,746	3,312
Services	12,148	9,491	36,386	27,075
Amortization of purchased technology	3,450	3,357	10,278	8,301

Total cost of revenues	16,839	13,999	50,410	38,688

Gross profit	119,876	106,181	343,883	290,505
Operating expenses:
Sales and marketing	60,813	51,870	180,056	142,953
Research and development	27,109	22,507	83,391	64,860
General and administrative	18,001	12,169	48,812	34,722
Amortization of other purchased intangible assets	1,541	2,183	5,211	4,957
In-process research and development	550	6,900	850	7,950

Total operating expenses	108,014	95,629	318,320	255,442
Gain on sale of Vista Plus product suite	—	39	—	39

Income from operations	11,862	10,591	25,563	35,102
Other income (expense), net	1,133	355	7,620	(1,377)

Income before income tax provision	12,995	10,946	33,183	33,725
Income tax provision	2,551	6,411	7,539	16,306

Net income	$10,444	$4,535	$25,644	$17,419

Net income per share:
Basic	$0.10	$0.05	$0.25	$0.18

Diluted	$0.10	$0.04	$0.25	$0.17

Weighted average shares:
Basic	101,794	98,217	101,231	97,082
Diluted	104,090	102,113	103,952	100,369

(1)	See Note 2 of our Notes to Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
		As Restated (1)
Cash flows from operating activities:
Net income	$25,644	$17,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,284	21,851
Compensation expense associated with stock option grants	21,252	9,976
Deferred income taxes	(15)	(57)
Gain on sale of Vista Plus product suite	—	(39)
Excess tax benefit related to stock-based compensation	(6,180)	4,935
Provision for bad debts	167	75
In-process research and development	850	7,950
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	18,468	12,893
Prepaid expenses and other current assets	2,094	(1,001)
Other assets	(1,940)	(950)
Accounts payable	966	(2,080)
Accrued compensation	(3,672)	(3,110)
Other accrued expenses	(2,057)	(4,393)
Litigation settlement payment	—	(16,000)
Income taxes payable	(14,553)	(2,084)
Deferred revenue	23,766	14,174
Other liabilities	(252)	(1,232)

Net cash provided by operating activities	90,822	58,327
Cash flows from investing activities:
Purchases of property and equipment	(14,288)	(34,234)
Cash paid for acquisitions, net of cash acquired	(17,472)	(115,305)
Proceeds from sale of Vista Plus product suite	—	2,039
Purchases of cost-method investments	(3,803)	—
Sales and maturities of marketable securities	32,856	54,982

Net cash used in investing activities	(2,707)	(92,518)
Cash flows from financing activities:
Proceeds from repurchase agreement	—	10,008
Repayment of repurchase agreement	—	(12,725)
Repayment of notes payable	—	(51)
Repayment of capital lease obligations	(199)	(270)
Proceeds from the exercise of stock options	18,825	7,147
Excess tax benefit related to stock-based compensation	6,180	—

Net cash provided by financing activities	24,806	4,109
Effect of exchange rate changes on cash and cash equivalents	(2,842)	2,678

Net increase (decrease) in cash and cash equivalents	110,079	(27,404)
Cash and cash equivalents, beginning of period	121,025	118,160

Cash and cash equivalents, end of period	$231,104	$90,756

Supplemental disclosures of consolidated cash flow information:
Cash paid for interest	$45	$115

Cash paid for income taxes	$22,341	$12,236

Supplemental schedule of non-cash investing and financing activities:
Unrealized gain (loss) on marketable securities	$584	$(890)

Unpaid purchases of property and equipment	$688	$—

Fair value of stock options and common stock issued in connection with acquisitions	$—	$34,884

(1)	See Note 2 of our Notes to Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		As Restated (1)		As Restated (1)
Net income	$10,444	$4,535	$25,644	$17,419
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	682	(502)	584	(890)

Comprehensive income	$11,126	$4,033	$26,228	$16,529

(1)	See Note 2 of our Notes to Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

QUEST SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Basis of Presentation

Quest Software, Inc. (“Quest,” the “Company,” “we,” “us” or “our”) was incorporated in California in 1987 and is a leading developer and vendor of application, database and Windows management software products. We also provide consulting, training, and support services to our customers. Our accompanying unaudited condensed consolidated financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005, reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risks,” and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in Quest’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”) to be filed with the SEC concurrently with this Quarterly Report. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period.

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value, on an instrument-by-instrument basis. The fair value measurement election is irrevocable and requires that unrealized gains and losses are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not determined whether we will elect to measure items subject to SFAS 159 at fair value and, as a result, have not assessed the potential effect if any of implementing this standard.

In September 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. FSP No. AUG AIR-1 disallowed the use of the accrual method when accounting for planned major maintenance activities, such as the aircraft engine overhaul planned on our corporate aircraft held for sale, thereby requiring the use of one of the other three approved methods under the AICPA Industry Audit Guide, Audits of Airlines. FSP No. AUG AIR-1 requires retrospective application for all financial statements presented and must be applied to financial statements filed with the Securities Exchange Commission (“SEC”) for fiscal years beginning after December 15, 2006, with early adoption permitted as of the beginning of a fiscal year. Effective fiscal year 2006, we adopted the direct expensing method which requires us to expense engine overhauls, as well as other major maintenance activities, as they are incurred. The adoption of the FSP is considered a change in accounting principle adopted by the FASB with retroactive application as described in SFAS No. 154, Accounting Changes and Error Corrections. As a result of early adoption, we reversed all engine overhaul accruals expensed in each of the appropriate periods from 2002 to the first quarter of 2006 and recorded engine overhaul expenses in the periods charges were incurred. Charges related to planned major maintenance on our corporate aircraft were incurred in the third quarter of 2006 and the corporate aircraft was subsequently sold in the fourth quarter of 2006. The effect of adopting FSP No. AUG AIR-1 on our consolidated balance sheet at December 31, 2005 was a decrease of $1.0 million in other accrued expenses, an increase of $0.4 million in the deferred tax liability and an increase of $0.6 million in our retained earnings. The effects of adopting FSP No. AUG AIR-1 are included in the tables in Note 2.

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

2. Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarter ended March 31, 2006, the Company’s management determined that incorrect measurement dates were used for financial accounting purposes for certain stock option grants made in prior periods and that other stock option and non-stock option related errors in its historical financial statements require correction, as described in more detail below. As a result, the condensed consolidated financial statements as of December 31, 2005 and for the three and nine months ended September 30, 2005 have been restated from the amounts previously reported to correct these errors. The after tax effect to net income of all restatement adjustments amounted to $1.6 million and $8.5 million for the three and nine months ended September 30, 2005.

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

We classified option grants subject to the investigation into in three time periods: (1) June 1998 through August 1999 (the “Pre-IPO Period”); (2) September 1999 through April 30, 2002; and (3) May 1, 2002 through December 2005. Because annual, broad-based grants were made in a process substantially similar to new hire and merit grants, we did not separately classify option grants by the nature of their granting process. Based on the facts obtained as a result of the Special Committee investigation, we identified grants for which we used an incorrect measurement date for financial accounting purposes, as defined under Generally Accepted Accounting Principles in the United States, or GAAP. To determine the correct accounting measurement dates for these grants we followed the guidance in Accounting Principles Board (“APB”) No. 25, which deems the “measurement date” to be the first date on which all of the following are known with finality: (1) the identity of the individual employee who is entitled to receive the option grant; (2) the number of options that the individual employee is entitled to receive; and (3) the option’s exercise price.

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

Corrections to the measurement dates for option grants during the Pre-IPO Period resulted in the recording of additional pre-tax stock based compensation of $23.3 million.

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

Post IPO Grants – May 1, 2002 through December 2005

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

As a result of the errors in determining measurement dates, certain options were determined to have been granted at an exercise price below the market value of our stock on the actual grant date. The primary adverse tax consequences are: (1) that the re-measured options vesting after December 31, 2004 are potentially subject to option holder excise tax under Section 409A of the Internal Revenue Code (and, as applicable, similar excise taxes under state law); and (2) certain incentive stock options previously granted, could be deemed granted at below market value producing incremental payroll tax liabilities. As a result during the six months ended June 30, 2006, the Company recorded approximately $0.6 million in liabilities related to the anticipated settlement by the Company of payroll and excise taxes on behalf of the Company's employees for options that were exercised during 2006.

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

•

The Special Committee also directed the Company to request repayment from Section 16 Insiders of an amount representing the estimated after-tax gain realized by such Section 16 Insiders from exercises of Executive Options, except for Anthony Foley, and Eyal Aronoff (whose payment was subject to a cap of $200,000). As of the date of this report, the Company has received repayments totaling $157,831. Mr. Smith and Mr. Morse have never exercised any stock options granted to them by the Company and had no such gain to repay.

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

Non-Stock Option Related Adjustments

The Company has determined that additional errors in its historical financials statements require correction in this restatement. Many of these errors were identified by the Company or its auditors in connection with the restatement related procedures. Other adjustments include items identified in prior periods, but deemed them not to be material to the Company’s results of operations, and are included in this restatement. A summary of the impact of these adjustments to pre-tax income for the three and nine months ended September 30, 2005 (in thousands), is as follows:

(Increase) Decrease in Pre-Tax Income

Category	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Revenue Adjustments
Financial system programming error	$(51)	$(176)
Incorrect interpretation of complex orders	715	1,470
Inconsistent application of company policies	293	530
Other	139	529

Total Revenue Adjustments	1,096	2,353

Expense Adjustments
Incorrect application of SFAS No. 144	274	541
Incorrect interpretation of complex orders	(89)	(78)
Incorrect application of company policies	(18)	(6)
Other	43	281

Total Expense Adjustments	210	738

Other Income (Expense), Net Adjustments
Incorrect application of SFAS No. 52	135	(113)
Other	(8)	20

Total Other Income (Expense), Net Adjustments	127	(93)

Total All Adjustments	$1,433	$2,998

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

Impact of Errors on Previously Issued Consolidated Financial Statements

As a result of the findings of the Special Committee’s investigation with respect to employee stock options and the other adjustments described in this footnote, our condensed consolidated financial statements for the three and nine months ended September 30, 2005 have been restated. We recorded additional stock-based compensation expense and other accounting adjustments, and related tax adjustments, affecting our previously-reported financial statements for 1999 through 2004, the effects of which are summarized below in cumulative effect on our January 1, 2005 opening accumulated deficit.

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

The following tables present the impact of the Restatement on the Company’s previously issued condensed consolidated balance sheet as of December 31, 2005 and condensed consolidated income statements, statement of cash flows and statements of comprehensive income for the three and nine months ended September 30, 2005:

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2005
	As Previously Reported	Adjustments				As Restated
ASSETS
Current assets:
Cash and cash equivalents	$121,025	$—		$—		$121,025
Short-term marketable securities	74,398	—		—		74,398
Accounts receivable, net of allowances of $17,088 as previously reported and $18,410 as restated	116,052	(8,725)	(2)	—		107,327
Prepaid expenses and other current assets	15,202	51	(2)	—		15,253
Deferred income taxes	11,905	779	(3)	(389)	(4)	12,295

Total current assets	338,582	(7,895)		(389)		330,298
Property and equipment, net	82,845	199	(2)	—		83,044
Long-term marketable securities	47,538	—		—		47,538
Amortizing intangible assets, net	68,975	(1,360)	(2)	—		67,615
Goodwill	430,239	(290)	(1)	—		429,949
Deferred income taxes	—	26,675	(3)	—		26,675
Other assets	4,828	—		—		4,828

Total assets	$973,007	$17,329		$(389)		$989,947

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,756	$—		$—		$3,756
Accrued compensation	32,696	659	(2)	—		33,355
Other accrued expenses	34,351	(40)	(2)	(971)	(4)	33,340
Income taxes payable	19,554	(23)	(3)	—		19,531
Current portion of deferred revenue	140,267	(3,896)	(2)	—		136,371

Total current liabilities	230,624	(3,300)		(971)		226,353
Long-term liabilities:
Long-term portion of deferred revenue	34,980	3,452	(2)	—		38,432
Deferred income taxes	10,576	(10,576)	(3)	—		—
Other long-term liabilities	1,460	270	(2)	—		1,730

Total long-term liabilities	47,016	(6,854)		—		40,162
Commitments and contingencies (Notes 5 and 13)
Shareholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; no shares issued or outstanding	—	—		—		—
Common stock, no par value, 200,000 shares authorized; 99,761 shares issued and outstanding	676,285	118,578	(1)	—		794,863
Retained earnings (accumulated deficit)	41,942	(97,216)	(1-3)	582	(4)	(54,692)
Accumulated other comprehensive loss	(1,716)	—		—		(1,716)
Unearned compensation	(3,930)	(11,093)	(1)	—		(15,023)
Note receivable from sale of common stock	(17,214)	17,214	(1)	—		—

Total shareholders’ equity	695,367	27,483		582		723,432

Total liabilities and shareholders’ equity	$973,007	$17,329		$(389)		$989,947

(1)	Stock option related adjustments.

(2)	Other non-stock option related adjustments.

(3)	Tax effect of all restatement adjustments.

(4)	Represents adjustments related to the retrospective adoption of a change in accounting for planned major maintenance activities on our corporate aircraft. See Note 1 above.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30, 2005
	As Previously Reported	Adjustments			As Restated
Revenues:
Licenses	$65,515	$(1,160)	$—		$64,355
Services	55,761	64	—		55,825

Total revenues	121,276	(1,096)	—		120,180
Cost of revenues:
Licenses	1,151	—	—		1,151
Services (1)	9,483	8	—		9,491
Amortization of purchased technology	3,083	274	—		3,357

Total cost of revenues	13,717	282	—		13,999

Gross profit	107,559	(1,378)			106,181
Operating expenses:
Sales and marketing (1)	51,002	868	—		51,870
Research and development (1)	22,220	287	—		22,507
General and administrative (1)	11,486	683	—		12,169
Amortization of other purchased intangible assets	2,183	—	—		2,183
In-process research and development	6,900	—	—		6,900

Total operating expenses	93,791	1,838	—		95,629
Gain on sale of Vista Plus product suite (3)	—	39	—		39

Income from operations	13,768	(3,177)	—		10,591
Other income (expense), net	314	(166)	207	(2)	355

Income before income tax provision	14,082	(3,343)	207		10,946
Income tax provision	8,118	(1,707)	—		6,411

Net income	$5,964	$(1,636)	$207		$4,535

Basic net income per share	$0.06	$(0.01)	$—		$0.05

Diluted net income per share	$0.06	$(0.02)	$—		$0.04

Weighted-average shares:
Basic	98,217	—	—		98,217
Diluted	101,624	489	—		102,113
(1) Stock-based compensation and related payroll taxes:
Cost of licenses	$—	$—	$—		$—
Cost of services	71	8	—		79
Sales and marketing	491	975	—		1,466
Research and development	662	287	—		949
General and administrative	88	640	—		728

Total stock-based compensation and related payroll taxes	$1,312	$1,910	$—		$3,222

(2)	Represents adjustments related to the retrospective adoption of a change in accounting for planned major maintenance activities on our corporate aircraft. See Note 1 above.

(3)	The “as previously reported amount” in 2005 was disclosed within other income (expense), net.

	Nine Months Ended September 30, 2005
	As Previously Reported	Adjustments			As Restated
Revenues:
Licenses	$174,845	$(2,429)	$—		$172,416
Services	156,905	(128)	—		156,777

Total revenues	331,750	(2,557)	—		329,193
Cost of revenues:
Licenses (1)	3,311	1	—		3,312
Services (1)	26,844	231	—		27,075
Amortization of purchased technology	7,760	541	—		8,301

Total cost of revenues	37,915	773	—		38,688

Gross profit	293,835	(3,330)			290,505
Operating expenses:
Sales and marketing (1)	140,029	2,924	—		142,953
Research and development (1)	63,980	880	—		64,860
General and administrative (1)	31,751	2,971	—		34,722
Amortization of other purchased intangible assets	4,957	—	—		4,957
In-process research and development	7,950	—	—		7,950

Total operating expenses	248,667	6,775	—		255,442
Gain on sale of Vista Plus product suite (3)	—	—	39		39

Income from operations	45,168	(10,105)	39		35,102
Other income (expense), net	(1,718)	93	248	(2)	(1,377)

Income before income tax provision	43,450	(10,012)	287		33,725
Income tax provision	17,780	(1,474)	—		16,306

Net income	$25,670	$(8,538)	$287		$17,419

Basic net income per share	$0.26	$(0.08)	$—		$0.18

Diluted net income per share	$0.26	$(0.09)	$—		$0.17

Weighted-average shares:
Basic	97,082	—	—		97,082
Diluted	100,154	215	—		100,369
(1) Stock-based compensation and related payroll taxes:
Cost of licenses	$—	$1	$—		$1
Cost of services	146	231	—		377
Sales and marketing	1,055	3,212	—		4,267
Research and development	1,083	880	—		1,963
General and administrative	109	2,690	—		2,799

Total stock-based compensation and related payroll taxes	$2,393	$7,014	$—		$9,407

(2)	Represents adjustments related to the retrospective adoption of a change in accounting for planned major maintenance activities on our corporate aircraft. See Note 1 above.

(3)	The “as previously reported amount” in 2005 was disclosed within other income (expense), net.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30, 2005
	As Previously Reported	Adjustments				As Restated
Cash flows from operating activities:
Net income	$25,670	$(8,538	) (1-3)	$287	(4)	$17,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,006	845	(2)	—		21,851
Compensation expense associated with stock option grants	2,032	7,944	(1)	—		9,976
Deferred income taxes	(57)	—		—		(57)
Gain on sale of Vista Plus product suite	(39)	—		—		(39)
Excess tax benefit related to stock option exercises	4,935	—		—		4,935
Provision for bad debts	77	(2	) (2)	—		75
In-process research and development	7,950	—		—		7,950
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	10,482	2,411	(2)	—		12,893
Prepaid expenses and other current assets	(1,001)	—		—		(1,001)
Other assets	(950)	—		—		(950)
Accounts payable	(2,080)	—		—		(2,080)
Accrued compensation	(1,893)	(1,217	) (2)	—		(3,110)
Other accrued expenses	(4,107)	1	(2)	(287	) (4)	(4,393)
Litigation settlement payment	(16,000)	—		—		(16,000)
Income taxes payable	(611)	(1,473)		—		(2,084)
Deferred revenue	14,148	26	(2)	—		14,174
Other liabilities	(1,232)	—		—		(1,232)

Net cash provided by operating activities	58,330	(3)		—		58,327
Cash flows from investing activities:
Purchases of property and equipment, net	(34,234)	—		—		(34,234)
Cash paid for acquisitions, net of cash acquired	(115,305)	—		—		(115,305)
Proceeds from sale of Vista Plus product suite	2,039	—		—		2,039
Sales and maturities of marketable securities	54,982	—		—		54,982

Net cash used in investing activities	(92,518)	—		—		(92,518)
Cash flows from financing activities:
Proceeds from repurchase agreement	10,008	—		—		10,008
Repayment of repurchase agreement	(12,725)	—		—		(12,725)
Repayment of notes payable	(51)	—		—		(51)
Repayment of capital lease obligations	(270)	—		—		(270)
Proceeds from the exercise of stock options	7,147	—		—		7,147

Net cash provided by financing activities	4,109	—		—		4,109
Effect of exchange rate changes on cash and cash equivalents	2,678	—		—		2,678

Net decrease in cash and cash equivalents	(27,401)	(3)		—		(27,404)
Cash and cash equivalents, beginning of period	118,157	3		—		118,160

Cash and cash equivalents, end of period	$90,756	$—		$—		$90,756

Supplemental disclosures of consolidated cash flow information:	$115	$—		$—		$115

Cash paid for interest	$12,236	$—		$—		$12,236

Cash paid for income taxes
Supplemental schedule of non-cash investing and financing activities:

Unrealized loss on marketable securities	$(890)	$—		$—		$(890)

Fair value of stock options and common stock issued in connection with acquisitions	$—	$—		$34,884	(5)	$34,884

(1)	Stock option related adjustments.

(2)	Other non-stock option related adjustments.

(3)	Tax effect of all restatement adjustments.

(4)	Represents adjustments related to the retrospective adoption of a change in accounting for planned major maintenance activities on our corporate aircraft. See Note 1 above.

(5)	Not previously disclosed.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30, 2005				Nine Months Ended September 30, 2005
	As Previously Reported	Adjustments		As Restated	As Previously Reported	Adjustments		As Restated
		(1)	(2)			(1)	(2)
Net income	$5,964	$(1,636)	$207	$4,535	$25,670	$(8,538)	$287	$17,419
Other comprehensive loss:
Unrealized loss on marketable securities, net of tax	(502)	—	—	(502)	(890)	—	—	(890)

Comprehensive income	$5,462	$(1,636)	$207	$4,033	$24,780	$(8,538)	$287	$16,529

(1)	Represents adjustments related to our restatement as described throughout this Report.

(2)	Represents adjustments related to the retrospective adoption of a change in accounting for planned major maintenance activities on our corporate aircraft. See Note 1 of our Notes to Consolidated Financial Statements.

3. Stock-Based Compensation

We have authorized the issuance of an aggregate of 38.5 million shares of common stock to employees, directors and consultants under the Quest Software, Inc. 1999 Stock Incentive Plan, as amended (the “1999 Plan”) and the Quest Software, Inc. 2001 Stock Incentive Plan (the “2001 Plan” and, together with the 1999 Plan, the “Plans”). Non-qualified stock options granted under the Plans generally have a 10-year life and vest ratably over a four to five year period, generally at the rate of 20% one year after the grant date and 10% semi-annually thereafter. The exercise price of all options granted under the Plans is to be established by the Plan Administrator. The Plan Administrator for the Plans is the Compensation Committee of the Board of Directors, with certain authority delegated to a secondary committee pursuant to the terms of Plans. As of September 30, 2006, 5.0 million shares were available for grant under the Plans.

Adoption of SFAS No. 123R, Share Based Payment (“SFAS 123R”) and Transition

Prior to January 1, 2006, we accounted for stock option grants in accordance with APB No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. Accordingly, we recognized compensation expense for stock option grants where the exercise price was lower than the quoted market price of our common stock on the originally stated grant date. In connection with the restatement of our previously issued financial statements, we have recognized additional stock-based compensation expense arising from corrections to measurement dates. See Note 2 above. In accordance with SFAS 123 and SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, we provided pro forma net income or loss and net income or loss per share disclosures for each period prior to the adoption of SFAS 123R, Share-Based Payment, as if we had applied the fair value-based method in measuring compensation expense for our stock-based compensation plans.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R utilizing the modified prospective transition method. As required by SFAS 123R, we estimate forfeitures of employee stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined based on historical experience. Estimated forfeitures are adjusted to actual forfeiture experience as needed. Under the modified prospective approach, compensation expense recognized during the three and nine months ended September 30, 2006 includes: (a) compensation expense for all stock-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the recognition provisions of SFAS 123R. In accordance with the modified prospective transition method, our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2005 have not been restated to reflect, and do not include, the impact of our adoption of SFAS 123R.

Prior to the adoption of SFAS 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. SFAS 123R requires that the realized tax benefit related to the excess of the deductible amount over the compensation cost recognized (excess tax benefits) be classified in the statement of cash flow as a cash inflow from financing activities and a cash outflow from operating activities. Accordingly, we classified $6.2 million of excess tax benefit related to stock-based compensation as financing cash inflows and operating cash outflows on our accompanying condensed consolidated statements of cash flows for the nine months ended September 30, 2006. In addition, we previously presented unearned compensation as a separate component of shareholders’ equity. In accordance with the provisions of SFAS 123R, upon adoption, we also reclassified the balance in unearned compensation to common stock on our accompanying condensed consolidated balance sheet.

SFAS 123R requires entities to calculate the pool of excess tax benefits (the “APIC Pool”), available as of January 1, 2006, to absorb tax deficiencies recognized in subsequent periods, assuming we had applied the provisions of the standard in prior periods. We applied the provisions of SFAS 123R in calculating the APIC Pool, which was calculated using the long-haul method.

The following table summarizes the total stock-based compensation expense, including the impact of related payroll taxes, for the three and nine months ended September 30, 2006 (in thousands, except per share data):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of licenses	$1	$6
Cost of services	281	945
Sales and marketing	2,329	6,600
Research and development	2,200	7,542
General and administrative	1,759	5,473

Reduction of income from operations and income before income tax provision	6,570	20,566
Income tax effect using the effective tax rate for each period	1,289	4,672

Reduction of net income	$5,281	$15,894

Reduction of net income per share:
Basic	$0.05	$0.16

Diluted	$0.05	$0.15

As of September 30, 2006, total unrecognized stock-based compensation cost related to unvested stock options was $49.9 million, which is expected to be recognized over a weighted-average period of 3.3 years.

Pro Forma Information Required by SFAS 123 for Periods Prior to January 1, 2006

The following table illustrates the effect on operating results and per share information had we accounted for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123 and after reflecting the change in the accounting measurement dates as discussed in Note 2 for the three and nine months ended September 30, 2005 (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income	$4,535	$17,419
Add: Stock-based compensation expense included in reported net income, net of related tax effects	1,335	4,844
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of related tax effects	(3,894)	(15,546)

Pro forma net income	$1,976	$6,717

Net income per share:
Basic	$0.05	$0.18
Basic – pro forma	$0.02	$0.07
Diluted	$0.04	$0.17
Diluted – pro forma	$0.02	$0.07

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

Dividend Yield. We do not expect to pay any dividends and, therefore, we use an expected dividend yield of zero.

We used the following assumptions to estimate the fair value of options granted during the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006		2005	2006		2005
	Range	Weighted Average	Weighted Average	Range	Weighted Average	Weighted Average
Risk-free interest rate	4.6% to 5.0%	4.9%	4.3%	4.6% to 5.2%	4.9%	4.1%
Expected life (in years)	6.3 to 7.8	6.9	6.8	6.3 to 7.8	6.6	6.6
Expected volatility	54% to 55%	55%	52%	54% to 55%	55%	52%
Expected dividend yield	None	None	None	None	None	None

Stock Option Activity

The following table represents stock option activity for the nine months ended September 30, 2006:

	Number of Shares (in thousands)	Weighted-Average Exercise Price (per share)	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2005	25,773	$13.47
Granted	564	$14.67
Exercised	(2,059)	$9.15
Canceled	(2,313)	$12.75

Outstanding at September 30, 2006	21,965	$13.98	6.64	$47,628

Vested or expected to vest at September 30, 2006	20,412	$14.02	6.45	$45,864

Exercisable at September 30, 2006	12,781	$14.69	5.60	$33,407

(1)	These amounts represent the difference between the exercise price and $14.28, the closing price of Quest Software, Inc. stock on September 29, 2006 as reported on the NASDAQ National Market, for all in-the-money options outstanding.

The weighted-average fair value of options granted during the nine months ended September 30, 2006 and 2005 was $8.64 and $7.93, respectively. The total intrinsic value of options exercised was $14.3 million and $17.7 million for the nine months ended September 30, 2006 and 2005, respectively. The total fair value of options vested during the nine months ended September 30, 2006 and 2005 was $24.6 million and $56.4 million, respectively.

4. Acquisitions

2006 Acquisitions

We completed two acquisitions, both of which have been fully consolidated, during the nine months ended September 30, 2006. The aggregate consideration paid for these transactions totaled $17.6 million paid in cash, including $0.6 million of transaction costs, and was allocated as follows: $13.8 million to goodwill, $3.6 million to amortizing intangible assets, $0.9 million to In Process Research and Development (“IPR&D”), and $0.7 million to assumed liabilities, net of tangible assets acquired. Actual results of operations of these acquisitions are included in our consolidated financial statements from the effective dates of the acquisitions.

The following represents the aggregate allocation of the purchase price for the two companies to amortizing intangible assets and IPR&D (table in thousands):

Acquired technology (weighted average useful life of 3 years)	$3,120
Customer relationships (weighted average useful life of 4.8 years)	340
Non-compete agreements (weighted average useful life of 2.6 years)	90
Acquired IPR&D	850

Total amortizing intangible assets and IPR&D	$4,400

The amount allocated to IPR&D was written off at the respective dates of acquisition because the IPR&D had no alternative uses and had not reached technological feasibility. The value assigned to IPR&D was determined utilizing the income approach by determining cash flow projections relating to identified IPR&D projects. The stage of completion of each in-process project was estimated to determine the discount rates to be applied to the valuation of the in-process technology. Based upon the level of completion and the risk associated with in-process technology, we applied discount rates that ranged from 28.4% to 33.0% to value the IPR&D projects acquired

The pro forma effects of these acquisitions in the nine months ended September 30, 2006 would not have been material to our results of operations for the three and nine months ended September 30, 2006 and fiscal 2005 and, therefore, are not presented.

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

In connection with this acquisition, $6.8 million was allocated to IPR&D and expensed immediately upon completion of the acquisition (as a charge not deductible for tax purposes), because the technological feasibility of products under development had not been established and no future alternative uses existed. At September 30, 2006, all projects identified as IPR&D were 100% complete.

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

In connection with this acquisition, $1.1 million was allocated to IPR&D and expensed immediately upon completion of the acquisition (as a charge not deductible for tax purposes), because the technological feasibility of products under development had not been established and no future alternative uses existed. At September 30, 2006, all projects identified as IPR&D were 100% complete.

Other Acquisitions – During December 2005, we acquired a 75% equity interest in Vizioncore, Inc. (“Vizioncore”), a privately-owned software company, for approximately $4.1 million in cash and substantially all of the assets of another software company for $2.0 million in cash, both fully consolidated for accounting purposes. With our investment in Vizioncore, we obtained a right to acquire the remaining 25% equity interest in the entity in the form of a call option for a purchase price to be determined by a formula, and agreed to a put option under which we may be required, in certain circumstances, to acquire the remaining equity interests in this entity for consideration to be determined by a formula. As the formula approximates fair value as of September 30, 2006, no amount has been recorded related to this put option. As of September 30, 2006, our maximum contingent liability under this put option is not determinable. Actual results of operations of Vizioncore are consolidated and included in our consolidated financial statements from the date of our investment. The minority interest in Vizioncore’s net income (loss) is reflected as an adjustment to other income (expense), net.

The pro forma effects of all of the above acquisitions, individually or in the aggregate, in the three and nine months ended September 30, 2006 and the fiscal year 2005 would not have been material to our results of operations for the three and nine months ended September 30, 2006 and fiscal 2005 and, therefore, are not presented in a pro forma table.

5. Aircraft Held for Sale

During the second quarter of fiscal 2006, we implemented a plan to market and sell our corporate aircraft. Accordingly, the corporate aircraft is classified in long-term assets as held for sale in our September 30, 2006 balance sheet. See Note 15 below.

6. Goodwill and Amortizing Intangible Assets

Amortizing intangible assets are comprised of the following (in thousands):

	September 30, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$95,431	$(57,636)	$37,795	$92,569	$(47,358)	$45,211
Customer relationships	21,431	(13,208)	8,223	21,071	(11,273)	9,798
Existing maintenance contracts	3,990	(1,786)	2,204	3,970	(1,201)	2,769
Non-compete agreements	10,215	(6,294)	3,921	10,175	(4,473)	5,702
Trademarks	5,970	(2,705)	3,265	5,970	(1,835)	4,135

	$137,037	$(81,629)	$55,408	$133,755	$(66,140)	$67,615

Amortization expense for amortizing intangible assets was $5.0 million and $15.5 million for the three and nine months ended September 30, 2006, respectively. This compares to $5.5 million and $13.3 million for the three and nine months ended September 30, 2005, respectively. Estimated annual amortization expense related to amortizing intangible assets reflected on our September 30, 2006 balance sheet is as follows (in thousands):

Estimated Annual Amortization Expense
2006 (remaining quarter)	$7,202
2007	18,070
2008	15,139
2009	8,809
2010 and thereafter	6,188

$55,408

All intangible assets reflected on our September 30, 2006 balance sheet are expected to be fully amortized by the end of 2012.

The changes in the carrying amount of goodwill by reportable operating segment for the nine months ended September 30, 2006 are as follows (in thousands):

	Licenses	Services	Total
Balance as of December 31, 2005	$333,176	$96,773	$429,949
Acquisitions	8,255	5,504	13,759
Adjustments (1)	(75)	39	(36)

Balance as of September 30, 2006	$341,356	$102,316	$443,672

(1)	Tax related adjustments to the preliminary purchase price allocations for various acquisitions.

7. Cost Method Investments

We made minority cost-method investments, aggregating $3.8 million in three early stage private companies for business and strategic purposes during the nine months ended September 30, 2006. These investments were accounted for under the cost-method, as the equity securities do not have a readily determined market value and we do not have the ability to exercise significant influence. Our investments in non-consolidated companies are included in other assets in our unaudited condensed consolidated balance sheet at September 30, 2006 and December 31, 2005 and were valued at $5.5 million and $1.8 million, respectively.

8. Obligation Under Repurchase Agreement

In July 2005 we entered into a repurchase agreement utilizing $10.4 million of our investment securities as collateral to partially fund our acquisition of Vintela. Our remaining obligation under this agreement of $10.1 million was paid in full in December 2005.

9. Other Income (Expense), Net

Other income (expense), net consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income	$3,125	$1,354	$7,506	$5,009
Interest expense	(8)	(124)	(78)	(224)
Foreign currency (loss) gain, net	(435)	(383)	2,551	(4,617)
Other expense, net (1)	(1,549)	(492)	(2,359)	(1,545)

Total other income (expense), net	$1,133	$355	$7,620	$(1,377)

(1)	Other expense, net includes several other components, primarily costs incurred with operating and maintaining our corporate aircraft (which was sold in November 2006). During 2006, we also included adjustments for the minority interest in Vizioncore’s net income (loss), which were not material during the three or nine months ended September 30, 2006.

10. Income Tax Provision

The effective income tax rate for the three and nine months ended September 30, 2006 was approximately 19.6% and 22.7%, respectively, compared to 58.6% and 48.4% in the comparable periods of 2005. The difference in the tax rate for the nine months ended September 30, 2006 was primarily due to a shift of profitability from higher-tax to lower-tax jurisdictions, the realization of previously valued foreign net operating losses and a permanent difference between GAAP pre-tax income and taxable income as a result of a $6.8 million non-deductible write-off of in-process research and development recorded in 2005.

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

The table below sets forth the reconciliation of the denominator of the earnings per share calculation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Shares used in computing basic net income per share	101,794	98,217	101,231	97,082
Dilutive effect of stock options (1)	2,296	3,896	2,721	3,287

Shares used in computing diluted net income per share	104,090	102,113	103,952	100,369

(1)	Options to purchase 13.6 million and 9.1 million shares of common stock during the three months ended September 30, 2006 and 2005, respectively, and 12.6 million and 9.5 million shares of common stock during the nine months ended September 30, 2006 and 2005, respectively, were outstanding but were not included in the computation of net income per share as inclusion would have been anti-dilutive.

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

Reportable segment data for the three and nine months ended September 30, 2006 and 2005, respectively, is as follows (in thousands):

	Licenses	Services	Total
Three months ended September 30, 2006
Revenues	$67,849	$68,866	$136,715
Cost of Revenues	4,691	12,148	16,839

Gross profit	$63,158	$56,718	$119,876

Three months ended September 30, 2005
Revenues	$64,355	$55,825	$120,180
Cost of Revenues	4,508	9,491	13,999

Gross profit	$59,847	$46,334	$106,181

Nine months ended September 30, 2006
Revenues	$197,487	$196,806	$394,293
Cost of Revenues	14,024	36,386	50,410

Gross profit	$183,463	$160,420	$343,883

Nine months ended September 30, 2005
Revenues	$172,416	$156,777	$329,193
Cost of Revenues	11,613	27,075	38,688

Gross profit	$160,803	$129,702	$290,505

Revenues are attributed to geographic areas based on the location of the entity to which the products or services were delivered. Revenues and long-lived assets concerning principal geographic areas in which we operate are as follows (in thousands):

	United States	United Kingdom	Other International (2)	Total
Three months ended September 30, 2006:
Revenues	$82,458	$18,499	$35,758	$136,715
Long-lived assets (1)	$109,142	$6,153	$8,468	$123,763
Three months ended September 30, 2005:
Revenues	$78,124	$14,323	$27,733	$120,180
Long-lived assets (1)	$164,521	$2,105	$6,415	$173,041
Nine months ended September 30, 2006:
Revenues	$244,139	$49,846	$100,308	$394,293
Long-lived assets (1)	$109,142	$6,153	$8,468	$123,763
Nine months ended September 30, 2005:
Revenues	$209,399	$41,349	$78,445	$329,193
Long-lived assets (1)	$164,521	$2,105	$6,415	$173,041

(1)	Excludes amortizing intangible assets, net, goodwill and deferred income taxes.

(2)	No single country within Other International accounts for greater than 10% of total revenues.

13. Commitments and Contingencies

Securities Litigation. From June 2006 through August 2006 a number of purported Quest Software shareholders filed putative shareholder derivative actions against the Company, the members of our Board of Directors, and certain current or former officers, alleging, among other things, that the defendants improperly dated certain Quest Software employee stock option grants. Two of these cases, Eng v. Smith, et al. (Case No. 06-cv-751 DOC(RNBx)) and Freedman v. Smith, et al. (Case No. 06-cv-763 DOC(RNBx)) have been consolidated in the United States District Court for the Central District of California. The plaintiffs filed a consolidated amended complaint in November 2006 and a further amended consolidated complaint in September 2007. In addition, two putative shareholder derivative actions, Patterson v. Aronoff, et al. (Case No. 06CC00115) and Hodge v. Aronoff, et al. (Case No. 06CC06787), were filed in the California Superior Court for the County of Orange. The state court derivative actions were consolidated in July 2006.

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

In the normal course of our business, we enter into certain types of agreements that require us to indemnify or guarantee the obligations of other parties. These commitments include (i) intellectual property indemnities to licensees of our software products, (ii) indemnities to certain lessors under office space leases for certain claims arising from our use or occupancy of the related premises, or for the obligations of our subsidiaries under leasing arrangements, (iii) indemnities to customers, vendors and service providers for claims based on negligence or willful misconduct of our employees and agents, (iv) indemnities to our directors and officers to the maximum extent permitted under applicable law, and (v) letters of credit and similar obligations as a form of credit support for our international subsidiaries and certain resellers. The terms and duration of these commitments varies and, in some cases, may be indefinite, and certain of these commitments do not limit the maximum amount of future payments we could become obligated to make there under; accordingly, our actual aggregate maximum exposure related to these types of commitments cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for obligations of this nature, and no liabilities have been recorded for these obligations in our financial statements included in this report, as the estimated fair value of these obligations as of September 30, 2006 was considered nominal.

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

In November 2006, we completed the sale of our corporate aircraft that was classified as held for sale at September 30, 2006 to a third party for $15.6 million in cash, net of $0.3 million in transaction fees. The sale resulted in a pre-tax gain of $4.0 million.

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

Restatement

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarter ended March 31, 2006, the Company’s management determined that incorrect measurement dates were used for financial accounting purposes for certain stock option grants made in prior periods and that other stock option and non-stock option related errors in its historical financial statements require correction, as described in more detail below. As a result, the consolidated financial statements as of December 31, 2005 and for the three and nine months ended September 30, 2005 have been restated from the amounts previously reported to correct these errors. The after tax effect to net income of all restatement adjustments amounted to $1.6 million and $8.5 million for the three and nine months ended September 30, 2005.

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

Historical Stock Option Granting Practices

Prior to January 1, 2006, we accounted for our stock option grants under Accounting Principles Board Opinion No. 25 (“APB No. 25”) and had provided the required disclosures pursuant to the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). On January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”), under the modified prospective method. For the accounting measurement date revisions made, we revised the historical pro forma footnote disclosures in accordance with SFAS 123. Additionally, we restated our consolidated financial statements for the three months ended March 31, 2006 to reflect the impact of revised measurement dates on compensation expense recognized in accordance with SFAS 123R.

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

We classified option grants subject to the investigation into in three time periods: (1) June 1998 through August 1999 (the “Pre-IPO Period”); (2) September 1999 through April 30, 2002; and (3) May 1, 2002 through December 2005. Because annual, broad-based grants were made in a process substantially similar to new hire and merit grants, we did not separately classify option grants by the nature of their granting process. Based on the facts obtained as a result of the Special Committee investigation, we identified grants for which we used an incorrect measurement date for financial accounting purposes, as defined under Generally Accepted Accounting Principles in the United States, or GAAP. To determine the correct accounting measurement dates for these grants we followed the guidance in APB No. 25, which deems the “measurement date” to be the first date on which all of the following are known with finality: (1) the identity of the individual employee who is entitled to receive the option grant; (2) the number of options that the individual employee is entitled to receive; and (3) the option’s exercise price.

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

Corrections to the measurement dates for option grants during the Pre-IPO Period resulted in the recording of additional pre-tax stock based compensation of $23.3 million.

Post IPO Grants-September 1999 through April 2002

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

Post IPO Grants – May 1, 2002 through December 2005

The Special Committee performed a detailed review of all stock option grants awarded between May 1, 2002 and June 30, 2003 and all annual grants awarded between May 1, 2002 and December 2005. Measurement date exceptions were noted for 45 grants covering options to purchase 294,750 shares, for which an additional stock-based compensation expense of approximately $278,000 has been recorded in the restated financial statements included in this Report. Based on noted improvements in the Company’s stock option granting practices during this period, including delegations of authority to the Secondary Committee and evidence of grant date determinations based on completion of required granting actions, the Special Committee determined to conduct limited sampling and testing of new hire and merit stock option grants awarded after June 30, 2003. The Special Committee sampled 88 new hire and merit grants, covering 5,082,350 shares of Common Stock (61% of all shares covered by new hire and merit option grants). The remaining new hire and merit stock option grants occurring during the period from July 1, 2003 through December 31, 2005 were not individually reviewed and did not appear to have any unusual pricing or other characteristics indicating a need for full individual review. Sampling and other analysis indicated that these remaining grants consisted of new hire and merit grants to non-officer employees. Various tests were performed to determine whether these remaining grants had any unique pricing or other characteristics. None were identified, although measurement dates exceptions were noted for 13 grants covering options to purchase 483,500 shares, for which an additional stock-based compensation expense of approximately $41,000 has been recorded in the restated financial statements included in this Report. Given the immaterial number of shares and limited income statement impact, along with the absence of unique pricing or other characteristics, additional review procedures were not deemed necessary for these remaining grants occurring after June 30, 2003 and were therefore not applied.

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

We may also incur additional expenses as a result of certain federal and state income tax consequences of the findings of our stock option investigation. We have determined that many of our outstanding stock option awards are deemed to have been granted at an exercise price below the market value of our stock on the actual accounting measurement date. The primary adverse tax consequences are: (1) that the re-measured options vesting after December 31, 2004 are potentially subject to option holder excise tax under Section 409A of the Internal Revenue Code (and, as applicable, similar excise taxes under state law); and (2) certain incentive stock options previously granted, could be deemed granted at below market value producing incremental payroll tax liabilities. We have recorded approximately $0.6 million of expenses in the year ended December 31, 2006 relating to the anticipated settlement by the Company of federal and applicable state income taxes on behalf of the Company's employees for tainted options that were exercised during 2006. Employees of the Company who continue to hold tainted options that vested after December 31, 2004 or are still unvested may be subject to additional taxes, penalties and interest under Section 409A if no action is taken to cure the options from exposure under Section 409A before December 31, 2008. The Company has yet to determine whether it will either implement a plan to assist the affected employees for the amount of this tax, adjust the terms of the original option grant, or adjust the terms of the original option grant and pay the affected employees an amount to compensate such employees for this lost benefit with respect to the unexercised options that vested after December 31, 2004.

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

•

The Special Committee also directed the Company to request repayment from Section 16 Insiders of an amount representing the estimated after-tax gain realized by such Section 16 Insiders from exercises of Executive Options, except for Anthony Foley, and Eyal Aronoff (whose requested payment is subject to a cap of $200,000). As of the date of this report, the Company has received repayments totaling $157,831. Mr. Smith and Mr. Morse have never exercised any stock options granted to them by the Company and had no such gain to repay.

Officer	Gain To Repay
Eyal Aronoff	$200,000
Douglas F. Garn	$64,000
David M. Doyle	$59,056
Kevin E. Brooks	$34,775

•

The Special Committee also determined to adopt a variety of process and corporate governance changes, including changes adopted in connection with the proposed settlement of the Company’s shareholder derivative litigation. The proposed corporate governance measures include, among other things, implementing certain policies, procedures and guidelines for stock option grants, adopting additional standards of director independence, adopting the “majority vote” standard for uncontested elections of directors, incorporating term limits for independent directors (16 years) and for audit committee members (10 consecutive years), and incorporating additional policies, procedures and guidelines. In addition, the Board approved certain amendments to the Company’s 1999 Stock Incentive Plan and 2001 Stock Incentive Plan. The stock option plan amendments include a new requirement that the exercise price for all nonqualified stock options (i.e., stock options which do not qualify for “incentive stock option” treatment under applicable provisions of the Internal Revenue Code of 1986, as amended) must be not less than the market value of Quest’s common stock on the grant date. Prior to this change, the exercise price for nonqualified stock options was required by the plans to be established by the applicable Plan Administrator. The Company’s Board of Directors also approved related updates to the written charters of the Board’s Audit Committee, Compensation Committee and Nominating & Corporate Governance Committee, and a related update to the Company’s Corporate Governance Guidelines.

Non-Stock Option Related Adjustments

The Company has determined that additional errors in its historical financials statements require correction in this restatement. Many of these errors were identified by the Company or its auditors in connection with the restatement related procedures. Other adjustments include items identified in prior periods, but deemed them not to be material to the Company’s results of operations, and are included in this restatement. A summary of the impact of these adjustments to pre-tax income for the three and nine months ended September 30, 2005 (in thousands), is as follows:

(Increase) Decrease in Pre-Tax Income

Category	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Revenue Adjustments
Financial system programming error	$(51)	$(176)
Incorrect interpretation of complex orders	715	1,470
Inconsistent application of company policies	293	530
Other	139	529

Total Revenue Adjustments	1,096	2,353

Expense Adjustments
Incorrect application of SFAS No. 144	274	541
Incorrect interpretation of complex orders	(89)	(78)
Incorrect application of company policies	(18)	(6)
Other	43	281

Total Expense Adjustments	210	738

Other Income (Expense), Net Adjustments
Incorrect application of SFAS No. 52	135	(113)
Other	(8)	20

Total Other Income (Expense), Net Adjustments	127	(93)

Total All Adjustments	$1,433	$2,998

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

First, a programming error made at the time of our financial system’s initial implementation in 2000, resulted in a systematic miscalculation of the timing of revenue recognition across certain of the Company’s orders that contained a post-contract technical support services (referred to as PCS) line item. The error was identified and corrected in 2005 however we failed to evaluate the impact of the programming error and its effect on previously reported revenues. This error caused a shift in the timing of revenue recognition for all affected orders across numerous quarters and years, resulting in periodic quarterly over and understatements of revenue.

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

Impact of Errors on Previously Issued Condensed Consolidated Financial Statements

As a result of the findings of the Special Committee’s investigation with respect to employee stock options and the other adjustments described in this Report, our condensed consolidated financial statements for the three and nine months ended September 30, 2005 have been restated. We recorded additional stock-based compensation expense and other accounting adjustments, and related tax adjustments, affecting our previously-reported financial statements for 1999 through 2004, the effects of which are summarized in cumulative adjustments on our January 1, 2005 opening accumulated deficit.

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

We also provide PSO services which relate to installation of our products and do not include significant customization to or development of the underlying software code. Revenue is allocated to PSO services based on VSOE of fair value and recognized as the services are performed. Such revenues represent 13.2% and 13.6% of total service revenues for the three and nine months ended September 30, 2006, respectively, and 12.9% and 13.2% of total services revenues for the three and nine months ended September 30, 2005, respectively.

Our primary expenses are our personnel costs, which include compensation, benefits and payroll related taxes, which are a function of our world-wide headcount. We estimate that these personnel related costs represented approximately 67% and 66% of total expenses in the three and nine months ended September 30, 2006, respectively. Our full-time employee headcount at the end of the third quarter of 2006 was approximately 2,880 compared to approximately 2,620 at the end of the third quarter in 2005. Total stock-based compensation expense and related payroll taxes increased from $3.2 million and $9.4 million in the three and nine months ended September 30, 2005, respectively, to $6.6 million and $20.6 million in the three and nine months ended September 30, 2006, respectively, representing a 104% and 119% year-over-year increase for the three and nine month periods, respectively, primarily because of our adoption of Statement of Financial Accounting Standards No. 123(R) (“123R”), Share-Based Payment.

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

Our foreign currency gains or losses are predominantly attributable to translation gains or losses on our net balances of monetary assets and liabilities in our foreign subsidiaries, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar. The foreign currency translation adjustments to these balance sheet items are calculated by comparing the currency spot rates at the end of a quarter to the spot rates at the end of the previous quarter. On this basis, we recorded, in other income (expense), net, a net loss of $0.4 million and a net gain of $2.6 million for the three and nine months ended September 30, 2006, respectively, and a net loss of $0.4 million and $4.6 million in the same periods of 2005. While currency fluctuations between 2005 and 2006 significantly impacted our other income (expense), net, foreign currency exchange rates did not materially affect our income from operations in the three and nine months ended September 30, 2006.

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

In addition to perpetual software licenses, we sell a small amount of time-based software licenses (or term licenses) each year wherein customers pay a single fee for the right to use the software and receive PCS for a defined period of time. Approximately 2% of license revenue for the three and nine months ended September 30, 2006 was generated by these time-based software licenses. All license and support revenues on these term licenses are deferred and recognized ratably over the license term.

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

The net carrying amount of amortizing intangible assets was considered recoverable at September 30, 2006. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, these intangible assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. We periodically review the carrying value of these assets to determine whether or not impairment to such value has occurred. In the event that in the future it is determined that the other intangible assets value has been impaired, an adjustment will be made in that corresponding period resulting in a charge against earnings for the write-down.

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

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R utilizing the modified prospective transition method. As required by SFAS 123R, we estimate forfeitures of employee stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined based on historical experience. Estimated forfeitures are adjusted to actual forfeiture experience as needed. Under the modified prospective approach, compensation expense recognized during the three and nine months ended September 30, 2006 includes: (a) compensation expense for all stock-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the recognition provisions of SFAS 123R. In accordance with the modified prospective transition method, our condensed consolidated financial statements for the three and nine months ended September 30, 2005 have not been restated to reflect, and do not include, the impact of SFAS 123R.

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

Based on our assessment of the factors discussed above, we consider the United States dollar to be the functional currency for each of our international subsidiaries. As a result of this determination, assets and liabilities in these subsidiaries are re-measured at current exchange rates, except for property and equipment and deferred revenue, which are re-measured at historical exchange rates. Revenues and expenses are re-measured at weighted average exchange rates in effect during the year except for revenue and costs related to the above mentioned balance sheet items which are re-measured at historical exchange rates. Accordingly, we had a net foreign currency re-measurement loss of $0.4 million and gain of $2.6 million for the three and nine months ended September 30, 2006, respectively, and a loss of $0.4 million and $4.6 million for the three and nine months ended September 30, 2005, respectively, recorded to other income (expense), net in the respective periods. Had we determined that the functional currency of our subsidiaries was the local currency, these translation gains and losses would have been included in our statement of shareholders’ equity as a component of comprehensive income for each of the periods presented.

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

Recently Issued Accounting Pronouncements

See Note 1 of our Notes to Condensed Consolidated Financial Statements for information regarding recently issued accounting pronouncements.

Results of Operations

Except as otherwise indicated, the following are percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Licenses	49.6%	53.5%	50.1%	52.4%
Services	50.4	46.5	49.9	47.6

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Licenses	0.9	1.0	1.0	1.0
Services	8.9	7.9	9.2	8.2
Amortization of purchased technology	2.5	2.8	2.6	2.5

Total cost of revenues	12.3	11.7	12.8	11.7

Gross profit	87.7	88.3	87.2	88.3
Operating expenses:
Sales and marketing	44.5	43.2	45.7	43.4
Research and development	19.8	18.7	21.1	19.7
General and administrative	13.2	10.1	12.4	10.5
Amortization of other purchased intangible assets	1.1	1.8	1.3	1.5
In-process research and development	0.4	5.7	0.2	2.4

Total operating expenses	79.0	79.5	80.7	77.5
Gain on sale of Vista Plus product suite	—	—	—	—

Income from operations	8.7	8.8	6.5	10.8
Other income (expense), net	0.8	0.3	1.9	(0.4)

Income before income tax provision	9.5	9.1	8.4	10.4
Income tax provision	1.9	5.3	1.9	5.0

Net income	7.6%	3.8%	6.5%	5.4%

Comparison of Three Months Ended September 30, 2006 and 2005

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended September 30,		Increase/(Decrease)
	2006	2005	Dollars	Percentage
Revenues:
Licenses
North America	$39,980	$42,720	$(2,740)	(6.4)%
Rest of World	27,869	21,635	6,234	28.8%

Total license revenues	67,849	64,355	3,494	5.4%

Services
North America	47,546	39,440	8,106	20.6%
Rest of World	21,320	16,385	4,935	30.1%

Total service revenues	68,866	55,825	13,041	23.4%

Total revenues	$136,715	$120,180	$16,535	13.8%

Licenses Revenues — License revenues increased 5.4% on a world-wide basis with the growth being provided by the Rest of World while North America declined year-over-year. Along product lines, license revenues from our Windows products increased year-over-year in the Rest of World while remaining flat in North America. License revenues from our Database Management and Application Management product areas in North America declined year-over-year, offset slightly by small increases in Rest of World license revenues in these same product areas.

Services Revenues — The largest component of service revenues is PCS revenue. Services revenues also include fees for PSO. Growth in new license sales leading to a larger customer installed base, which in turn drives PCS revenues and renewals of annual PCS, was the primary driver of our 23.4% growth in services revenues. In addition, revenues from PSO increased $1.8 million or 25.5% as the implementation of Windows Management and Application Management products for our customers has increased throughout the world.

Cost of Revenues

Total cost of revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended September 30,		Increase
	2006	2005	Dollars	Percentage
Cost of revenues:
Licenses	$1,241	$1,151	$90	7.8%
Services	12,148	9,491	2,657	28.0%
Amortization of purchased technology	3,450	3,357	93	2.8%

Total cost of revenues	$16,839	$13,999	$2,840	20.3%

Cost of Licenses — Cost of licenses primarily consists of third-party software royalties, product packaging, documentation, duplication, delivery and personnel costs. Cost of licenses as a percentage of license revenues was 1.8% for the three months ended September 30, 2006 and 2005. The absolute dollar increase is primarily the result of increased license sales of royalty-bearing products.

Cost of Services — Cost of services primarily consists of personnel, outside consultants, facilities and systems costs used in providing PCS and PSO. Cost of services does not include development costs related to bug fixes and upgrades which are classified in research and development and which are not separately determinable. Personnel related costs increased by approximately $1.0 million, primarily due to growth in technical support headcount (average headcount in the three months ended September 30, 2006 increased approximately 9% over the same period in 2005) and from a $0.2 million increase in stock-based compensation expense. Fees paid to outside professional services consultants in connection with new system implementation support increased by $1.4 million in the three months ended September 30, 2006 over the comparable period in 2005 as the demand for our professional services exceeded our ability to provide these services. Cost of services as a percentage of service revenues was 17.6% and 17.0% in the three months ended September 30, 2006 and 2005, respectively.

Amortization of Purchased Technology — Amortization of purchased technology includes amortization of the fair value of acquired technology associated with acquisitions made since 2002. The 2.8% increase in amortization of purchased technology is primarily due to technology acquired subsequent to September 30, 2005. Amortization of purchased technology within the cost of revenues will be approximately $5.7 million in the fourth quarter of 2006, which amount includes the impairment charge taken in connection with our restatement as described in Note 2 of our Notes to Condensed Consolidated Financial Statements.

Operating Expenses

Total operating expenses and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended September 30,		Increase/(Decrease)
	2006	2005	Dollars	Percentage
Operating expenses:
Sales and marketing	$60,813	$51,870	$8,943	17.2%
Research and development	27,109	22,507	4,602	20.4%
General and administrative	18,001	12,169	5,832	47.9%
Amortization of other purchased intangible assets	1,541	2,183	(642)	(29.4)%
In-process research and development	550	6,900	(6,350)	(92.0)%

Total operating expenses	$108,014	$95,629	$12,385	13.0%

Sales and Marketing — Sales and marketing expenses consist primarily of compensation and benefit costs for sales and marketing personnel, sales commissions, related facilities and information systems (“IS”) costs, and costs of trade shows, travel and entertainment and various discretionary marketing programs. Sales and marketing expense increased $8.9 million during the three months ended September 30, 2006 as compared to the same period in 2005. Personnel related costs increased approximately $7.9 million, of which $0.9 million was due to higher stock-based compensation expense, primarily due to implementation of SFAS 123R. The increase in personnel related costs is primarily due to significant growth in headcount within our direct sales, system engineering, telesales groups and product marketing and commissions on the increased amount of sales. Average headcount in the three months ended September 30, 2006 increased approximately 18% over the same period in 2005.

Research and Development — Research and development expenses consist primarily of compensation and benefit costs for software developers who develop new products, upgrades and bug fixes to existing products and at times provide engineering support for PCS services, software product managers, quality assurance and technical documentation personnel, associated facilities and IS costs and payments made to outside software development consultants in connection with our ongoing efforts to enhance our core technologies and develop additional products. Research and development expense increased $4.6 million during the third quarter of 2006 when compared to the third quarter of 2005. Personnel related costs increased approximately $4.0 million, of which $1.3 million related to higher stock-based compensation expense, primarily due to implementation of SFAS 123R. The increase in personnel related costs was also due to significant growth in headcount within our quality assurance and product development areas. Average headcount in the three months ended September 30, 2006 increased approximately 12% over the same period in 2005.

General and Administrative — General and administrative expenses consist primarily of compensation and benefit costs for our executive, finance, legal, human resources, administrative and IS personnel, and professional fees for audit, tax and legal services, associated facilities and IS costs. General and administrative expense increased $5.8 million during the third quarter of 2006 as compared to the same period in 2005. Personnel related costs increased approximately $2.8 million, of which $1.0 million related to higher stock-based compensation expense, primarily due to implementation of SFAS 123R. The increase in personnel related costs was primarily due to additional headcount hired to support the company’s growth. Average headcount in the three months ended September 30, 2006 increased approximately 20% over the same period in 2005. Fees associated with the investigation of our historical stock option grant practices and related accounting being conducted by the special committee of independent directors, contributed approximately $3.4 million to the overall increase in general and administrative expenses for the three months ended September 30, 2006.

Amortization of Other Purchased Intangible Assets — Amortization of other purchased intangible assets includes the amortization of customer lists, trademarks, non-compete agreements and maintenance contracts associated with acquisitions. The decrease in amortization expense from 2005 to 2006 was due to certain other purchased intangible assets related to our acquisition of Aelita Software in 2004 that were fully amortized by the end of the first quarter of 2006. Amortization of other purchased intangible assets within operating expenses will be approximately $1.5 million for the fourth quarter of 2006.

In-Process Research and Development — In-process research and development expenses relate to in-process technology acquired from Charonware in 2006 and Vintela in 2005, respectively. These costs were charged to operations as the technologies had not reached technological feasibility and did not have alternative future uses at the date of acquisition.

Other Income, Net

Other income, net includes interest income on our investment portfolio, gains and losses from foreign exchange fluctuations and gains or losses on other financial assets as well as a variety of other non-operating expenses, such as costs incurred with operating and maintaining our corporate aircraft which was sold in the fourth quarter of 2006 and the minority interest in Vizioncore. Other income, net increased to $1.1 million in the third quarter of 2006 from $0.4 million in the third quarter of 2005. Costs related to operating and maintaining our corporate aircraft increased from $0.4 million in 2005 to $1.6 million in 2006, primarily as a result of an engine overhaul performed in the September 2006 quarter. Interest income was $3.1 million and $1.4 million in the three months ended September 30, 2006 and 2005, respectively. Foreign currency losses were $0.4 million in the three months ended September 30, 2006 and 2005, respectively. Our foreign currency gains or losses are predominantly attributable to translation gains or losses on net monetary assets, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar.

Income Tax Provision

The income tax provision decreased to $2.6 million in the third quarter of 2006 from $6.4 million in the comparable period of 2005, representing a decrease of $3.9 million or 60.2%. The effective income tax rate for the three months ended September 30, 2006 was approximately 20% compared to 59% in the comparable period of 2005. The difference in the tax rate for the three months ended September 30, 2006 was primarily due to a shift of profitability from higher-tax to lower-tax jurisdictions, the realization of previously valued foreign net operating losses and a permanent difference between GAAP pre-tax income and taxable income as a result of a $6.8 million non-deductible write-off of in-process research and development recorded in 2005.

Comparison of Nine Months Ended September 30, 2006 and 2005

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Nine Months Ended September 30,		Increase/(Decrease)
	2006	2005	Dollars	Percentage
Licenses
North America	$120,987	$111,023	$9,964	9.0%
Rest of World	76,500	61,393	15,107	24.6%

Total license revenues	197,487	172,416	25,071	14.5%

Services
North America	138,141	110,582	27,559	24.9%
Rest of World	58,665	46,195	12,470	27.0%

Total service revenues	196,806	156,777	40,029	25.5%

Total revenues	$394,293	$329,193	$65,100	19.8%

Licenses Revenues — Total license revenue grew by 14.5% with growth in the Rest of World outpacing growth in North America. This growth in license revenues is primarily from increased software license sales within our Windows Management product line and a contribution from the products derived from our investment in Vizioncore. License sales of our Database Management products from our acquisition of Imceda, and Windows Management products from our acquisitions of Wingra and Vintela, were also significant factors contributing to our overall license revenue growth.

Services Revenues — The following factors were the primary contributors to our 25.5% growth in service revenues. First, our license growth over the last several quarters has led to a larger customer base, which in turn drives PCS revenues and the renewals of annual PCS. Second, PCS and PSO revenues from acquired companies (primarily Imceda and Vintela) contributed to our overall services revenues growth. Third, revenues from PSO increased $6.0 million or 29.1% as the implementation of Windows Management products for our customers has increased throughout the world. PSO revenues represented 13.6% and 13.2% of total service revenues in the nine months ended September 30, 2006 and 2005, respectively.

Cost of Revenues

Total cost of revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Nine Months Ended September 30,		Increase
	2006	2005	Dollars	Percentage
Cost of revenues:
Licenses	$3,746	$3,312	$434	13.1%
Services	36,386	27,075	9,311	34.4%
Amortization of purchased technology	10,278	8,301	1,977	23.8%

Total cost of revenues	$50,410	$38,688	$11,722	30.3%

Cost of Licenses — Cost of licenses as a percentage of license revenues was 1.9% in both the nine months ended September 30, 2006 and 2005. Cost of licenses as a percentage of total revenues was 1.0% in both the nine months ended September 30, 2006 and 2005. The absolute dollar increase is primarily the result of increased license sales of royalty-bearing products.

Cost of Services — Cost of services as a percentage of service revenues was 18.5% and 17.3% in the nine months ended September 30, 2006 and 2005, respectively. Personnel related costs increased approximately $3.4 million, of which $0.6 million was due to higher stock-based compensation expense, primarily due to implementation of SFAS 123R. The increase in personnel related costs was primarily due to significant headcount growth (average headcount in the nine months ended September 30, 2006 increased approximately 22% over the same period in 2005). We also noted an increase of $3.8 million in fees paid to outside professional services consultants in connection with new system implementation support as the demand for our professional services exceeded our ability to provide these services.

Amortization of Purchased Technology — The 23.8% increase in amortization of purchased technology is primarily due to our acquisitions of AfterMail in 2006 and Imceda and Vintela in 2005.

Operating Expenses

Total operating expenses and year-over-year changes are as follows (in thousands, except for percentages):

	Nine Months Ended September,		Increase/(Decrease)
	2006	2005	Dollars	Percentage
Operating expenses:
Sales and marketing	$180,056	$142,953	$37,103	26.0%
Research and development	83,391	64,860	18,531	28.6%
General and administrative	48,812	34,722	14,090	40.6%
Amortization of other purchased intangible assets	5,211	4,957	254	5.1%
In-process research and development	850	7,950	(7,100)	(89.3)%

Total operating expenses	$318,320	$255,442	$62,878	24.6%

Sales and Marketing — Sales and marketing expense increased $37.1 million for the nine months ended September 30, 2006 as compared to the same period in 2005. Personnel related costs increased $27.4 million, of which $2.3 million is due to higher stock-based compensation expense, primarily due to implementation of SFAS 123R. The increase in personnel related costs is primarily due to significant growth in headcount within our direct sales, system engineering groups and telesales groups and product marketing and commissions on the increased amount of sales. Average headcount in the nine months ended September 30, 2006 increased approximately 23% over the same period in 2005, and the increased headcount from companies acquired and our investment in Vizioncore in 2005 and our acquisition of AfterMail in January of 2006 contributed approximately $9.9 million of the increase in personnel related costs from the comparable period of the prior year.

Research and Development — Research and development expense increased $18.5 million for the nine months ended September 30, 2006 as compared to the same period in 2005. Personnel related costs increased approximately $14.9 million, of which $5.6 million related to higher stock-based compensation expense, primarily due to implementation of SFAS 123R. The increase in personnel related costs was also due to significant growth in headcount within our quality assurance and product development areas. Average headcount in the nine months ended September 30, 2006 increased approximately 15% over the same period in 2005.

General and Administrative — General and administrative expense increased $14.1 million for the nine months ended September 30, 2006 as compared to the same period in 2005. Personnel related costs increased approximately $8.3 million, of which $2.7 million related to higher stock-based compensation expense, primarily due to implementation of SFAS 123R. The increase in personnel related costs was primarily due to additional headcount hired to support the company’s growth. Average headcount in the nine months ended September 30, 2006 increased approximately 25% over the same period in 2005. Fees associated with the investigation of our historical stock option grant practices and related accounting being conducted by the special committee of independent directors, contributed approximately $4.3 million to the overall increase in general and administrative expenses for the nine months ended September 30, 2006. Other professional accounting, tax and legal costs contributed approximately $0.9 million to the overall increase in general and administrative expenses.

Amortization of Other Purchased Intangible Assets — The 5.1% increase in amortization of other purchased intangible assets is primarily due to our acquisitions of AfterMail and Charonware in 2006 and Imceda and Vintela in 2005.

In-Process Research and Development — In-process research and development expenses related to in-process technology acquired from AfterMail and Charonware in 2006 and Wingra and Vintela in 2005, respectively. These costs were charged to operations as the technologies had not reached technological feasibility and did not have alternative future uses at the date of acquisition.

Other Income (Expense), Net

Other income (expense), net increased to a gain of $7.6 million in the nine months ended September 30, 2006 from a loss of $1.4 million in the same period of 2005. Interest income was $7.5 million and $5.0 million in the nine months ended September 30, 2006 and 2005, respectively. We had a $2.6 million foreign currency gain in the nine months ended September 30, 2006 compared to a $4.6 million foreign currency loss in the same period of 2005. Our foreign currency gains or losses are predominantly attributable to translation gains or losses on net monetary assets, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar. Costs related to operating and maintaining our corporate aircraft increased from $1.4 million in 2005 to $2.4 million in 2006, primarily as a result of an engine overhaul performed in the September 2006 quarter.

Income Tax Provision

The income tax provision decreased to $7.5 million in the nine months ended September 30, 2006 from $16.3 million in the comparable period of 2005, representing a decrease of $8.8 million or 53.8%. The effective income tax rate for the nine months ended September 30, 2006 was approximately 22.7% compared to 48.4% in the comparable period of 2005. The difference in the tax rate for the nine months ended September 30, 2006 was primarily due to a shift of profitability from higher-tax to lower-tax jurisdictions, the realization of previously valued foreign net operating losses and a permanent difference between GAAP pre-tax income and taxable income as a result of a $6.8 million non-deductible write-off of in-process research and development recorded in 2005.

Liquidity and Capital Resources

Cash and cash equivalents and marketable securities were approximately $320.7 million and $214.0 million as of September 30, 2006 and 2005, respectively. Cash and cash equivalents consisted of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consisted primarily of short-term investment-grade bonds and United States government and agency securities with original maturities of greater than three months. Our investment objectives were to preserve principal and provide liquidity, while at the same time maximizing market return without significantly increasing risk. We generally hold investments in marketable securities until maturity.

Summarized annual cash flow information is as follows (in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)
	2006	2005
Cash provided by operating activities	$90,822	$58,327	$32,495
Cash used in investing activities	(2,707)	(92,518)	89,811
Cash provided by financing activities	24,806	4,109	20,697
Effect of exchange rate changes	(2,842)	2,678	(5,520)

Net increase (decrease) in cash and cash equivalents	$110,079	$(27,404)	$137,483

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

The analyses of the changes in our operating assets and liabilities are as follows:

•

Accounts receivable decreased to $93.2 million resulting in a decrease in operating assets, reflecting a cash inflow, of $18.5 million for the nine months ended September 30, 2006. The decrease in accounts receivable was due to a reduction in day’s sales outstanding (DSO) and daily sales. DSO fell from 69 days at December 31, 2005 to 63 days at September 30, 2006 and our daily sales decreased to $1.5 million for the quarter ended September 30, 2006 compared to $1.6 million for the quarter ended December 31, 2005. Collection of accounts receivable and related DSO could fluctuate in future periods due to the timing and amount of our revenues and their linearity and the effectiveness of our collection efforts.

•

Deferred revenue increased to $198.8 million resulting in an increase in operating liabilities of $23.8 million for the nine months ended September 30, 2006. The increase in deferred revenue was primarily due to growth in our software PCS customer base.

•

The primary cash outflow within operating assets and liabilities during the nine months ended September 30, 2006 was $22.3 million paid for taxes. The timing of these tax payments resulted in a decrease in income taxes payable, reflecting a use of cash, of $14.6 million for the nine months ended September 30, 2006.

•	The primary cash outflow within operating assets and liabilities during the nine months ended September 30, 2005 was a one-time $16.0 million payment relating to a litigation settlement.

•

The remaining net cash outflow of $4.9 million was related to changes in our other operating assets and liabilities accounts (see our condensed consolidated statements of cash flows included with this Report).

Investing Activities

Our primary source of investing cash flows was proceeds from the sale of marketable securities, typically at maturity. Our primary uses of cash from investing activities were for capital expenditures and cash payments for acquisitions.

Capital expenditures in the first three quarters of 2006 included $3.9 million for leasehold improvements and furniture and fixtures for the lease of our new EMEA headquarters office in Maidenhead, United Kingdom. Capital expenditures during the nine months ended September 30, 2005 included $25.4 million in cash to complete the purchase of a second building in Aliso Viejo, California and related infrastructure improvements.

In the nine months ended September 30, 2006 we used $21.3 million in cash to acquire two companies and to make minority cost-method investments in three early stage private companies. In the nine months ended September 30, 2005 we used $115.3 million in cash related to three acquisitions. These acquisitions and investment activity are more fully described in Note 4 of our Notes to Condensed Consolidated Financial Statements.

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

Excess tax benefits related to stock-based compensation were historically reported under net cash provided by operating activities but, under 123R going forward these amounts are required to be classified as a cash flow from financing activity. Excess tax benefits of $4.9 million in the nine months ended September 30, 2005 were presented in the operating activities section of the condensed consolidated statements of cash flows. During the prior-year, cash flows from financing activities were affected by proceeds from and repayment of our repurchase agreement used to fund the acquisition of Aelita and the purchase of one of our Aliso Viejo office buildings.

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

Our exposure to foreign exchange risk is composed of the combination of our foreign net profits and losses denominated in currencies other than the U.S. Dollar, as well as our net balances of monetary assets and liabilities in our foreign subsidiaries. These exposures have the potential to produce either gains or losses depending on the directional movement of the foreign currencies versus the U.S. Dollar and our operational profile in foreign subsidiaries. Our cumulative currency gains or losses in any given period may be lessened by the economic benefits of diversification and low correlation between different currencies, but there can be no assurance that this pattern will continue to be true in future periods. During the three and nine months ended September 30, 2006, we had a $0.4 million foreign currency loss and a $2.6 million foreign currency gain, respectively, compared to a $0.4 million and $4.6 million foreign currency loss in the comparable periods of 2005.

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

We presently do not intend to liquidate our short and long-term investments prior to their scheduled maturity dates. However, in the event that we did liquidate these investments prior to their scheduled maturities and there were no changes in market interest rates, we could be required to recognize a realized loss on those investments when we liquidate. At September 30, 2006, we have an unrealized loss of $1.1 million on our investments in debt securities compared to $1.7 million at September 30, 2005. Our remaining investment positions and duration of the portfolio would not be materially affected by a 100 basis point shift in interest rates.

Information about our investment portfolio is presented in the table below, which states the amortized book value and related weighted-average interest rates by year of maturity (in thousands):

	Amortized Book Value	Weighted Average Rate
Investments maturing by September 30,
2007 (1)	$191,081	3.87%
2008	—	—%
2009	—	—%
2010	25,631	4.50%

Total portfolio	$216,712	3.95%

(1)	Includes cash and cash equivalents of $126.1 million.

Item 4.	Controls and Procedures

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

•	The establishment of processes and procedures to increase communications between our financial reporting, accounting, and legal functions, senior management, and our audit committee.

•	The accounting for option awards, previously administered using a non-automated system, are now administered in Equity Edge.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based on that evaluation, management concluded that, as of that date, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level because of the identification of the material weaknesses in its internal control over financial reporting, described below, which the Company views as an integral part of its disclosure controls and procedures.

Internal Control over Financial Reporting for Revenue

Our management identified the following material weakness in the Company’s internal control over financial reporting for revenue as of September 30, 2006:

Our management identified control deficiencies that resulted in material adjustments to revenue and deferred revenue accounts for the periods from 2000 to 2006. Management has evaluated the control deficiencies that resulted in these adjustments and has determined that these control deficiencies in the aggregate constitute a material weakness in the internal controls over financial reporting for revenue as of September 30, 2006. Management believes that the Company did not staff a sufficient number of suitably experienced personnel and did not design or implement adequate controls to ensure that revenue and deferred revenue accounts were properly accounted for and reported over the periods from December 2000 through September 2006. More specifically, the control deficiencies that management concluded in the aggregate constitute a material weakness in the design and operating effectiveness of the internal control over financial reporting for revenue can be categorized as follows:

1.	The Company lacked a control to adequately monitor the revenue recognition resulting from automated financial system calculations for its high volume of transactions. This resulted in the system’s incorrect recognition of revenue across numerous reporting periods between 2000 and 2006.

2.	The Company did not staff suitably experienced personnel to ensure compliance with revenue recognition rules. As such, incorrect interpretations of certain complex orders resulted in improper applications of existing accounting literature contained in SOP 97-2 and related Technical Practice Aids. This resulted in incorrect recognition of revenue across numerous reporting periods between 2000 and 2006.

3.	The Company did not design and implement certain controls nor adequately staff revenue recognition personnel to ensure revenue recognition policies were sufficiently documented and communicated consistently to both domestic and international locations. This resulted in incorrect recognition of revenue across numerous reporting periods between 2000 and 2006.

Internal Control over Financial Reporting, Financial Close and Reporting Process

Our management identified the following material weakness in the Company’s financial close and reporting process, as of September 30, 2006:

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

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting that occurred during the third quarter of 2006 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Plan for Remediation of Material Weaknesses

We are undertaking efforts to improve our internal controls over financial reporting and to remediate the material weaknesses identified above. Each of the identified material weaknesses was caused, in part, by insufficient staffing of experienced, specialized accounting personnel. Therefore, our remediation plans for each material weakness include the hiring of additional personnel trained and experienced in the complex accounting areas of revenue recognition and revenue accounting as well as GAAP. In the interim, we have engaged a number of qualified accounting personnel on a temporary basis to compensate for a lack of adequate permanent finance and accounting staff. With these additional resources, management has performed additional analysis and other post-closing procedures in an effort to ensure our Consolidated Financial Statements are fairly stated as of and for the quarter ended September 30, 2006. Further, we have adjusted or plan to adjust the software used to allocate revenue to correct the identified system errors. Where management is unable, in the short term, to adjust the software, management will implement procedures whereby automated system queries are generated and analyzed to ensure these control deficiencies no longer recur. We also plan to formally document and consistently communicate revenue recognition policies both domestically and internationally.

We believe that the actions described above and resulting improvement in controls will generally strengthen our disclosure controls and procedures, as well as our internal control over financial reporting, and will, over time, address the material weaknesses that we identified in our internal control over financial reporting as of September 30, 2006. However, because many of the remedial actions we have undertaken are very recent and because they relate, in part, to the hiring of additional personnel and many of the controls in our system of internal controls rely extensively on manual review and approval, the successful operation of these controls for, at least, several fiscal quarters may be required prior to management being able to conclude that the material weaknesses have been remediated.

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

Our international operations and our planned expansion of our international operations expose us to certain risks

We maintain research and development operations primarily in Canada, Australia, Russia and Israel, and continue to expand our international sales activities, with particular focus in Asia Pacific (including Japan), as part of our business strategy. As a percentage of total revenues, revenues outside of North America were 36% and 34% for the three and nine months ended September 30, 2006, respectively, and 32% and 33% for the three and nine months ended September 30, 2005, respectively. As a result, we face increasing risks from our international operations, including, among others:

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

/s/ Scott H. Reasoner
Scott H. Reasoner,
Vice President, Corporate Controller