Form 10-K
period 2006-12-31
QUEST SOFTWARE INC
filed 2007-12-07
CIK 1088033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________.

Commission File No. 000-26937

QUEST SOFTWARE, INC.

(Exact Name of Registrant as Specified in its Charter)

California	33-0231678
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5 Polaris Way Aliso Viejo, California	92656
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (949) 754-8000

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Exchange on Which Registered
Title of Each Class	The Nasdaq Stock Market LLC
Common Stock	(Nasdaq Global Select Market)

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock

Title of Each Class
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes   ☐     No   ☒

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

Yes   ☐     No   ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1.1 billion as of June 29, 2007, based upon the closing sale price reported for that date on The Nasdaq Global Select Market.

As of November 15, 2007, 102,154,171 shares of the Registrant’s common stock were outstanding.

Documents Incorporated by Reference

None

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

Explanatory Note

This Annual Report on Form 10-K of Quest Software, Inc. for the year ended December 31, 2006 reflects the restatement of our consolidated financial statements for the years ended December 31, 2005 and 2004, and the notes related thereto. This Report also includes the restatement of our selected consolidated financial data as of and for the fiscal years ended December 31, 2005, 2004, 2003 and 2002, which is included in Item 6, and a restatement of our unaudited quarterly financial data for each of the quarters in the fiscal year ended December 31, 2005 and for the quarter ended March 31, 2006 which is included in Item 8. Item 8 of this Report also includes unaudited quarterly financial data for each of the quarters ended June 30, 2006 and September 30, 2006, which data were not previously filed. The Company’s decision to restate its accounting for employee stock options was based on the results of a voluntary, independent investigation of its historical stock option granting practices and related accounting that was conducted by a Special Committee of the Company’s Board of Directors.

In May 2006, we formed a special committee of the Company’s Board of Directors, comprised of two independent directors (the “Special Committee”), to conduct an investigation into our historic stock option granting practices and related accounting. The investigation was conducted with the assistance of independent outside legal counsel and outside forensic accounting consultants. The background, scope and findings of the investigation are more fully described in Part II, Item 7 of this Report.

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

The Company determined revised accounting measurement dates for options to purchase approximately 21.8 million shares of Common Stock granted in 3,324 awards on 56 grant dates during the period from June 1998 to April 2002. The Company also determined revised accounting measurement dates for options to purchase 778,250 shares of Common Stock granted in 58 individual awards made after April 30, 2002 through December 2005. As a result, the Company recorded $136.9 million in additional stock-based compensation expense on a pre-tax basis for the years 1999 through 2005. The additional stock-based compensation expense is net of forfeitures related to employee terminations. To determine revised measurement dates, management evaluated all of the available evidence. For those grants where the revised measurement date could not be determined with certainty, management applied judgment to determine what it believes to be the most appropriate accounting measurement date in accordance with GAAP, and considered what different amounts of additional compensation expense that would have resulted had different dates been selected. For a discussion of the judgments underlying the revised measurement dates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Report.

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

The cumulative effect of all restatement adjustments for periods before 2004 is reflected as an adjustment to our accumulated deficit as of January 1, 2004 from $(47.1) million to $(139.4) million. The cumulative after tax impact to net income for all of the periods effected by the restatement was $96.0 million.

For a detailed description of the restatement, see Note 2, “Restatement of Previously Issued Financial Statements” to the accompanying audited consolidated financial statements and the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 of this Report.

Unless otherwise noted, all of the information in this Annual Report on Form 10-K is as of December 31, 2006. This Report does not reflect any events that occurred after December 31, 2006 other than the Special Committee investigation, resulting restatements and related matters, and Note 15 “Subsequent Events” of our Notes to Consolidated Financial Statements. Our previously filed financial statements for the quarter ended March 31, 2006 will be restated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

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

PART I

Item 1.	Business

Overview

Quest Software, Inc. (“Quest,” the “Company,” “we,” “us” or “our”) designs, develops, markets, distributes and supports enterprise systems management software products. Our goal is to provide our customers with products that improve the performance, productivity and reliability of their software applications and associated software infrastructure components such as databases, application servers and operating systems. Quest is an “Independent Software Vendor,” or “ISV,” a company whose products are designed to support or to interact or interoperate with other vendors’ software or hardware platforms. As such, we continually strive to innovate and evolve our product portfolio to support the dynamic nature of our markets as well as those of our customers’ IT environments. Our success has been predicated on identifying large and growing markets, developing and acquiring new products and technologies and then leveraging our sales organization and installed base to further our growth. While the company began as a provider of tools and solutions for the Oracle database, we continued to expand our offerings into other markets such as Application Performance Management and Windows

Management. Most recently, the success of Virtualization as a “platform” has created new opportunities for Quest solutions and we entered that market with a key majority investment in late 2005 to serve as the underpinning of the entry into this market-space. We believe that this will bring Quest into a new era of management products where we can leverage our expertise in managing the physical IT assets which have already been deployed over the years while also supporting newer virtualization based solutions that customers are utilizing to support their dynamic environment.

We generate revenues by licensing our software products, principally on a perpetual basis, and by providing support, maintenance and implementation services for these products. As such, our reportable operating segments are Licenses and Services. The Licenses segment develops and markets licenses to use our software products. The Services segment provides after-sale support for software products and fee-based training and consulting services related to our software products. We have a large product portfolio of high-value products that include very technically complex solutions focused on improving the management and performance of mission-critical software applications and the underlying component infrastructure. We also have volume products and software tools that enable our customers to reduce capital and operating expenditures or leverage existing investments in personnel and IT systems. An active acquisition program is an important element of our corporate strategy and has served as a key mechanism upon which to broaden our product portfolio and enter new markets. This is evidenced by the entrance into both the Application Management and Windows Management businesses, both through a series of key acquisitions which served to propel the company beyond its Database Management roots. Within the last three fiscal years, we have invested over $290.0 million, in the aggregate, to acquire a number of companies. Our acquisition strategy is directed to broaden our product portfolio and strengthen our competitive position against both direct competitors and the continual improvements made by the platform vendors.

Our primary portfolio of software products includes software solutions grouped into three categories: 1) Application Management, 2) Database Management and 3) Windows Management. Examples of the benefits delivered by our products’ include:

•	improved application and database performance for large-scale complex mission-critical type systems;

•	the ability to manage multi-tiered heterogeneous operating environments with integrated dashboards and metrics to leverage existing investments and support new technologies; and

•	comprehensive migration, management and integration capabilities to simplify, automate and secure an organization’s Windows infrastructure.

Application Management is a core competency and is predicated on ensuring performance and availability of mission-critical applications throughout their life cycle. In the last two years we have made significant investments in the form of hiring experienced developers, product managers and others with marketing expertise to improve and broaden our suite of solutions for Application Management. Presently, our products are focused on the monitoring and performance management of customers’ primary enterprise software applications, whether packaged or custom-developed. These applications are complex in that they traverse every layer of the IT stack including storage, databases, application servers, web servers and the actual network itself all of which adds to the complexity of managing this environment. Historically speaking, the management of these applications was sequestered amongst each physical layer of the stack. As applications themselves became more complex over time and the need for our customers to improve application service levels became a market requirement, we embarked on a comprehensive research and development effort to build new product solutions which would unify a set of existing tools and create new functionality to support the current customer demand profile. Today, customers require a solution which not only manages application service levels, and helps diagnose the root causes of performance problems but also integrates and supports means to provide necessary corrective action. Our success within the market and current strategic focus for building increased capabilities is based upon the fact that packaged and custom-developed applications run within multi-vendor infrastructure environments. This means that customers have a myriad of platforms and investments they have deployed over the years and require tools that manage the breadth and depth of their environments. From a breadth perspective, our products manage custom web-based applications written in Java and .NET as well as packaged applications, such as PeopleSoft, Oracle E-Business Suite and SAP. From a depth perspective, our products cover key databases such as Oracle, DB2 and SQL Server as well as Oracle and BEA application servers and all key web servers in today’s market. Quest is in a unique position to provide this solution by leveraging existing products in our other product areas such as Database Management and Windows Management, which in certain cases, can be coupled with new solutions to be delivered in our Application Management product set in 2007.

Database Management is a market where we initially built an industry-leading reputation and today continues to represent a core technical strength for the company. While our revenue growth rate in this area has declined by comparison to our other product areas, our Database Development products have gained wide acceptance in the market and continue to generate a significant amount of cash flow for the company. As databases continue to grow in size, complexity and mission criticality every year the environments in which they are deployed require higher levels of service and thus more advanced tools and solutions to support their operation. As such, the predominant customer environment is comprised of a heterogeneous mix of database platforms which are fronted by a wide array of application and web servers all of which must be orchestrated to support a business service. This complex environment requires a vendor to offer a broad tool-set in order to be successful in the market. Our products are marketed to database administrators (“DBA”) and developers and are designed to improve database performance and to increase the level of productivity for those database developers responsible for the efficient and accurate deployment of mission-critical databases. Historically, our products and early success were focused within the Oracle segment of the database market and we are currently recognized as a leading Oracle ISV. However, within the last few years, Oracle has introduced products that compete directly with our Shareplex, Quest Central for Oracle and TOAD products. This in turn has negatively impacted our ability to grow revenues for certain of these products as we have in the past. In order to diversify our database business, enhance our ability to sustain revenue growth, and in direct response to the heterogeneous nature of our customers’ database profile, we embarked on a strategy to build and acquire products which addressed similar customer needs on other database platforms such as IBM’s DB2 and Microsoft’s SQL Server. More specifically, in 2001, we introduced database management tools offerings for DB2 and in the last few years, we entered the SQL Server market. Within our database management product line those products aligned with SQL Server have been the fastest growing products. To capitalize on this trend and further accelerate our move into the SQL Server market we acquired Imceda Software, Inc. in 2005. Imceda Software expanded our offerings by delivering products for backup, recovery and security auditing solutions for SQL Server.

Our Windows Management product portfolio has been the driver of our revenue growth during the last few years. Our portfolio of products has been built by key acquisitions such as FastLane Technologies, Inc. and Aelita Software Corporation in addition to core development and new product innovation. As we continue to recognize Microsoft’s ubiquity throughout our customer base, our strategy has been to identify areas within Microsoft Windows Server, Active Directory and Exchange platforms where we can broaden the core functionality a customer receives “out of the box”. Active Directory is an essential part of Microsoft’s Windows architecture that acts as the central authority to define and maintain the network infrastructure, perform system administration and control the user experience of a customer’s Microsoft infrastructure, including Microsoft Exchange, Microsoft’s widely used email system. When an individual logs onto his or her employer’s e-mail system, for example, he or she is logging on through Active Directory, which stores and verifies the person’s passwords, access rights and system profiles. Active Directory is a powerful system that is gaining wider acceptance as a primary system for controlling and validating user access rights, with Microsoft’s desktop predominance driving this trend. We believe Microsoft Active Directory will continue to play a strategic role in the enterprise. During 2005, we introduced products to extend Active Directory throughout the heterogeneous enterprise with integration and support for both Linux and UNIX. These products were based upon the products and technologies from Vintela, Inc. which we acquired in July 2005. We also acquired products to assist customers with the migration to the Exchange platform whether they were on earlier versions of a Microsoft product or other messaging systems including Domino/Notes or GroupWise. With our acquisition of AfterMail Limited in January of 2006, we expanded the messaging platforms supported by Quest’s archive solution from purely Microsoft Exchange to heterogeneous enterprises using IBM Lotus Notes, Novell GroupWise, Sendmail and other SMTP-based systems.

We invest a significant portion of our cash flow into our product development and management capabilities, and just over one-third of our employees work in product development, quality assurance or technical documentation roles. Given that we have a large number of products, many of which must perform across different combinations of existing infrastructure within our customers’ IT configurations, we spend a significant amount of our R&D efforts to ensure that our products work consistently within heterogeneous IT environments. For example, a particular customer that deploys an Oracle financial application on an Oracle application server with an Oracle database will generally get different performance characteristics than if it was deployed on a BEA application server with a DB2 database. For Quest, that means we need to test, evaluate and build capabilities within our products that help our customers manage these subtle differences which requires an extended effort to capture the potential and associated combinations and permutations of a customers’ infrastructure. A large proportion of our R&D organization supports and develops existing products lines. As we increasingly seek new product opportunities within emerging markets, we have at times successfully leveraged our expertise from current products. An example of this is our entrance into the Sharepoint market with products that share some technical aspects found in a few of our other products. In other instances where time to market is essential, we have supplemented our own technical efforts with acquisitions of technology and products from acquired companies such as we did with Aftermail Limited which accelerated our move into the messaging market. In building our products, we stress technical innovation and depth, ease of deployment, ease of use and tangible, readily articulated and measurable customer benefits. We sell our products primarily via our direct field sales force and, increasingly, our telesales organization, supplemented by indirect sales through resellers and distributors. We have offices located in 29 countries worldwide.

We are a California corporation incorporated in 1987. Our principal offices are located at 5 Polaris Way, Aliso Viejo, California, 92656. We operate on a calendar fiscal year.

Solutions, Products and Services

Solutions

Our products, known for achieving operational excellence, are also used to solve some of today’s toughest information technology (“IT”) challenges, such as achieving compliance, managing complex applications and simplifying identity management. We have three go-to-market strategies that are utilized in the sales process; Achieving Compliance, Managing Complex Applications and Simplifying Identity Management.

•

Achieving Compliance — IT organizations are under increasing pressure to effectively control access to systems and build processes to manage an ever increasing user base with expanding geographic complexity. External regulations, such as Sarbanes-Oxley, FISMA, Basel II, and OMB Circular A-123, and internal security and accountability initiatives have made compliance a critical issue for many organizations. The same Quest products that are designed to support performance and productivity improvements for applications, databases and Windows infrastructure can also help the IT organization implement general IT controls. Our solutions address compliance in four key areas: access to sensitive systems and data, change to applications and system configurations, availability of critical systems and data, and retention of important business communications and records.

•

Managing Complex Applications — Managing both planned and unplanned change in complex application environments is one of IT’s toughest challenges. Quest enables organizations to deliver, manage and control the most complex application environments. Whether an organization is in the planning stages, ready to deploy, or is looking for ways to discover, diagnose and resolve application issues, Quest has a deep understanding of the application – from end-user to database.

•

Simplifying Identity Management — For many organizations, identity management means Active Directory (AD) for Windows systems. For others, identity management means automating specific tasks such as provisioning or password resets. And for others still, identity management means large frameworks for the integration of heterogeneous systems. Whatever an organization’s specific challenge with identity management might be, Quest offers tools that simplify identity management with increased manageability, cross-platform integration, and audit and compliance reporting. Identity management solutions from Quest help organizations get increased security, streamlined management and end-user satisfaction.

Products

We market products grouped along three main categories: 1) Application Management, 2) Database Management and 3) Windows Management. Major products in these categories are described as follows.

Application Management

Our Application Management products are focused on bringing automation to the tasks performed by the IT organization to manage the complexity of the application lifecycle. Our flagship product for Application Management is Foglight while Spotlight, PerformaSure and JProbe products, the latter two focused on J2EE applications, round out the remainder of our offerings. In the last few years we undertook a significant effort to update Foglight. Foglight Version 5.0 was released in mid-2007. The goal was to evolve an architecture which was bred in the era of broad application level monitoring to a dynamic solution designed to help customers manage their Business Services requirements complete with service dependency mapping, customizable policies and process workflows. Our products can be targeted at both pre-production and production environments and as such, we combine these products into suites which pair business-centric views of applications with deep domain expertise to both measure and improve the performance of packaged and custom applications.

Application Assurance Suite for Java & Portals. Custom-developed J2EE (Java 2 Enterprise Edition) applications require a unique set of performance management solutions to assure performance and reliability across the entire application lifecycle. We provide an integrated solution designed to help all the stakeholders of a J2EE application measure, analyze and optimize the performance of their application environments before they are released to staging and production. Our Application Assurance Suite for Java & Portals is a performance diagnostic tool for multi-tiered Java application and enterprise portals running in pre-production and test environments. The suite is composed of several products including:

•	JProbe, a performance toolkit for Java tuning;

•	JClass, Java components for visualization and reporting; and

•	QDesigner, a database application design tool that combines object-oriented design and physical data modeling capabilities in a single integrated environment.

Performance Management Suite for Java & Portals. Within the production environment, customers can ensure high-quality delivery of applications to end-users across the enterprise while managing the many facets of the dynamic infrastructure. Foglight is an application management solution that monitors every tier in critical application stacks including databases, networks, application servers, web servers and applications alerting administrators to problems before they impact end-users. Foglight offers an array of specialized cartridges focused on ERP and CRM applications to provide a complete monitoring solution for a distributed IT environment. Our series of complementary Spotlight diagnostic products allow IT personnel to visualize the components of an application, database or other layer of the application stack all the way down to the end user. Our User Experience Monitor allows administrators to measure and manage web-based application performance and service levels from the end-users’ perspective.

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

Database Management

A company’s database management systems represent some of the most complex and critical components within its infrastructure. As companies broaden their utilization of databases from multiple platform vendors, database administrators and developers are required to learn to use non-integrated toolsets across their environment to manage the performance and complexity of this tier. Our market leading database management products support the needs of today’s database developers and DBA’s by providing superior domain capabilities and cross-platform productivity tools within an integrated console to improve database quality and performance.

Database Development. These tools improve the productivity and capability of database developers working in the Oracle Procedural Language (PL)/SQL environment. The primary products in this product family are TOAD® and SQL Navigator.® We provide a complete and integrated development environment for coding stored procedures, schemas and SQL scripts from one intuitive graphical user interface. Debugging, SQL tuning, change analysis, and general administration features improve the quality and performance of database applications before they enter production.

The Quest Central® product family for Oracle, SQL Server, DB2 and Sybase. Administering large heterogeneous database systems in production involves many tedious, error-prone and repetitive tasks. To streamline and automate these tasks and improve the accuracy and effectiveness of database administrators, we have developed the Quest Central product family. Quest Central is a suite of tools that enables the DBA to identify the cause of performance problems without manual trial and error or decentralized tools. These products provide details on historical performance analysis and metrics to provide insight as to how performance issues occur. The Quest Central family of products provides a consistent presentation delineating the performance management of multiple databases enabling DBAs to manage more databases without adding resources. We are currently marketing and selling Quest Central DBA product families for Oracle, Microsoft SQL Server, DB2 and Sybase databases.

SharePlex.® SharePlex provides real-time replication of Oracle databases for customers who need to ensure a current, secondary copy of their transactional Oracle database is available if the primary database is unavailable. Many customers use SharePlex to offload management reporting, so the activity no longer compromises the performance of transaction processing. Further, SharePlex is also frequently used to eliminate end user disruption by providing continuous access to data during the migration of operating systems, hardware platforms and major application releases.

LiteSpeed for SQL Server. LiteSpeed offers significant benefits to the entire organization accountable for managing Microsoft’s SQL Server databases, including backups, business operations and storage management. Benefits range from time and cost savings for the IT staff on a daily basis and for IT management to support the organization’s overall mission. LiteSpeed for SQL Server dramatically reduces storage costs and backup/recovery windows by compressing data in significantly less time than other backup solutions. The LiteSpeed for SQL Server backup engine compresses data up to 95 percent, in half the time required by other backup solutions. LiteSpeed speeds up restore times through its ability to recover individual database objects and encapsulate complete database restores into a single file.

Windows Management

Microsoft applications and their associated infrastructure platform continue to be a global standard. Our products enable IT personnel to simplify, automate and secure their infrastructure with management, migration and integration capabilities for this environment. Our products are focused on key elements of the infrastructure including Microsoft’s Active Directory, Exchange and Windows Server. Our Windows Management products include:

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

Quest Migration Suite for Active Directory. The Quest Migration Suite for Active Directory is a ZeroIMPACT™ solution for planning and executing migration projects to Active Directory from Windows NT or Novell NDS. It supports thorough migration planning and Active Directory pruning and grafting – with no interruption to business workflow. It’s distributed processing and robust project management features simplify migration processes.

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

Services

Customer Support Services

A high level of product maintenance and technical support is critical to the successful marketing and sale of our products and the development of long-term customer relationships. We have a reputation for providing a high level of customer support and believe this is a competitive differentiator. Initial enrollment in our customer support program for one year is bundled with a sale of a software license and entitles a customer to problem resolution services, new functional enhancements of a product, and ongoing compatibility with new releases of the database, application or other platforms supported by the product; annual renewals are offered thereafter. We also offer multi-year support. In 2006 we made infrastructure investments including the implementation of knowledge management software and upgraded our global support system as part of a process to increase our support services capabilities and address the growing list of our products. Customer support is provided domestically through our offices in Aliso Viejo and internationally through our offices in Europe, Canada and Singapore (which was opened in 2006).

Professional Consulting and Training Services

Our professional services include pre- and post-sales consulting, as well as education and training. Our consulting services include a wide range of offerings such as assistance with optimization, migration, simplifying an infrastructure or increasing its responsiveness, and installation and systems integration for the rapid deployment of Quest products. We offer our consulting and training services with the initial deployment of our products as well as on an ongoing basis to address the continuing needs of our customers. Our professional services staff is located throughout North America, Europe and APAC, enabling us to perform installations and respond to customer demands rapidly across our global customer base.

We also have relationships with resellers, professional service organizations and system integrators including Accenture, Avanade, Cap Gemini and others, which include participation in the deployment of our products to customers. These relationships help promote Quest products and provide additional technical expertise to enable us to provide the full range of professional services our customers require to deploy our products.

We offer product education courses to train our business partners and customers on the implementation and use of our products. Product training is provided at our headquarters, on-line and at customer sites as well as other regional and international locations.

Sales, Marketing and Distribution

We market and sell our products and services worldwide primarily through our direct sales organization, our telesales organization and, increasingly, via indirect sales channels with a group of value added resellers (VAR’s) and distributors. At December 31, 2006, we had approximately 460 full-time direct sales representatives. Approximately 84% of our sales representatives are field sales personnel, who sell all of our products other than those sold by our telesales representatives. The remaining 16% of our sales representatives are telesales employees, who sell products such as our Oracle and J2EE development and certain Microsoft related products that are generally evaluated through Internet downloads rather than on-site technical demonstrations. We have approximately 260 pre-sales systems engineers who work with these field sales teams to provide technical assistance and demonstrations to sales prospects. We have continued to invest in this area to supplement our direct sales organization with indirect sales channels with companies such as Dell and IBM in addition to resellers focused on governmental business. This activity requires broad based programs to recruit, manage and expand our support operations to grow and expand these relationships. We also employ local resellers in certain international territories not covered by our local sales offices.

We have sales offices in many major cities of the United States, Europe, Asia and Australia to facilitate close contact between current and potential customers and our field sales organization. Sales originated outside of the United States are generally denominated in the foreign currency of the country of origin. Our European operation, which has received considerable focus and investment, has been our fastest growing geographic region over the last several years. The APACJ region is our newest region and has seen considerable investment in 2006 including the recent build-out of our technical support center in Singapore and hiring of sales and support personnel for us to build capabilities within the marketplace.

Our marketing efforts are designed to create awareness, generate leads, and assist the worldwide sales organization with converting leads into closed sales. We have three general “go to market” messages, Achieving Compliance, Managing Complex Applications and Simplifying Identity Management which are supported by key initiatives throughout our sales organization and are utilized by sales teams to get on the “radar screen” of customers. These initiatives are focused on critical issues’ facing today’s IT buyers and are meant to exemplify how Quest products can be integrated to address customer requirements around these issues. We use a full complement of marketing vehicles including industry trade shows and conferences, user groups and discussion forums, educational white papers and knowledge briefs, electronic and print advertising, webcasts, direct marketing via electronic and postal mailings, and online advertising. Strategic and channel partners often assist us with the development, funding and execution of our marketing programs. Targeted campaigns and sales programs are developed based on objective, audience and product mix and are executed in our regions around the world to maximize revenue opportunities as quickly as possible.

For information regarding our segment revenue and revenue by geographic area, please refer to Note 14 of our Notes to Consolidated Financial Statements.

Research and Development

We believe that strong research and product development capabilities are essential to enhancing our core technologies and developing additional products. Innovative capabilities, strong product engineering and rich user interfaces are typical Quest attributes. We target ease of implementation and ease of use in designing our products. Our commitment to ongoing product development is reflected in our investments in research and development, which were $110.6 million, $89.1 million and $83.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. We have actively recruited key software engineers and developers with expertise in the areas of Oracle technologies, Java, Microsoft infrastructure technologies, ERP and CRM systems. We have also built-up these competencies through small and medium-sized acquisitions and majority owned investments which have provided us with expertise in virtualization management technologies. In addition to the U.S., we have significant product development operations in Canada, Australia, Russia and Israel.

Competition

The market for enterprise systems management solutions is intensely competitive and characterized by rapidly changing technology and evolving standards. We expect competition to continue to increase both from existing competitors and new market entrants. We believe that our ability to compete effectively depends on many factors, including:

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

We compete in some instances with the platform vendors of databases, applications, infrastructure and other systems that our products are designed to support. If these vendors include similar or equivalent functionality relative to our software as standard features of their underlying product, our revenues could be adversely affected. For example, competition with Oracle over the last several years has materially reduced license revenues generated by certain of our Database Management products including SharePlex and Quest Central for Oracle and has negatively impacted the growth rate of license revenues associated with our Oracle Database Development tools. Microsoft has continually upgraded the functionality of its platform offerings, which we believe will increase competitive pressure for our products in the future.

We also compete with other vendors of database, application and windows management tools. Public and private companies with whom we compete include:

•	Oracle, BMC Software and CA in the database management product area;

•	IBM/Tivoli, Hewlett Packard/Mercury, CA, BMC Software and Symantec in the application management product area; and

•	Symantec, NetPro and NetIQ in the Microsoft management product area.

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

Because there are relatively low barriers to entry in the software market, we may encounter additional competition as other established and emerging companies enter our field and introduce new products and technologies. Venture capitalists and others have funded numerous database, application and windows management companies. Accordingly, it is likely that new competitors or alliances among current and new competitors will emerge and see their offerings rapidly gain acceptance.

There can be no assurance that we will be able to compete successfully against current and future competitors. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which could materially affect our business, operating results or financial condition.

Seasonality

We have experienced seasonality in our orders and revenue, which has resulted in seasonality in our earnings. We tend to experience a higher volume of transactions and associated revenues in our third and fourth quarters ending September 30 and December 31, respectively, and within the last few weeks of a quarter, as a result of our customers’ spending patterns and, to a lesser extent, the structure of our sales commission program. As a result of this seasonality for license transactions, we tend to have higher orders and revenues in the fourth quarters of a year than orders and revenues in the first quarter of the following year. We expect this seasonality to continue in the future.

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

We hold 9 patents issued in the United States and have 29 patent applications (including continuation and divisional applications) and 5 provisional patent applications on file with the United States Patent and Trademark Office for various technologies incorporated into our products. We intend to continue to file patent applications as appropriate in the future. We cannot be sure, however, that any of our pending patent applications will be allowed, that any issued patents will protect our intellectual property or will not be challenged by third parties, or that the patents of others will not seriously harm our ability to do business. In addition, others may independently develop similar or competing technologies or design around any of our patents. We do not believe we are significantly dependent on any of our patents as we do not generally license our patents to other companies and do not receive any revenue as a direct result of our patents.

Although we believe that our products and services and other proprietary rights do not infringe upon the proprietary rights of third parties, third parties may assert intellectual property infringement claims against us in the future. Any such claims may result in costly, time-consuming litigation and may require us to enter into royalty or cross-license arrangements.

Employees

As of December 31, 2006, we employed 2,843 full-time employees, including 1,147 in sales and marketing, 83 in professional services, 1,075 in research and development, 216 in customer service and support and 322 in general and administrative, including information services personnel. We believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support, research and development and general and administrative personnel. Like other software companies, we face intense competition for such personnel, and we have at times experienced and continue to experience difficulty in recruiting and retaining qualified personnel. None of our employees are represented by a labor union; we have never experienced any work stoppages and we believe that our relationships with our employees are good.

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

Matters relating to or arising from our stock option investigation, including regulatory proceedings, litigation matters and potential additional expenses, may adversely affect our business and results of operations

As described in the Explanatory Note to this Report, Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2 of our Notes to Consolidated Financial Statements included in this Report, we are restating our consolidated financial statements for periods through March 31, 2006 to reflect the findings of a voluntary, independent investigation of our stock option granting practices and related accounting. This investigation was conducted by A Special Committee of the Board of Directors with the assistance of independent outside legal counsel and outside forensic accounting consultants. To date, we have incurred significant expenses related to legal, accounting, tax and other professional services in connection with the investigation, the related restatements and related regulatory inquiries or proceedings and litigation matters, and may incur significant expenses in the future with respect to such matters. These events, even if resolved favorably, may be time-consuming, expensive and disruptive to normal business operations, and the outcomes of regulatory proceedings or litigation matters are difficult to predict and could have a material adverse effect on our business, results of operations and financial condition.

Although we believe we have made appropriate judgments in determining the financial and tax impacts of our historical stock option granting practices, we cannot provide assurance that the Securities and Exchange Commission (“SEC”) or the Internal Revenue Service (“IRS”) will agree with the manner in which we have accounted for and reported, or not reported, the financial and tax impacts. For a discussion of the judgments underlying the revised measurement dates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Report. If the SEC or the IRS disagrees with our financial or tax adjustments or related disclosures and such disagreement results in material changes to our historical financial statements, we may be required to further restate our prior financial statements, amend prior filings with the SEC or take other action that is not currently contemplated.

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

Additionally, as discussed in Note 13 of Notes to Consolidated Financial Statements, included in Item 15 of this Report, we currently are engaged in civil litigation with parties that have alleged a variety of claims against Quest and certain of our current and former officers and directors relating to our stock option grant practices and related accounting. Although we and the other defendants intend to defend these claims vigorously, there are many uncertainties associated with any litigation, and we cannot assure you that these actions will be resolved without substantial costs and/or settlement charges. We have entered into indemnification agreements with each of our present and former directors and executive officers under which Quest is required to indemnify each such directors or executive officers against expenses, including attorneys’ fees, judgments, fines and settlements, paid by such individual in connection with the pending litigation (other than indemnified liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest).

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

We had material weaknesses in internal control over financial reporting and cannot assure you that material weaknesses will not be identified in the future. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal controls over financial reporting. In assessing the findings of the Special Committee’s review and the restatement set forth in this Report, our management concluded that there were material weaknesses, as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, in our internal controls over financial reporting as of December 31, 2006. See the discussion included in Part II, Item 9A of this Report for additional information regarding our internal control over financial reporting.

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

We cannot assure you that all significant deficiencies and material weaknesses identified in this Report will be adequately remedied or will be fully remedied by any specific date, although we believe that our material weakness in internal controls relating to revenue recognition has been remedied as of the date of filing this Report. In addition, we can provide no assurances that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

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

Our international operations and our planned expansion of our international operations expose us to certain risks

We maintain research and development operations primarily in Canada, Australia, Russia and Israel, and continue to expand our international sales activities, with particular focus in Asia Pacific (including Japan), as part of our business strategy. As a percentage of total revenues, revenues outside of North America were 35%, 33% and 31% for the years ended December 31, 2006, 2005 and 2004, respectively. As a result, we face increasing risks from our international operations, including, among others:

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

Location	Area Leased (sq. ft.)	Lease Expiration
St. Petersburg, Russia	46,985	May 2010
Dublin, Ohio	41,618	April 2010
Toronto, Canada	33,768	December 2008
Maidenhead, United Kingdom	29,090	October 2010
Halifax, Canada	26,640	August 2013
Ottawa, Canada	24,054	May 2008
Melbourne, Australia	21,481	March 2010
Cologne, Germany	21,087	July 2010

We believe that our properties are in good condition, adequately maintained and suitable for the conduct of our business. Certain of our lease agreements provide options to extend the lease for additional specified periods. For additional information regarding our obligations under leases, see Note 13 of our Notes to Consolidated Financial Statements.

Item 3.	Legal Proceedings

The information set forth under Note 13 of our Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Item 1A of this Report.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on The Nasdaq Global Select Market (formerly the NASDAQ National Market) under the symbol “QSFT.” Due to the Special Committee investigation of our historical stock option practices and the related restatements of our historical consolidated financial statements and ongoing impact of the resulting compensation expense adjustments, (see Note 2 of our Notes to Consolidated Financial Statements), we did not timely file our quarterly reports for the quarterly periods ended June 30, 2006, September 30, 2006, March 31, 2007, June 30, 2007 and September 30, 2007 or this Report, as required by the continued listing requirements of The Nasdaq Global Select Market. Therefore, the Company’s stock remains subject to delisting from The Nasdaq Global Select Market.

The following table sets forth the high and low sale prices on The Nasdaq Global Select Market for our common stock for the periods indicated.

	High	Low
2006:
First Quarter	$16.95	$14.34
Second Quarter	18.20	12.50
Third Quarter	14.88	11.17
Fourth Quarter	16.04	13.02
2005:
First Quarter	$16.15	$13.03
Second Quarter	14.01	11.44
Third Quarter	15.43	12.80
Fourth Quarter	15.95	13.33

Holders

On November 15, 2007, the closing sale price of our common stock on The Nasdaq Global Select Market was $16.65 per share. As of November 15, 2007, there were 178 holders of record of our common stock (not including beneficial holders of shares held in “street name”).

Dividends

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

Performance Graph

The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for Quest Software, the NASDAQ Composite Index (the “NASDAQ Index”), and the S&P Systems Software Index (the “Industry Index”). The graph assumes $100 was invested in each of the Common Stock of Quest Software, the NASDAQ Index and the Industry Index on December 31, 2001. Note that historic stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Quest Software, Inc., The NASDAQ Composite Index

And The S & P Systems Software Index

*	$ 100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Item 6.	Selected Financial Data

The following selected consolidated financial data is qualified by reference to and should be read in conjunction with the consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The income statement data for the years ended December 31, 2006, 2005 and 2004, and the balance sheet data as of December 31, 2006 and 2005, were derived from the audited consolidated financial statements included in this Report.

The consolidated balance sheets as of December 31, 2005, 2004, 2003 and 2002 and the consolidated statements of income for the years then ended have been restated as set forth in this Report. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in this Report to fully understand factors that may affect the comparability of the information presented below. The restatement of the Company’s financial statements is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1; Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and in Note 2, “Restatement of Previously Issued Financial Statements” in our Notes to Consolidated Financial Statements. The as restated amounts reflect the required retrospective adoption of a change in accounting for planned major maintenance activities on our corporate aircraft, which was sold in November 2006. See Note 1 of our Notes to Consolidated Financial Statements.

The Company has not amended its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement. The financial information that was presented in previous filings or otherwise reported for these periods is amended by the information in this Annual Report on Form 10-K and with respect to the quarter ended March 31, 2006, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. The financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

	Year ended December 31,
	2006		2005	2004
			As Restated	As Restated
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Revenues:
Licenses	$290,247		$256,131	$224,647
Services	271,342		215,873	165,147

Total revenues	561,589		472,004	389,794
Cost of revenues:
Licenses	5,570		5,005	3,962
Services	49,773		38,381	30,530
Amortization of purchased technology	15,932		11,476	8,902

Total cost of revenues	71,275		54,862	43,394

Gross profit	490,314		417,142	346,400
Operating expenses:
Sales and marketing	247,500		203,851	172,138
Research and development	110,612		89,078	83,622
General and administrative	65,821	(1)	48,474	41,142
Amortization of other purchased intangible assets	6,758		7,179	5,212
In-process research and development	960		7,840	6,980
Litigation loss provision	—		—	16,000

Total operating expenses	431,651		356,422	325,094
Gain on sale of Vista Plus product suite (2)	—		39	29,574
Gain on sale of corporate aircraft	3,987		—	—

Income from operations	62,650		60,759	50,880
Other income (expense), net	13,005		(1,046)	9,272

Income before income tax provision	75,655		59,713	60,152
Income tax provision	16,670		27,257	7,901

Net income	$58,985		$32,456	$52,251

Basic net income per share	$0.58		$0.33	$0.55

Diluted net income per share	$0.57		$0.32	$0.53

Weighted average shares outstanding:
Basic	101,380		97,621	94,622
Diluted	104,103		101,030	97,841
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$390,160		$242,961	$297,579
Total assets	1,161,537		989,947	870,454
Current and long-term portion of deferred revenue	235,559		174,803	126,799
Short-term obligations	104,936		89,982	105,469
Long-term obligations	2,129		1,730	1,769
Total shareholders’ equity	818,913		723,432	636,417

(1)	Includes $6.6 million associated with the investigation of our historical stock option grant practices. We also recorded $1.5 million in incremental stock-based compensation expense resulting from modifications to certain former employee stock option grants as a result of our inability to currently honor the exercise of certain options which would have otherwise expired. See Note 11 of our Notes to Consolidated Financial Statements.

(2)	See Note 5 of our Notes to Consolidated Financial Statements.

	Year ended December 31,
	2003			2002
	(in thousands, except per share amounts)
	As Previously Reported	Adjustments	As Restated (2)	As Previously Reported	Adjustments	As Restated (2)
Consolidated Income Statement Data:
Revenues:
Licenses	$179,560	$(109)	$179,451	$160,636	$538	$161,174
Services	124,728	135	124,863	94,946	(253)	94,693

Total revenues	304,288	26	304,314	255,582	285	255,867
Cost of revenues:
Licenses	4,312	4	4,316	3,539	7	3,546
Services	21,365	1,285	22,650	17,913	1,452	19,365
Amortization of purchased technology	7,675	—	7,675	5,744	—	5,744

Total cost of revenues	33,352	1,289	34,641	27,196	1,459	28,655

Gross profit	270,936	(1,263)	269,673	228,386	(1,174)	227,212
Operating expenses:
Sales and marketing	144,460	9,596	154,056	128,570	11,016	139,586
Research and development	67,448	9,498	76,946	60,051	13,223	73,274
General and administrative	29,656	6,153	35,809	24,971	7,124	32,095
Amortization of other purchased intangible assets	3,390	—	3,390	2,037	—	2,037
In-process research and development	—	—	—	2,900	—	2,900
Litigation loss provision	—	—	—	—	—	—

Total operating expenses	244,954	25,247	270,201	218,529	31,363	249,892

Income (loss) from operations	25,982	(26,510)	(528)	9,857	(32,537)	(22,680)
Other income, net (1)	7,637	(48)	7,589	8,651	119	8,770

Income (loss) before income tax provision	33,619	(26,558)	7,061	18,508	(32,418)	(13,910)
Income tax provision (1)	12,103	(9,977)	2,126	8,124	(7,780)	344

Net income (loss)	$21,516	$(16,581)	$4,935	$10,384	$(24,638)	$(14,254)

Basic net income (loss) per share	$0.23	$(0.18)	$0.05	$0.12	$(0.28)	$(0.16)

Diluted net income (loss) per share	$0.23	$(0.18)	$0.05	$0.11	$(0.27)	$(0.16)

Weighted average shares outstanding:
Basic	92,081	—	92,081	90,065	—	90,065
Diluted	94,231	361	94,592	92,820	(2,755)	90,065
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$278,366	$—	$278,366	$207,546	$—	$207,546
Total assets (1)	667,811	(481)	667,330	591,281	(8,147)	583,134
Current and long-term portion of deferred revenue	83,373	151	83,524	63,210	285	63,495
Short-term obligations (1)	58,585	10,027	68,612	44,148	8,704	52,852
Long-term obligations	1,677	32,032	33,709	5,941	26,766	32,707
Total shareholders’ equity (1)	524,176	(42,691)	481,485	477,982	(43,902)	434,080

(1)	Adjustments to these line items include adjustments for the required retrospective adoption of a change in accounting for planned major maintenance activities on our corporate aircraft. See Note 1 of our Notes to Consolidated Financial Statements.

(2)	This table presents the effects of the restatement for periods not derived from the accompanying audited financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Restatement

Subsequent to the issuance of the Company’s 2005 consolidated financial statements, the Company’s management determined that incorrect measurement dates were used for financial accounting purposes for certain stock option grants made in prior periods and that other stock option and non-stock option related errors in its historical financial statements require correction, as described in more detail below. As a result, the consolidated financial statements as of December 31, 2005 and for the years ended December 31, 2005 and 2004 have been restated from the amounts previously reported to correct these errors. The after tax effect to net income of all adjustments amounted to $(1.3) million, $9.6 million and $(4.9) million for the years ended December 31, 2006, 2005 and 2004, respectively.

Background and Scope of the Investigation

On May 17, 2006, a financial analyst at Deutsche Bank published a report entitled “Infrastructure SW Update: Analyzing potential for backdated stock options.” The report analyzed the likelihood of various software companies having historically back dated equity awards. Quest Software was identified in this report as one company with characteristics similar to other companies which had previously announced stock option investigations. After reviewing the Deutsche Bank report, our General Counsel and then Chief Financial Officer initiated an internal review of the facts and circumstances of our historical stock option granting practices and related documentation. On May 22, 2006, the Board of Directors was briefed on the existence of the Deutsche Bank report and preliminary results of the internal review.

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

Historical Stock Option Granting Practices

Prior to January 1, 2006, we accounted for our stock option grants under Accounting Principles Board Opinion No. 25 (“APB No. 25”) and had provided the required disclosures pursuant to the provisions of Statement of Financial Accounting Standards, or SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). On January 1, 2006, we adopted

SFAS No. 123R, Share-Based Payment (“SFAS 123R”), under the modified prospective method. For the accounting measurement date revisions made, we revised the historical pro forma footnote disclosures made in accordance with SFAS 123. Additionally, we restated our consolidated financial statements for the three months ended March 31, 2006 to reflect the impact of revised accounting measurement dates on compensation expense recognized in accordance with SFAS 123R.

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

Beginning with our April 2001 granting action, we sought Compensation Committee approval for all discretionary stock option grants to employees and other eligible participants, including consultants. In May 2002, we changed our stock option granting practices by determining grant dates and exercise prices as of the date when the required granting actions were actually completed. As a result, our April 2002 monthly new hire and merit grant was the last monthly grant for which the originally stated grant date was determined using the methodology of determining a grant price on a monthly or quarterly basis.

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

The Special Committee performed a grant date by grant date analysis of approximately 38 option grant dates during the Pre-IPO Period, 36 option grant dates between the IPO and June 30, 2003 and all 3 annual grants from July 1, 2003 through December 2005 for compliance with APB No. 25. Where we determined that we did not complete the required granting actions by the original grant date, we used judgment to determine corrected accounting measurement dates for all awards included within the granting action on each grant date consistent with what the evidence suggested was our practice or process. If the revised measurement date was not the same date we used previously, we made accounting adjustments as required, which resulted in stock-based compensation and related tax effects when an option had intrinsic value on the revised accounting measurement date.

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

Corrections to the accounting measurement dates for option grants during the Pre-IPO Period resulted in the recording of additional pre-tax stock-based compensation of $23.3 million.

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

For each of the 21 discretionary grants affected by the Special Committee’s findings during this period, the Special Committee determined an accounting measurement date based on information and documentation evidencing the date as of which the related action by unanimous written consent (“UWC”) had been signed by all of the directors or, in the case of Compensation Committee action, members of the Compensation Committee. However, in many cases, the Company was unable to locate definitive and complete documentation evidencing the date on which the last required approval of a UWC was signed by certain directors and received by the Company. For these stock option grants, the Company’s measurement date determinations were made on the basis of all available relevant information and reflect the Company’s reasonable conclusion as to the most likely option granting actions that occurred based on related facts and circumstances. For grants where there was insufficient evidence to determine when all required written consents were actually obtained, but there was evidence of the dates of receipt of individual written consents (such as contemporaneous electronic messages to or from individuals involved in the granting activities or facsimile header dates on signed unanimous written consent forms), we used this information as evidence of when the Compensation Committee approval was obtained, and used that date as the revised measurement date for financial reporting purposes. In other cases where we could not locate evidence of the date or dates on which required granting approvals were obtained, we used evidence of the dates on which the Notices of Grant were executed on behalf of the Company as the best evidence of the granting actions actually completed, and used those dates as the revised measurement dates for financial reporting purposes. We believe that these grants were communicated to employees in a timely manner. In some cases, we awarded option grants that were different in amount than that approved by the required granting actions or to employees whose awards were not included in lists approved by the Board of Directors or Compensation Committee. In each of these circumstances, we evaluated the existing information related to each individual grant and we established a new accounting measurement date when we determined that the terms of the award were fixed with finality, which was generally the date on which the related Notice of Grant was signed on behalf of the Company.

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

Sensitivity Analysis

Revised measurement dates for certain grants awarded during the period from September 1999 to September 2000 could not be determined with certainty. We therefore made judgments to establish the revised dates. These awards were made on six dates and covered options to purchase approximately 467,000 shares of Common Stock, or approximately one-half of the total number of shares covered by stock options granted during this period. For these grants, we have recorded pre-tax compensation expense adjustments of approximately $8.4 million. We determined the revised measurement dates for these awards based upon the dates upon which the Company signed the Notices of Grant which was deemed for measurement date purposes, to be the dates on which the grants were completed. Had we used different judgments regarding the timing of the revised measurement dates, the stock-based compensation expense charges we recorded in the restatement would have been different.

We prepared a sensitivity analysis to determine the hypothetical minimum and maximum compensation expense charge that we might have recorded for these grants if we had used different judgments to determine the revised measurement dates. We applied our sensitivity methodology on a grant date by grant date basis to examine the largest hypothetical variations in stock-based compensation expense within a range of possible measurement dates for each grant event, which ranged from the originally recorded grant date to the revised measurement date. While we believe the evidence and methodology used to determine the revised measurement dates to be the most appropriate, we also believe that illustrating the differences in stock-based compensation expense using these alternative date ranges provides incremental insight into the extent to which hypothetical stock-based compensation expense would have fluctuated if we chose other measurement dates.

After developing the range for each grant event included in our sensitivity analysis, we selected the highest and lowest closing sale price of our Common Stock within the date range to determine the range of potential compensation expense adjustments for the grants. We then compared these aggregated amounts to the stock-based compensation expense that we recorded for the stock option grants analyzed. If we had used the highest closing sale price of our Common Stock within the date range for these grant events, our stock-based compensation expense adjustment relating to these grants would have increased by approximately $4.3 million, from $8.4 million to $12.7 million. Conversely, had we used the lowest closing sale price of our Common Stock within the date range for the grants analyzed,, we would not have recorded a stock-based compensation expense adjustment for these specific grants, as the fair market value of our common stock on those dates would have been at or below the actual exercise price of the options awarded.

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

•

We determined that our accounting treatment for a restricted stock issuance in 2000 was incorrect. We issued 339,200 shares of common stock to an employee in connection with his initial employment with the Company as Vice President, Marketing, and accepted this employee’s secured promissory note in the principal amount of $15.8 million as payment of the purchase price for the shares. In June 2002, we determined that we should have treated the promissory note as a non-recourse obligation and, accordingly, treated the transaction as a stock option for financial reporting purposes. We also determined that we should not have accrued approximately $1.4 million of interest income on the promissory note that we accrued from 2000 through March 31, 2002 but deemed the error to be immaterial to our results of operations. We have recorded an adjustment to our beginning retained earnings balance as of January 1, 2004 to reverse the interest income previously recorded on this promissory note.

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

All but $0.7 million of the foregoing adjustments were recorded in periods preceding 2004. As a result, most of the impact of these adjustments is reflected in the adjustment of our opening accumulated deficit balance at January 1, 2004 in the consolidated financial statements included in this Report.

We may also incur additional expenses as a result of certain federal and state income tax consequences of the findings of our stock option investigation. We have determined that many of our outstanding stock option awards are deemed to have been granted at an exercise price below the fair market value of our stock on the actual accounting measurement date. The primary adverse tax consequence is that the re-measured options vesting after December 31, 2004 are potentially subject to option holder excise tax under Section 409A of the Internal Revenue Code (and, as applicable, similar excise taxes under state law). We have recorded approximately $0.6 million of expenses in the year ended December 31, 2006 relating to the anticipated settlement by the Company of federal and applicable state income taxes on behalf of the Company’s employees for tainted options that were exercised during 2006. Employees of the Company who continue to hold tainted options that vested after December 31, 2004 or are still unvested may be subject to additional taxes, penalties and interest under Section 409A if no action is taken to cure the options from exposure under Section 409A before December 31, 2008. The Company has yet to determine whether it will either implement a plan to assist the affected employees for the amount of this tax, adjust the terms of the original option grant, or adjust the terms of the original option grant and pay the affected employees an amount to compensate such employees for this lost benefit with respect to the unexercised options that vested after December 31, 2004.

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

Non-Stock Option Related Adjustments

The Company has determined that additional errors in its historical financials statements require correction in this restatement. Many of these errors were identified by the Company or its auditors in connection with the restatement related procedures. Other adjustments include items identified in prior periods, but deemed them not to be material to the Company’s results of operations, and are included in this restatement. A summary of the impact of these adjustments to pre-tax income for the years ended December 31, 2005 and 2004 (in thousands), is as follows:

(Increase) Decrease in Pre-Tax Income Category	Year Ended December 31,
	2005	2004
Revenue Adjustments
Financial system programming error	$(134)	$(717)
Incorrect interpretation of complex orders	2,442	434
Inconsistent application of company policies	1,178	—
Other	688	(48)

Total Revenue Adjustments	4,174	(331)

Expense Adjustments
Incorrect application of SFAS No. 144	566	795
Incorrect interpretation of complex orders	(239)	(65)
Incorrect application of company policies	(10)	(31)
Other	(115)	5

Total Expense Adjustments	202	704

Other Income (Expense), Net Adjustments
Incorrect application of SFAS No. 52	(113)	(114)
Other	(24)	—

Total Other Income (Expense), Net Adjustments	(137)	(114)

Total All Adjustments	$4,239	$259

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

Impact of Errors on Previously Issued Consolidated Financial Statements

As a result of the findings of the Special Committee’s investigation with respect to employee stock options and the other adjustments described in this Report, our consolidated financial statements for the years ended December 31, 2005 and 2004 have been restated. The restated consolidated financial statements include unaudited financial information for interim periods of 2005 and 2006 consistent with Article 10-01 of Regulation S-X. We recorded additional stock-based compensation expense and other accounting adjustments, and related tax adjustments, affecting our previously-reported financial statements for 1999 through 2003, the effects of which are summarized in cumulative adjustments to our common stock (additional paid-in capital), unearned compensation, accumulated deficit and note receivable from sale of common stock accounts as of January 1, 2004, in the amounts of $80.6 million, $48.2 million, $92.5 million and $17.2 million, respectively. See the Consolidated Statements of Shareholders’ Equity, included in Part IV, Item 15 of this Report.

The financial information presented in this Item 7 has been adjusted to reflect the incremental impact resulting from the restatement adjustments discussed above, as follows (in thousands):

Summary of Impact of Restatement Adjustments

	(Increase) Decrease in Pre-Tax Income			Tax Effect of Adjustments
Year Ended	Stock Option Related Adjustments (1)	Other Adjustments	Total Adjustments, Pre-Tax	Option Related Payroll Tax Adjustments(3)	Income Tax Effect of All Adjustments	Total Adjustments, Net of Tax
1999	$10,060	$—	$10,060	$—	$(2,782)	$7,278
2000	21,731	1,579	23,310	6,221	(5,066)	24,465
2001	24,270	2,195	26,465	1,268	(8,370)	19,363
2002	30,679	(248)	30,431	2,103	(7,825)	24,709
2003	25,860	240	26,100	635	(10,048)	16,687

Cumulative effect on January 1, 2004 opening accumulated deficit	112,600	3,766	116,366	10,227	(34,091)	92,502	(4)
2004	19,814	259	20,073	(7,433)	(17,563)	(4,923)
2005	9,869	4,239	14,108	(889)	(3,582)	9,637

Total	$142,283	$8,264	$150,547	$1,905	$(55,236)	$97,216

(1)	Comprised of $136.9 million of stock-based compensation expense adjustments arising from measurement date corrections and $5.4 million of other stock option related adjustments.

(2)	Other non-stock option related adjustments to revenue, operating expenses, and other income (expense), net.

(3)	Relates to potential payroll tax liabilities for incentive stock options deemed to be granted at below market value and is included with the appropriate compensation expense.

(4)	The cumulative effect does not include the cumulative impact of the retrospective adoption of a change in accounting for planned major maintenance activities on our corporate aircraft. See Note 1 of our Notes to Consolidated Financial Statements.

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

Our initial core competency as a database management company was built upon deep expertise within the Oracle database platform where we assembled a portfolio of products to manage and speed the development on the platform. As customers required heterogeneous database management tools, we broadened our product portfolio to deliver complementary solutions and expanded our offerings to address other database platforms, including DB2 and SQL Server. Today, most of our database management revenue is derived from products focused on the Oracle platform. In the last several years however, Oracle has increased the functionality of their database products creating a stronger competitive offering which has impaired our license growth for certain products. This has negatively impacted our database management product growth. On the other hand, our database development product group led by TOAD, continues to be the most significant revenue contributor of our Oracle database products. In early 2006 Oracle introduced SQL Developer, a free tool which competes with TOAD. While TOAD distinguishes itself as a feature-rich heterogeneous database platform tool, we invested in sales and marketing resources to broaden our customer footprint with TOAD and strengthen our feature set of this key product. While doing this we simultaneously sought to stimulate our broader database-driven product revenues by placing more emphasis on the SQL Server Database, a Microsoft product. Given the rapid growth of SQL Server within the market, our strategy has been to foster continued development on this platform and to build increased management capabilities into our offerings in support of the platform. While databases typically front large application deployments, they logically interact with other elements of the application infrastructure. This logical linkage and reliance on the database led Quest into its next product focal point known as application management.

From our acquisition of Foglight Software in January 2000 and then Sitraka in October 2002, to our current offerings for application management, we have made significant investments in developing and supporting products for this market. Foglight remains our flagship product and largest revenue component of our application management offerings. As our customers face the need to manage more complex applications with service oriented architectures, our products for identifying application outages and performance have become important tools. Much of 2006 was an investment year for our application management products. Our R&D team was focused on developing the next version of Foglight by reconstructing the product, integrating the previously acquired Sitraka technology and other end-user aspects into an integrated solution which was brought to market during 2007.

After establishing a market presence in both the database and application management markets, we sought to broaden our portfolio further into the Windows management tools market in early 2000 with our acquisition of Fastlane Technologies. In 2004, we acquired Aelita Software. Our acquisition of Aelita, combined with internally developed products, solidified our position as one of Microsoft’s leading ISV’s. We market and support management tools for three key Microsoft platforms – Active Directory, Exchange and SQL Server, and our products address both migration and management of the Windows platform. Our migration business comprises a set of products which support migration from other competitive platforms to its’ comparable Microsoft platform, as well as migrations from earlier to the most current version of Microsoft platforms. In addition, we offer products which complement the core platform tools which are natively used by customers to manage these platforms once they are in a production environment.

As our Windows products emerged and continued to grow in market popularity, the composition of our overall revenue profile changed from being primarily derived from the Oracle database platform tools to a more balanced profile with our Windows products. During 2006, as most large scale migrations were completed earlier, the primary driver of our revenue growth shifted from our migration products to the management group of products in our Windows portfolio. The management portfolio was bolstered in 2005 with products acquired through Vintela and Imceda which covered SQL Server and Active Directory.

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

We also provide PSO services which relate to installation of our products and do not include significant customization to or development of the underlying software code. Revenue is allocated to PSO services based on VSOE of fair value and recognized as the services are performed. Such revenues represent 13.5%, 13.4% and 12.1% of total services revenues for the twelve months ended December 31, 2006, 2005 and 2004, respectively.

Our primary expenses are our personnel costs, which include compensation, benefits and payroll related taxes, which are a function of our world-wide headcount. We estimate that these personnel related costs represented approximately 67% of total expenses in 2006. Our headcount at the end of fiscal 2006 was approximately 2,850 compared to approximately 2,750 at the end of fiscal 2005. Total stock-based compensation expense increased from $12.4 million in 2005 to $27.0 million in 2006, representing a 118% year-over-year increase, primarily because of our adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123R”).

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

Our foreign currency gains or losses are predominantly attributable to translation gains or losses on our net balances of monetary assets and liabilities in our foreign subsidiaries, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar. The foreign currency translation adjustments to these balance sheet items are calculated by comparing the currency spot rates at the end of a quarter to the spot rates at the end of the previous quarter. On this basis, we recorded, in other income (expense), net, a net gain of $4.4 million in 2006 and a net loss of $5.6 million in 2005, representing a year-over-year change of 179%. While currency fluctuations between 2005 and 2006 significantly impacted our other income (expense), net, foreign currency exchange rates did not materially affect our income from operations in 2006. The impact of currency rate changes was less than 1% on our income from operations, meaning the strengthening foreign currencies increased revenues and expenses by less than 1% each in 2006.

Our 2006 Results

As discussed in more detail throughout our MD&A:

•

From 2005 to 2006, total revenues increased 19.0% to $561.6 million and total expenses increased 22.3% to $502.9 million, resulting in operating margin of 11.2%. Income from operations increased from $60.8 million to $62.7 million and net income increased from $32.5 million to $59.0 million.

•

Our Windows Management products were the primary product contributors to revenue growth from 2005 to 2006. Our Database Development product family also contributed significantly to total revenues and revenue growth in 2006. Total revenues from our North American operations increased by $52.8 million, or 16.8%, while total revenues from the rest of world operations increased by $36.8 million, or 23.5%.

•

Sales of perpetual software licenses and services from acquired company products (products from our acquisitions of Imceda, Vintela, Vizioncore, Xaffire, and AfterMail) were significant contributors to revenue growth in 2006. The contribution from these acquired products to our total revenue growth in 2006 was approximately $30.0 million or 35%. Results of operations from all acquisitions are included in our consolidated income statements from the respective dates of acquisition. For more information concerning our acquisitions during the periods presented herein, see Note 5 of our Notes to Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

See Note 1 of our Notes to Consolidated Financial Statements for information regarding recently issued accounting pronouncements.

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

Our VSOE of fair value is impacted by estimates and judgments that, if significantly different, could materially impact the timing and amount of revenue recognized in current and future periods. These estimates and judgments include, among other items:

•	the ability to identify and validate VSOE of fair value for undelivered elements via the use of sampling techniques;

•	the impact on sampling results of customer negotiating pressure on renewal rates;

•	the impact on sampling results of PCS renewals on deals originally sold via indirect channels;

•	the fair value of that undelivered element for sampled transactions; and

•	where a customer’s PCS renewal is in its product life cycle when numerous year’s renewal efforts have been combined into one transaction (a co-term).

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

In addition to perpetual software licenses, we sell a small amount of time-based software licenses (or term licenses) each year wherein customers pay a single fee for the right to use the software and receive PCS for a defined period of time. Approximately 2% of 2006 license revenue was generated by these time-based software licenses. All license and support revenues on these term licenses are deferred and recognized ratably over the license term.

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

For additional information regarding our revenue recognition accounting policies see Note 1 of our Notes to Consolidated Financial Statements.

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

•

Goodwill – We test goodwill for impairment at the reporting unit level on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. We performed our annual impairment review in the fourth quarter of 2006 and determined that the carrying value of each reporting unit was less than the estimated fair value of the reporting units. In calculating the fair value of the reporting units (licenses and services), the Market Approach and Income Approach were the methodologies deemed the most reliable and were the primary methods used for our impairment analysis. We will continue to perform annual impairment reviews during the fourth quarter of each year or earlier if indicators of potential impairment exist. Future impairment reviews could result in significant charges against earnings to write down the value of goodwill.

•

Amortizing Intangible assets – These assets are recorded at their estimated fair value and include technology, customer lists, maintenance contracts, trademarks and non-compete agreements acquired and are being amortized using the straight-line method over estimated useful lives ranging from two to seven years.

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

The net carrying amount of amortizing intangible assets was considered recoverable at December 31, 2006. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, these intangible assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. We periodically review the carrying value of these assets to determine whether or not impairment to such value has occurred. In the event that in the future it is determined that the other intangible assets value has been impaired, an adjustment will be made in that corresponding period resulting in a charge against earnings for the write-down.

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

Accounting for Stock-Based Compensation

Prior to January 1, 2006, we accounted for stock option grants in accordance with APB No. 25 and related Interpretations, as permitted by SFAS 123. Accordingly, we recognized compensation expense for stock option grants where the exercise price was lower than the fair market value of our common stock on the grant date. In accordance with SFAS 123 and SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, we provided pro forma net income or loss and net income or loss per share disclosures for each period prior to the adoption of SFAS 123R, as if we had applied the fair value-based method in measuring compensation expense for our stock-based compensation plans.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R utilizing the modified prospective transition method. As required by SFAS 123R, we estimate forfeitures of employee stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined based on historical experience. Estimated forfeitures are adjusted to actual forfeiture experience as needed. Under the modified prospective approach, compensation expense recognized during the twelve months ended December 31, 2006 includes: (a) compensation expense for all stock-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the recognition provisions of SFAS 123R. In accordance with the modified prospective transition method, our audited consolidated financial statements for the twelve months ended December 31, 2005 have not been restated to reflect, and do not include, the impact of SFAS 123R.

SFAS 123R requires us to calculate the pool of excess tax benefits (the “APIC Pool”), available as of January 1, 2006, to absorb tax deficiencies recognized in subsequent periods, assuming we had applied the provisions of the standard in prior periods. We applied the provisions of SFAS 123R in calculating the APIC Pool, which was calculated using the long-haul method.

We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note 1 of our Notes to Consolidated Financial Statements. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term, expected volatility, risk-free interest rate and dividend yield. We may use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our net income or loss and net income or loss per share.

See also “Restatement of Previously Issued Financial Statements” above and Note 2 of our Notes to Consolidated Financial Statements for the discussion of the restatement related to our stock option grants.

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

Based on our assessment of the factors discussed above, we consider the United States dollar to be the functional currency for each of our international subsidiaries. As a result of this determination, assets and liabilities in these subsidiaries are re-measured at current exchange rates, except for property and equipment and deferred revenue, which are re-measured at historical exchange rates. Revenues and expenses are re-measured at weighted average exchange rates in effect during the year except for revenue and costs related to the above mentioned balance sheet items which are re-measured at historical exchange rates. Accordingly, we had a net foreign currency re-measurement gain of $4.4 million, a net loss of $5.6 million and a net gain of $3.4 million for the years ended December 31, 2006, 2005 and 2004, respectively, recorded to other income (expense), net in the respective periods. Had we determined that the functional currency of our subsidiaries was the local currency, these translation gains and losses would have been included in our statement of shareholders’ equity as a component of comprehensive income for each of the years presented.

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

Results of Operations

Except as otherwise indicated, the following are percentage of total revenues:

	Year Ended December 31,
	2006	2005	2004
Revenues:
Licenses	51.7%	54.3%	57.6%
Services	48.3	45.7	42.4

Total revenues	100.0	100.0	100.0

Cost of revenues:
Licenses	1.0	1.1	1.0
Services	8.9	8.1	7.8
Amortization of purchased technology	2.8	2.4	2.3

Total cost of revenues	12.7	11.6	11.1

Gross profit	87.3	88.4	88.9
Operating expenses:
Sales and marketing	44.1	43.2	44.2
Research and development	19.7	18.9	21.5
General and administrative	11.7	10.3	10.6
Amortization of other purchased intangible assets	1.2	1.5	1.3
In-process research and development (1)	0.2	1.7	1.8
Litigation loss provision	—	—	4.1

Total operating expenses	76.9	75.6	83.5
Gain on sale of Vista Plus product suite (1)	—	—	7.6
Gain on sale of corporate aircraft	0.7	—	—

Income from operations	11.1	12.8	13.0
Other income (expense), net	2.3	(0.2)	2.5

Income before income tax provision	13.4	12.6	15.5
Income tax provision	3.0	5.8	2.0

Net income	10.4%	6.8%	13.5%

(1)	See Note 5 of our Notes to Consolidated Financial Statements.

Comparison of Fiscal Years Ended December 31, 2006 and 2005

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages):

			Increase
	2006	2005	Dollars	Percentage
Revenues:
Licenses
North America	$179,114	$161,933	$17,181	10.6%
Rest of World	111,133	94,198	16,935	18.0%

Total license revenues	290,247	256,131	34,116	13.3%

Services
North America	188,835	153,226	35,609	23.2%
Rest of World	82,507	62,647	19,860	31.7%

Total service revenues	271,342	215,873	55,469	25.7%

Total revenues	$561,589	$472,004	$89,585	19.0%

Licenses Revenues — Licenses revenues from sales of our Windows Management products, including those products with technology acquired from Vintela in July 2005 and Aftermail in January 2006 were significant drivers of our licenses revenues growth in both North America and Rest of World. Sales of our Imceda and Vizioncore products also contributed to growth in license revenues. Licenses revenues growth in these product areas was offset slightly by reduced licenses revenues from sales of our Application Management products and our Oracle Database Management products.

Services Revenues — The largest component of services revenues is PCS revenue. Services revenues also include fees for PSO. Our Windows Management product line and our Oracle Database Development products primarily drove growth in services revenues. PCS revenues from renewals of annual maintenance agreements have continued to grow. Revenues from PSO increased $7.6 million or 26.1%. PSO as a percentage of total service revenues represented approximately 13.5% in the twelve months ended December 31, 2006 and 2005.

Cost of Revenues

Total cost of revenues and year-over-year changes are as follows (in thousands, except for percentages):

			Increase
	2006	2005	Dollars	Percentage
Cost of Revenues:
Licenses	$5,570	$5,005	$565	11.3%
Services	49,773	38,381	11,392	29.7%
Amortization of purchased technology	15,932	11,476	4,456	38.8%

Total cost of revenues	$71,275	$54,862	$16,413	29.9%

Cost of Licenses — Cost of licenses primarily consists of third-party software royalties, product packaging, documentation, duplication, delivery and personnel costs. Cost of licenses as a percentage of license revenues was 1.9% and 2.0% for the twelve months ended December 31, 2006 and 2005, respectively. The absolute dollar increase is primarily the result of increased license sales of royalty-bearing products.

Cost of Services — Cost of services primarily consists of personnel, outside consultants, facilities and systems costs used in providing PCS and PSO. Cost of services does not include development costs related to bug fixes and upgrades which are classified in research and development and which are not separately determinable. Personnel related costs increased by approximately $4.4 million, primarily due to significant growth in technical support headcount (average headcount in 2006 increased by 90% over the prior year) and from a $0.7 million increase in stock-based compensation expense. Fees paid to outside professional services consultants in connection with new system implementation support increased by $4.7 million in the twelve months ended December 31, 2006 over the comparable period in 2005 as the demand for our professional services exceeded our ability to provide these services. Cost of services as a percentage of service revenues were 18.3% and 17.8% in the twelve months ended December 31, 2006 and 2005, respectively.

Amortization of Purchased Technology — Amortization of purchased technology includes amortization of the fair value of purchased technology associated with acquisitions made since 2002. The 38.8% increase in amortization of purchased technology is primarily due to our acquisitions of AfterMail and Charonware in 2006 and by a $2.3 million impairment charge recorded in the fourth quarter of 2006 for a portion of purchased technology acquired in 2002. We expect amortization of purchased technology within the cost of revenues arising from acquisitions completed prior to December 31, 2006 to be approximately $12.0 million in the year ending December 31, 2007.

Operating Expenses

Year-over-year changes in the principal components of our operating expenses are as follows (in thousands, except for percentages):

			Increase/(Decrease)
	2006	2005	Dollars	Percentage
Operating Expenses:
Sales and marketing	$247,500	$203,851	$43,649	21.4%
Research and development	110,612	89,078	21,534	24.2%
General and administrative	65,821	48,474	17,347	35.8%
Amortization of other purchased intangible assets	6,758	7,179	(421)	(5.9)%
In-process research and development	960	7,840	(6,880)	(87.8)%

Total operating expenses	$431,651	$356,422	$75,229	21.1%

Sales and Marketing — Sales and marketing expenses consist primarily of compensation and benefit costs for sales and marketing personnel, sales commissions, related facilities and information systems (“IS”) costs, and costs of trade shows, travel and entertainment and various discretionary marketing programs. Sales and marketing expense increased $43.6 million during the twelve months ended December 31, 2006 as compared to the same period in 2005. Personnel related costs increased approximately $32.7 million, of which $3.2 million is due to higher stock-based compensation expense. The increase in personnel related costs was primarily due to significant growth in headcount within our direct sales, system engineering, telesales groups and product marketing and commissions on the increased amount of sales in 2006 compared to 2005. Average headcount in sales and marketing increased 19% in 2006 over the prior year.

Research and Development — Research and development expenses consist primarily of compensation and benefit costs for software developers who develop new products, bug fixes and upgrades to existing products and at times provide engineering support for PCS services, software product managers, quality assurance and technical documentation personnel, associated facilities and IS costs and payments made to outside software development consultants in connection with our ongoing efforts to enhance our core technologies and develop additional products. Research and development expense increased $21.5 million during the twelve months ended December 31, 2006 as compared to the same period in 2005. Personnel related costs increased approximately $17.9 million, of which $6.6 million related to higher stock-based compensation expense. The increase in personnel related costs was also due to significant growth in headcount within our quality assurance and product development areas.

General and Administrative — General and administrative expenses consist primarily of compensation and benefit costs for our executive, finance, legal, human resources, administrative and IS personnel, and professional fees for audit, tax and legal services, associated facilities and IS costs. General and administrative expense increased $17.3 million during the twelve months ended December 31, 2006 as compared to the same period in 2005. Personnel related costs increased approximately $11.5 million, of which $4.1 million related to higher stock-based compensation expense. The increase in personnel related costs was primarily due to additional headcount hired to support the company’s growth.

Fees associated with the investigation of our historical stock option grant practices and related accounting being conducted by the special committee of independent directors, contributed $6.6 million to the overall increase in general and administrative expenses. We also recorded $1.5 million in incremental stock-based compensation expense resulting from modifications to certain former employee stock option grants, as discussed in more detail in Note 11 of our Notes to Consolidated Financial Statements. Restatement related costs recorded in general and administrative expenses were $6.9 million through the nine months ended September 30, 2007.

The increase to personnel costs and fees related to the stock option investigation were offset slightly by a reduction to bad debt expense of approximately $0.9 million.

Amortization of Other Purchased Intangible Assets — Amortization of other purchased intangible assets includes the amortization of customer lists, trademarks, non-compete agreements and maintenance contracts associated with acquisitions. The decrease in amortization expense from 2005 to 2006 was due to certain other purchased intangible assets related to our acquisition of Aelita Software in 2004 that were fully amortized by the end of the first quarter of 2006. We expect amortization of other purchased intangible assets reflected on our December 31, 2006 balance sheet to be approximately $6.1 million for the year ending December 31, 2007.

In-Process Research and Development — In-process research and development (“IPR&D”) expenses related to in-process technology acquired from AfterMail and Charonware in 2006 and Wingra Technologies, LLC and Vintela in 2005, respectively. These costs were charged to operations as the technologies had not reached technological feasibility and did not have alternative future uses at the date of acquisition.

Other Income (Expense), Net

Other income (expense), net includes interest income on our investment portfolio, gains and losses from foreign exchange fluctuations and gains or losses on other financial assets as well as a variety of other non-operating expenses, such as costs incurred with operating and maintaining our corporate aircraft which was sold in the fourth quarter of 2006 and the minority interest in Vizioncore. Other income (expense), net increased to a $13.0 million gain in 2006 from a $1.0 million loss in 2005. Interest income was $11.2 million and $6.8 million in the twelve months ended December 31, 2006 and 2005, respectively. We had a $4.4 million foreign currency gain in 2006 compared to a $5.6 million foreign currency loss in 2005. Our foreign currency gains or losses are predominantly attributable to translation gains or losses on net monetary assets, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar.

Income Tax Provision

During the twelve months ended December 31, 2006, the provision for income taxes decreased to $16.7 million from $27.3 million in the comparable period of 2005, representing a decrease of $10.6 million. The effective income tax rate decreased to 22.0% in 2006, compared to 45.6% in 2005. In 2006, the Company realized an overall foreign tax benefit from losses in certain higher-tax jurisdiction, and a shift of profitability to lower tax jurisdictions. Included in income tax expense for the twelve months ended December 31, 2005, is a tax provision of approximately $2.3 million related to our repatriation of approximately $43.5 million of qualified earnings under the applicable provisions of the American Jobs Creation Act of 2004, and approximately $2.4 million of additional expense related to a non-deductible IPR&D charge of $6.8 million.

Comparison of Fiscal Years Ended December 31, 2005 and 2004

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages):

			Increase
	2005	2004	Dollars	Percentage
Revenues:
Licenses
North America	$161,933	$148,877	$13,056	8.8%
Rest of World	94,198	75,770	18,428	24.3%

Total license revenues	256,131	224,647	31,484	14.0%

Services
North America	153,226	121,299	31,927	26.3%
Rest of World	62,647	43,848	18,799	42.9%

Total service revenues	215,873	165,147	50,726	30.7%

Total revenues	$472,004	$389,794	$82,210	21.1%

Licenses Revenues — Growth in license revenues is primarily a result of increased software license sales within our Windows Management and Database Management product lines, which increased by approximately 35% and 11%, respectively, from the twelve months of 2004 to the comparable period in 2005. Approximately 57%, or $17.3 million, of the 2004 to 2005 license revenue growth derived from products acquired in 2005.

Services Revenues —Our Windows Management product line and our Database Development products primarily drove the growth in services revenues. PCS revenues from renewals of annual maintenance agreements have continued to grow and revenues from PSO increased $9.1 million or 45.6%. PSO as a percentage of total service revenues represented approximately 13% and 12% in the twelve months ended December 31, 2005 and 2004, respectively. Our North American operating results for the first three quarters of 2004 included approximately $7.3 million in services revenues from our Vista Plus output management product line, which we sold in September 2004. Excluding the Vista Plus service revenues from our 2004 results, our North American service revenues increased by approximately 34%.

Cost of Revenues

Total cost of revenues and year-over-year changes are as follows (in thousands, except for percentages):

			Increase
	2005	2004	Dollars	Percentage
Cost of Revenues:
Licenses	$5,005	$3,962	$1,043	26.3%
Services	38,381	30,530	7,851	25.7%
Amortization of purchased technology	11,476	8,902	2,574	28.9%

Total cost of revenues	$54,862	$43,394	$11,468	26.4%

Cost of Licenses — Cost of licenses as a percentage of license revenues were 2.0% and 1.8% for the twelve months ended December 31, 2005 and 2004, respectively. Cost of licenses as a percent of total revenues was approximately 1% in both the twelve months ended December 31, 2005 and 2004. The absolute dollar increase is primarily the result of increased license sales of royalty-bearing products.

Cost of Services — The 25.7% increase in cost of services was primarily due to an increase of $4.6 million in personnel related costs as a result of significant growth in headcount (average headcount in 2005 increased by 21% over the prior year) and an increase of $1.6 million in fees paid to outside professional services consultants in connection with new system implementation support as the demand for our professional services exceeded our ability to provide these services, offset partially by a $0.6 million reduction in stock-based compensation in the twelve months ended December 31, 2005 over the comparable period in 2004. Cost of services as a percentage of service revenues were 17.8% and 18.5% in the twelve months ended December 31, 2005 and 2004, respectively.

Amortization of Purchased Technology — Amortization of purchased technology includes amortization of the fair value of purchased technology associated with acquisitions made from 2001 through the end of 2005. The amount amortized during the twelve months ended December 31, 2005 increased primarily as a result of our acquisitions of Imceda and Vintela. We also recorded impairment charges of $0.6 million and $0.8 million in 2005 and 2004, respectively.

Operating Expenses

Year-over-year changes in the principal components of our operating expenses are as follows (in thousands, except for percentages):

			Increase/(Decrease)
	2005	2004	Dollars	Percentage
Operating Expenses:
Sales and marketing	$203,851	$172,138	$31,713	18.4%
Research and development	89,078	83,622	5,456	6.5%
General and administrative	48,474	41,142	7,332	17.8%
Amortization of other purchased intangible assets	7,179	5,212	1,967	37.7%
In-process research and development	7,840	6,980	860	12.3%
Litigation loss provision	—	16,000	(16,000)	(100.0)%

Total operating expenses	$356,422	$325,094	$31,328	9.6%

Sales and Marketing — The 18.4% increase in sales and marketing expense was primarily due to an increase of $24.9 million in personnel related costs, such as labor, commissions, bonuses, vacation, reward programs and payroll taxes, of which $2.6 million is due to higher stock-based compensation expense. This increase in personnel related expense was attributable to significant growth in headcount, including the additional headcount from the acquisitions of Imceda and Vintela, and to increased commissions on the increased amount of sales. Average headcount in sales and marketing increased 25% in 2005 over the prior year. Marketing communications, programs, conferences, and road/trade show expenses increased by approximately $2.1 million. A portion of the overall increase was offset by a reduction of approximately $1.8 million in depreciation expense related to our sales force automation system, implemented during 2001 and fully depreciated by the end of the third quarter in 2004. Sales and marketing expenses as a percentage of total revenues were 43.2% and 44.2% in 2005 and 2004, respectively.

Research and Development — The 6.5% increase in research and development expense was primarily due to an increase of $2.6 million in personnel related costs. The increase in labor cost was partially offset by a reduction of $3.0 million to stock-based compensation expense. This increase in personnel related expenses was attributable to an increase in the number of employees engaged in research and development activities in 2005, resulting from both direct hiring and acquisitions, including the acquisitions of Imceda and Vintela, as well as increased compensation levels. Research and development expenses as a percentage of total revenues were 18.9% and 21.5% for the twelve months ended December 31, 2005 and 2004, respectively.

General and Administrative — The 17.8% increase in general and administrative expense was primarily due to an increase of $4.8 million in personnel related costs. The increase in labor cost was partially offset by a reduction of $1.1 million to stock-based compensation expense. This increase in personnel related expenses was attributable to an increase in the number of employees engaged in general and administrative activities in 2005, resulting primarily from direct hiring, as well as increased cash compensation levels. Average headcount in general and administrative increased 25% in 2005 over the prior year. Higher accounting and tax fees related to our ongoing SOX 404 compliance efforts also contributed approximately $0.9 million, or 12.3% of the increase in general and administrative expenses. Other consulting fees for matters unrelated to SOX 404 increased by approximately $0.9 million. Legal costs decreased by approximately $1.5 million as a result of the settlement or dismissal of material litigation matters in the first quarter of 2005. General and administrative expenses as a percentage of total revenues were 10.3% and 10.6% for the twelve months ended December 31, 2005 and 2004, respectively.

Amortization of Other Purchased Intangible Assets — The 37.7% increase in amortization of other purchased intangible assets during 2005 was primarily due to our acquisitions of Imceda and Vintela.

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

Litigation Loss Provision — Litigation loss provision relates to a litigation settlement fully accrued for in 2004 and paid in March 2005.

Other Income (Expense), Net

Other income (expense), net decreased from a $9.3 million gain in 2004 to a $1.0 million loss in 2005. Interest income was $6.8 million and $7.3 million in the twelve months ended December 31, 2005 and 2004, respectively. We had a foreign currency loss of $5.6 million in 2005 compared to a foreign currency gain of $3.4 million in 2004. Our foreign currency losses were predominantly attributable to translation losses on net monetary assets, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound. On this basis the U.S. Dollar strengthened against the Euro and the British Pound during 2005. Other income (expense), net includes several other components, of which the majority relates to costs incurred with operating and maintaining our corporate aircraft, which was sold in the fourth quarter of 2006.

Income Tax Provision

During the twelve months ended December 31, 2005, the provision for income taxes increased to $27.3 million from $7.9 million in the comparable period of 2004, representing an increase of $19.4 million. The effective income tax rate increased to 45.6% in 2005, compared to 13.1% in 2004. Included in income tax expense for the twelve months ended December 31, 2005, is a tax provision of approximately $2.3 million related to our repatriation of approximately $43.5 million of qualified earnings under the applicable provisions of the American Jobs Creation Act of 2004. Additional increases are largely a result of: (1) a shift in the profitability from entities located in lower tax jurisdictions to entities located in higher tax jurisdictions; and (2) the release of U.S. jurisdiction valuation allowances for the year ended December 31, 2004.

Inflation

Inflation has not had a significant effect on our results of operations or financial position for the years ended December 31, 2006, 2005 and 2004.

Liquidity and Capital Resources

Cash and cash equivalents and marketable securities were approximately $390.2 million and $243.0 million as of December 31, 2006 and 2005, respectively. Cash and cash equivalents consisted of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consisted primarily of short-term investment-grade bonds and United States government and agency securities with original maturities of greater than three months. Our investment objectives were to preserve principal and provide liquidity, while at the same time maximizing market return without significantly increasing risk. We generally hold investments in marketable securities until maturity.

Summarized annual cash flow information is as follows (in thousands):

	2006	2005	2004
Cash provided by operating activities	$148,377	$101,910	$96,109
Cash used in investing activities	(3,689)	(103,419)	(75,646)
Cash provided by financing activities	24,781	32	32,421
Effect of exchange rate changes	(4,330)	4,342	(2,194)

Net increase in cash and cash equivalents	$165,139	$2,865	$50,690

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

The analyses of the changes in our operating assets and liabilities are as follows:

•

Accounts receivable increased from $107.3 million at December 31, 2005 to $133.0 million at December 31, 2006 primarily due to an increase in daily sales, which resulted in an increase in operating assets, reflecting a use of cash of $17.7 million for the twelve months ended December 31, 2006. The remaining change in accounts receivable of $8.0 million, relating to the impact of non-cash foreign currency translation adjustments, is presented as part of the “effect of exchange rate changes on cash and cash equivalents” section of our consolidated statements of cash flows. Day’s sales outstanding (“DSO”) was approximately 70 days as of both December 31, 2006 and 2005, and our daily sales increased to $1.8 million for the quarter ended December 31, 2006 compared to $1.6 million for the quarter ended December 31, 2005. Collection of accounts receivable and related DSO could fluctuate in future periods due to the timing and amount of our revenues and their linearity and the effectiveness of our collection efforts.

•

Deferred revenue increased in each period resulting in an increase in operating liabilities, reflecting a cash inflow of $60.5 million, $44.0 million and $40.7 million for the twelve months ended December 31, 2006, 2005 and 2004 respectively. The increase in deferred revenue was due primarily to growth in our software PCS customer base.

•

The primary cash outflow within operating assets and liabilities during the twelve months ended December 31, 2006 was $26.4 million paid for taxes. The timing of these tax payments resulted in an increase in income taxes payable, reflecting a cash inflow of $12.7 million for the twelve months ended December 31, 2006.

•

The primary cash outflow within operating assets and liabilities during the twelve months ended December 31, 2005 was $17.7 million paid for taxes and $16.0 million related to a litigation settlement. We made no such litigation payment during 2006. The timing of tax payments resulted in an increase in income taxes payable, reflecting a cash inflow of $5.4 million for the twelve months ended December 31, 2005.

•

The remaining net cash inflow for the twelve months ended December 31, 2006 of $1.6 million was related to changes in our other operating asset and liability accounts (see our consolidated statements of cash flows included with this Report).

Investing Activities

Our primary source of investing cash flows was proceeds from the sale of marketable securities, typically at maturity. Our primary uses of cash from investing activities were for purchases of marketable securities, cash payments for acquisitions and capital expenditures.

Capital expenditures in 2006 included $3.8 million for leasehold improvements and furniture and fixtures for the lease of our new EMEA headquarters office in Maidenhead, United Kingdom. We completed the sale of our corporate aircraft to a third party in 2006 for $15.6 million in cash, net of $0.3 million in transaction fees. Capital expenditures during the twelve months ended December 31, 2005 and 2004 included $29.9 million and $23.3 million, respectively, in cash to complete the purchase of our buildings in Aliso Viejo, California and related infrastructure improvements. We did not have such expenditures in 2006.

In 2006 we used $21.3 million in cash to acquire two companies and to make minority cost-method investments in three early stage private companies. In 2005 we used $120.6 million in cash related to five acquisitions. In 2004 we used $96.7 million in cash related to three acquisitions offset by $22.5 million in cash provided by the sale of our Vista Plus product suite. These acquisitions and disposition are more fully described in Note 5 of our Notes to Consolidated Financial Statements.

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

Excess tax benefits related to stock-based compensation were historically reported under net cash provided by operating activities but, under SFAS 123R going forward these amounts are required to be classified as a cash flow from financing activity. Excess tax benefits in years prior to adoption of SFAS 123R were presented in the operating activities section of the consolidated statements of cash flows and were $7.8 million and $4.8 million in 2005 and 2004, respectively. During the years ended December 31, 2005 and 2004, cash flows from financing activities were affected by proceeds from and repayment of our repurchase agreement as more fully described in Note 9 of our Notes to Consolidated Financial Statements.

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

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2006, our contractual obligations or commercial commitments include our facility lease commitments and operating leases for office facilities and certain items of equipment. In addition, we are committed to pay additional capital contributions to a private equity fund totaling $0.4 million as capital calls are made. We do not have any other off-balance sheet arrangements that could reduce our liquidity.

The following table summarizes our obligations as of December 31, 2006 and the effect we expect such obligations to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Lease Obligations	$31,997	$12,281	$13,533	$3,993	$2,190
Capital Lease Obligations	224	126	87	11	—
Purchase Obligations	2,194	1,538	269	387	—

Total Contractual Cash Obligations	$34,415	$13,945	$13,889	$4,391	$2,190

In addition to the cash commitments above, we have certain rights and obligations in the form of call and put options, the amount and likelihood of which are not currently determinable, to acquire the remaining equity interest in two entities for a purchase price to be determined by a formula that is based on multiples of revenue. We also entered into earn-out agreements with the shareholders of companies we acquired during the year ended December 31, 2006. The earn-out payments are based on the acquired company’s products’ total revenue growth over a specified period after the acquisition date. No earn-out payments were required to be paid in 2006 and the amount or likelihood of future payments based on future results is not determinable.

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

Our exposure to foreign exchange risk is composed of the combination of our foreign net profits and losses denominated in currencies other than the U.S. Dollar, as well as our net balances of monetary assets and liabilities in our foreign subsidiaries. These exposures have the potential to produce either gains or losses depending on the directional movement of the foreign currencies versus the U.S. Dollar and our operational profile in foreign subsidiaries. Our cumulative currency gains or losses in any given period may be lessened by the economic benefits of diversification and low correlation between different currencies, but there can be no assurance that this pattern will continue to be true in future periods. During 2006, we had a $4.4 million foreign currency gain compared to a $5.6 million foreign currency loss in 2005.

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

We presently do not intend to liquidate our short and long-term investments prior to their scheduled maturity dates. However, in the event that we did liquidate these investments prior to their scheduled maturities and there were no changes in market interest rates, we could be required to recognize a realized loss on those investments when we liquidate. At December 31, 2006, we have an unrealized loss of $0.8 million on our investments in debt securities compared to $1.7 million at December 31, 2005. Our remaining investment positions and duration of the portfolio would not be materially affected by a 100 basis point shift in interest rates.

Information about our investment portfolio is presented in the table below, which states the amortized book value and related weighted-average interest rates by year of maturity (in thousands):

	Amortized Book Value	Weighted Average Rate
Investments maturing by December 31,
2007 (1)	$250,290	4.99%
2008	—	—
2009	—	—
2010	24,687	4.50%
Thereafter	—	—

Total portfolio	$274,977	4.95%

(1)	Includes cash and cash equivalents of $170.1 million.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1.

The following tables set forth selected unaudited consolidated quarterly financial data for the eight quarters ended December 31, 2006 (in thousands, except per share amounts):

CONSOLIDATED BALANCE SHEETS

	As of
	Dec. 31, 2006	Sep. 30, 2006	Jun. 30, 2006	Mar. 31, 2006
				As Restated (1)
ASSETS
Current assets:
Cash and cash equivalents	$286,164	$231,104	$171,220	$152,003
Short-term marketable securities	80,112	64,743	94,400	79,467
Accounts receivable, net of allowances of $9,312, $16,127, $16,807 and $15,347 at December 31, September 30, June 30 and March 31, respectively	132,983	93,177	80,855	69,891
Prepaid expenses and other current assets	14,899	13,571	12,425	14,180
Deferred income taxes	9,800	12,305	12,301	12,282

Total current assets	523,958	414,900	371,201	327,823
Property and equipment, net	75,817	76,908	76,190	86,933
Aircraft - held for sale	—	11,331	11,331	—
Long-term marketable securities	23,884	24,803	25,320	41,347
Amortizing intangible assets, net	48,136	55,408	59,764	64,774
Goodwill	445,059	443,672	442,600	442,600
Deferred income taxes	33,679	25,713	25,853	25,852
Other assets	11,004	10,722	9,816	6,315

Total assets	$1,161,537	$1,063,457	$1,022,075	$995,644

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,182	$5,616	$4,750	$4,468
Accrued compensation	35,973	30,579	30,237	28,436
Other accrued expenses	35,949	32,080	29,822	26,509
Income taxes payable	27,832	534	844	8,291
Current portion of deferred revenue	177,372	153,345	138,816	133,356

Total current liabilities	282,308	222,154	204,469	201,060
Long-term liabilities:
Long-term portion of deferred revenue	58,187	45,455	40,075	38,844
Other long-term liabilities	2,129	2,098	2,148	2,270

Total long-term liabilities	60,316	47,553	42,223	41,114
Shareholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; no shares issued or outstanding	—	—	—	—
Common stock, no par value, 200,000 shares authorized; 101,819, 101,819, 101,725, and 101,034 shares issued and outstanding at December 31, September 30, June 30, and March 31, respectively	815,437	823,930	816,689	801,904
Retained earnings (accumulated deficit)	4,293	(29,048)	(39,492)	(46,550)
Accumulated other comprehensive loss	(817)	(1,132)	(1,814)	(1,884)

Total shareholders’ equity	818,913	793,750	775,383	753,470

Total liabilities and shareholders’ equity	$1,161,537	$1,063,457	$1,022,075	$995,644

CONSOLIDATED INCOME STATEMENTS

	Quarters Ended
	Dec. 31, 2006		Sep. 30, 2006	Jun. 30, 2006	Mar. 31, 2006
					As Restated (1)
Revenues:
Licenses	$92,760	(2)	$67,849	$63,160	$66,478
Services	74,536		68,866	65,226	62,714

Total revenues	167,296		136,715	128,386	129,192
Cost of revenues:
Licenses	1,824		1,241	1,243	1,262
Services	13,387		12,148	12,767	11,471
Amortization of purchased technology	5,654	(3)	3,450	3,480	3,348

Total cost of revenues	20,865		16,839	17,490	16,081

Gross profit	146,431		119,876	110,896	113,111
Operating expenses:
Sales and marketing	67,444		60,813	59,698	59,545
Research and development	27,221		27,109	28,463	27,819
General and administrative (4)	17,010		18,001	16,177	14,633
Amortization of other purchased intangible assets	1,547		1,541	1,537	2,133
In-process research and development	110		550	—	300

Total operating expenses	113,332		108,014	105,875	104,430
Gain on sale of corporate aircraft	3,987		—	—	—

Income from operations	37,086		11,862	5,021	8,681
Other income, net	5,385		1,133	3,853	2,634

Income before income tax provision	42,471		12,995	8,874	11,315
Income tax provision	9,130		2,551	1,816	3,173

Net income	$33,341		$10,444	$7,058	$8,142

Net income per share:
Basic	$0.33		$0.10	$0.07	$0.08

Diluted	$0.32		$0.10	$0.07	$0.08

Weighted-average shares:
Basic	101,819		101,794	101,461	100,424
Diluted	104,615		104,090	104,794	104,018

(1)	For a detailed description of the restatement, see the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report.

(2)	Includes approximately $4.0 million in reversals of allowances for bad debts and for sales returns and cancellations.

(3)	Includes a charge of $2.3 million related to a portion of purchased technology acquired in 2002 deemed impaired in the fourth quarter of 2006.

(4)	Includes costs associated with the investigation of our historical stock option grant practices, which totaled $6.6 million for all of 2006.

CONSOLIDATED BALANCE SHEETS

	As of
	Dec. 31, 2005	Sep. 30, 2005	Jun. 30, 2005	Mar. 31, 2005
	As Restated (1)	As Restated (1)	As Restated (1)	As Restated (1)
ASSETS
Current assets:
Cash and cash equivalents	$121,025	$90,756	$121,645	$121,935
Short-term marketable securities	74,398	34,798	123	30,645
Accounts receivable, net of allowances of $18,410, $16,794, $16,411 and $14,518 at December 31, September 30, June 30 and March 31, respectively	107,327	80,245	67,776	50,183
Prepaid expenses and other current assets	15,253	10,828	11,106	11,978
Deferred income taxes	12,295	7,324	1,056	6,206

Total current assets	330,298	223,951	201,706	220,947
Property and equipment, net	83,044	80,807	76,914	53,890
Long-term marketable securities	47,538	88,492	125,399	145,511
Amortizing intangible assets, net	67,615	68,871	56,981	41,193
Goodwill	429,949	427,017	376,985	329,643
Deferred income taxes	26,675	31,742	42,165	41,979
Other assets	4,828	4,313	4,038	3,192

Total assets	$989,947	$925,193	$884,188	$836,355

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,756	$2,785	$5,779	$4,819
Obligation under repurchase agreement	—	10,092	—	—
Accrued compensation	33,355	27,170	25,302	23,217
Other accrued expenses	33,340	27,102	27,745	22,125
Income taxes payable	19,531	11,227	13,445	10,650
Current portion of deferred revenue	136,371	116,045	110,249	100,892

Total current liabilities	226,353	194,421	182,520	161,703
Long-term liabilities:
Long-term portion of deferred revenue	38,432	28,781	24,610	25,379
Other long-term liabilities	1,730	1,097	2,213	2,434

Total long-term liabilities	40,162	29,878	26,823	27,813
Shareholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; no shares issued or outstanding	—	—	—	—
Common stock, no par value, 200,000 shares authorized; 99,761, 98,809, 97,644, and 96,295 shares issued and outstanding at December 31, September 30, June 30, and March 31, respectively	794,863	791,478	769,993	752,013
Accumulated deficit	(54,692)	(69,729)	(74,263)	(81,301)
Accumulated other comprehensive loss	(1,716)	(1,666)	(1,164)	(1,972)
Unearned compensation	(15,023)	(19,189)	(19,721)	(21,901)

Total shareholders’ equity	723,432	700,894	674,845	646,839

Total liabilities and shareholders’ equity	$989,947	$925,193	$884,188	$836,355

CONSOLIDATED INCOME STATEMENTS

	Quarters Ended
	Dec. 31, 2005	Sep. 30, 2005	Jun. 30, 2005	Mar. 31, 2005
	As Restated (1)	As Restated (1)	As Restated (1)	As Restated (1)
Revenues:
Licenses	$83,715	$64,355	$53,253	$54,808
Services	59,096	55,825	52,457	48,495

Total revenues	142,811	120,180	105,710	103,303
Cost of revenues:
Licenses	1,693	1,151	1,192	969
Services	11,306	9,491	8,738	8,846
Amortization of purchased technology	3,175	3,357	2,714	2,230

Total cost of revenues	16,174	13,999	12,644	12,045

Gross profit	126,637	106,181	93,066	91,258
Operating expenses:
Sales and marketing	60,898	51,870	46,153	44,930
Research and development	24,219	22,507	20,903	21,449
General and administrative	13,753	12,169	11,261	11,291
Amortization of other purchased intangible assets	2,222	2,183	1,498	1,276
In-process research and development	(110)	6,900	—	1,050

Total operating expenses	100,982	95,629	79,815	79,996
Gain on sale of Vista Plus product suite	—	39	—	—

Income from operations	25,655	10,591	13,251	11,262
Other income (expense), net	332	355	(752)	(981)

Income before income tax provision	25,987	10,946	12,499	10,281
Income tax provision	10,950	6,411	5,473	4,423

Net income	$15,037	$4,535	$7,026	$5,858

Net income per share:
Basic	$0.15	$0.05	$0.07	$0.06

Diluted	$0.15	$0.04	$0.07	$0.06

Weighted-average shares:
Basic	99,211	98,217	96,838	96,195
Diluted	103,004	102,113	99,419	99,543

(1)	For a detailed description of the restatement, see the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report.

The following tables present the effects of adjustments made to our previously reported unaudited consolidated quarterly financial information for the quarterly periods in 2005 and 2006 (in thousands, except per share amounts):

CONSOLIDATED BALANCE SHEETS

	As of March 31, 2006			As of December 31, 2005			As of September 30, 2005
	As Previously Reported	Adjustments	As Restated(1)	As Previously Reported	Adjustments	As Restated(1)	As Previously Reported	Adjustments	As Restated(1)
ASSETS
Current assets:
Cash and cash equivalents	$152,003	$—	$152,003	$121,025	$—	$121,025	$90,756	$—	$90,756
Short-term marketable securities	79,467	—	79,467	74,398	—	74,398	34,798	—	34,798
Accounts receivable, net of allowances	77,539	(7,648)	69,891	116,052	(8,725)	107,327	87,137	(6,892)	80,245
Prepaid expenses and other current assets	14,180	—	14,180	15,202	51	15,253	10,828	—	10,828
Deferred income taxes (2)	11,891	391	12,282	11,905	390	12,295	13,110	(5,786)	7,324

Total current assets	335,080	(7,257)	327,823	338,582	(8,284)	330,298	236,629	(12,678)	223,951
Property and equipment, net	85,769	1,164	86,933	82,845	199	83,044	80,288	519	80,807
Long-term marketable securities	41,347	—	41,347	47,538	—	47,538	88,492	—	88,492
Amortizing intangible assets, net	66,031	(1,257)	64,774	68,975	(1,360)	67,615	70,208	(1,337)	68,871
Goodwill	442,890	(290)	442,600	430,239	(290)	429,949	428,570	(1,553)	427,017
Deferred income taxes	—	25,852	25,852	—	26,675	26,675	—	31,742	31,742
Other assets	6,315	—	6,315	4,828	—	4,828	4,313	—	4,313

Total assets	$977,432	$18,212	$995,644	$973,007	$16,940	$989,947	$908,500	$16,693	$925,193

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,468	$—	$4,468	$3,756	$—	$3,756	$2,785	$—	$2,785
Obligation under repurchase agreement	—	—	—	—	—	—	10,092	—	10,092
Accrued compensation	26,923	1,513	28,436	32,696	659	33,355	26,275	895	27,170
Other accrued expenses (2)	27,855	(1,346)	26,509	34,351	(1,011)	33,340	27,867	(765)	27,102
Income taxes payable	8,907	(616)	8,291	19,554	(23)	19,531	11,755	(528)	11,227
Current portion of deferred revenue	136,714	(3,358)	133,356	140,267	(3,896)	136,371	119,450	(3,405)	116,045

Total current liabilities	204,867	(3,807)	201,060	230,624	(4,271)	226,353	198,224	(3,803)	194,421
Long-term liabilities:
Long-term portion of deferred revenue	36,540	2,304	38,844	34,980	3,452	38,432	25,805	2,976	28,781
Deferred income taxes	11,399	(11,399)	—	10,576	(10,576)	—	13,642	(13,642)	—
Other long-term liabilities	1,421	849	2,270	1,460	270	1,730	275	822	1,097

Total long-term liabilities	49,360	(8,246)	41,114	47,016	(6,854)	40,162	39,722	(9,844)	29,878
Shareholders’ equity:
Preferred stock	—	—	—	—	—	—	—	—	—
Common stock	693,722	108,182	801,904	676,285	118,578	794,863	669,027	122,451	791,478
Retained earnings (accumulated deficit) (2)	48,581	(95,131)	(46,550)	41,942	(96,634)	(54,692)	25,815	(95,544)	(69,729)
Accumulated other comprehensive loss	(1,884)	—	(1,884)	(1,716)	—	(1,716)	(1,666)	—	(1,666)
Unearned compensation	—	—	—	(3,930)	(11,093)	(15,023)	(5,408)	(13,781)	(19,189)

Note receivable from sale of common stock	(17,214)	17,214	—	(17,214)	17,214	—	(17,214)	17,214	—

Total shareholders’ equity	723,205	30,265	753,470	695,367	28,065	723,432	670,554	30,340	700,894

Total liabilities and shareholders’ equity	$977,432	$18,212	$995,644	$973,007	$16,940	$989,947	$908,500	$16,693	$925,193

(1)	For a detailed description of the restatement, see the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report.

(2)	Adjustments to these line items include adjustments for the retrospective adoption of a change in accounting for planned major maintenance activities on our corporate aircraft. See Note 1 of our Notes to Consolidated Financial Statements.

CONSOLIDATED INCOME STATEMENTS

	Three Months Ended March 31, 2006			Three Months Ended December 31, 2005			Three Months Ended September 30, 2005
	As Previously Reported	Adjustments	As Restated(1)	As Previously Reported	Adjustments	As Restated(1)	As Previously Reported	Adjustments	As Restated(1)
Revenues:
Licenses	$63,680	$2,798	$66,478	$85,504	$(1,789)	$83,715	$65,515	$(1,160)	$64,355
Services	63,839	(1,125)	62,714	59,128	(32)	59,096	55,761	64	55,825

Total revenues	127,519	1,673	129,192	144,632	(1,821)	142,811	121,276	(1,096)	120,180
Cost of revenues:
Licenses	1,262	—	1,262	1,693	—	1,693	1,151	—	1,151
Services	11,458	13	11,471	11,285	21	11,306	9,483	8	9,491
Amortization of purchased technology	3,451	(103)	3,348	3,151	24	3,175	3,083	274	3,357

Total cost of revenues	16,171	(90)	16,081	16,129	45	16,174	13,717	282	13,999

Gross profit	111,348	1,763	113,111	128,503	(1,866)	126,637	107,559	(1,378)	106,181
Operating expenses:
Sales and marketing	58,949	596	59,545	60,306	592	60,898	51,002	868	51,870
Research and development	27,406	413	27,819	23,896	323	24,219	22,220	287	22,507
General and administrative	14,440	193	14,633	13,281	472	13,753	11,486	683	12,169
Amortization of other purchased intangible assets	2,133	—	2,133	2,222	—	2,222	2,183	—	2,183
In-process research and development	300	—	300	(110)	—	(110)	6,900	—	6,900

Total operating expenses	103,228	1,202	104,430	99,595	1,387	100,982	93,791	1,838	95,629
Gain on sale of Vista Plus product suite	—	—	—	—	—	—	—	39	39

Income from operations	8,120	561	8,681	28,908	(3,253)	25,655	13,768	(3,177)	10,591
Other income, net (2)	2,284	350	2,634	84	248	332	314	41	355

Income before income tax provision	10,404	911	11,315	28,992	(3,005)	25,987	14,082	(3,136)	10,946
Income tax provision (2)	3,765	(592)	3,173	12,864	(1,914)	10,950	8,118	(1,707)	6,411

Net income	$6,639	$1,503	$8,142	$16,128	$(1,091)	$15,037	$5,964	$(1,429)	$4,535

Basic net income per share	$0.07	$0.01	$0.08	$0.16	$(0.01)	$0.15	$0.06	$(0.01)	$0.05

Diluted net income per share	$0.06	$0.02	$0.08	$0.16	$(0.01)	$0.15	$0.06	$(0.02)	$0.04

Weighted average shares outstanding:
Basic	100,424	—	100,424	99,211	—	99,211	98,217	—	98,217
Diluted	103,755	263	104,018	102,680	324	103,004	101,624	489	102,113

(1)	For a detailed description of the restatement, see the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report.

(2)	Adjustments to these line items include adjustments for the retrospective adoption of a change in accounting for planned major maintenance activities on our corporate aircraft. See Note 1 of our Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	As of June 30, 2005			As of March 31, 2005
	As Previously Reported	Adjustments	As Restated (1)	As Previously Reported	Adjustments	As Restated (1)
ASSETS
Current assets:
Cash and cash equivalents	$121,642	$3	$121,645	$121,544	$391	$121,935
Short-term marketable securities	123	—	123	30,645	—	30,645
Accounts receivable, net of allowances	73,327	(5,551)	67,776	54,456	(4,273)	50,183
Prepaid expenses and other current assets	11,106	—	11,106	11,978	—	11,978
Deferred income taxes (2)	13,092	(12,036)	1,056	13,107	(6,901)	6,206

Total current assets	219,290	(17,584)	201,706	231,730	(10,783)	220,947
Property and equipment, net	76,396	518	76,914	53,321	569	53,890
Long-term marketable securities	125,399	—	125,399	145,511	—	145,511
Amortizing intangible assets, net	58,044	(1,063)	56,981	41,964	(771)	41,193
Goodwill	379,548	(2,563)	376,985	332,339	(2,696)	329,643
Deferred income taxes	—	42,165	42,165	—	41,979	41,979
Other assets	4,038	—	4,038	3,192	—	3,192

Total assets	$862,715	$21,473	$884,188	$808,057	$28,298	$836,355

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,779	$—	$5,779	$4,819	$—	$4,819
Accrued compensation	24,336	966	25,302	21,037	2,180	23,217
Other accrued expenses (2)	28,302	(557)	27,745	22,667	(542)	22,125
Income taxes payable	12,267	1,178	13,445	9,642	1,008	10,650
Current portion of deferred revenue	114,615	(4,366)	110,249	106,618	(5,726)	100,892

Total current liabilities	185,299	(2,779)	182,520	164,783	(3,080)	161,703
Long-term liabilities:
Long-term portion of deferred revenue	20,553	4,057	24,610	19,975	5,404	25,379
Deferred income taxes	9,470	(9,470)	—	4,520	(4,520)	—
Other long-term liabilities	1,434	779	2,213	1,609	825	2,434

Total long-term liabilities	31,457	(4,634)	26,823	26,104	1,709	27,813
Shareholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	647,151	122,842	769,993	629,500	122,513	752,013
Retained earnings (accumulated deficit) (2)	19,853	(94,116)	(74,263)	9,173	(90.474)	(81,301)
Accumulated other comprehensive loss	(1,164)	—	(1,164)	(1,972)	—	(1,972)
Unearned compensation	(2,667)	(17,054)	(19,721)	(2,317)	(19,584)	(21,901)
Note receivable from sale of common stock	(17,214)	17,214	—	(17,214)	17,214	—

Total shareholders’ equity	645,959	28,886	674,845	617,170	29,669	646,839

Total liabilities and shareholders’ equity	$862,715	$21,473	$884,188	$808,057	$28,298	$836,355

CONSOLIDATED INCOME STATEMENTS

	Three Months Ended June 30, 2005			Three Months Ended March 31, 2005
	As Previously Reported	Adjustments	As Restated (1)	As Previously Reported	Adjustments	As Restated (1)
Revenues:
Licenses	$54,612	$(1,359)	$53,253	$54,718	$90	$54,808
Services	52,514	(57)	52,457	48,630	(135)	48,495

Total revenues	107,126	(1,416)	105,710	103,348	(45)	103,303
Cost of revenues:
Licenses	1,192	—	1,192	968	1	969
Services	8,685	53	8,738	8,675	171	8,846
Amortization of purchased technology	2,421	293	2,714	2,255	(25)	2,230

Total cost of revenues	12,298	346	12,644	11,898	147	12,045

Gross profit	94,828	(1,762)	93,066	91,450	(192)	91,258
Operating expenses:
Sales and marketing	45,634	519	46,153	43,393	1,537	44,930
Research and development	20,640	263	20,903	21,120	329	21,449
General and administrative	10,565	696	11,261	9,702	1,589	11,291
Amortization of other purchased intangible assets	1,498	—	1,498	1,276	—	1,276
In-process research and development	—	—	—	1,050	—	1,050

Total operating expenses	78,337	1,478	79,815	76,541	3,455	79,996

Income from operations	16,491	(3,240)	13,251	14,909	(3,647)	11,262
Other expense, net (2)	(522)	(230)	(752)	(1,510)	529	(981)

Income before income tax provision	15,969	(3,470)	12,499	13,399	(3,118)	10,281
Income tax provision (2)	5,302	171	5,473	4,360	63	4,423

Net income	$10,667	$(3,641)	$7,026	$9,039	$(3,181)	$5,858

Basic net income per share	$0.11	$(0.04)	$0.07	$0.09	$(0.03)	$0.06

Diluted net income per share	$0.11	$(0.04)	$0.07	$0.09	$(0.03)	$0.06

Weighted average shares outstanding:
Basic	96,838	—	96,838	96,195	—	96,195
Diluted	99,253	166	99,419	99,585	(42)	99,543

(1)	For a detailed description of the restatement, see the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report.

(2)	Adjustments to these line items include adjustments for the retrospective adoption of a change in accounting for planned major maintenance activities on our corporate aircraft. See Note 1 of our Notes to Consolidated Financial Statements.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

As described in the Explanatory Note, Note 2 of our Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Report we have restated our historical consolidated financial statements to record adjustments to stock-based compensation expense based on findings of a Special committee investigation of our stock option granting practices and related accounting. The restatement also reflects adjustments arising from a variety of other issues, including software revenue recognition issues.

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

•

Beginning in February 2002, we ceased the regular administrative practice of determining grant dates and exercise prices for new hire and merit grants on a monthly basis, which was based on the lowest trading price for our common stock during the month. We initiated a new practice of determining option grant dates and exercise prices on the date as of which all Compensation Committee members had signed and returned written consent forms approving the grants. To this end, we revised the form used for Unanimous Written Consents to include a date line for each director’s signature, and eliminated references to prior dates for grant date determinations;

•

In August 2003, the Board of Directors established a Secondary Committee consisting of our CEO, and delegated authority to the Secondary Committee to approve awards of stock options to employees within specific parameters;

•	The establishment of processes and procedures to increase communications between our financial reporting, accounting, and legal functions, senior management, and our audit committee; and

•	The accounting for option awards were previously administered using a non-automated system, are now administered in Equity Edge.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based on that evaluation, management concluded that, as of that date, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level because of the identification of the material weaknesses in its internal control over financial reporting, described below, which the Company views as an integral part of its disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006.

A material weakness is a significant deficiency, or combination of significant deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected. Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, utilizing the criteria described in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The objective of this assessment was to determine whether the Company’s internal control over financial reporting was effective as of December 31, 2006. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, management determined that there were control deficiencies that constituted material weaknesses, as described below.

Internal Control over Financial Reporting for Revenue

Our management identified the following material weakness in the Company’s internal control over financial reporting for revenue as of December 31, 2006:

Our management identified control deficiencies that resulted in material adjustments to revenue and deferred revenue accounts for the periods from 2000 to 2006. Management has evaluated the control deficiencies that resulted in these adjustments and has concluded that these control deficiencies in the aggregate constitute a material weakness in the internal controls over financial reporting for revenue as of December 31, 2006. Management believes that the Company did not staff a sufficient number of suitably experienced personnel and did not design or implement adequate controls to ensure that revenue and deferred revenue accounts were properly accounted for and reported over the periods from December 2000 to December 2006. More specifically, the control deficiencies that management concluded in the aggregate constitute a material weakness in the design and operating effectiveness of the internal control over financial reporting for revenue can be categorized as follows:

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

Internal Control over Financial Reporting, Financial Close and Reporting Process

Our management identified the following material weakness in the Company’s financial close and reporting process, as of December 31, 2006:

Our financial and accounting organization was not adequate to support our financial accounting and reporting needs given the growth of our business. Furthermore, we failed to effectively design and implement our financial accounting system to facilitate the needs of our financial close process across all reporting units. Specifically, we did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge and training in the application of GAAP, nor did we adequately use our financial accounting system commensurate with our financial reporting requirements to support the financial reporting and close process. Moreover, due to the lack of sufficient staffing during 2006 caused, in part, by unanticipated turnover, it was necessary to place undue reliance on external consultants to assist in the financial reporting and close process. The lack of a sufficient complement of personnel with an appropriate level of accounting knowledge and training coupled with an inadequate design and implementation of our financial accounting system across all reporting units resulted in significant manual processes for the existing personnel. This reduced the likelihood that such individuals could detect the need for a material adjustment to the Company’s books and records or anticipate, identify, and resolve accounting issues in the normal course of performing their assigned functions. This material weakness resulted in not only the need to record various adjustments during 2006 and a significant delay in the issuance of these financial statements once the Special Committee’s investigation was completed, but also resulted in a more than reasonable possibility that a material misstatement to the annual or interim financial statements would not have been prevented or detected.

Conclusion

Because of the material weaknesses noted above management has concluded that internal control over financial reporting was not effective as of December 31, 2006, based on the criteria set forth in Internal Control-Integrated Framework issued by COSO.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting that occurred in the fourth quarter of 2006 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, except as described below:

•

We undertook initial efforts in the fourth quarter of 2006 to identify the design for the control changes implemented in 2007. Specifically, during the fourth quarter the Company developed a number of automated queries that were applied against the financial system database to identify and account for those situations where revenue was not recognized historically within the correct reporting period. In addition, we increased revenue recognition training which we believe increased our awareness of the complexities of revenue recognition.

•	During the fourth quarter, the reporting relationship of the internal audit department changed to report directly to the Audit Committee of the Board of Directors.

Plan for Remediation of Material Weaknesses

We are undertaking further efforts to remediate the material weaknesses identified above. Each of the identified material weaknesses was caused, in part, by insufficient staffing of experienced, specialized accounting personnel. Therefore, our remediation plans for each material weakness include the hiring of additional personnel trained and experienced in the complex accounting areas of revenue recognition and revenue accounting as well as GAAP.

As of December 31, 2006, we have taken or plan to take the following steps to improve our internal control over financial reporting and to remediate the identified material weaknesses:

•

We have engaged a number of qualified accounting personnel on a temporary basis to compensate for a lack of adequate permanent finance and accounting staff. With these additional resources, management has performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements are fairly stated as of and for the year ended December 31, 2006;

•	We are actively recruiting to fill open positions in our accounting department;

•	We plan to engage a professional service organization which specializes in the assessment and the enhancement of the effectiveness of internal controls over financial reporting;

•

We have adjusted or plan to adjust the software used to allocate revenue to correct the identified system errors. Where management is unable, in the short term, to adjust the software, management will implement procedures whereby automated system queries are generated and analyzed to ensure these control deficiencies no longer recur; and

•	We will formally document and consistently communicate revenue recognition policies both domestically and internationally.

We believe that the actions described above and resulting improvement in controls will generally strengthen our disclosure controls and procedures, as well as our internal control over financial reporting, and will, over time, address the material weaknesses that we identified in our internal control over financial reporting as of December 31, 2006. However, because many of the remedial actions we have undertaken are very recent and because they relate, in part, to the hiring of additional personnel and many of the controls in our system of internal controls rely extensively on manual review and approval, the successful operation of these controls for, at least, several fiscal quarters may be required prior to management being able to conclude that the material weaknesses have been remediated.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Quest Software, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Quest Software, Inc. (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

(1) Internal Control over Financial Reporting for Revenue

The Company identified control deficiencies that resulted in significant adjustments to revenue and deferred revenue accounts for the periods from 2000 to 2006. The Company has evaluated the control deficiencies that resulted in these adjustments and has concluded that these control deficiencies in the aggregate constitute a material weakness in the internal controls over financial reporting for revenue as of December 31, 2006. The Company believes that they did not staff a sufficient number of suitably experienced personnel and did not design or operate adequate controls to ensure that revenue and deferred revenue accounts were properly accounted for and reported over the periods from December 2000 to December 2006.

(2) Internal Control over Financial Reporting, Financial Close and Reporting Process

The Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge and training in the application of GAAP, nor did the Company adequately use its financial accounting system commensurate with its financial reporting requirements to support the financial reporting and close process. The lack of a sufficient complement of personnel with an appropriate level of accounting knowledge and training coupled with an inadequate design and implementation of the Company’s financial accounting system across all reporting units resulted in significant manual processes for the existing personnel. This reduced the likelihood that the Company could detect the need for a material adjustment to the Company’s books and records or anticipate, identify, and resolve accounting issues in the normal course of performing their assigned functions. This material weakness resulted in not only the need for the Company to record various adjustments during 2006 and a significant delay in the issuance of these financial statements but also resulted in a more than reasonable possibility that a material misstatement to the annual or interim financial statements would not have been prevented or detected.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006, of the Company and our report dated December 7, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of two new accounting standards.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

December 7, 2007

Item 9B. Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers

Listed below is information regarding the individuals serving as our executive officers as of December 1, 2007:

Vincent C. Smith, 43 Chairman of the Board and Chief Executive Officer	Mr. Smith has served as our Chief Executive Officer since 1997 and a director since 1995. Mr. Smith became Chairman of the Board in 1998. From 1992 to 1994, Mr. Smith served as Vice President of Worldwide Sales and Marketing at Patrol Software North America, a company he founded. Following Patrol’s acquisition by BMC Software in 1994, Mr. Smith managed BMC’s sales operations as Director of Open Systems. From 1987 to 1992, Mr. Smith held a variety of sales management positions at Oracle Corporation.

Douglas F. Garn, 49 President	Mr. Garn has served as our President since February 2005. Mr. Garn previously served as our Vice President, Worldwide Sales from January 1998 to January 2002, and returned to this position in January 2003 after a medical leave of absence.

Scott J. Davidson, 42 Senior Vice President, Chief Financial Officer	Mr. Davidson has served as our Chief Financial Officer since October 2007. Mr. Davidson joined Quest as Treasurer in 2002, and he has served as a vice president since 2005. His responsibilities have included worldwide treasury and investment operations, SEC reporting, investor relations and risk management. Mr. Davidson has also been integrally involved within Quest’s merger and acquisition activity, including related purchase accounting activities. From 1997 to 2001, Davidson was director of corporate treasury and investor relations at Citrix Systems, Inc., a global leader in application delivery infrastructure.

Directors

Listed below is information regarding the seven individuals serving as our directors as of December 1, 2007:

Vincent C. Smith, 43 Chairman of the Board and Chief Executive Officer	Information for Mr. Smith is included in the previous section titled “Executive Officers.”

Jerry Murdock, Jr., 49 Director since 1999	Mr. Murdock is a General Partner of Insight Capital Partners, a venture capital firm, which he co-founded in 1995. From 1988 to 1995, Mr. Murdock was a director of Aspen Technology Group, a consulting firm that he founded. Mr. Murdock also serves on the board of directors of CallWave, Inc. and Divx, Inc. Mr. Murdock is a member of the Boards of Trustees of The Santa Fe Institute and The Aspen Institute.

Raymond J. Lane, 60 Director since 2000	Mr. Lane is a Managing Partner of Kleiner Perkins Caufield & Byers, a venture capital firm focused on helping entrepreneurs with technological and market insight, organizational development, team building, selling and managing growth. Prior to joining Kleiner Perkins in July 2000, Mr. Lane was President and Chief Operating Officer and a Director of Oracle. Before joining Oracle in June 1992, Mr. Lane was a senior partner of Partner of Booz-Allen & Hamilton. Mr. Lane is a member of the Board of Trustees of Carnegie-Mellon University and also serves as Vice Chairman of Special Olympics International.

Augustine L. Nieto II, 49 Director since 2002	Mr. Nieto was a co-founder of Life Fitness, a leading manufacturer of cardiovascular and strength training fitness equipment for commercial and consumer use, and held a variety of executive positions with Life Fitness until the company was acquired by Brunswick Corporation in 1997. He is currently an Operating Advisor for North Castle Partners, a private equity firm based in Greenwich, Connecticut. Mr. Nieto is currently the chairman of Octane Fitness, a manufacturer of consumer exercise equipment. He is also a National Vice President of the Muscular Dystrophy Association, Co-Chairman of its ALS Division and Founder of its Augie’s Quest campaign. In addition, Mr. Nieto serves as the Chairman of the ALS Therapy Development Institute, a leading non-profit biotechnology and drug research company.

Kevin M. Klausmeyer, 49 Director since 2003	Mr. Klausmeyer is Chief Financial Officer of The Planet, Inc., a leading provider of dedicated web hosting products and services. Before joining the Planet in August 2006, Mr. Klausmeyer served as Chief Financial Officer of RLX Technologies, Inc., a developer of management and provisioning software for utility computing environments which was acquired by Hewlett-Packard Company in October 2005. From December 1999 to February 2003, Mr. Klausmeyer was chief financial officer of PentaSafe Security Technologies, Inc., which was acquired by NetIQ Corporation in December 2002. As a software finance professional, Mr. Klausmeyer was a member of the AICPA’s Software Revenue Recognition Taskforce from 1998 to 2005.

Paul A. Sallaberry, 51 Director since 2005	Mr. Sallaberry previously held several executive level positions with Veritas Software, most recently as Executive Vice President, Worldwide Field Operations. Prior to that, Mr. Sallaberry served as Senior Vice President, Worldwide Sales of Veritas from July 1999 to December 1999, and Vice President, Worldwide Sales of Veritas from April 1997 to July 1999.

H. John Dirks, 63 Director since 2006	Mr. Dirks has 40 years of auditing and accounting experience with PricewaterhouseCoopers LLP (“PwC”), having served as a National Office Partner from 1989 until his mandatory retirement in 2005. He served as a co-leader of the firm’s National Accounting Services group and was an Audit Partner from 1979 through 1989, with an industry focus on technology clients. Mr. Dirks also represented PwC in a variety of accounting and auditing professional activities, including the Accounting Standards Executive committee of the American Institute of Certified Public Accountants, the Emerging Issues Task Force of the Financial Accounting Standards Board and as a member of the AICPA Task Forces regarding various accounting topics, including the AICPA Task Force on Software Revenue Recognition. Since his retirement from PwC, he has provided accounting consulting services to various organizations.

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

Based solely upon a review of the copies of such forms furnished to the Company or written representations that no Forms 4 or 5 were required, the Company believes that, during 2006, its officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements, except that Mr. Smith filed one late report on Form 4 covering three transactions and Mr. Garn filed one late report on Form 4 covering the re-pricing of 3 stock option grants.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer, and other persons performing similar functions. A copy of our Code of Ethics was filed as Exhibit 14 to our Annual Report on Form 10-K for the year ended December 31, 2003 and is also posted on the “Investor Relations” section of our website at www.quest.com. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding amendments to, or waivers from, the Code of Ethics by either providing such information on a Form 8-K filed with the Securities and Exchange Commission or by posting such information on the “Investor Relations” section of our website at www.quest.com. Information contained on our website is not part of this Report.

Audit Committee

We have a standing audit committee consisting of Messrs. Klausmeyer, Nieto and Dirks. Our board of directors has determined that Messrs. Klausmeyer and Dirks are audit committee financial experts and are both independent, as determined under the definition contained in NASDAQ’s Marketplace Rules.

Item 11.	Executive Compensation

Compensation Discussion & Analysis

Overview

The following compensation discussion and analysis is intended to supplement and provide context to the disclosures contained in the compensation tables and narrative discussion that follows such tables. This discussion and analysis explains the material components of the compensation awarded or paid to, or earned by, each of our “named executive officers” during the last completed fiscal year, and how such compensation components advance and serve our overall compensation objectives and strategies.

Executive Compensation Objectives and Philosophy

The overall objectives of our compensation programs for our named executive officers are to:

•	provide overall compensation that is sufficient to attract, motivate and retain executives of outstanding ability and potential;

•	link executive compensation to the achievement of measurable corporate and individual goals and objectives;

•	provide incentive to operate the company in a manner consistent with the company’s short-term and long-term strategic performance goals and objectives; and

•	align the interests of our executives with those of our shareholders with the ultimate objective of improving shareholder value.

We are engaged in the highly competitive software industry. The Compensation Committee of the Board of Directors (the “Committee”) recognizes that our continued success depends upon the ability to attract and retain qualified executives through competitive compensation programs we offer to our named executive officers.

Role of Compensation Committee and Outside Consultants

Our Board of Directors has delegated to the Committee the power and authority to review, modify and approve our compensation strategy and policies. The Committee’s charter is available on the Corporate Governance page of our Investor Relations web site located at http://www.quest.com/investor_relations/. The Committee is currently comprised of three independent directors: Raymond J. Lane (Chairman), Paul A. Sallaberry and Augustine L. Nieto II. The Board of Directors has delegated to the Committee the responsibility for:

•	reviewing, modifying and approving the compensation of our executive officers;

•	establishing our executive compensation programs and periodically reviewing and modifying the operation of those programs;

•

reviewing and approving corporate performance goals and objectives relevant to the compensation of our executive officers, based upon our business needs and consistent with the interests of our shareholders;

•	administering our equity compensation plans and our executive compensation plans, programs and policies;

•	monitoring corporate performance and its relationship to compensation of named executive officers; and

•	making appropriate recommendations to the Board concerning matters of executive compensation.

The Committee meets regularly to discuss executive compensation matters and at least annually, the Committee performs a review of the total compensation packages of our named executive officers.

In determining an executive’s total compensation packages, the Committee considers and reviews each of the components of compensation we offer our named executive officers to ensure consistency with our compensation philosophy and objectives. The Committee then determines whether the existing compensation programs are meeting our overall compensation objectives and philosophy and may implement adjustments to achieve a package of total compensation for each of our named executive officers. The Committee considers whether developments in compensation “best practices” should affect our compensation policies and objectives.

The Committee considers input from the Chief Executive Officer in determining both the total amount of compensation for our named executive officers and the allocation between different types of compensation. Our Chief Executive Officer also discusses with the Committee our corporate performance goals during the applicable performance period and makes recommendations regarding the relative weights to assign to the different performance objectives when the Committee uses multiple objectives. However, our Chief Executive Officer is not present during the Committee’s voting or final deliberations regarding his compensation.

The Committee has the authority to engage its own outside compensation consultants, at the company’s expense, and to commission compensation studies or surveys to obtain advice regarding the amount and types of compensation we provide to our executive officers and how these compare to compensation practices generally in our industry. In August 2005, Frederic W. Cook & Co., Inc., at the request of the Committee, prepared a comparison (the “FW Cook Study”) of the compensation of our executive officers against a peer group consisting of the following sixteen companies:

Altiris	Citrix Systems	Mercury	Serena Software
BEA Systems	Compuware	NetIQ	Sybase
BMC Software	FileNet	Progress Software	Tibco Software
Borland Software	Informatica	Red Hat	Verity

More recently, the Committee has relied on salary surveys from companies like Equilar, a leading executive compensation company, to compare the compensation programs for our executive officers with the compensation packages provided to executives with similar responsibilities at software companies that are similar in size to Quest.

Elements of Total Compensation

To achieve the objectives of our compensation programs, we currently use the following principal forms of compensation for our named executive officers, each of which is discussed in detail below:

•	cash compensation in the form of base salaries, cash bonus awards and sales commissions;

•	equity compensation in the form of stock options, and recently, arrangements for awards of restricted stock units to our CEO and President;

•	retirement and other benefits;

•	perquisites; and

•	change of control severance benefits.

Cash Compensation

Base Salary. We pay our named executive officers a base salary to compensate them for the services they provide throughout the year. Although base salary has traditionally comprised a substantial portion of the overall compensation of our named executive officers, the Committee does not specifically target salary as a percentage of total compensation. To attract and retain qualified personnel, and because of the competitive industry in which we operate, we feel it is necessary to pay each of our named executive officers a base salary that is competitive with other software and technology companies with which we compete for personnel. In considering and determining the appropriate base salary for our named executive officers, the Committee reviews market data to compare salaries paid to executives holding similar positions at similar companies with the salaries we offer to our executive officers. The Committee may obtain this data from an independent external consultant or request our human resources staff to gather data from publicly available sources. Because we also rely heavily on other forms of compensation for our executive officers, most significantly being equity compensation, we believe that the base salaries paid to our executive officers in 2006 were, and for many years have been, at the low end of the market. In determining base salary, the Committee also takes into consideration the aggregate on-target compensation package that is being discussed with respect to each named executive officer. Base salaries are typically evaluated and adjusted by the Committee at least annually, usually near the beginning of each year. No changes were made in 2006 to the base salaries of any of our named executive officers from the prior year.

Cash Bonus Awards. We also offer incentive cash bonus opportunities to our named executive officers based on the achievement of specific corporate operating goals and objectives and also individual performance. The Committee believes that achievement of the established performance goals and objectives will result in increased shareholder value, thereby providing an incentive to our named executive officers in the performance of their duties that is aligned with the interests of our shareholders. By providing cash payments that are directly tied to the achievement of short-term strategic performance goals and objectives, the Committee has created an incentive for our executive officers to operate the company to achieve desired results.

Near the beginning of each fiscal year, management prepares an operating plan and forecast detailing the anticipated level of revenues and other business activities for such fiscal year. The plan does not take into account the impact of any acquisitions during the year. This operating plan is presented to the Board of Directors and the Committee uses this plan for the target performance goals and objectives for the determination of the bonuses to be paid to our named executive officers. The performance metrics for 2006 for our executive officers (other than Anthony Foley, who served as our Senior Vice President, Worldwide Sales in 2006) were based on achievement of total corporate revenue and pro forma operating income targets. Sixty percent of the bonus was based on achievement of the pro forma operating income target while forty percent of the bonus was based on achievement of the corporate revenue target. These are the same performance measures that we used for executive bonuses in 2005, although in 2005 only forty percent of the bonus was tied to pro forma operating income while sixty percent of the bonus was tied to corporate revenue. For 2006, a 100 percent award would have been awarded with total revenue growth of 20.0 percent and maintenance of the same pro forma operating margin attainment (as a percentage of total revenues and excluding amortization of intangible items, stock-based compensation expenses and expenses associated with the stock option investigation) as was achieved by the Company in 2005. The cash bonuses ultimately awarded to our executive officers for 2006 (other than Mr. Foley) were determined in March 2006 based on preliminary, unaudited financial information which at the time did not include restatement adjustments, reflecting a 90.5% achievement to plan on a weighted basis, as the Company’s actual pro forma operating margin performance in 2006 fell short of management’s expectations. Actual results for both corporate revenues and pro forma operating income for 2006 were below the targeted amounts. Although the actual targeted amounts of corporate revenue and pro forma operating income are not material to an understanding of the discretionary cash bonus awards paid to our executive officers, it is important to note that these targets generally reflect growth in our business and increased financial and operating performance, and are designed to be challenging, but attainable. The performance metrics for Anthony Foley in 2006 were based upon our President’s review of leadership, budget management and execution of Quest’s sales strategy during the year. Because Mr. Foley also participated in a sales commission plan in 2006, his 2006 bonus was a smaller amount compared with most of our other executive officers. The Committee may also make discretionary cash bonus awards that are in excess of the bonus awards determined by the performance metrics based on high levels of individual performance.

Sales Commissions. In addition to cash bonus awards, we offer the opportunity to earn quarterly cash commissions to our executive officers who are in our sales organization. In 2006, Mr. Foley was the only executive officer in the sales organization. These commission payments are tied directly to actual sales of our products measured against assigned target sales quotas during the relevant period. The Committee believes that offering commission payments to executive officers in our sales organizations provides an additional financial incentive to meet or exceed internal sales targets. In 2006, Mr. Foley’s on-target commissions for achieving his assigned sales quota were set at $250,000. Mr. Foley actually received an aggregate of $268,668 in commissions for 2006. The foregoing amounts are stated in U.S. dollars, although Mr. Foley’s compensation arrangement is denominated and paid in British pounds. The amount reported as commissions for 2006 for Mr. Foley has been translated into U.S. dollars using the average exchange rate for 2006 (which was $1.84295 per British pound).

Equity Compensation

We provide our named executive officers with equity-based incentives pursuant to our 1999 Stock Incentive Plan to motivate them to achieve our long-term goals. These equity-based incentives also serve to align the interests of our executives with the interests of our shareholders. Our 1999 Stock Incentive Plan was established to provide all of our employees, including named executive officers, with an opportunity to share, along with our shareholders, in our long-term performance. The Committee believes that a primary goal of our equity compensation program should be to provide key employees who have significant responsibility for our management, growth and future success with an opportunity to obtain an ownership interest, or to otherwise increase their ownership interest, in Quest, as an incentive for them to remain as an employee of Quest. We also feel that awarding equity compensation will also provide incentive for our executives to work hard and strive to achieve our long-term strategic performance goals and objectives, by giving each a stake in the outcome.

Stock Options – Named executive officers are eligible to receive stock options at the discretion of the Committee. Option awards give the executives the right to purchase shares of our common stock in the future at a price equal to the fair market value at the date of grant. Historically, the amount of stock options granted to our named executive officers has varied widely and is determined at the discretion of the Committee, based on the recommendation of our Chief Executive Officer. All such grants are subject to the terms and conditions of our 1999 Stock Incentive Plan. We believe that the grant of stock options having an exercise price equal to the fair market value on the date of grant provides our executive officers with an incentive to build shareholder value, since the executive will only realize value in the stock options if there is stock price appreciation. Outstanding options held by executive officers typically vest over a period of five years and expire ten years from the date of grant. We believe the vesting period provides us with an executive retention tool, as well as providing an incentive to our named executive officers to increase long-term shareholder value. Our executive officers normally receive an annual option grant as an allocation of a company-wide granting action. The last company-wide grant that included named executive officers was completed in December 2005. We did not have a company-wide grant in 2006, and we did not grant any stock options to our executive officers in 2006, during the stock option investigation.

Restricted Stock – Historically, and in 2006, stock option grants were the primary form of equity-based incentives granted to our named executive officers. However, in February 2006, the Committee also reviewed and approved an arrangement with Anthony Foley, whereby Mr. Foley would agree to cancel certain stock options that had previously been granted to him and would receive a grant of 40,000 shares of restricted stock under the terms of our 1999 Stock Incentive Plan. This arrangement with Mr. Foley was never completed. Also, in 2007, the Committee determined to begin awarding grants of restricted stock units (RSUs) under the terms of our 1999 Stock Incentive Plan on a limited basis – see “Changes to Compensation in 2007” below.

We believe that the use of restricted stock to our long-term equity incentive program, both through direct restricted stock grants and grants of RSUs, will provide a number of benefits, including:

•	decrease the dilutive effect of option grants on our outstanding shares;

•	provide a more direct correlation between our recorded compensation expense for financial accounting purposes under SFAS 123R and the actual compensation received by our executive officers; and

•	provide an additional compensation alternative for the Committee to consider in light of current tax considerations related to executive compensation arrangements.

We believe that the use of both stock options and RSUs will provide our executive officers with more competitive and balanced equity compensation arrangements. Also, while RSUs generally provide value even absent stock price appreciation, our executive officers can receive even greater value from the appreciation of our stock price, so RSUs create an incentive to maximize shareholder value. In addition, because RSUs are typically subject to vesting, this compensation element also provides the company with a retention benefit.

Retirement and Other Benefits

We make available to each of our employees, including our named executive officers, a variety of employee benefit programs, including a 401(k) plan, medical, vision and dental benefits plans, short-term and long-term disability insurance, life insurance and certain other standard employee health and welfare benefit plans. Our named executive officers are eligible to participate in such plans to the same extent and on the same terms as all of our other employees. Our Board of Directors typically makes a discretionary matching contribution under our 401(k) plan to all participants once annually in February, based on our financial performance during the previous year. In 2006, we provided a discretionary matching contribution in the amount of up to $2,500, which is similar to the amount of the matching contribution from previous years. We believe that we must offer a comprehensive and competitive employee benefits program to attract and retain our key executives.

Perquisites

In addition to the compensation programs described above and the benefits programs that are generally available to all of our salaried employees, we also provide our named executive officers with certain additional perquisites. These benefits principally consist of periodic personal use of company aircraft, company automobiles or automobile allowances for certain named executive officers, and costs of attending our annual sales quota club trip (including related tax gross-up benefits). We believe these perquisites and other personal benefits are reasonable in nature and amount and consistent with the overall objectives of our compensation programs to enable us to attract, motivate and retain outstanding executives in our most critical positions. The most significant perquisite has historically been the periodic personal use of our company aircraft by our Chief Executive Officer. However, in the fourth quarter of 2006 we sold our company aircraft and have no present intention of purchasing a replacement. We, therefore, do not expect to continue to provide this benefit in the future.

Changes to Compensation in 2007

In 2007, the Committee adopted new compensation arrangements for Messrs. Smith and Garn, and also for Michael J. Lambert, who resigned in October 2007. Scott J. Davidson was appointed Senior Vice President and Chief Financial Officer following Mr. Lambert’s resignation. The Committee believed the changes in our executive compensation practices were necessary to help attract, retain and motivate executives in order to achieve revenue growth, enhance profitability and maximize shareholder value in the highly competitive information technology software marketplace. In designing the new compensation packages, the Committee sought to align the interests of our executive officers with the interests of our shareholders through compensation tied to the achievement of short-term and long-term performance goals. The Committee also designed the executive compensation arrangements to provide economic incentives to outperform stated goals. As a result, the Committee determined that performance-based compensation should comprise a significant portion of Quest executive’s compensation arrangements.

As part of the process to determine the nature and amount of the new compensation arrangements, the Committee used the FW Cook Study and additional compensation data obtained from Equilar, Inc. to determine actual compensation ranges for the executive officers in peer software companies. The Committee focused its comparative analysis on the following peer group of software companies: Adobe Systems, Autodesk, BEA Systems, BMC Software, Business Objects, Citrix Systems, Cognos, McAfee, Mercury (prior to its acquisition by HP) and Sybase (the “Peer Group”). In addition, the Committee considered the following factors:

•	A belief that, for several years, our executive officers have been paid less than executive officers of software companies similar in size and characteristics to Quest;

•	Information obtained from executive search firms regarding target compensation for similar executive officers within the software industry;

•	Recognition that our executive officers performed well against goals during challenging circumstances during 2006; and

•	The relative seniority, in terms of experience, of our executive officers in the software industry.

Taking into consideration all of the above factors, the Committee determined that on-target total compensation for each of our CEO and President should be at approximately the 75th percentile of the Peer Group if pre-determined performance objectives are reached at the target level.

Base Salaries

Effective as of January 1, 2007, the Compensation Committee determined the annual base salaries of the executive officers as follows:

Vincent C. Smith, Chief Executive Officer	$1,000,000
Douglas F. Garn, President	$700,000
Michael J. Lambert, Senior Vice President and Chief Financial Officer	$425,000	(1)

(1)	Mr. Lambert resigned in October 2007.

Upon his appointment as Chief Financial Officer, Mr. Davidson’s annual base salary was increased to $375,000.

Performance-Based Variable Compensation

Executive Incentive Plan. The Committee approved and adopted an Executive Incentive Plan (the “EIP”), subject to shareholder approval at the Company’s next annual meeting of shareholders. The EIP is a variable cash incentive program designed to motivate participants to perform to the best of their abilities and achieve Quest’s financial and other performance objectives.

Payments under the EIP will only be earned if and to the extent performance goals predetermined by the Compensation Committee are achieved. The performance period for 2007 runs from April 1, 2007 through December 31, 2007. The performance goals for 2007 require the achievement of certain performance criteria related to new product bookings and operating margin. For subsequent performance periods during the term of the EIP, the performance objectives may include one or more of the following: total revenues, license revenues, service revenues, new orders or bookings, operating income, operating margin, earnings per share, earnings before interest, taxes, depreciation and amortization and stock-based compensation, cash flow, net income, operating cash flow, return on assets, return on total shareholder equity, return on sales, assets, capital or investments, total shareholder return, cost reduction goals, budget comparisons, implementation or completion of projects or processes strategic or critical to Quest’s operations, measures of customer satisfaction, or the completion of corporate transactions intended to enhance Quest’s revenue or profitability or expand its business into new or adjacent markets, or any combination of, or a specified increase in, any of the foregoing.

The Committee will administer the EIP. The Committee will determine the basis on which to measure the performance criteria. Certain performance objectives may be measured in accordance with generally accepted accounting principles applied by the Company on a consistent basis, and others may be measured on a “pro forma” basis, excluding from the calculation of such objectives non-cash, non-recurring, extraordinary and certain other items, provided that such adjustments are in conformity with those reported by the Company on a non-GAAP basis. In addition, such performance objectives may be based upon the performance of any of the Company’s business groups or division thereof or any subsidiary. Performance goals may differ from participant to participant, from performance period to performance period and from award to award. The EIP is intended to permit the payment of bonuses that qualify as performance-based compensation under section 162(m) of the Internal Revenue Code of 1986, as amended and members of the Committee must qualify as “outside directors” under Section 162(m). Subject to the terms of the EIP, the Committee has all discretion and authority necessary or appropriate to control and manage the operation and administration of the EIP. The Committee or the Board generally may amend or terminate the EIP at any time and for any reason.

The target cash bonus awards for the executive officers under the EIP for 2007 are as follows:

Vincent C. Smith, Chief Executive Officer	$600,000
Douglas F. Garn, President	$300,000
Michael J. Lambert, Senior Vice President and Chief Financial Officer	$75,000	(1)

(1)	Mr. Lambert resigned in October 2007 and is not eligible to earn a bonus under the EIP for 2007.

Under the terms of the EIP, the maximum cash award any executive officer may earn is 125% of such executive officer’s target cash bonus award, and the amount of the ultimate award may be reduced if actual achievement of the performance criteria is determined to be below the specified objectives. The Committee retains discretion to reduce or eliminate (but not increase) the cash bonus awards that would otherwise be payable under the EIP.

Discretionary Target Cash Bonus Awards. The Committee also determined discretionary variable cash bonus targets for the executive officers, which are designed to provide incentives for the executives to perform to the best of their abilities and achieve certain individual operational, strategic and regional objectives and initiatives or complete certain projects. The executives will become entitled to earn some or all of their respective discretionary bonus targets, to be determined at the discretion of the Committee, including the opportunity to earn up to 125% of their target bonus amounts based on superior performance relative to designated objectives. The 2007 discretionary bonus targets for the executive officers are as follows:

Vincent C. Smith, Chief Executive Officer	$400,000
Douglas F. Garn, President	$200,000
Scott J. Davidson, Senior Vice President and Chief Financial Officer	$72,500	(1)
Michael J. Lambert, Senior Vice President and Chief Financial Officer	$150,000	(2)

(1)	Mr. Davidson’s 2007 bonus target includes the prorated amount of the $100,000 annual bonus target associated with his new role as Chief Financial Officer.

(2)	Mr. Lambert resigned in October 2007 and is not eligible to earn a discretionary cash bonus for 2007.

Restricted Stock Units. The Committee also determined to grant 120,000 and 60,000 RSU’s to Messrs. Smith and Garn, respectively, pursuant to our 1999 Stock Incentive Plan, as amended (the “1999 Plan”), subject to shareholder approval of the EIP described above. The Committee also determined to grant 25,000 RSU’s to Mr. Davidson in connection with his appointment as Chief Financial Officer. The RSU’s are designed to promote a longer-term interest in our performance and success through the design of performance objectives that are intended to result in increased value for our shareholders. The executive officers must achieve the specific performance objectives and remain employed with Quest through the vesting period in order to realize any value from the RSU’s. The RSU awards to Messrs. Garn and Smith are intended to qualify as performance-based compensation under section 162(m) of the Internal Revenue Code of 1986, as amended.

The RSU’s to be granted to Messrs. Smith and Garn will initially vest upon the Committee’s certification of our achievement of the same performance objectives adopted under the EIP for the executive officer incentive cash bonus awards for the performance period from April 1, 2007 through December 31, 2007, and the number of shares of the our Common Stock deliverable under the RSU’s will be determined then on the basis of a formula, which provides for a reduction in the number of shares deliverable if our achievement of the performance objectives is below the specified objectives determined by the Committee. The RSU’s to be granted to Mr. Davidson will not be granted until the Committee shall have established performance objectives for the EIP for the year ending December 31, 2008 and such RSU’s will initially vest upon the Committee’s certification of our achievement of the performance objectives established for the EIP for the period ending December 31, 2008.

The maximum number of shares of our Common Stock which Messrs. Smith, Garn and Davidson will receive under the RSU’s is 120,000 shares, 60,000 shares and 25,000 shares, respectively. The RSU’s for the number of shares so determined will thereafter vest in three equal increments, subject to continued employment with Quest, on each of the first three anniversary dates of the grant date. Vesting of the RSU’s will be accelerated in the event of a Change of Control of the Company, in the manner set forth in the applicable provisions of the 1999 Plan. The executives will have the right to defer delivery of such shares subject to compliance with Section 409A of the Internal Revenue Code of 1986, as amended.

Equity Compensation Practices

Market Timing of Equity Awards

The Committee does not engage in any “market timing” of equity awards made to our named executive officers or other award recipients. There is no established practice of timing the grant of our equity awards in advance of the release of favorable financial results or adjusting the award date in connection with the release of unfavorable financial developments affecting our business. Under our current practice, equity awards for all officers are made by the Committee and equity awards for other eligible individuals are made either by the Committee or by our Chief Executive Officer under authority delegated by the Committee for grants meeting certain predetermined criteria, including limitations on the size of awards. Generally, all stock option grants, whether made by the Committee or by the Chief Executive Officer under delegated authority will have an exercise price per share equal to the closing price of our common stock as reported by on the Nasdaq Global Select Market on the date of grant.

Option Amendments

During 2006 we conducted a voluntary review of our past equity award practices and determined that the measurement date for accounting purposes of most stock options granted between July 1998 and May 2002, including grants made to executive officers, differed from the measurement dates previously used in accounting for those awards. We entered into option amendment agreements with Messrs. Smith and Garn and M. Brinkley Morse, former Senior Vice President, Corporate Development, in December 2006 and Mr. Foley in April 2007 that increased the per share exercise prices previously in effect for the amended options. In each instance, the exercise price per share of the option was increased to the closing price per share of our common stock on the adjusted measurement date determined for the affected option in accordance with applicable accounting principles. The Committee believed that such amendments were appropriate and also necessary to avoid any potential adverse taxation of those options under Section 409A of the Internal Revenue Code, including certain federal and state penalty taxes that could potentially have been imposed on the affected executive officers. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Change in Control and Severance Payments

We have entered into agreements with certain of our executive officers that provide for payments or other benefits upon a change of control or involuntary termination. For a discussion of these agreements, please see “Potential Payments upon Termination or Change in Control” below.

Deductibility of Executive Compensation

As part of its function, the Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code (the “Code”) which limits the annual deduction we can claim for federal income tax purposes of no more than $1 million of compensation paid to certain named executive officers (as determined in accordance with Section 162(m)) in a taxable year. Compensation above $1 million may be deducted if it is “performance-based compensation” within the meaning of the Code. In certain situations, the Committee may approve compensation arrangements that do not meet these requirements to ensure competitive levels of total compensation for our named executive officers.

Summary Compensation Table

The following table sets forth for the year ended December 31, 2006 all compensation awarded or paid to, or earned by, our chief executive officer, chief financial officer and each of our other executive officers for services rendered to Quest in all capacities. These officers are referred to herein as the Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards($)(1)	Non-Equity Incentive Plan Compensation($)	All Other Compensation($)(2)		Total($)
Vincent C. Smith, Chairman and Chief Executive Officer	2006	$150,000	$180,919	$2,862,429	—	$292,428	(3)	$3,485,776
Douglas F. Garn, President	2006	400,000	180,919	2,275,251	—	16,288	(4)	2,872,458
Michael J. Lambert, Senior Vice President, Chief Financial Officer (5)	2006	350,000	90,459	876,539	—	14,538	(6)	1,331,536
M. Brinkley Morse, Senior Vice President, Corporate Development (7)	2006	345,064	—	2,381,747	—	—		2,726,811
Anthony Foley, Senior Vice President, Sales (8)	2006	309,616	95,000	502,000	268,668	29,925	(9)	1,205,209

(1)	No stock options were granted to any of our Named Executive Officers in 2006. The amounts shown do not reflect compensation actually received by the Named Executive Officer. Instead, the amounts shown are the compensation costs recognized in our financial statements for 2006 related to stock options granted to each Named Executive Officer in years prior to 2006, to the extent we recognized compensation cost in 2006 for such awards in accordance with the provisions of SFAS 123R, excluding estimated forfeitures. For a discussion of the valuation assumptions used in the SFAS 123R calculations, please see Note 1 of our Notes to Consolidated Financial Statements included in this Report on Form 10–K.

(2)	The amounts disclosed are valued based on the aggregate incremental cost to Quest for providing the applicable perquisite or personal benefit.

(3)	The amount of compensation disclosed includes expenses in the amount of: (a) $12,038 related to the allocable cost of our annual sales quota club trip, including $4,628 in related tax gross-up benefits; (b) $23,852 for the cost of two company-provided cars and related expenses; (c) $252,940 for personal use of company-owned aircraft; (d) $96 for the cost of a health club membership; (e) $60 for the cost of a credit card mileage plus membership; (f) $942 in credit card late fees; and (g) $2,500 related to the company matching contribution under our 401(k) plan. For purposes of the aircraft-related compensation disclosures, we have valued Mr. Smith’s personal use of company aircraft based on the cost of fuel, maintenance reserves for engines and smaller variable costs, such as trip-related hangar and parking costs, landing fees, crew expenses and on-board catering. The Company’s aircraft was sold in November 2006.

(4)	The amount of compensation disclosed includes expenses in the amount of: (a) $12,038 related to the allocable cost of our annual sales quota club trip, including $4,628 in related tax gross-up benefits; (b) $250 for the cost of a physical exam; (c) $1,500 for the cost of theatre tickets purchased for personal use; and (c) $2,500 related to the company matching contribution under our 401(k) plan.

(5)	Mr. Lambert resigned in October 2007.

(6)	The amount of compensation disclosed includes expenses in the amount of: (a) $12,038 related to the allocable cost of our annual sales quota club trip, including $4,628 in related tax gross-up benefits; and (b) $2,500 related to the company matching contribution under our 401(k) plan.

(7)	Mr. Morse resigned in November 2006.

(8)	Mr. Foley’s compensation is denominated in British pounds. However, the amounts disclosed in this Report have been translated into U.S. dollars using the average exchange rate for the relevant year (which was $1.84295 per British pound). Mr. Foley is the only Named Executive Officer paid in total or in part in a currency other than the U.S. dollar.

(9)	The amount of compensation disclosed includes expenses in the amount of: (a) $26,539 for an automobile allowance; and (b) $3,386 for contributions to a personal pension plan.

Grants of Plan-Based Awards Table

The following table sets forth summary information regarding all grants of plan–based awards made to our Named Executive Officers during the year ended December 31, 2006.

GRANTS OF PLAN-BASED AWARDS TABLE

		Estimated Future Payouts Under Non- Equity Incentive Plan Awards						All Other Option Awards: Number of Securities Underlying Options(#)	Exercise or Base Price of Option Awards ($ / Sh)	Grant Date Fair Value of Stock and Option Awards($) (1)
Name	Grant Date	Threshold($)		Target($)		Maximum($)
Vincent C. Smith	12/29/2006	—		—		—		300,000	$26.51	$—
	12/29/2006	—		—		—		485,000	$24.40	$—
Douglas F. Garn	12/28/2006	—		—		—		80,000	$55.25	$—
	12/28/2006	—		—		—		300,000	$26.51	$—
	12/28/2006	—		—		—		72,900	$24.40	$235,539
M. Brinkley Morse	12/29/2006	—		—		—		100,000	$26.51	$—
	12/29/2006	—		—		—		300,000	$24.40	$—
Anthony Foley	—	—	(2)	$250,000	(2)	$268,668	(2)	—	—	—

(1)	As previously disclosed, our board of directors established a special committee of independent directors to review our historical stock option granting practices and related accounting. The special committee’s findings included a determination that accounting measurement dates for most of the stock option grants to employees from July 1998 to May 2002 differed from the recorded grant dates. Messrs. Smith, Garn and Morse, who each received one or more such grants, each agreed on the date identified above as the “grant date” to an amendment that increased the per share exercise prices previously in effect for certain options; the original option terms were not modified. For reporting purposes, these amendments are deemed to be a cancellation of the lower–priced option and the grant of a replacement option at the higher exercise price per share. The amendments did not result in any additional compensation cost for accounting purposes under SFAS 123R. Accordingly, the grant date fair value reported for each of the amended options reflects the portion (if any) of the original grant date fair value of those options that had not yet been amortized as of December 29, 2006. That remaining portion will be amortized as compensation cost over the balance of the vesting period. For options that were fully vested at the time of amendment, the grant date fair value under SFAS 123R was zero. For further information on the stock option amendments, including amendments to increase the exercise price of certain option grants to Mr. Foley that were made in 2007, see “Compensation Discussion & Analysis — Option Amendments.”

(2)	In 2006, Mr. Foley was entitled to receive sales commission payments based on the percentage of our actual sales in 2006. Mr. Foley would have been entitled to receive a payment in the amount of $250,000 if actual sales in 2006 were equal to Mr. Foley’s quota. The amount disclosed as the maximum future payout was actually earned by and paid to Mr. Foley.

As of the end of 2006, none of the Named Executive Officers held any performance–based equity or non–equity incentive awards. For a discussion of the performance-based equity and non-equity incentive awards granted to certain of our Named Executive Officers in May 2007, please see our Compensation Discussion & Analysis – 2007 Compensation Plan Changes.

Outstanding Equity Awards at Fiscal Year-End Table

The following table shows certain information regarding outstanding equity awards held by the Named Executive Officers as of December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards
Name	Number of Securities Underlying Unexercised Options(#)		Number of Securities Underlying Unexercised Options(#)	Option Exercise Price($)		Option Expiration Date
	Exercisable		Unexercisable
Vincent C. Smith	300,000	(1)	0	$26.51	(3)	4/4/2011
	300,000	(1)	0	$24.40	(3)	10/1/2011
	185,000	(1)	0	$24.40	(3)	10/1/2011
	640,000	(2)	160,000	$8.30		8/7/2012
	450,000	(2)	300,000	$11.56		9/10/2013
Michael J. Lambert	160,000	(2)	240,000	$16.03		11/29/2014
	20,000	(2)	80,000	$14.59		12/8/2015
Douglas F. Garn	80,000	(1)	0	$55.25	(3)	4/14/2010
	300,000	(1)	0	$26.51	(3)	4/4/2011
	52,900	(2)	20,000	$24.40	(3)	10/1/2011
	330,000	(2)	220,000	$11.56		9/10/2013
	20,000	(2)	30,000	$11.18		8/5/2014
	65,000	(2)	260,000	$14.59		12/8/2015
M. Brinkley Morse (4)	250,000	(1)	0	$15.13		3/28/2011
	100,000	(1)	0	$26.51	(3)	4/4/2011
	300,000	(1)	0	$24.40	(3)	10/1/2011
	160,000	(1)	0	$8.30		8/7/2012
	90,000	(1)	0	$11.56		9/10/2013
Anthony Foley	225,000	(1)	0	$25.00		4/14/2010
	20,000	(1)	0	$15.13		3/28/2011
	23,000	(1)	0	$10.74		10/1/2011
	34,000	(1)	0	$11.91		4/29/2012
	11,000	(2)	6,000	$8.40		8/6/2012
	25,000	(2)	50,000	$11.56		9/10/2013
	8,000	(2)	48,000	$11.18		8/5/2014

(1)	Fully vested and immediately exercisable.

(2)	The option vests and becomes exercisable for the total number of option shares over a period of 5 years, with 20% vesting on the date that is 12-months from the date of grant and an additional 10% vesting at the end of each 6-month period thereafter. The following schedule sets forth the grant date for each option with such a vesting schedule (identified in terms of the expiration date reported for that option in the above table) and the total number of shares for which that option was originally granted:

Name	Grant Date	Expiration Date	Shares Granted
Vincent C. Smith	9/10/2003	9/10/2013	750,000
	8/7/2002	8/7/2012	800,000
Michael J. Lambert	11/29/2004	11/29/2014	400,000
	12/8/2005	12/8/2015	100,000
Douglas F. Garn	10/1/2001	10/1/2011	100,000
	12/8/2005	12/8/2015	325,000
Anthony Foley	8/5/2004	8/5/2014	50,000
	9/10/2003	9/10/2013	550,000
	9/10/2003	9/10/2013	125,000
	8/5/2004	8/5/2014	80,000
	8/6/2002	8/6/2012	30,000

(3)	The option was amended in December 2006 to increase the per share exercise price. For further information on these stock option amendments see “Compensation Discussion & Analysis — Option Amendments.”

(4)	In December 2006, we entered into a tolling arrangement with Mr. Morse with respect to the post-termination period during which Mr. Morse may exercise vested stock options which he held as of the date of his resignation. Under this arrangement, the Company and Mr. Morse agreed that Mr. Morse would not exercise any of his vested stock options without the consent of the Chairmen of the Special Committee and Compensation Committee of the Board of Directors.

Potential Payments upon Termination or Change in Control

We have entered into agreements with certain of our Named Executive Officers that provide certain benefits upon the termination of their employment or under certain other circumstances. Those agreements are summarized as follows:

Option Acceleration Agreements – In April 2001, we granted options to Messrs. Smith, Garn and Morse to purchase 300,000, 300,000 and 100,000 shares of our common stock, respectively. These option grants included a provision for accelerated vesting such that, in the event of a change in control of Quest, each option would shall become exercisable in monthly increments over the eighteen-month period following such change in control or the expiration of the option term, if earlier, or sooner in the event of an involuntary termination during such eighteen-month period. Because each of these options is now fully vested, the acceleration provision described above no longer provides any additional benefit upon termination or change in control.

Foley Agreement – Mr. Foley is entitled to twelve-months notice prior to any termination of his employment. In addition, those options that have previously been granted to Mr. Foley and that would otherwise vest during such twelve-month period would immediately vest and become immediately exercisable in the event of any such termination.

Other Programs – Our 1999 Stock Incentive Plan, pursuant to which our Named Executive Officers have been granted all of their stock options, provides that in the event of a change in ownership or control of Quest (by way of merger, sale of assets or otherwise), each outstanding option under the discretionary option grant program will immediately become exercisable for all the shares represented by such option, except to the extent (i) such option is assumed or otherwise continued in full force and effect by the successor corporation; or (ii) such option is replaced with a cash incentive program by the successor corporation which preserves the economic value existing at the time of any such change in ownership or control and provides for subsequent payout in accordance with the same vesting schedule applicable to those option shares. These acceleration provisions do not discriminate in scope, terms or operation in favor of our Named Executive Officers and are available generally to all of our employees who have been granted options.

Calculation of Potential Payments upon Termination or Change in Control

In accordance with the rules of the SEC, the following table presents our estimate of the benefits payable to Mr. Foley assuming that his employment was terminated on December 29, 2006, the last business day of 2006:

Name	Trigger	Base Salary	Other Compensation		Value of Option Acceleration		Total Value
Anthony Foley (1)	Termination of Employment	$309,616	$29,925	(2)	$170,270	(3)	$509,811

(1)	Mr. Foley’s compensation is denominated in British pounds. For purposes of calculating the value of potential payments in the event of a termination of Mr. Foley’s employment, we have translated the amounts that would be owed to Mr. Foley into U.S. dollars using the average exchange rate for 2006 (which was $1.84295 per British pound), since the average exchange rate for the relevant twelve month period can not be determined at this time.

(2)	Represents the cost of an automobile allowance for twelve months plus pension plan contributions.

(3)	A total of 47,000 options would vest and become immediately exercisable. The amounts shown are based on the intrinsic value of such options as of December 29, 2006. This amount was calculated by multiplying (a) the difference between the fair market value of a share of our common stock on December 29, 2006 ($14.65) and the applicable exercise price for each option by (b) the assumed number of option shares vesting on December 29, 2006.

Compensation of Directors

The following table sets forth the compensation paid to our non-employee directors for service during the year ended December 31, 2006:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash($)(1)		Total($)
Raymond J. Lane	$140,000		$140,000
Jerry Murdock, Jr.	$90,000		$90,000
Augustine L. Nieto II	$152,500		$152,500
Kevin M. Klausmeyer	$214,250	(2)	$214,250
Paul A. Sallaberry	$135,000		$135,000
H. John Dirks	$229,161	(3)	$229,161

(1)	These amounts include fifty percent of the special cash payments described below, which a portion is attributable to services provided by such non-employee director in 2006.

(2)	Includes $59,250 in compensation for service on the special committee established to investigate our historical stock option grant practices and related accounting.

(3)	Includes $51,750 in compensation for service on the special committee established to investigate our historical stock option grant practices and related accounting. Mr. Dirks joined our board in June 2006. Also includes $50,000 paid to Mr. Dirks in lieu of an option to purchase 50,000 shares of our common stock that otherwise would have been granted to Mr. Dirks upon his appointment to our board of directors pursuant to the terms of the automatic option grant program for outside directors under our 1999 Stock Incentive Plan.

Non-employee directors receive an annual retainer of $30,000 for serving on the board of directors, and are reimbursed for reasonable expenses incurred by them in attending board and committee meetings. In addition, members of the regular committees of our board of directors receive the annual fees described below:

	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Chairman	$20,000	$10,000	$7,500
Member	$10,000	$5,000	$5,000

In connection with our stock option related investigation that began in 2006, our board of directors created a special committee of the board consisting of Messrs. Klausmeyer and Dirks. For more information on our stock option investigation, see Note 2, “Restatement of Previously Issued Financial Statements” to the accompanying audited consolidated financial statements and the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report. As compensation for serving on this special committee, the board of directors determined that Messrs. Klausmeyer and Dirks would each receive $1,500 in cash per day during service as a member of the Special Committee, payable in fifty percent increments for each half day or portion thereof that they were occupied with matters relating to the special committee. In 2006, Messrs. Klausmeyer and Dirks received cash payments totaling $59,250 and $51,750, respectively, as compensation for service on the special committee.

In May 2007, our board of directors authorized the monthly cash payment of $25,000 to each of Messrs. Nieto and Dirks as compensation for additional board committee services. Such payments will continue to be made by Quest until the related services are completed or discontinued.

On the date of each annual meeting of our shareholders, non-employee directors who have served on the board since the date of the prior year’s annual meeting of shareholders are each entitled to receive an automatic grant of options to purchase 15,000 shares of Quest common stock pursuant to the provisions of the automatic option grant program under our 1999 Stock Incentive Plan. We did not hold an annual meeting of shareholders in 2006 due to our stock option related investigation and financial restatement. As a result, our non-employee directors did not receive an automatic grant of options in 2006. We have not yet held an annual meeting of shareholders in 2007. Because our non-employee directors have not received these automatic option grants in either 2006 or 2007, and as additional compensation for their valuable services provided us, in August 2007, our board of directors approved payment of the following special cash payments to each of our non-employee directors:

SPECIAL CASH PAYMENTS

Director	Amount
Raymond J. Lane	$200,000
Jerry Murdock	$100,000
Augustine L. Nieto II	$200,000
Kevin M. Klausmeyer	$200,000
Paul A. Sallaberry	$200,000
H. John Dirks	$200,000

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee currently consists of Messrs. Lane, Nieto and Sallaberry. No interlocking relationship exists between any of our executive officers or any member of our compensation committee and any member of any other company’s board of directors or compensation committee. For additional information concerning transactions involving other members of the Board, including certain members of the Compensation Committee, see “Related Party Transactions.”

Compensation Committee Report

The information contained in the following report of Quest Software’s Compensation Committee is not considered to be “soliciting material,” “filed” or incorporated by reference in any past or future filing by Quest Software under the Securities Exchange Act of 1934 or the Securities Act of 1933 unless and only to the extent that Quest Software specifically incorporates it by reference.

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis (“CD&A”) contained in this Annual Report. Based on this review and discussion, the Compensation Committee has recommended to the Board that the CD&A be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Raymond J. Lane (Chairman)

Augustine L. Nieto II

Paul A. Sallaberry

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of November 15, 2007 with respect to the beneficial ownership of Quest Common Stock by (i) each person Quest believes beneficially holds more than 5% of the outstanding shares of

Common Stock; (ii) each director; (iii) each Named Executive Officer and (iv) all directors and executive officers as a group. Unless otherwise indicated, all persons named as beneficial owners of Common Stock have sole voting power and sole investment power with respect to the shares indicated as beneficially owned. Beneficial ownership also includes shares of Quest Common Stock issuable upon exercise of stock options that are exercisable or will become exercisable within 60 days of November 15, 2007, as reflected in the table below. Unless otherwise indicated, the principal address of each of the shareholders below is c/o Quest Software, Inc., 5 Polaris Way, Aliso Viejo, California 92656.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Options Exercisable Within 60 Days	Percent of Shares Outstanding
FMR Corp. 82 Devonshire Street Boston, MA 02109	14,541,635	(1)	0	14.2%
Kingdon Capital Management, LLC 152 West 57th Street, 50th Floor New York, NY 10019	5,223,323	(2)	0	5.1%
Executive Officers and Directors:
Vincent C. Smith	30,950,531	(3)	2,185,000	32.1%
Douglas F. Garn	0		1,052,900	*
Michael J. Lambert	0		230,000	*
M. Brinkley Morse	0		900,000	*
Anthony Foley	0		393,000	*
Jerry Murdock, Jr.	135,701	(4)	75,000	*
Raymond J. Lane	447,234		114,309	*
Augustine L. Nieto II	0		80,000	*
Kevin M. Klausmeyer	3,400		65,000	*
Paul A. Sallaberry	4,213		50,000	*
H. John Dirks	0		0	*
All executive officers and directors as a group (11 persons)	31,541,079	(5)	5,145,209	34.2%

*	Less than 1%

(1)	According to a Schedule 13G/A filed with the Securities and Exchange Commission by the beneficial owner of these shares on February 14, 2007.

(2)	According to a Schedule 13G filed with the Securities and Exchange Commission by the beneficial owner of these shares on August 13, 2007.

(3)	Includes an aggregate of 152,400 shares held in the names of Mr. Smith’s minor children and 1,040 shares held by Mr. Smith as custodian for his minor children. Includes an aggregate of 29,892,300 shares held through limited liability companies. Includes 47,060 shares held by the Vincent C. Smith Charitable Remainder Trust, of which Mr. Smith is the trustee. Includes 30,750,531 shares pledged as collateral for Mr. Smith’s margin account. Excludes 8,194 shares that were intended to be transferred to an entity controlled by Mr. Smith as part of a distribution of 757,717 shares made by the Insight Funds in June 2007, which transfer has not been completed.

(4)	Includes 9,638 shares owned by certain venture capital funds associated with Insight Venture Partners (the “Insight Funds”). Mr. Murdock is a member of the Board of Managers of Insight Holdings Group, LLC, the managing member of the general partner of each of the Insight Funds. Mr. Murdock disclaims beneficial ownership of these securities, except to the extent of his pecuniary interest therein, which may not be readily determinable. Excludes 8,194 shares that were intended to be transferred to an entity controlled by Mr. Smith as part of a distribution of 757,717 shares made by the Insight Funds in June 2007, which transfer has not been completed.

(5)	Includes the shares of Quest Common Stock referred to in footnotes 3 and 4 above.

Equity Compensation Plan Information

The following table gives information about our Common Stock that may be issued upon the exercise of options under all of our existing equity compensation plans as of December 31, 2006.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	14,418,165		$15.66	4,583,914
Equity compensation plans not approved by security holders	6,374,506	(2)	$12.80	453,783

Totals	20,792,671		$14.78	5,037,697

(1)	Excludes options to purchase 416,078 shares of Common Stock with a weighted-average exercise price of $2.54 that were assumed by Quest in connection with our acquisitions of Foglight Software, OnWire Technologies, Aelita Software Corporation, Imceda Software and Vintela. In connection with these acquisitions, Quest only assumed options outstanding at the time of the acquisition but did not assume the entire option plan; therefore, no further options may be granted under these acquired-company option plans.

(2)	Issued under our 2001 Stock Incentive Plan. See the description of the 2001 Stock Incentive Plan below.

2001 Stock Incentive Plan

As of December 31, 2006, we had 6,828,289 shares of Common Stock reserved for issuance under the 2001 Stock Incentive Plan (the “2001 Plan”) for employees. The 2001 Plan provides for the granting of non-qualified stock options to employees at the fair market value of our Common Stock at the grant date. Officers and directors of Quest are not eligible to participate in the 2001 Plan unless and until the 2001 Plan is approved by our shareholders. Options granted under the 2001 Plan have ten-year terms and generally vest 20% after the first year and in 10% increments every six months thereafter. The 2001 Plan is not required to be and has not been approved by our shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures for Approval of Related Party Transactions

The charter of our audit committee requires that our audit committee review and approve all related party transactions. In determining whether to approve or ratify such a related party transaction, the audit committee will take into account, among other factors it deems appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction. The audit committee will generally approve only those related party transactions that are in the best interests of our company and our shareholders.

Acquisition of ScriptLogic Corporation

In August 2007 we acquired ScriptLogic Corporation (“ScriptLogic”), a privately held company that provides systems lifecycle management solutions for Windows-based networks, in a transaction valued at approximately $88.8 million. In connection with the acquisition, Quest also offered key members of the management team of ScriptLogic an opportunity to participate in a post-closing incentive bonus plan in an aggregate amount of up to $8.0 million payable over a four-year period (the “Incentive Plan”). A portion of the payments under the Incentive Plan will be based on the satisfaction of financial performance objectives and a portion of the payments will be based solely on continued employment.

Certain venture capital funds associated with Insight Venture Partners (the “Insight Funds”) previously holding shares of ScriptLogic’s preferred stock became entitled to receive (in respect of those shares of preferred stock) cash in an aggregate amount of up to approximately $37.7 million (subject to claims against an indemnity escrow fund). Jerry Murdock, a director of Quest, is a Managing Director and the co-founder of Insight Venture Partners and an investor in the Insight Funds. Each of Vincent C. Smith, Quest’s Chairman of the Board and CEO, and Raymond J. Lane and Paul A. Sallaberry, both directors of Quest, are passive limited partners in the Insight Funds, and have an indirect interest in a portion of the proceeds from the transaction by virtue of their respective ownership interests therein. We believe that the financial interests of Messrs. Smith, Lane and Sallaberry in the transaction are not material.

The acquisition of ScriptLogic was reviewed and approved by our board of directors, as well as by the audit committee of our board of directors. Mr. Murdock did not participate in the meetings of the board of directors and the audit committee at which the transaction was considered and ultimately approved. Prior to approving the transaction, our board of directors received, from an internationally recognized investment bank, an opinion that as of the date of such opinion, and subject to the assumptions and qualifications set forth therein, the consideration to be paid by Quest in the acquisition of ScriptLogic is fair, from a financial point of view, to Quest.

Certain Employee Relationships

On May 30, 2006, we hired Jim Garn as our Sr. Director, Sales Operations (Processes and Systems). Jim Garn is the brother of our President, Douglas F. Garn. During 2006, Jim Garn received cash compensation totaling $91,792, and also received a matching contribution under our 401(k) plan in the amount of $2,500. On June 16, 2006, Jim Garn was granted options to purchase 10,000 shares of Quest common stock pursuant to our 2001 Stock Incentive Plan, with an exercise price of $13.48. These options had a grant date fair value calculated in accordance with SFAS 123R of $79,075. For a discussion of the valuation assumptions used in the SFAS 123R calculations, please see Note 1 of our Notes to Consolidated Financial Statements included in this Report on Form 10–K. Jim Garn’s compensation arrangement includes a current base salary of $185,000 and a discretionary target bonus of $25,000.

In September 2007, Chris Garn, the brother of Douglas F. Garn, was hired by Vizioncore, Inc. as a Senior Account Executive, Pacific Southwest. We own 75% of the outstanding shares of Vizioncore. Jim Garn’s compensation arrangement includes a current base salary of $110,000 and on target commissions of $110,000.

Other Relationships

We have entered into indemnification agreements with our executive officers and our directors containing provisions that may require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as officers or directors, other than liabilities arising from willful misconduct of a culpable nature, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

We believe that all of the transactions set forth above were made on terms no less favorable to us than could have been otherwise obtained from unaffiliated third parties.

Director Independence

The Nasdaq Stock Market (“NASDAQ”) requires that a majority of the members of our board of directors be independent, as such term is defined under NASDAQ’s Marketplace Rules. Currently, five of the seven members of our board of directors are independent directors and all standing committees of the board of directors are composed entirely of independent directors, in each case under the definition of independence contained in NASDAQ’s Marketplace Rules, which includes a series of objective tests. As further required by NASDAQ rules, our board of directors has determined, with respect to each of our independent directors, that no relationship exists which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has affirmatively determined that the following directors are independent (as such term is defined under NASDAQ’s Marketplace Rules): Raymond J. Lane, Augustine L. Nieto II, Kevin M. Klausmeyer, Paul A. Sallaberry, and H. John Dirks.

Item 14.	Principal Accounting Fees and Services

The following table presents the fees billed to Quest for professional audit services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”), for the audit of our annual financial statements for the years ended December 31, 2006 and 2005, and fees billed for other services rendered by Deloitte during those periods.

	2006	2005
Audit Fees (1)	$1,107,000	$1,529,000
Audit-Related Fees (2)	$200,000	$—
Tax Fees (3)	$236,000	$499,000
All Other Fees	$—	$—

Total	$1,543,000	$2,028,000

(1)	Audit Fees related to professional services rendered for the audit of our annual financial statements, reviews of our quarterly financial statements, international statutory audits and other fees related to our SEC filings and other accounting consultations. The 2005 audit fees have been increased by $188,000 from the amount reported in the proxy statement information of our 2005 Form 10-K/A for audit fees related to fiscal year 2005 that were billed after the proxy was filed. This category also includes $380,000 and $733,000 in fees in 2006 and 2005, respectively, for the audit of management’s assessment of the effectiveness of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002.

(2)	Audit-Related Fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. The audit-related fees in 2006 were primarily related to audits of our restatement work. This category also includes $182,000 in fees billed during 2006 for the audit of our restatement as described in Note 2, “Restatement of Previously Issued Financial Statements” to the accompanying audited consolidated financial statements and the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 of this Report.

(3)	Tax Fees included fees for tax compliance of approximately $147,000 for 2006 and $314,000 for 2005, relating to U.S. federal tax returns, tax returns in overseas countries in which we do business and various state and local tax returns. Tax fees also included fees for tax advisory services of approximately $89,000 for 2006 and $185,000 for 2005, including tax examination assistance, expatriate tax services, assistance related to mergers and acquisitions, tax research and tax planning services in the countries in which we do business.

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

The Nominating and Corporate Governance Committee of our Board of Directors is responsible for establishing and reviewing the Corporate Governance Guidelines from time to time and reporting and making recommendations to the Board concerning corporate governance matters. Among the matters addressed by our Corporate Governance Guidelines are:

•

Director Independence —Independent directors shall constitute at least a majority of our Board of Directors and all members of the Audit, Compensation, and Nominating and Corporate Governance Committees are required to be independent in accordance with NASDAQ criteria.

•	Executive Sessions of Independent Directors —The non-employee directors regularly meet in executive sessions without management present.

•

Board Access to Independent Advisors —Our Board of Directors as a whole, and each of its committees separately, have authority to retain such independent consultants, counselors or advisors to the Board or its committees as each shall deem necessary or appropriate.

Copies of our Corporate Governance Guidelines and Code of Business Conduct and Ethics can be found in the Investor Relations—Corporate Governance area of our website at www.quest.com.

Audit Committee Financial Expert

We have a standing audit committee consisting of Messrs. Klausmeyer, Nieto and Dirks. Our board of directors has determined that Mr. Klausmeyer and Mr. Dirks are audit committee financial experts.

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

3.	Exhibits

Exhibit Number	Exhibit Title

3.1	Second Amended and Restated Articles of Incorporation. (1)

3.2	Certificate of Amendment of Articles of Incorporation of Quest Software, Inc. (2)

3.3	Bylaws of Quest Software, Inc. (3)

4.1	Form of Registrant’s Specimen Common Stock Certificate. (1)

10.1++	Registrant’s 1999 Stock Incentive Plan, as amended.

10.2	Form of Directors’ and Officers’ Indemnification Agreement. (1)

10.3++	Registrant’s 2001 Stock Incentive Plan, as Amended.

10.9++	Form of Stock Option Agreement used under the Registrant’s 1999 Stock Incentive Plan. (6)

10.10++	Form of Stock Option Agreement used under the Registrant’s 2001 Stock Incentive Plan. (4)

14.1	Code of Ethics. (5)

21.1	Subsidiaries of the Company.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to our Registration Statement on Form S-1 and all amendments thereto (File No. 333-80543).

(2)	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2005.

(3)	Incorporated herein by reference to our Current Report on Form 8-K filed November 7, 2007.

(4)	Incorporated herein by reference to our Registration Statement on Form S-8 (File No. 333-82784) filed on February 14, 2002.

(5)	Incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2003.

(6)	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2004.

++	Indicates a management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUEST SOFTWARE, INC.

Dated: December 7, 2007	By:	/S/ Vincent C. Smith
Vincent C. Smith
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Vincent C. Smith	Chief Executive Officer	December 7, 2007
Vincent C. Smith	(principal executive officer) and Chairman of the Board

/S/ Scott J. Davidson	Senior Vice President,	December 7, 2007
Scott J. Davidson	Chief Financial Officer (principal financial officer)

/S/ Scott H. Reasoner	Vice President,	December 7, 2007
Scott H. Reasoner	Corporate Controller (principal accounting officer)

/S/ Kevin M. Klausmeyer	Director	December 7, 2007
Kevin M. Klausmeyer

/S/ Raymond J. Lane	Director	December 7, 2007
Raymond J. Lane

/S/ Jerry Murdock, Jr.	Director	December 7, 2007
Jerry Murdock, Jr.

/S/ Augustine L. Nieto II	Director	December 7, 2007
Augustine L. Nieto II

/S/ Paul A. Sallaberry	Director	December 7, 2007
Paul A. Sallaberry

/S/ H. John Dirks	Director	December 7, 2007
H. John Dirks

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Quest Software, Inc.

We have audited the accompanying consolidated balance sheets of Quest Software, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Quest Software, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-based Payment, and FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, in 2006.

As discussed in Note 2 to the consolidated financial statements, the accompanying 2005 and 2004 consolidated financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 7, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

/s/ Deloitte & Touche LLP
Costa Mesa, California
December 7, 2007

QUEST SOFTWARE, INC .

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2006	December 31, 2005
		As Restated (1)
ASSETS
Current assets:
Cash and cash equivalents	$286,164	$121,025
Short-term marketable securities	80,112	74,398
Accounts receivable, net of allowances of $9,312 in 2006 and $18,410 in 2005	132,983	107,327
Prepaid expenses and other current assets	14,899	15,253
Deferred income taxes	9,800	12,295

Total current assets	523,958	330,298
Property and equipment, net	75,817	83,044
Long-term marketable securities	23,884	47,538
Amortizing intangible assets, net	48,136	67,615
Goodwill	445,059	429,949
Deferred income taxes	33,679	26,675
Other assets	11,004	4,828

Total assets	$1,161,537	$989,947

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,182	$3,756
Accrued compensation	35,973	33,355
Other accrued expenses	35,949	33,340
Income taxes payable	27,832	19,531
Current portion of deferred revenue	177,372	136,371

Total current liabilities	282,308	226,353
Long-term liabilities:
Long-term portion of deferred revenue	58,187	38,432
Other long-term liabilities	2,129	1,730

Total long-term liabilities	60,316	40,162
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value, 200,000 shares authorized; 101,819 and 99,761 shares issued and outstanding at December 31, 2006 and 2005, respectively	815,437	794,863
Retained earnings (accumulated deficit)	4,293	(54,692)
Accumulated other comprehensive loss	(817)	(1,716)
Unearned compensation	—	(15,023)

Total shareholders’ equity	818,913	723,432

Total liabilities and shareholders’ equity	$1,161,537	$989,947

(1)	See Note 2 of our Notes to Consolidated Financial Statements.

See accompanying Notes to Consolidated Financial Statements.

QUEST SOFTWARE, INC.

CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
		As Restated (1)	As Restated (1)
Revenues:
Licenses	$290,247	$256,131	$224,647
Services	271,342	215,873	165,147

Total revenues	561,589	472,004	389,794
Cost of revenues:
Licenses	5,570	5,005	3,962
Services	49,773	38,381	30,530
Amortization of purchased technology	15,932	11,476	8,902

Total cost of revenues	71,275	54,862	43,394

Gross profit	490,314	417,142	346,400
Operating expenses:
Sales and marketing	247,500	203,851	172,138
Research and development	110,612	89,078	83,622
General and administrative	65,821	48,474	41,142
Amortization of other purchased intangible assets	6,758	7,179	5,212
In-process research and development	960	7,840	6,980
Litigation loss provision	—	—	16,000

Total operating expenses	431,651	356,422	325,094
Gain on sale of Vista Plus product suite	—	39	29,574
Gain on sale of corporate aircraft	3,987	—	—

Income from operations	62,650	60,759	50,880
Other income (expense), net	13,005	(1,046)	9,272

Income before income tax provision	75,655	59,713	60,152
Income tax provision	16,670	27,257	7,901

Net income	$58,985	$32,456	$52,251

Net income per share:
Basic	$0.58	$0.33	$0.55

Diluted	$0.57	$0.32	$0.53

Weighted-average shares:
Basic	101,380	97,621	94,622
Diluted	104,103	101,030	97,841

(1)	See Note 2 of our Notes to Consolidated Financial Statements.

See accompanying Notes to Consolidated Financial Statements.

QUEST SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In thousands)

	Common Stock		Unearned Compensation	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Note Receivable From Sale of Common Stock	Total Shareholders’ Equity	Total Comprehensive Income
	Shares	Amount
BALANCE, January 1, 2004—As Previously Reported	93,309	$588,203	$—	$(47,073)	$260	$(17,214)	$524,176
Cumulative adjustments	—	80,599	(48,178)	(92,326)	—	17,214	(42,691)

BALANCE, January 1, 2004—As Restated (1)	93,309	668,802	(48,178)	(139,399)	260	—	481,485
Exercise of stock options	2,254	16,704	—	—	—	—	16,704
Net tax benefit related to stock-based compensation	—	51,258	—	—	—	—	51,258
Common stock issued for employee stock purchase plan	548	4,797	—	—	—	—	4,797
Compensation expense associated with stock option grants	—	—	21,592	—	—	—	21,592
Stock options assumed with the acquisition of Aelita Software Corporation	—	13,372	(4,007)	—	—	—	9,365
Forfeitures of stock options	—	(3,373)	3,373	—	—	—	—
Unrealized loss on marketable securities, net of tax	—	—	—	—	(1,036)	—	(1,036)	$(1,036)
Net income (as restated)	—	—	—	52,251	—	—	52,251	52,251

Comprehensive income (as restated)	—	—	—	—	—	—	—	$51,215

BALANCE, December 31, 2004 — As Restated (1)	96,111	751,560	(27,220)	(87,148)	(776)	—	636,416
Exercise of stock options	2,707	13,295	—	—	—	—	13,295
Net tax deficiency related to stock-based compensation	—	(944)	—	—	—	—	(944)
Compensation expense associated with stock option grants	—	—	12,799	—	—	—	12,799
Common stock issued for acquisitions	943	12,378	—	—	—	—	12,378
Stock options assumed with the acquisitions of Imceda Software, Inc. and Vintela, Inc.	—	22,506	(4,534)	—	—	—	17,972
Forfeitures of stock options	—	(3,932)	3,932	—	—	—	—
Unrealized loss on marketable securities, net of tax	—	—	—	—	(940)	—	(940)	$(940)
Net income (as restated)	—	—	—	32,456	—	—	32,456	32,456

Comprehensive income (as restated)	—	—	—	—	—	—	—	$31,516

BALANCE, December 31, 2005—As Restated (1)	99,761	794,863	(15,023)	(54,692)	(1,716)	—	723,432
Exercise of stock options	2,058	18,825	—	—	—	—	18,825
Net tax deficiency related to stock-based compensation	—	(10,928)	—	—	—	—	(10,928)
Compensation expense associated with stock option grants	—	27,700	—	—	—	—	27,700
Elimination of unearned compensation in relation to the adoption of SFAS 123R	—	(15,023)	15,023	—	—	—	—
Unrealized gain on marketable securities, net of tax	—	—	—	—	899	—	899	$899
Net income	—	—	—	58,985	—	—	58,985	58,985

Comprehensive income	—	—	—	—	—	—	—	$59,884

BALANCE, December 31, 2006	101,819	$815,437	$—	$4,293	$(817)	$—	$818,913

(1)	See Note 2 of our Notes to Consolidated Financial Statements.

See accompanying Notes to Consolidated Financial Statements.

QUEST SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2006	2005	2004
		As Restated (1)	As Restated (1)
Cash flows from operating activities:
Net income	$58,985	$32,456	$52,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,796	31,077	26,894
Compensation expense associated with stock option grants	27,700	12,799	21,592
Deferred income taxes	(21,926)	(3,677)	(10,439)
Gain on sale of Vista Plus product suite	—	(39)	(29,574)
Gain on sale of corporate aircraft	(3,987)	—	—
(Gain) loss on disposition of property and equipment	(411)	293	322
Excess tax benefit related to stock-based compensation	(6,180)	7,818	4,836
Provision for bad debts	(615)	265	240
In-process research and development	960	7,840	6,980
Litigation loss provision	—	—	16,000
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(17,740)	(16,277)	(34,014)
Prepaid expenses and other current assets	983	(5,667)	(1,472)
Other assets	(2,110)	(1,468)	3,870
Accounts payable	785	(1,045)	(829)
Accrued compensation	1,091	3,427	218
Other accrued expenses	1,100	2,059	(3,470)
Litigation settlement payment	—	(16,000)	—
Income taxes payable	12,685	5,404	1,956
Deferred revenue	60,521	43,987	40,656
Other liabilities	(260)	(1,342)	92

Net cash provided by operating activities	148,377	101,910	96,109
Cash flows from investing activities:
Purchases of property and equipment	(16,639)	(41,109)	(31,873)
Proceeds from sale of corporate aircraft	15,600	—	—
Cash paid for acquisitions, net of cash acquired	(17,472)	(120,621)	(96,733)
Proceeds from sale of Vista Plus product suite	—	2,039	22,515
Purchases of cost-method investments	(3,803)	—	—
Purchases of marketable securities	(60,754)	—	(10,001)
Sales and maturities of marketable securities	79,379	56,272	40,446

Net cash used in investing activities	(3,689)	(103,419)	(75,646)
Cash flows from financing activities:
Proceeds from repurchase agreement	—	10,008	67,581
Repayment of repurchase agreement	—	(22,896)	(55,492)
Repayment of notes payable	—	(51)	(769)
Repayment of capital lease obligations	(224)	(324)	(400)
Proceeds from the exercise of stock options	18,825	13,295	16,704
Proceeds from employee stock purchase plan	—	—	4,797
Excess tax benefit related to stock-based compensation	6,180	—	—

Net cash provided by financing activities	24,781	32	32,421
Effect of exchange rate changes on cash and cash equivalents	(4,330)	4,342	(2,194)

Net increase in cash and cash equivalents	165,139	2,865	50,690
Cash and cash equivalents, beginning of period	121,025	118,160	67,470

Cash and cash equivalents, end of period	$286,164	$121,025	$118,160

Supplemental disclosures of consolidated cash flow information:
Cash paid for interest	$56	$163	$53

Cash paid for income taxes	$26,413	$17,684	$5,868

Supplemental schedule of non-cash investing and financing activities:
Unrealized gain (loss) on marketable securities	$727	$(940)	$(1,036)

Unpaid purchases of property and equipment	$356	$—	$—

Fair value of stock options and common stock issued in connection with acquisitions	$—	$34,884	$13,372

(1)	See Note 2 of our Notes to Consolidated Financial Statements.

See accompanying Notes to Consolidated Financial Statements.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Nature of Operations—Quest Software, Inc. (“Quest,” the “Company,” “we,” “us” or “our”), was incorporated in California in 1987 and is a leading developer and vendor of application management, Windows management and database management software products. We also provide consulting, training, and post-contract technical support services to our customers. We have wholly-owned research and development subsidiaries and sales subsidiaries for marketing, distribution, and support of our products and services in the United States and abroad.

Basis of Consolidation— The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include our accounts and those of our majority owned subsidiaries. Intercompany transactions are eliminated and the portion of the net income or net loss of subsidiaries applicable to minority interests adjusts other income (expense), net.

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

Foreign Currency Translation—In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation,” the United States Dollar is considered to be the functional currency for our foreign subsidiaries, as such subsidiaries act primarily as an extension of our parent company’s operations. The determination of functional currency is primarily based on the subsidiaries’ relative financial and operational dependence on the parent company. Assets and liabilities in these subsidiaries are re-measured at current exchange rates, except for property and equipment, deferred revenue, depreciation and investments, which are translated at historical exchange rates. Revenues and expenses are re-measured at weighted average exchange rates in effect during the year except for costs related to the above mentioned balance sheet items which are translated at historical rates. Foreign currency gains and losses are included in “other income (expense), net” in the consolidated income statements. There was a net foreign currency gain of $4.4 million, a net loss of $5.6 million and a net gain of $3.4 million based on re-measurement for the years ended December 31, 2006, 2005 and 2004, respectively.

Fair Value of Financial Instruments—The carrying amounts of our financial instruments including cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the relatively short period of time between origination of the instruments and their expected realization or because they are carried at fair value.

Cash and Cash Equivalents—We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk—Financial instruments that potentially subject us to credit risk include cash and cash equivalents, marketable securities and accounts receivable. We believe that credit risks related to our investment portfolio are moderated by limitations we place on our exposure to any one issuer and credit risks on accounts receivable are moderated by the diversity of our products, customers and geographic sales areas. We monitor extensions of credit and have not experienced significant credit losses in the past. We maintain an allowance both for bad debts and for sales returns and cancellations and such losses and returns have historically been within management’s expectations. No single customer accounted for 10% or more of our total revenues or accounts receivable for the years ended December 31, 2006, 2005 or 2004.

Allowances for Doubtful Accounts and Returns—We record allowances for doubtful accounts based upon a specific review of significant outstanding invoices and/or our historical write-off experience. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable, collection histories, and histories of write-offs. We also record a provision for estimated sales returns and allowances on product and service related sales in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists.” These estimates are based on historical sales returns, the volume and size of our larger transactions and other known factors.

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

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments in Non-Consolidated Companies—We have made investments in early stage private companies and a private equity fund for business and strategic purposes. We may make additional investments of this nature in the future. These investments total $5.7 million and $1.8 million at December 31, 2006 and 2005, respectively, and are accounted for under the cost method, as we do not have the ability to exercise significant influence over these companies’ operations. We periodically monitor our investments for impairment and will record reductions in carrying values if and when necessary. The evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure regulations as U.S. public companies and, as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. As part of this evaluation process, our review includes but is not limited to a review of each company’s cash position, recent financing activities, financing needs, earnings and revenue outlook, operational performance, management or ownership changes, and impacts from competitive pressures. If we determine that the carrying value of our investment in a company is at an amount below fair value, we write down the investment and record a loss in the consolidated income statements. Investments in non-consolidated companies are included in other assets on our consolidated balance sheet at December 31, 2006 and 2005.

Long-Lived Assets—We account for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, long-lived assets to be held and used are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. We periodically review the carrying value of long-lived assets to determine whether or not impairment to such value has occurred.

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

Goodwill and Amortizing Intangible Assets—Goodwill arising from acquisitions (see Notes 5 and 6) is recorded as the excess of the purchase price over the fair value of assets acquired. Amortizing intangible assets are recorded at the estimated fair value of technology, customer lists, maintenance contracts, trademarks and non-compete agreements acquired and amortized using the straight-line method over estimated useful lives ranging from two to seven years. Accumulated amortization of amortizing intangible assets was $88.8 million and $66.1 million at December 31, 2006 and 2005, respectively. As described in Note 2 we recorded impairment charges, net of amortization adjustments, of $0.6 million and $0.8 million in 2005 and 2004, respectively, for certain amortizing intangible assets as part of our restatement. We also recorded impairment charges of $2.3 million in 2006 for certain amortizing intangible assets. The net carrying amount of amortizing intangible assets was considered recoverable at December 31, 2006, as there were no further indications of impairment. We test goodwill for impairment at the reporting unit level on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. The carrying amount of goodwill was considered recoverable at December 31, 2006, based on the results from our goodwill impairment evaluation performed in the fourth quarter of 2006.

Other Assets—Other assets primarily include lease security deposits and those investments which are accounted for on the cost basis.

Revenue Recognition—We derive revenues from three primary sources: (1) perpetual software licenses, (2) annual maintenance and support services (referred to as post-contract technical support or “PCS”) and (3) professional consulting and training services (referred to as “PSO”).

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We recognize revenue when all of the following criteria are satisfied:

(1)	Persuasive evidence of an arrangement exists – including a written contract signed by both the end customer and Quest.

(2)	Delivery has occurred – when all product and/or service that is essential to the functionality is delivered to the end customer.

(3)	The fee is fixed or determinable – when we have a signed contract that states the agreed upon fee for our product and/or service and specifies the related terms and conditions that govern that arrangement, and is free of material contingencies or significant uncertainty.

(4)	Collection is probable – assessed based on the probability of collection on a customer-by-customer basis based on payment history and our evaluation of the end customer’s financial position.

We license our products primarily through our direct sales force, our telesales force and, increasingly, indirect channels including value added resellers and distributors. For our direct sales, we utilize written contracts as the means to establish the terms and conditions upon which our products and services are sold to our end customers. For our indirect sales transactions, we accept orders from our resellers and distributors when they have existing orders from an end customer. We utilize written contracts coupled with purchase orders as the means to establish the terms and conditions of these indirect sales transactions.

Indirect sales through resellers, which are a growing proportion of our transaction volume, are generally handled via processes and policies that are similar to an end customer sale. Our policy until January 1, 2007 was to defer revenue recognition on indirect sales transactions of significant size until receipt of payment (assuming all other revenue recognition criteria had been satisfied) as collectability was not reasonably assured. Because of a change in circumstances involving improved cash collection histories with certain resellers we modified our revenue recognition practices to recognize revenue upon delivery of the software when all other revenue recognition criteria are satisfied. The modified practice, which now allows for the earlier recognition on most of our reseller transactions, has been implemented effective January 1, 2007.

Most of our software products are “off the shelf” products that do not require customization. We initially capture value for our products by selling a perpetual software license to end customers. The fee for the first year of PCS is included in, or bundled with, the perpetual software license at the time of initial sale. As such, the combination at initial sale of a perpetual software license and one year of PCS services represents a “multiple-element” arrangement for revenue recognition purposes.

We account for the perpetual software license component of these multiple-element arrangements using the residual method, which requires recognition of the perpetual software license revenue once all software products have been delivered to the end customer and the only undelivered element is PCS and/or PSO. The value of the undelivered elements is determined based on vendor specific objective evidence (“VSOE”) of fair value and is deferred. The residual value, after allocation of the fee to the undelivered elements based on VSOE of fair value, is then allocated to the perpetual software license for the software products being sold.

Our PCS VSOE of fair value is determined by reference to the prices our end customers pay for this support when it is sold separately; that is, when we enter into an arms length, annual renewal transaction with end customers where the only offering sold is PCS. These standalone PCS renewal transactions are typically for one year in duration and are priced as a targeted percentage of the initial, discounted purchase price. We bill these renewal transactions in advance of the services provided. We also offer end customers the right to purchase PCS for multiple annual periods beyond the first year. Revenue for our standalone sale of annual PCS renewals in years two, three and beyond is recognized ratably over the support term. Sales of PCS for multiple annual periods are treated similarly.

Our PSO VSOE of fair value is determined by reference to our established pricing and discounting practices for these services when sold separately. Our PSO are typically sold as time-and-materials based contracts that range from five to fifteen days in duration. Revenue from PSO is generally recognized as professional services are performed in accordance with the underlying service contracts.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

If we cannot objectively determine the fair value of any undelivered element (hardware, software, specific upgrade rights, etc.) in a bundled software and services arrangement, we defer revenue until all elements are delivered and services are performed, or until fair value can be objectively determined based on VSOE of fair value for any remaining undelivered elements.

In addition to perpetual software licenses, we sell a small amount of time-based software licenses (or term licenses) each year wherein customers pay a single fee for the right to use the software and receive PCS for a defined period of time. Approximately 2% of 2006 license revenue was generated by these time-based software licenses. All license and PCS revenues on these term licenses are deferred and recognized ratably over the license term.

There are numerous factors that can affect our assessment of whether the revenue recognition criteria are satisfied. For example:

•

An arrangement with governing terms and conditions that extend payment terms beyond our customary and historical practices may indicate that collection is not probable. We assess whether fees are fixed or determinable at the time of sale and recognize revenue if all other requirements have been met. Our standard payment terms are 30 days but may vary based on the country in which the agreement is executed. We generally deem payments that are due within 6 months to be fixed and determinable based on collections history and thereby satisfy the required revenue recognition criterion.

•

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

•

We evaluate arrangements with governmental entities containing “fiscal funding” or “termination for convenience” provisions, when such provisions are required by law, to determine the probability of possible cancellation. We consider multiple factors, including the history with the customer in similar transactions, and the planning, budgeting and approval processes undertaken by the governmental entity. If we determine upon execution of these arrangements that the likelihood of cancellation is not likely, we then recognize revenue once all of the criteria described above have been met. If such a determination cannot be made, revenue is recognized upon the earlier of cash receipt or approval of the applicable funding provision by the governmental entity.

Our product return policy is reflected in our standard form license, PCS and/or service agreements for end customers as well as for resellers and distributors. These agreements do not typically or expressly provide for product returns and cancellations as a matter of right. Quest maintains an allowance for sales returns and cancellations to cover the circumstances where the company accepts returns or cancellations on a discretionary basis even though not contractually obligated to do so. This allowance is intended only as an estimate of customer payment obligations associated with enforceable contracts for the delivery of products or services, which based on our history, we do not expect to collect.

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

Uncollected Deferred Revenue—Because of our revenue recognition policies, there are circumstances for which we are unable to recognize revenue relating to sales transactions that have been billed, but the related account receivable has not been collected. While the receivable represents an enforceable obligation, for balance sheet presentation purposes we have offset the deferred revenue against the related account receivable and no amounts appear in our consolidated balance sheets for such transactions. The aggregate amount of accounts receivable that have been offset by the related deferred revenue was $47.6 million and $38.9 million at December 31, 2006 and 2005, respectively.

Software Development Costs—Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed” until the product is available for general release. Because our current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no software development costs have been capitalized as of December 31, 2006 and 2005.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising Expenses—We expense all advertising costs as incurred, and such costs were $3.9 million, $3.3 million and $2.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Stock-Based Compensation—See also Note 2, “Restatement of Previously Issued Financial Statements,” for the discussion of the restatement related to our stock option grants.

Prior to January 1, 2006, we accounted for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, we recognized compensation expense for stock option grants where the exercise price was lower than the fair market value of our common stock on the originally stated grant date. In connection with the restatement of our previously issued financial statements, we have recognized additional stock-based compensation expense arising from corrections to accounting measurement dates. See Note 2 below. In accordance with SFAS 123 and SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, we provided pro forma net income or loss and net income or loss per share disclosures for each period prior to the adoption of SFAS No. 123R, Share-Based Payment (“SFAS 123R”), as if we had applied the fair value-based method in measuring compensation expense for our stock-based compensation plans.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R utilizing the modified prospective transition method. As required by SFAS 123R, we estimate forfeitures of employee stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined based on historical experience. Estimated forfeitures are adjusted to actual forfeiture experience as needed. Under the modified prospective approach, compensation expense recognized during the year ended December 31, 2006 includes: (a) compensation expense for all stock-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the recognition provisions of SFAS 123R. In accordance with the modified prospective transition method, our audited consolidated financial statements for the year ended December 31, 2005 have not been restated to reflect, and do not include, the impact of SFAS 123R.

Prior to the adoption of SFAS 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. SFAS 123R requires that the realized tax benefit related to the excess of the deductible amount over the compensation cost recognized (excess tax benefits) be classified in the statement of cash flow as a cash inflow from financing activities and a cash outflow from operating activities. Accordingly, we classified $6.2 million of excess tax benefit related to stock-based compensation as financing cash inflows and operating cash outflows on our accompanying consolidated statements of cash flows for the year ended December 31, 2006. In addition, we previously presented unearned compensation as a separate component of shareholders’ equity. In accordance with the provisions of SFAS 123R, upon adoption, we also reclassified the balance in unearned compensation to common stock on our accompanying consolidated balance sheet.

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

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the total stock-based compensation expense, including the impact of related payroll taxes, by income statement line item that we recorded for the years ended December 31, 2006, 2005 and 2004 (in thousands, except per share data):

	Year Ended December 31,
	2006	2005	2004
Cost of licenses	$7	$2	$4
Cost of services	1,204	458	1,074
Sales and marketing	8,670	5,496	2,941
Research and development	9,435	2,857	5,887
General and administrative	7,700	3,581	4,685

Reduction of income from operations and income before income tax provision	27,016	12,394	14,591
Income tax effect using the effective tax rate for each year	5,953	5,658	1,917

Reduction of net income	$21,063	$6,736	$12,674

Reduction of net income per share:
Basic	$0.21	$0.07	$0.13

Diluted	$0.20	$0.07	$0.13

As of December 31, 2006, total unrecognized stock-based compensation cost related to unvested stock options was $45.1 million, which is expected to be recognized over a weighted-average period of 3.1 years.

Pro Forma Information under SFAS 123 for Periods Prior to January 1, 2006

The following table illustrates the effect on operating results and per share information had we accounted for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123 and after reflecting the change in the accounting measurement dates as discussed in Note 2 for the years ended December 31, 2005 and 2004 (in thousands, except per share data):

	Year Ended December 31,
	2005	2004
Net income	$32,456	$52,251
Add: Stock-based compensation expense included in reported net income, net of related tax effects	6,963	18,763
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of related tax effects	(21,662)	(48,535)

Pro forma net income	$17,757	$22,479

Net income per share:
Basic	$0.33	$0.55

Basic - pro forma	$0.18	$0.24

Diluted	$0.32	$0.53

Diluted - pro forma	$0.18	$0.23

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

Expected Volatility. We estimate the volatility of our common stock-based upon the implied volatility derived from the market prices of our traded options with similar terms. Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than is historical volatility. Prior to the adoption of SFAS 123R, we used historical volatility under a “comparable companies” analysis approach, because our history as a public company was not sufficient to make volatility assumptions based solely on volatility of the Company’s stock.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Risk-Free Interest Rate. We base the risk-free interest rate on the U.S. Treasury zero-coupon issues in effect at the time of option grant for equivalent remaining terms.

Dividend Yield. We do not expect to pay any dividends and, therefore, we use an expected dividend yield of zero.

We used the following assumptions to estimate the fair value of options granted during the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006		2005	2004
	Range:	Weighted Average:	Weighted Average:	Weighted Average:
Risk-free interest rate	4.5% to 5.2%	4.9%	4.2%	3.8%
Expected term (in years)	6.3 to 7.8	6.6	6.7	6.5
Expected volatility	54% to 55%	55%	53%	51%
Expected dividend yield	None	None	None	None

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

The table below sets forth the reconciliation of the denominator of the earnings per share calculation (in thousands):

	Years Ended December 31,
	2006	2005	2004
Shares used in computing basic net income per share	101,380	97,621	94,622
Dilutive effect of stock options (1)	2,723	3,409	3,219

Shares used in computing diluted net income per share	104,103	101,030	97,841

(1)	Options to purchase 12,274, 9,675 and 9,293 shares of common stock were outstanding during 2006, 2005 and 2004, respectively, but were not included in the computation of diluted net income per share as inclusion would have been anti-dilutive.

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

Taxes Collected from Customers and Remitted to Governmental Authorities—We present taxes collected from customers and remitted to governmental authorities in accordance with Emerging Issues Task Force Issue No. 06-3, on a net basis.

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value, on an instrument-by-instrument basis. The fair value measurement election is irrevocable and requires that unrealized gains and losses are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not determined whether we will elect to measure items subject to SFAS 159 at fair value and, as a result, have not assessed the potential effect if any of implementing this standard.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In September 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. FSP No. AUG AIR-1 disallowed the use of the accrual method when accounting for planned major maintenance activities, such as the aircraft engine overhaul planned on our corporate aircraft sold in November 2006, thereby requiring the use of one of the other three approved methods under the AICPA Industry Audit Guide, Audits of Airlines. FSP No. AUG AIR-1 requires retrospective application for all financial statements presented and must be applied to financial statements filed with the Securities Exchange Commission (“SEC”) for fiscal years beginning after December 15, 2006, with early adoption permitted as of the beginning of a fiscal year. Effective fiscal year 2006, we adopted the direct expensing method which requires us to expense engine overhauls, as well as other major maintenance activity, as they are incurred. The adoption of the FSP is considered a change in accounting principle adopted by the FASB with retroactive application as described in SFAS No. 154, Accounting Changes and Error Corrections. As a result of early adoption, we reversed all engine overhaul accruals expensed in each of the appropriate periods from 2002 to the first quarter of 2006 and recorded engine overhaul expenses in the periods charges were incurred. Charges related to planned major maintenance on our corporate aircraft were incurred in the third quarter of 2006 and the corporate aircraft was subsequently sold in the fourth quarter of 2006. The effect of adopting FSP No. AUG AIR-1on our consolidated balance sheet at December 31, 2005 was a decrease of $1.0 million in other accrued expenses, an increase of $0.4 million in the deferred tax liability and an increase of $0.6 million in our retained earnings. The effects of adopting FSP No. AUG AIR-1 are included in the tables in Note 2.

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

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 defines a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for us in the first quarter of 2007. We are currently assessing the potential effect if any of implementing this standard.

2.	Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the Company’s 2005 consolidated financial statements, the Company’s management determined that incorrect measurement dates were used for financial accounting purposes for certain stock option grants made in prior periods and that other stock option and non-stock option related errors in its historical financial statements require correction, as described in more detail below. As a result, the consolidated financial statements as of December 31, 2005 and for the years ended December 31, 2005 and 2004 have been restated from the amounts previously reported to correct these errors. The after tax effect to net income of all adjustments amounted to $(1.3) million, $9.6 million and $(4.9) million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

A total of 3,382 awards covering 22,553,293 shares of Common Stock required measurement date changes, of which options to purchase 3,604,950 shares of Common Stock were granted to employees who were executive officers of the Company at the time of their respective grant dates. None of our non-employee directors received stock options grants requiring measurement date corrections.

The following table summarizes certain information with respect to option awards requiring accounting measurement date changes:

Time Period	Number of Granting Dates	Number of Awards	Number of Shares
Pre-IPO Period	35	757	10,519,744
Initial Public Offering through April 30, 2002	21	2,567	11,255,299
After April 30, 2002	11	58	778,250

Total	67	3,382	22,553,293

A summary of incremental pre-tax stock-based compensation expense related to options awarded in each time period covering the period from June 1998 through December 31, 2005 (“restatement period”) (in thousands), is as follows:

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

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

•

We determined that our accounting treatment for a restricted stock issuance in 2000 was incorrect. We issued 339,200 shares of common stock to an employee in connection with his initial employment with the Company as Vice President, Marketing, and accepted this employee’s secured promissory note in the principal amount of $15.8 million as payment of the purchase price for the shares. In June 2002, we determined that we should have treated the promissory note as a non-recourse obligation and, accordingly, treated the transaction as a stock option for financial reporting purposes. We also determined that we should not have accrued approximately $1.4 million of interest income on the promissory note that we accrued from 2000 through

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2002 but deemed the error to be immaterial to our results of operations. We have recorded an adjustment to our beginning retained earnings balance as of January 1, 2004 to reverse the interest income previously recorded on this promissory note.

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

All but $0.7 million of the foregoing adjustments were recorded in periods preceding 2004. As a result, most of the impact of these adjustments is reflected in the adjustment of our opening accumulated deficit balance at January 1, 2004 in the consolidated financial statements included in this Report.

As a result of the errors in determining measurement dates, certain options were determined to have been granted at an exercise price below the fair market value of our stock on the actual grant date. The primary adverse tax consequences are: (1) that the re-measured options vesting after December 31, 2004 are potentially subject to option holder excise tax under Section 409A of the Internal Revenue Code (and, as applicable, similar excise taxes under state law) and (2) certain incentive stock options previously granted, could be deemed granted at below market value producing incremental payroll tax liabilities. As a result during the year ended December 31, 2006, the Company recorded approximately $0.6 million in liabilities related to Section 409A and the anticipated settlement by the Company of payroll and excise taxes on behalf of the Company’s employees for options that were exercised during 2006. Additionally, during the year ended December 31, 2006, the Company recorded a benefit related to the potential withholding tax liabilities on incentive stock options deemed granted at below market value. The benefit recorded was approximately $1.9 million and is based on the running of the statute of limitations.

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

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Non-Stock Option Related Adjustments

The Company has determined that additional errors in its historical financials statements require correction in this restatement. Many of these errors were identified by the Company or its auditors in connection with the restatement related procedures. Other adjustments include items identified in prior periods, but deemed them not to be material to the Company’s results of operations, and are included in this restatement. A summary of the impact of these adjustments to pre-tax income for the twelve months ended December 31, 2005 and 2004 (in thousands), is as follows:

(Increase) Decrease in Pre-Tax Income Category	Year Ended December 31,
	2005	2004
Revenue Adjustments
Financial system programming error	$(134)	$(717)
Incorrect interpretation of complex orders	2,442	434
Inconsistent application of company policies	1,178	—
Other	688	(48)

Total Revenue Adjustments	4,174	(331)

Expense Adjustments
Incorrect application of SFAS No. 144	566	795
Incorrect interpretation of complex orders	(239)	(65)
Incorrect application of company policies	(10)	(31)
Other	(115)	5

Total Expense Adjustments	202	704

Other Income (Expense), Net Adjustments
Incorrect application of SFAS No. 52	(113)	(114)
Other	(24)	—

Total Other Income (Expense), Net Adjustments	(137)	(114)

Total All Adjustments	$4,239	$259

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Impact of Errors on Previously Issued Consolidated Financial Statements

As a result of the findings of the Special Committee’s investigation with respect to employee stock options and the other adjustments described in this footnote, our consolidated financial statements for the years ended December 31, 2005 and 2004 have been restated. We recorded additional stock-based compensation expense and other accounting adjustments, and related tax adjustments, affecting our previously-reported financial statements for 1999 through 2003, the effects of which are summarized in cumulative adjustments to our common stock (additional paid-in capital), unearned compensation, accumulated deficit and note receivable from sale of common stock accounts as of January 1, 2004, in the amounts of $80.6 million, $48.2 million, $92.5 million and $17.2 million, respectively.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The financial information presented in this Report has been adjusted to reflect the incremental impact resulting from the restatement adjustments discussed above, as follows (in thousands):

Summary of Impact of Restatement Adjustments

	(Increase) Decrease in Pre-Tax Income			Tax Effect of Adjustments
Year Ended	Stock Option Related Adjustments (1)	Other Adjustments (2)	Total Adjustments, Pre-Tax	Option Related Payroll Tax Adjustments (3)	Income Tax Effect of All Adjustments	Total Adjustments, Net of Tax
1999	$10,060	$—	$10,060	$—	$(2,782)	$7,278
2000	21,731	1,579	23,310	6,221	(5,066)	24,465
2001	24,270	2,195	26,465	1,268	(8,370)	19,363
2002	30,679	(248)	30,431	2,103	(7,825)	24,709
2003	25,860	240	26,100	635	(10,048)	16,687

Cumulative effect on January 1, 2004 opening accumulated deficit	112,600	3,766	116,366	10,227	(34,091)	92,502	(4)
2004	19,814	259	20,073	(7,433)	(17,563)	(4,923)
2005	9,869	4,239	14,108	(889)	(3,582)	9,637

Total	$142,283	$8,264	$150,547	$1,905	$(55,236)	$97,216

(1)	Comprised of $136.9 million of stock-based compensation expense adjustments arising from measurement date corrections and $5.4 million of other stock option related adjustments.

(2)	Other non-stock option related adjustments to revenue, operating expenses, and other income (expense), net.

(3)	Relates to potential payroll tax liabilities for incentive stock options deemed to be granted at below market value and is included with the appropriate compensation expense.

(4)	The cumulative effect does not include the cumulative impact of the retrospective adoption of a change in accounting for planned major maintenance activities on our corporate aircraft of $0.2 million.

The financial statement impact of the restatement on previously reported stock-based compensation expense, including income tax impact by year, is as follows (in thousands):

Year Ended December 31,	Stock-Based Compensation Expense as Previously Reported	Stock-Based Compensation Expense Adjustments	Stock-Based Compensation Expense as Restated	Income Tax Benefit Relating to Stock- Based Compensation Expense	Stock-Based Compensation Expense, Net of Income Tax
1999	$432	$10,060	$10,492	$(2,829)	$7,663
2000	3,439	21,315	24,754	(8,289)	16,465
2001	4,508	23,244	27,752	(8,877)	18,875
2002	1,455	30,679	32,134	(10,329)	21,805
2003	890	25,860	26,750	(8,575)	18,175

Cumulative through December 31, 2003	10,724	111,158	121,882	(38,899)	82,983
2004	1,779	19,814	21,593	(6,561)	15,032
2005	2,931	9,869	12,800	(4,157)	8,643

Total	$15,434	$140,841	$156,275	$(49,617)	$106,658

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the impact of the Restatement on the Company’s previously issued audited consolidated balance sheet as of December 31, 2005, consolidated income statements and statements of cash flows for the years ended December 31, 2005 and 2004:

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2005
	As Previously Reported	Adjustments				As Restated
ASSETS
Current assets:
Cash and cash equivalents	$121,025	$—		$—		$121,025
Short-term marketable securities	74,398	—		—		74,398
Accounts receivable, net of allowances of $17,088 as previously reported and $18,410 as restated	116,052	(8,725	)(2)	—		107,327
Prepaid expenses and other current assets	15,202	51	(2)	—		15,253
Deferred income taxes	11,905	779	(3)	(389	) (4)	12,295

Total current assets	338,582	(7,895)		(389)		330,298
Property and equipment, net	82,845	199	(2)	—		83,044
Long-term marketable securities	47,538	—		—		47,538
Amortizing intangible assets, net	68,975	(1,360	)(2)	—		67,615
Goodwill	430,239	(290	)(1)	—		429,949
Deferred income taxes	—	26,675	(3)	—		26,675
Other assets	4,828	—		—		4,828

Total assets	$973,007	$17,329		$(389)		$989,947

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,756	$—		$—		$3,756
Accrued compensation	32,696	659	(2)	—		33,355
Other accrued expenses	34,351	(40	)(2)	(971	) (4)	33,340
Income taxes payable	19,554	(23	)(3)	—		19,531
Current portion of deferred revenue	140,267	(3,896	)(2)	—		136,371

Total current liabilities	230,624	(3,300)		(971)		226,353
Long-term liabilities:
Long-term portion of deferred revenue	34,980	3,452	(2)	—		38,432
Deferred income taxes	10,576	(10,576	)(3)	—		—
Other long-term liabilities	1,460	270	(2)	—		1,730

Total long-term liabilities	47,016	(6,854)		—		40,162
Commitments and contingencies (Notes 5 and 13)
Shareholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; no shares issued or outstanding	—	—		—		—
Common stock, no par value, 200,000 shares authorized; 99,761 shares issued and outstanding	676,285	118,578	(1)	—		794,863
Retained earnings (accumulated deficit)	41,942	(97,216	)(1-3)	582	(4)	(54,692)
Accumulated other comprehensive loss	(1,716)	—		—		(1,716)
Unearned compensation	(3,930)	(11,093	)(1)	—		(15,023)
Note receivable from sale of common stock	(17,214)	17,214	(1)	—		—

Total shareholders’ equity	695,367	27,483		582		723,432

Total liabilities and shareholders’ equity	$973,007	$17,329		$(389)		$989,947

(1)	Stock option related adjustments.

(2)	Other non-stock option related adjustments.

(3)	Tax effect of all restatement adjustments.

(4)	Represents adjustments related to the retrospective adoption of a change in accounting for planned major maintenance activities on our corporate aircraft. See Note 1 above.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

	Year Ended December 31, 2005
	As Previously Reported	Adjustments			As Restated
Revenues:
Licenses	$260,349	$(4,218)	$—		$256,131
Services	216,033	(160)	—		215,873

Total revenues	476,382	(4,378)	—		472,004
Cost of revenues:
Licenses (1)	5,004	1	—		5,005
Services (1)	38,128	253	—		38,381
Amortization of purchased technology	10,910	566	—		11,476

Total cost of revenues	54,042	820	—		54,862

Gross profit	422,340	(5,198)			417,142
Operating expenses:
Sales and marketing (1)	200,335	3,516	—		203,851
Research and development (1)	87,876	1,202	—		89,078
General and administrative (1)	45,034	3,440	—		48,474
Amortization of other purchased intangible assets	7,179	—	—		7,179
In-process research and development	7,840	—	—		7,840
Litigation loss provision	—	—	—		—

Total operating expenses	348,264	8,158	—		356,422
Gain on sale of Vista Plus product suite (2)	—	—	39		39

Income from operations	74,076	(13,356)	39		60,759
Other income (expense), net	(1,634)	137	451	(3)	(1,046)

Income before income tax provision	72,442	(13,219)	490		59,713
Income tax provision	30,644	(3,582)	195		27,257

Net income	$41,798	$(9,637)	$295		$32,456

Basic net income per share	$0.43	$(0.10)	$—		$0.33

Diluted net income per share	$0.41	$(0.09)	$—		$0.32

Weighted-average shares:
Basic	97,621	—	—		97,621
Diluted	100,770	260	—		101,030
(1) Stock-based compensation and related payroll taxes:
Cost of licenses	$1	$1	$—		$2
Cost of services	197	261	—		458
Sales and marketing	1,374	4,122	—		5,496
Research and development	1,655	1,202	—		2,857
General and administrative	187	3,394	—		3,581

Total stock-based compensation and related payroll taxes	$3,414	$8,980	$—		$12,394

(2)	The amount previously reported in 2005 was presented within other income (expense), net.

(3)	Represents adjustments related to the retrospective adoption of a change in accounting for planned major maintenance activities on our corporate aircraft. See Note 1 above.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2004
	As Previously Reported	Adjustments			As Restated
Revenues:
Licenses	$225,032	$(385)	$—		$224,647
Services	164,431	716	—		165,147

Total revenues	389,463	331	—		389,794
Cost of revenues:
Licenses (1)	3,958	4	—		3,962
Services (1)	29,646	884	—		30,530
Amortization of purchased technology	8,107	795	—		8,902

Total cost of revenues	41,711	1,683	—		43,394

Gross profit	347,752	(1,352)			346,400
Operating expenses:
Sales and marketing (1)	170,702	1,436	—		172,138
Research and development (1)	78,305	5,317	—		83,622
General and administrative (1)	36,493	4,649	—		41,142
Amortization of other purchased intangible assets	5,212	—	—		5,212
In-process research and development	6,980	—	—		6,980
Litigation loss provision	16,000	—	—		16,000

Total operating expenses	313,692	11,402	—		325,094
Gain on sale of Vista Plus product suite (2)	29,574	—	—		29,574

Income from operations	63,634	(12,754)	—		50,880
Other income (expense), net	8,976	114	182	(3)	9,272

Income before income tax provision	72,610	(12,640)	182		60,152
Income tax provision	25,390	(17,563)	74	(3)	7,901

Net income	$47,220	$4,923	$108		$52,251

Basic net income per share	$0.50	$0.05	$—		$0.55

Diluted net income per share	$0.48	$0.05	$—		$0.53

Weighted-average shares:
Basic	94,622	—	—		94,622
Diluted	98,158	(317)	—		97,841
(1) Stock-based compensation and related payroll taxes:
Cost of licenses	$—	$4	$—		$4
Cost of services	190	884	—		1,074
Sales and marketing	1,409	1,532	—		2,941
Research and development	570	5,317	—		5,887
General and administrative	41	4,644	—		4,685

Total stock-based compensation and related payroll taxes	$2,210	$12,381	$—		$14,591

(2)	The amount previously reported in 2005 was disclosed within other income (expense), net.

(3)	Represents adjustments related to the retrospective adoption of a change in accounting for planned major maintenance activities on our corporate aircraft. See Note 1 above.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2005
	As Previously Reported	Adjustments				As Restated
Cash flows from operating activities:
Net income	$41,798	$(9,637	)(1-3)	$295	(4)	$32,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,734	343	(2)	—		31,077
Compensation expense associated with stock option grants	2,930	9,869	(1)	—		12,799
Deferred income taxes	(1,251)	(2,621	)(3)	195	(4)	(3,677)
Gain on sale of Vista Plus product suite	(39)	—		—		(39)
Loss on disposition of property and equipment	—	293	(5)	—		293
Tax benefit related to stock option exercises	7,810	8	(3)	—		7,818
Provision for bad debts	264	1	(2)	—		265
In-process research and development	7,840	—		—		7,840
Litigation loss provision	—	—		—		—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(20,519)	4,242	(2)	—		(16,277)
Prepaid expenses and other current assets	(5,616)	(51	)(2)	—		(5,667)
Other assets	(1,468)	—		—		(1,468)
Accounts payable	(1,045)	—		—		(1,045)
Accrued compensation	4,879	(1,452	)(2)	—		3,427
Other accrued expenses	2,590	(41	)(2)	(490	)(4)	2,059
Litigation settlement payment	(16,000)	—		—		(16,000)
Income taxes payable	6,373	(969	)(3)	—		5,404
Deferred revenue	43,976	11	(2)	—		43,987
Other liabilities	(1,343)	1	(2)	—		(1,342)

Net cash provided by operating activities	101,913	(3)		—		101,910
Cash flows from investing activities:
Purchases of property and equipment	(41,109)	—		—		(41,109)
Cash paid for acquisitions, net of cash acquired	(120,621)	—		—		(120,621)
Proceeds from sale of Vista Plus product suite	2,039	—		—		2,039
Purchases of marketable securities	—	—		—		—
Sales and maturities of marketable securities	56,272	—		—		56,272

Net cash used in investing activities	(103,419)	—		—		(103,419)
Cash flows from financing activities:
Proceeds from repurchase agreement	10,008	—		—		10,008
Repayment of repurchase agreement	(22,896)	—		—		(22,896)
Repayment of notes payable	(51)	—		—		(51)
Repayment of capital lease obligations	(324)	—		—		(324)
Proceeds from the exercise of stock options	13,295	—		—		13,295
Proceeds from employee stock purchase plan	—	—		—		—

Net cash provided by financing activities	32	—		—		32
Effect of exchange rate changes on cash and cash equivalents	4,342	—		—		4,342

Net increase in cash and cash equivalents	2,868	(3)		—		2,865
Cash and cash equivalents, beginning of period	118,157	3		—		118,160

Cash and cash equivalents, end of period	$121,025	$—		$—		$121,025

Supplemental disclosures of consolidated cash flow information:
Cash paid for interest	$163	$—		$—		$163

Cash paid for income taxes	$17,684	$—		$—		$17,684

Supplemental schedule of non-cash investing and financing activities:
Unrealized loss on marketable securities	$(940)	$—		$—		$(940)

Fair value of stock options and common stock issued in connection with acquisitions	$—	$—		$34,884	(6)	$34,884

(1)	Stock option related adjustments.

(2)	Other non-stock option related adjustments.

(3)	Tax effect of all restatement adjustments.

(4)	Represents adjustments related to the retrospective adoption of a change in accounting for planned major maintenance activities on our corporate aircraft. See Note 1 above.

(5)	The amount previously reported in 2005 was disclosed within depreciation and amortization.

(6)	Not previously disclosed.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2004
	As Previously Reported	Adjustments				As Restated
Cash flows from operating activities:
Net income	$47,220	$4,923	(1-3)	$108	(4)	$52,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,420	474	(2)	—		26894
Compensation expense associated with stock option grants	1,778	19,814	(1)	—		21,592
Deferred income taxes	7,314	(17,827	)(3)	74	(4)	(10,439)
Gain on sale of Vista Plus product suite	(29,574)	—		—		(29,574)
Loss on disposition of property and equipment	—	322	(5)	—		322
Tax benefit related to stock option exercises	3,909	927	(3)	—		4,836
Provision for bad debts	236	4	(2)	—		240
In-process research and development	6,980	—		—		6,980
Litigation loss provision	16,000	—		—		16,000
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(34,290)	276	(2)	—		(34,014)
Prepaid expenses and other current assets	(1,472)	—		—		(1,472)
Other assets	3,870	—		—		3,870
Accounts payable	(829)	—		—		(829)
Accrued compensation	7,747	(7,529	)(2)	—		218
Other accrued expenses	(3,285)	(3)		(182	)(4)	(3,470)
Income taxes payable	2,619	(663	)(3)	—		1,956
Deferred revenue	41,371	(715	)(2)	—		40,656
Other liabilities	92	—		—		92

Net cash provided by operating activities	96,106	3		—		96,109
Cash flows from investing activities:
Purchases of property and equipment	(31,873)	—		—		(31,873)
Cash paid for acquisitions, net of cash acquired	(96,733)	—		—		(96,733)
Proceeds from sale of Vista Plus product suite	22,515	—		—		22,515
Purchases of marketable securities	(10,001)	—		—		(10,001)
Sales and maturities of marketable securities	40,446	—		—		40,446

Net cash used in investing activities	(75,646)	—		—		(75,646)
Cash flows from financing activities:
Proceeds from repurchase agreement	67,581	—		—		67,581
Repayment of repurchase agreement	(55,492)	—		—		(55,492)
Repayment of notes payable	(769)	—		—		(769)
Repayment of capital lease obligations	(400)	—		—		(400)
Proceeds from the exercise of stock options	16,704	—		—		16,704
Proceeds from employee stock purchase plan	4,797	—		—		4,797

Net cash provided by financing activities	32,421	—		—		32,421
Effect of exchange rate changes on cash and cash equivalents	(2,194)	—		—		(2,194)

Net increase in cash and cash equivalents	50,687	3		—		50,690
Cash and cash equivalents, beginning of period	67,470	—		—		67,470

Cash and cash equivalents, end of period	$118,157	$3		$—		$118,160

Supplemental disclosures of consolidated cash flow information:
Cash paid for interest	$53	$—		$—		$53

Cash paid for income taxes	$5,868	$—		$—		$5,868

Supplemental schedule of non-cash investing and financing activities:
Unrealized loss on marketable securities	$(1,036)	$—		$—		$(1,036)

Fair value of stock options issued in connection with an acquisition	$—	$—		$13,372	(6)	$13,372

(1)	Stock option related adjustments.

(2)	Other non-stock option related adjustments.

(3)	Tax effect of all restatement adjustments.

(4)	Represents adjustments related to the retrospective adoption of a change in accounting for planned major maintenance activities on our corporate aircraft. See Note 1 above.

(5)	The amount previously reported in 2004 was disclosed within depreciation and amortization.

(6)	Not previously disclosed.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Marketable Securities

The following table summarizes our portfolio of marketable securities (in thousands):

December 31, 2006	Amortized Cost	Net Unrealized Gains	Net Unrealized Losses	Estimated Fair Value
Due in one year or less:
U.S. government agencies	$20,000	$—	$(102)	$19,898
Other	60,214	—	—	60,214
Due in one to five years:
U.S. government agencies	—	—	—	—
U.S. government agency mortgage-backed securities	24,687	—	(803)	23,884

Total	$104,901	$—	$(905)	$103,996

Reported As:
Short-term marketable securities				$80,112
Long-term marketable securities				23,884

Total				$103,996

December 31, 2005	Amortized Cost	Net Unrealized Gains	Net Unrealized Losses	Estimated Fair Value
Due in one year or less:
U.S. government agencies	$74,999	$—	$(729)	$74,270
Other	128	—	—	128
Due in one to five years:
U.S. government agencies	20,000	—	(265)	19,735
U.S. government agency mortgage-backed securities	28,525	—	(722)	27,803

Total	$123,652	$—	$(1,716)	$121,936

Reported As:
Short-term marketable securities				$74,398
Long-term marketable securities				47,538

Total				$121,936

The following table summarizes the fair value and gross unrealized losses for our portfolio of marketable securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. government agencies	$—	$—	$19,898	$(159)	$19,898	$(159)
U.S. government agency mortgage-backed securities	—	—	23,884	(1,255)	23,884	(1,255)

Total	$—	$—	$43,782	$(1,414)	$43,782	$(1,414)

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our investments in marketable securities consist primarily of investment-grade bonds and United States government and agency securities. Unrealized losses from these investments are primarily attributable to changes in interest rates. We do not believe any unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of these dates. We have the intention and ability to hold such securities until the maturity dates.

Interest income, included in other income (expense), net in the accompanying consolidated income statements, was $11.2 million, $6.8 million and $7.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

4.	Cost Method Investments

We made minority equity investments, totaling $3.8 million in three early stage private companies for business and strategic purposes during the twelve months ended December 31, 2006. These investments were accounted for under the cost method, as the equity securities do not have a readily determined market value and we do not have the ability to exercise significant influence. Our investments in non-consolidated companies are included in other assets in our consolidated balance sheet at December 31, 2006 and 2005 and were valued at $5.7 million and $1.8 million, respectively.

5.	Acquisitions and Disposition

2006 Acquisitions

We completed two acquisitions, both of which have been fully consolidated, during the year ended December 31, 2006. The aggregate consideration paid for these transactions totaled $17.6 million paid in cash, including $0.6 million of transaction costs, and was allocated as follows: $13.7 million to goodwill, $3.6 million to amortizing intangible assets, $1.0 million to In Process Research and Development (“IPR&D”), and $0.7 million to assumed liabilities, net of tangible assets acquired. Actual results of operations of these acquisitions are included in our consolidated financial statements from the effective dates of the acquisitions.

The following represents the aggregate allocation of the purchase price for the two companies to amortizing intangible assets and IPR&D (table in thousands):

Acquired technology (weighted average useful life of 3 years)	$3,120
Customer relationships (weighted average useful life of 4.8 years)	340
Non-compete agreements (weighted average useful life of 2.6 years)	90
Acquired IPR&D	960

Total amortizing intangible assets and IPR&D	$4,510

The amount allocated to IPR&D was written off at the respective dates of acquisition because the IPR&D had no alternative uses and had not reached technological feasibility. The value assigned to IPR&D was determined utilizing the income approach by determining cash flow projections relating to identified IPR&D projects. The stage of completion of each in-process project was estimated to determine the discount rates to be applied to the valuation of the in-process technology. Based upon the level of completion and the risk associated with in-process technology, we applied discount rates that ranged from 28.4% to 33.0% to value the IPR&D projects acquired.

The pro forma effects of these acquisitions in 2006 would not have been material to our results of operations for fiscal 2006, 2005 or 2004 and therefore are not included in the pro forma table below.

2005 Acquisitions

Vintela, Inc.

In July 2005, we acquired Vintela, a leader in innovative platform integration solutions. The acquisition expands our product portfolio of Windows management solutions to allow existing Microsoft products, such as Active Directory, Windows Group Policy, Systems Management Server (SMS) 2003, and Microsoft Operations Manager (MOM) 2005, to integrate with systems outside the realm of Windows, including Unix, Linux, Java and Mac systems. The total purchase price for Vintela was $76.5 million which consisted of $57.5 million in cash paid to acquire the outstanding shares of Vintela, $18.5 million for the fair value of Vintela options assumed and $0.5 million for transaction costs. In allocating the purchase price based on estimated fair values, we allocated most of the purchase price to goodwill, amortizing intangible assets and IPR&D (expensed immediately upon completion of the acquisition). Actual results of operations of Vintela are included in our consolidated financial statements from July 8, 2005, the effective date of this acquisition.

In connection with this acquisition, $6.8 million was allocated to IPR&D and expensed immediately upon completion of the acquisition (as a charge not deductible for tax purposes), because the technological feasibility of products under development had not been established and no future alternative uses existed. At December 31, 2006, all projects originally identified as IPR&D were 100% complete.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Imceda Software, Inc.

In May 2005, we acquired Imceda, a leader in database administration products for SQL Server databases. The acquisition expands our product portfolio to include backup and recovery solutions and enables us to offer one of the most comprehensive product sets for the growing SQL Server database market. The total purchase price for Imceda was $63.7 million which consisted of $46.5 million in cash paid to acquire the outstanding shares of Imceda, 942,855 shares of Quest common stock valued at $12.4 million, $4.0 million for the fair value of Imceda options assumed and $0.8 million for transaction costs. In allocating the purchase price based on estimated fair values, we allocated most of the purchase price to goodwill and amortizing intangible assets. Actual results of operations of Imceda are included in our consolidated financial statements from May 20, 2005, the effective date of this acquisition.

Wingra Technologies, LLC

In January 2005, we acquired Wingra, a provider of messaging integration and migration solutions. The purchase price for the transaction, consisting primarily of cash, totaled $13.1 million, and was allocated primarily to goodwill, amortizing intangible assets and IPR&D (expensed immediately upon completion of the acquisition). Actual results of operations of Wingra are included in our consolidated financial statements from January 18, 2005, the effective date of this acquisition.

In connection with this acquisition, $1.1 million was allocated to IPR&D and expensed immediately upon completion of the acquisition (as a charge not deductible for tax purposes), because the technological feasibility of products under development had not been established and no future alternative uses existed. At December 31, 2006, all projects identified as IPR&D were 100% complete.

Other Acquisitions

During December 2005, we acquired a 75% equity interest in Vizioncore, Inc. (“Vizioncore”), a privately-owned software company, for approximately $4.1 million in cash and substantially all of the assets of another software company for $2.0 million in cash, both fully consolidated for accounting purposes. The aggregate consideration paid for these transactions were allocated primarily to goodwill and amortizing intangible assets. We also recorded a minority interest representing the equity of Vizioncore we did not acquire, which is classified in other long-term liabilities on our consolidated balance sheet with a carrying amount of $1.1 as of December 31, 2006. With our investment in Vizioncore we obtained a right to acquire the remaining 25% equity interest in the entity for a purchase price to be determined by a formula, and agreed to a put option under which we may be required, in certain circumstances, to acquire the remaining equity interests in this entity for consideration to be determined by a formula. As the formula approximates fair value as of December 31, 2006, no amount has been recorded related to this put option. As of December 31, 2006, our maximum contingent liability under this put option is not determinable. Actual results of operations of both our investment in Vizioncore and our other acquisition are included in our consolidated financial statements from the effective date of the investment and acquisition. The minority interest in Vizioncore’s net income (loss) is reflected as an adjustment to other income (expense), net.

The pro forma effects of all acquisitions in 2005 would not have been material to our results of operations for fiscal 2005 or 2004 and therefore are not included in the pro forma table below.

2004 Acquisitions and Disposition

Disposition of Vista Plus

In September 2004, pursuant to an Asset Purchase Agreement with Open Text Corporation (“Open Text”), we sold our Vista Plus output management product line and related assets and certain customer support obligations to Open Text for approximately $24.5 million in cash. The decision to sell this line of products was made because the products did not fit in with our primary product portfolio focus, which is to provide solutions for application, database and Windows management. The sale of Vista was considered a sale of assets because the product line was not a separate component of Quest with clearly distinguished operations and cash flows apart from the rest of the entity. The assets sold primarily consisted of intellectual property, a customer list, contracts, certain receivables and fixed assets. Open Text also assumed certain customer support obligations of the Vista Plus output management product line. The sale resulted in a pretax gain of $29.6 million.

Acquisition of Aelita Software Corporation

In March 2004, we acquired Aelita Software Corporation (“Aelita”), a leading provider of systems management solutions for Microsoft Active Directory and Microsoft Exchange products. The acquisition expanded our product portfolio of solutions to simplify, automate and secure increasingly complex Microsoft infrastructures. The total purchase price for Aelita was $117.3 million which consisted of $102.0 million in cash paid to acquire the outstanding shares of Aelita, $13.4 million for the fair value of Aelita options assumed and $1.9 million for transaction costs. In allocating the purchase price based on estimated fair values, we allocated most of the purchase price to goodwill, amortizing intangible assets and IPR&D (expensed immediately upon completion of the acquisition). Actual results of operations of Aelita are included in our consolidated financial statements from March 17, 2004, the effective date of this acquisition.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Acquisitions

We completed other immaterial acquisitions during the year ended December 31, 2004, all of which have been fully consolidated. The aggregate purchase price for these transactions consisting primarily of cash totaled $4.0 million, and was allocated primarily to goodwill and amortizing intangible assets. The pro forma effects of these acquisitions would not have been material to our results of operations for fiscal 2004 and therefore are not included in the pro forma table below. Actual results of operations of other acquisitions are included in our consolidated financial statements from the effective date of the acquisitions.

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

	Twelve Months Ended December 31. 2004
	As Reported	Adjustments	Pro Forma
Revenues	$389,794	$6,546	$396,340
Net income	$52,251	$(4,209)	$48,042
Net income per share:
Basic	$0.55	$(0.04)	$0.51
Diluted	$0.53	$(0.04)	$0.49

6.	Goodwill and Amortizing Intangible Assets

Amortizing intangible assets as of December 31, 2006 and 2005, respectively, are comprised of the following (in thousands):

	2006			2005
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$95,351	$(63,291)	$32,060	$92,569	$(47,358)	$45,211
Customer relationships	21,411	(13,677)	7,734	21,071	(11,273)	9,798
Existing maintenance contracts	4,020	(1,981)	2,039	3,970	(1,201)	2,769
Non-compete agreements	10,215	(6,908)	3,307	10,175	(4,473)	5,702
Trademarks	5,970	(2,974)	2,996	5,970	(1,835)	4,135

	$136,967	$(88,831)	$48,136	$133,755	$(66,140)	$67,615

Amortization expense for amortizing intangible assets was $22.7 million, $18.7 million and $14.1 million for the twelve months ended December 31, 2006, 2005 and 2004, respectively. Estimated annual amortization expense related to amortizing intangible assets reflected on our December 31, 2006 balance sheet is as follows (in thousands):

Estimated Annual Amortization Expense
2007	$18,053
2008	15,123
2009	8,797
2010	4,321
2011 and thereafter	1,842

$48,136

All intangible assets reflected on our December 31, 2006 balance sheet are expected to be fully amortized by the end of 2012.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in the carrying amount of goodwill by reportable operating segment for the year ended December 31, 2005 are as follows (in thousands):

	Licenses	Services	Total
Balance as of December 31, 2004	$246,044	$75,162	$321,206
Acquisitions	90,467	22,617	113,084
Adjustments (1)	(3,335)	(1,006)	(4,341)

Balance as of December 31, 2005	333,176	96,773	429,949

Acquisitions	10,772	2,687	13,459
Adjustments (1)	1,270	381	1,651

Balance as of December 31, 2006	$345,218	$99,841	$445,059

(1)	Tax related adjustments to the preliminary purchase price allocations for various acquisitions.

7.	Property and Equipment

Net property and equipment consist of the following at December 31 (in thousands):

	2006	2005
Building	$38,918	$38,647
Furniture and fixtures	14,320	13,089
Machinery and equipment (1)	4,231	22,368
Computer equipment	36,464	33,061
Computer software	28,736	23,974
Leasehold improvements	10,414	5,774
Land	11,156	11,125

	144,239	148,038
Less accumulated depreciation and amortization	(68,422)	(64,994)

Property and equipment, net	$75,817	$83,044

(1)	In November 2006, we completed the sale of our corporate aircraft to a third party for $15.6 million in cash, net of $0.3 million in transaction fees. The sale resulted in a pretax gain of $4.0 million.

Total depreciation and amortization expense related to property and equipment was $13.9 million and $12.1 million in 2006 and 2005, respectively.

8.	Related Party Transactions

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

Jerry Murdock, a director of Quest Software, is a Managing Director and the co-founder of Insight Venture Partners and an investor in the Insight Funds. Vincent C. Smith, Quest’s Chairman of the Board and CEO, and Raymond J. Lane and Paul A. Sallaberry, directors of Quest Software, are passive limited partners in one or more of the Insight Funds. As a result of their interests in the Insight Funds, Messrs. Murdock, Smith, Lane and Sallaberry have interests in the Imceda and ScriptLogic transactions. We believe that the financial interests of Messrs. Smith, Lane and Sallaberry in these transactions are not material to them.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On March 17, 2004, we acquired Aelita. See Note 5 above. Certain venture capital funds associated with Insight Venture Partners (the “Insight Funds”) previously holding shares of Aelita’s preferred stock became entitled to receive (subject to claims against an indemnity escrow fund) approximately $47.6 million in cash in respect of those shares of preferred stock as a result of this acquisition.

In 2000, we received a note receivable with a face amount of $15.8 million from one of our then executive officers for the purchase of 339,200 shares of our common stock at a purchase price of $46.50 per share. The former officer granted Quest a security interest in the shares and also assigned, transferred, and pledged the shares to Quest in order to secure his obligations under the Note. The Company maintains physical possession of the certificates representing the shares purchased as collateral until payment of the principal and interest under the note is made. The former officer remained employed by Quest as of December 31, 2006. The maturity date of the note receivable is August 2007, when the principal amount and accrued interest become due and payable. The note receivable bears interest at 6.33% per annum. We intend to pursue collection. The note receivable was deemed to be a non-recourse obligation of the former officer for financial reporting purposes and as such we recorded the note as a reduction to shareholders’ equity in accordance with Emerging Issues Task Force Issue No. 85-1, Classifying Notes Received for Capital Stock, and recorded a corresponding credit to common stock. As part of our restatement, discussed in Note 2, we reduced the carrying value of the note receivable for interest income incorrectly recorded in other income (expense), net of $0.4 million and $1.0 million in 2000 and 2001, respectively, and we reclassified the face amount of the note to common stock on our accompanying consolidated balance sheet.

We believe that all of the transactions set forth above were made on terms no less favorable to us than could have been otherwise obtained from unaffiliated third parties.

9.	Obligation Under Repurchase Agreement

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

10.	Income Taxes

The provision for income taxes consists of the following for the years ended December 31 (in thousands):

	2006	2005	2004
Current:
Federal	$26,299	$22,203	$5,226
State	2,954	6,003	787
Foreign	6,556	4,058	7,165
Deferred:
Federal	(10,328)	2,047	(5,293)
State	(1,551)	(4,524)	(2,265)
Foreign	(7,260)	(2,530)	2,281

Total income tax provision	$16,670	$27,257	$7,901

The reconciliation of the U.S. federal statutory rate to the effective income tax rate for the years ended December 31, 2006, 2005 and 2004, is as follows:

	2006	2005	2004
Tax provision at U.S. federal statutory rates	35.0%	35.0%	35.0%
State taxes	3.1	2.9	0.5
Foreign taxes and foreign losses with tax benefit	(15.7)	(3.0)	(17.0)
Repatriation of foreign earnings	—	4.9	—
Research and development credits	(2.2)	(1.3)	(1.5)
In-process research and development	—	4.0	4.1
Other	1.8	3.1	(8.0)

	22.0%	45.6%	13.1%

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes as of December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005
Deferred tax assets:
Accounts receivable and sales returns reserves	$4,635	$3,061
Accrued liabilities	4,485	6,671
Foreign net operating loss carry-forwards	22,916	14,989
U.S. net operating loss carry-forwards	4,262	6,229
Stock compensation	22,654	30,707
Tax credits	17,486	15,978
Other	2,902	5,473

Total gross deferred assets	79,340	83,108
Deferred tax liabilities:
Intangibles	(12,832)	(20,389)
State taxes	(3,954)	(3,076)
Fixed assets	965	(4,792)

Total gross deferred liabilities	(15,821)	(28,257)
Valuation allowance	(20,040)	(15,881)

Net deferred income taxes	43,479	38,970
Less current portion	(9,800)	(12,295)

Non-current portion	$33,679	$26,675

At December 31, 2006, our valuation allowance was approximately $20.0 million on certain of our deferred tax assets. Based on the weight of available evidence, we believe that it is more likely than not that these deferred tax assets will not be realized. The change in valuation allowance primarily relates to an increase in foreign net operating losses.

At December 31, 2006, we have estimated net operating losses of approximately $4.6 million related to subsidiaries acquired during 2005. Additionally, we have certain federal net operating losses of approximately $5.3 million related to an acquired subsidiary that, as a result of federal consolidation rules, are not available to offset current or future income of our other U.S. entities. At December 31, 2006, we also had foreign net operating loss carry-forwards of approximately $66.9 million, which begin to expire in 2007. Approximately $18.9 million of the federal and foreign net operating loss carry-forwards were incurred by subsidiaries prior to the date of our acquisition of such subsidiaries. We established a valuation allowance of approximately $3.8 million at the date of acquisitions related to these subsidiaries. Accordingly, the tax benefits associated with the realization of such net operating losses will be credited to goodwill if realized.

At December 31, 2006 we had state tax credit carry-forwards of $8.8 million, which carry-forward indefinitely until utilized.

During the current year, we realized tax benefits of $4.7 million from the exercise of stock options. That amount was allocated and credited to the following items:

Shareholders’ equity	$707
Goodwill	689
Deferred income tax asset	3,107
Income tax provision	242

Total	$4,745

Income before income taxes consists of the following components (in thousands):

	2006	2005	2004
United States	$48,078	$38,514	$22,501
Foreign	27,577	21,199	37,651

Total	$75,655	$59,713	$60,152

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2006, we had not provided for U.S. income taxes or foreign withholding taxes on undistributed earnings from continuing operations of subsidiaries operating outside of the United States. Undistributed earnings of our foreign subsidiaries were approximately $101.1 million as of the year ended December 31, 2006. Such undistributed earnings are considered permanently reinvested.

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

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 defines a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for us in the first quarter of 2007. We are currently assessing the potential effect if any of implementing this standard.

11.	Employee Benefit Plans

Stock Option Plans

We have authorized the issuance of an aggregate of 38.5 million shares of common stock to employees, directors and consultants under the Quest Software, Inc. 1999 Stock Incentive Plan, as amended (the “1999 Plan”) and the Quest Software, Inc. 2001 Stock Incentive Plan (the “2001 Plan” and, together with the 1999 Plan, the “Plans”). Non-qualified stock options granted under the Plans generally have a 10-year life and vest ratably over a four to five year period, generally at the rate of 20% one year after the grant date and 10% semi-annually thereafter. The exercise price of all options granted under the Plans is to be established by the Plan Administrator. The Plan Administrator for the Plans is the Compensation Committee of the Board of Directors, with certain authority delegated to a secondary committee pursuant to the terms of the Plans. As of December 31, 2006, 5.4 million shares were available for grant under the Plans.

A summary of the activity of employee stock options during the year ended December 31, 2006, and details regarding the options outstanding and exercisable at December 31, 2006, are provided below:

	Number of Shares (in thousands)	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2005	25,773	$13.47
Granted (2)	564	$14.67
Exercised	(2,059)	$9.15
Canceled (2)	(2,730)	$12.64

Outstanding at December 31, 2006	21,548	$15.05	6.38	$47,927

Vested or expected to vest at December 31, 2006	20,262	$15.14	6.26	$46,345

Exercisable at December 31, 2006	13,657	$16.22	5.51	$34,014

(1)	These amounts represent the difference between the exercise price and $14.65, the closing price of Quest Software, Inc. stock on December 29, 2006 as reported on the NASDAQ National Market, for all in-the-money options outstanding.

(2)

Excludes the cancellation of options to Section 16 Insiders of the Company that were re-priced (re-granted) as part of our restatement. None of the re-priced options resulted in an incremental stock-based compensation charge as the

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amended exercise price was higher than the original exercise price on all re-granted options. See “Remedial Actions” in Note 2 for additional information.

The weighted-average fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $8.64, $8.21 and $7.32, respectively. The total intrinsic value of options exercised was $14.3 million, $25.9 million and $16.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. The total fair value of options vested during the years ended December 31, 2006, 2005 and 2004 was $34.0 million, $64.0 million and $58.6 million, respectively.

Because we announced our determination to restate our previously issued financial statements and have become delinquent in our periodic reporting obligations under the Securities Exchange Act of 1934, as amended, we determined that we could no longer rely upon the Registration Statements on Form S-8 previously filed with the U.S. Securities Exchange Commission to register the shares of our common stock issuable upon exercise of stock options granted under our various stock option plans. Accordingly, we took action to block exercises of all stock options based on our determination that doing so was necessary to prevent violations of applicable securities law and as a result employees separating from the Company were no longer able to exercise vested options that were in-the-money prior to expiration of the post-separation exercise period provided for by the various Company stock incentive plans. As a result, the Company’s Compensation Committee approved an arrangement whereby the post-separation exercise period would be suspended while the Company’s exercise block remained in effect. Once the exercise block is removed the affected employees would then have 30 days to exercise any vested options. As a result of this modification to extend the life of the affected options, in the fourth quarter of 2006 we recorded incremental stock-based compensation expense of $1.5 million.

Employee 401(k) Plan

We sponsor the Quest Software, Inc. 401(k) Plan (“401(k) Plan”) covering substantially all of our employees. As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from 1% to 100% of their annual compensation to the 401(k) Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. Participant contributions vest immediately, while discretionary matching contributions we make vest ratably over a three-year period. Our discretionary matching contributions to the 401(k) Plan totaled $1.9 million, $1.8 million and $1.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

12.	Other Income (Expense), Net

Other income (expense), net consists of the following for the years ended December 31 (in thousands):

	2006	2005	2004
Interest income	$11,162	$6,806	$7,339
Interest expense	(94)	(327)	(648)
Foreign currency gain (loss), net	4,387	(5,577)	3,356
Other expense, net (1)	(2,450)	(1,948)	(775)

Total other income (expense), net	$13,005	$(1,046)	$9,272

(1)	Other expense, net includes several other components, of which the majority relates to costs incurred with operating and maintaining our corporate aircraft which was sold in the fourth quarter of 2006. During 2006, we also included adjustments for the minority interest in Vizioncore’s net income (loss), which were not material during the year ended December 31, 2006.

13.	Commitments and Contingencies

We lease office facilities and certain equipment under various operating leases. A majority of these leases are non-cancelable and obligate us to pay costs of maintenance, utilities, and applicable taxes. The leases on most of the office facilities contain escalation clauses and renewal options. Rental expense is recorded on a straight-line basis over the life of the lease. Total rent expense was $14.8 million, $15.1 million and $15.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Minimum lease commitments under non-cancelable operating leases as of December 31, 2006 are as follows (in thousands):

Year ending December 31:
2007	$12,281
2008	8,389
2009	5,144
2010	3,092
2011	901
Thereafter	2,189

$31,996

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

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In the normal course of our business, we enter into certain types of agreements that require us to indemnify or guarantee the obligations of other parties. These commitments include (i) intellectual property indemnities to licensees of our software products, (ii) indemnities to certain lessors under office space leases for certain claims arising from our use or occupancy of the related premises, or for the obligations of our subsidiaries under leasing arrangements, (iii) indemnities to customers, vendors and service providers for claims based on negligence or willful misconduct of our employees and agents, (iv) indemnities to our directors and officers to the maximum extent permitted under applicable law, and (v) letters of credit and similar obligations as a form of credit support for our international subsidiaries and certain resellers. The terms and duration of these commitments varies and, in some cases, may be indefinite, and certain of these commitments do not limit the maximum amount of future payments we could become obligated to make there under; accordingly, our actual aggregate maximum exposure related to these types of commitments cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for obligations of this nature, and no liabilities have been recorded for these obligations in our financial statements included in this report, as the estimated fair value of these obligations as of December 31, 2006 was considered nominal.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Reportable segment data for the three years in the period ended December 31, 2006, is as follows (in thousands):

	Licenses	Services	Total
Year ended December 31, 2006:
Revenues	$290,247	$271,342	$561,589
Cost of revenues	21,502	49,773	71,275

Gross profit	$268,745	$221,569	$490,314

Year ended December 31, 2005:
Revenues	$256,131	$215,873	$472,004
Cost of revenues	16,481	38,381	54,862

Gross profit	$239,650	$177,492	$417,142

Year ended December 31, 2004:
Revenues	$224,647	$165,147	$389,794
Cost of revenues	12,864	30,530	43,394

Gross profit	$211,783	$134,617	$346,400

Revenues are attributed to geographic areas based on the location of the entity to which the products or services were delivered. Revenues and long-lived assets concerning principal geographic areas in which we operate are as follows (in thousands):

	United States	United Kingdom	Other International (2)	Total
Year ended December 31, 2006:
Revenues	$344,932	$70,007	$146,650	$561,589
Long-lived assets (1)	96,189	5,777	8,738	110,704
Year ended December 31, 2005:
Revenues	$297,211	$61,259	$113,534	$472,004
Long-lived assets (1)	125,660	2,607	7,142	135,409
Year ended December 31, 2004:
Revenues	$254,141	$52,452	$83,201	$389,794
Long-lived assets (1)	212,574	1,825	5,194	219,593

(1)	Excludes amortizing intangible assets, net, goodwill and deferred income taxes.

(2)	No single location within Other International accounts for greater than 10% of total revenues.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Subsequent Event

In August 2007 we acquired ScriptLogic Corporation (“ScriptLogic”), a privately held company that provides systems lifecycle management solutions for Windows-based networks, for purchase consideration of approximately $88.8 million. In connection with the acquisition, Quest also offered key members of the management team of ScriptLogic an opportunity to participate in a post-closing incentive bonus plan in an aggregate amount of up to $8.0 million payable over a four-year period (the “Incentive Plan”). A portion of the payments under the Incentive Plan will be based on the satisfaction of financial performance objectives along with continued employment and a portion of the payments will be based solely on continued employment. All bonus payments will be recorded as compensation expense in the periods such bonuses are earned. Of the cash amount paid at closing, $12.0 million was deposited in an escrow account to secure certain indemnification obligations of the selling shareholders. The acquisition will be accounted for as a purchase and the purchase price is expected to be allocated primarily to goodwill and other intangible assets. See Note 8 above.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Acquired Balances	Charges, Costs and Expenses	Additions/ Deductions	Balance at End of Period
	(In Thousands)
Year ended December 31, 2006:
Allowance for bad debt	$1,657	$10	$614	$(1,691)	$590
Allowance for sales returns and cancellations	$11,226	$82	$(865)	$(1,944)	$8,499
Year ended December 31, 2005:
Allowance for bad debt	$1,576	$—	$(265)	$346	$1,657
Allowance for sales returns and cancellations	$12,753	$249	$2,433	$(4,209)	$11,226
Year ended December 31, 2004:
Allowance for bad debt	$1,098	$—	$(239)	$717	$1,576
Allowance for sales returns and cancellations	$8,242	$820	$8,165	$(4,474)	$12,753

S-1

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1	Second Amended and Restated Articles of Incorporation. (1)

3.2	Certificate of Amendment of Articles of Incorporation of Quest Software, Inc. (2)

3.3	Bylaws of Quest Software, Inc. (3)

4.1	Form of Registrant’s Specimen Common Stock Certificate. (1)

10.1++	Registrant’s 1999 Stock Incentive Plan, as amended.

10.2	Form of Directors’ and Officers’ Indemnification Agreement. (1)

10.3++	Registrant’s 2001 Stock Incentive Plan, as Amended.

10.9++	Form of Stock Option Agreement used under the Registrant’s 1999 Stock Incentive Plan. (6)

10.10++	Form of Stock Option Agreement used under the Registrant’s 2001 Stock Incentive Plan. (4)

14.1	Code of Ethics. (5)

21.1	Subsidiaries of the Company.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to our Registration Statement on Form S-1 and all amendments thereto (File No. 333-80543).

(2)	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2005.

(3)	Incorporated herein by reference to our Current Report on Form 8-K filed November 7, 2007.

(4)	Incorporated herein by reference to our Registration Statement on Form S-8 (File No. 333-82784) filed on February 14, 2002.

(5)	Incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2003.

(6)	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2004.

++	Indicates a management contract or compensatory arrangement.