Form 10-Q
period 2007-03-31
QUEST SOFTWARE INC
filed 2007-12-31
CIK 1088033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes   ☐     No   ☒

The number of shares outstanding of the Registrant’s Common Stock, no par value, as of December 11, 2007, was 102,154,171.

QUEST SOFTWARE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

		Page Number
PART I. FINANCIAL INFORMATION

EXPLANATORY NOTE		2

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006	4

	Condensed Consolidated Income Statements for the Three Months Ended March 31, 2007 and 2006 (As Restated)*	5

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006 (As Restated)*	6

	Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2007 and 2006 (As Restated)*	7

	Notes to Condensed Consolidated Financial Statements (As Restated)*	8

	* The Condensed Consolidated (1) Income Statement, (2) Statement of Comprehensive Income and (3) Statement of Cash Flows for the three months ended March 31, 2006 have been restated as discussed in Note 2 of our Notes to Condensed Consolidated Financial Statements contained herein.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	40

Item 4.	Controls and Procedures	42

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	44

Item 6.	Exhibits	55

SIGNATURES		56

QUEST SOFTWARE, INC.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q of Quest Software, Inc. for the quarter ended March 31, 2007 reflects the restatement of our unaudited condensed consolidated financial statements for the three months ended March 31, 2006, and the notes related thereto.

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

As a result of the Special Committee’s investigation and management’s review of its findings we have determined that the accounting measurement dates for most of the stock option grants we awarded during the period from June 1998 to April 2002 were not determined in accordance with Generally Accepted Accounting Principles (“GAAP”). Accordingly we have applied revised measurement dates for financial accounting purposes to those option grants and corrected our accounting for such awards.

The Company determined revised accounting measurement dates for options to purchase approximately 21.8 million shares of Common Stock granted in 3,324 awards on 56 grant dates during the period from June 1998 to April 2002. The Company also determined revised accounting measurement dates for options to purchase 778,250 shares of Common Stock granted in 58 individual awards made after April 30, 2002 through December 2005. As a result, the Company recorded $137.7 million in additional stock-based compensation expense on a pre-tax basis for the years 1999 through 2005 and through the quarter ended March 31, 2006. The additional stock-based compensation expense is net of forfeitures related to employee terminations. To determine revised measurement dates, management evaluated all of the available evidence. For those grants where the revised measurement date could not be determined with certainty, management applied judgment to determine what it believes to be the most appropriate accounting measurement date in accordance with GAAP, and considered what different amounts of additional compensation expense that would have resulted had different dates been selected. For a discussion of the judgments underlying the revised measurement dates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this Report.

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

QUEST SOFTWARE, INC.

We also recorded approximately $5.3 million of pre-tax accounting adjustments for the years 1999 through 2005 and the quarter ended March 31, 2006 relating to stock option modifications, repricings of stock option grants and other errors in accounting for stock option transactions with our employees and consultants. The Company also determined that additional errors in its historical financial statements required correction as part of the restatement.

The cumulative effect of all adjustments for periods before 2006 is reflected as an adjustment to our accumulated deficit in the amount of $96.6 million, resulting in an accumulated deficit of $54.7 million at January 1, 2006. The after tax impact to net income for the three months ended March 31, 2006 was a $1.1 million benefit to net income.

For a detailed description of the restatement, see Note 2, “Restatement of Previously Issued Financial Statements” to the accompanying unaudited condensed consolidated financial statements and the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Item 2 of this Report.

Unless otherwise noted, all of the information in this Quarterly Report on Form 10-Q is as of March 31, 2007. This Report does not reflect any events that occurred after March 31, 2007 other than the Special Committee investigation, resulting restatements and related matters, and Note 11 “Subsequent Events” of our Notes to Condensed Consolidated Financial Statements.

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

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$326,792	$286,164
Short-term marketable securities	94,769	80,112
Accounts receivable, net of allowances of $7,188 at March 31, 2007 and $9,312 at December 31, 2006	87,513	132,983
Prepaid expenses and other current assets	14,205	14,899
Deferred income taxes	11,246	9,800

Total current assets	534,525	523,958
Property and equipment, net	74,525	75,817
Long-term marketable securities	22,947	23,884
Intangible assets, net	44,849	48,136
Goodwill	445,279	445,059
Deferred income taxes	36,954	33,679
Other assets	10,658	11,004

Total assets	$1,169,737	$1,161,537

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,436	$5,182
Accrued compensation	30,587	35,973
Other accrued expenses	30,100	35,949
Income taxes payable	5,316	27,832
Current portion of deferred revenue	174,049	177,372

Total current liabilities	246,488	282,308
Long-term liabilities:
Long-term portion of deferred revenue	57,486	58,187
Income taxes payable	27,159	—
Other long-term liabilities	2,297	2,129

Total long-term liabilities	86,942	60,316
Commitments and contingencies (Notes 6 and 9)
Shareholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value, 200,000 shares authorized; 101,819 shares issued and outstanding at March 31, 2007 and December 31, 2006	820,552	815,437
Retained earnings	16,516	4,293
Accumulated other comprehensive loss	(761)	(817)

Total shareholders’ equity	836,307	818,913

Total liabilities and shareholders’ equity	$1,169,737	$1,161,537

See accompanying Notes to Condensed Consolidated Financial Statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
		As Restated (1)
Revenues:
Licenses	$74,269	$66,478
Services	75,500	62,714

Total revenues	149,769	129,192
Cost of revenues:
Licenses	2,003	1,262
Services	12,981	11,471
Amortization of purchased technology	3,057	3,348

Total cost of revenues	18,041	16,081

Gross profit	131,728	113,111
Operating expenses:
Sales and marketing	63,235	59,545
Research and development	28,266	27,819
General and administrative	16,566	14,633
Amortization of other purchased intangible assets	1,541	2,133
In-process research and development	—	300

Total operating expenses	109,608	104,430

Income from operations	22,120	8,681
Other income, net	5,053	2,634

Income before income tax provision	27,173	11,315
Income tax provision	12,266	3,173

Net income	$14,907	$8,142

Net income per share:
Basic	$0.15	$0.08

Diluted	$0.14	$0.08

Weighted average shares:
Basic	101,819	100,424
Diluted	104,892	104,018

(1)	See Note 2 of our Notes to Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
		As Restated (1)
Cash flows from operating activities:
Net income	$14,907	$8,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,305	9,206
Compensation expense associated with stock option grants	5,115	7,986
Deferred income taxes	(4,688)	(16)
Excess tax benefit related to stock-based compensation	—	(3,992)
Provision for bad debts	(135)	(143)
In-process research and development	—	300
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	45,934	37,167
Prepaid expenses and other current assets	737	1,157
Other assets	363	204
Accounts payable	914	352
Accrued compensation	(5,521)	(5,143)
Other accrued expenses	(6,280)	(7,047)
Income taxes payable	1,912	(8,796)
Deferred revenue	(4,062)	(1,079)
Other liabilities	(71)	(32)

Net cash provided by operating activities	57,430	38,266
Cash flows from investing activities:
Purchases of property and equipment	(2,123)	(6,556)
Cash paid for acquisitions, net of cash acquired	(1,127)	(15,259)
Purchases of cost-method investments	—	(1,636)
Sales and maturities of marketable securities	(13,587)	935

Net cash used in investing activities	(16,837)	(22,516)
Cash flows from financing activities:
Repayment of capital lease obligations	(69)	(64)
Proceeds from the exercise of stock options	—	12,008
Excess tax benefit related to stock-based compensation	—	3,992

Net cash (used in) provided by financing activities	(69)	15,936
Effect of exchange rate changes on cash and cash equivalents	104	(708)

Net increase in cash and cash equivalents	40,628	30,978
Cash and cash equivalents, beginning of period	286,164	121,025

Cash and cash equivalents, end of period	$326,792	$152,003

Supplemental disclosures of consolidated cash flow information:
Cash paid for interest	$47	$18

Cash paid for income taxes	$15,046	$11,816

Supplemental schedule of non-cash investing and financing activities:
Unrealized gain (loss) on marketable securities	$56	$(168)

Capital lease additions	$132	$—

Unpaid purchases of property and equipment	$314	$—

(1)	See Note 2 of our Notes to Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
		As Restated (1)
Net income	$14,907	$8,142
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	56	(168)

Comprehensive income	$14,963	$7,974

(1)	See Note 2 of our Notes to Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

QUEST SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Basis of Presentation

Quest Software, Inc. (“Quest,” the “Company,” “we,” “us” or “our”) was incorporated in California in 1987 and is a leading developer and vendor of application, database and Windows management software products. We also provide consulting, training, and support services to our customers. Our accompanying unaudited condensed consolidated financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in Quest’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”). The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period.

Recently Issued Accounting Pronouncements

In June 2006 the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 on January 1, 2007. See Note 6 for more information about the impact of adoption of this guidance on our financial position, results of operations and cash flows.

In September 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. FSP No. AUG AIR-1 disallowed the use of the accrual method when accounting for planned major maintenance activities, thereby requiring the use of one of the other three approved methods under the AICPA Industry Audit Guide, Audits of Airlines. FSP No. AUG AIR-1 requires retrospective application for all financial statements presented and must be applied to financial statements filed with the Securities Exchange Commission (“SEC”) for fiscal years beginning after December 15, 2006, with early adoption permitted as of the beginning of a fiscal year. Effective fiscal year 2006, we adopted the direct expensing method which requires us to expense engine overhauls, as well as other major maintenance activities, as they were incurred. The adoption of the FSP was considered a change in accounting principle adopted by the FASB with retroactive application as described in SFAS No. 154, Accounting Changes and Error Corrections. As a result of early adoption, we reversed all engine overhaul accruals expensed in each of the appropriate periods from 2002 to the first quarter of 2006 and recorded engine overhaul expenses in the periods charges were incurred. Charges related to the planned major maintenance on our corporate aircraft were incurred in the third quarter of 2006 and the corporate aircraft was subsequently sold in the fourth quarter of 2006. The effect of adopting FSP No. AUG AIR-1 on our condensed consolidated financial statements for the periods presented in this Report was not material. See tables presented in Note 2.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, however, the FASB staff has proposed a one year deferral for the implementation of SFAS 157 for other nonfinancial assets and liabilities. We will adopt this statement effective January 1, 2008. We do not expect the standard to have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value, on an instrument-by-instrument basis. The fair value measurement election is irrevocable and requires that unrealized gains and losses are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt this statement effective January 1, 2008. We do not expect the standard to have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred;

•	Noncontrolling interests (formerly known as “minority interests” – see SFAS 160 discussion below) will be valued at fair value at the acquisition date;

•

Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, since we are a calendar year-end company we will continue to record and disclose business combinations following existing GAAP until January 1, 2009. We expect SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Like SFAS 141R discussed above, earlier adoption is prohibited. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS 160 on our consolidated financial position, results of operations and cash flows.

2. Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarter ended March 31, 2006, the Company’s management determined that incorrect measurement dates were used for financial accounting purposes for certain stock option grants made in prior periods and that other stock option and non-stock option related errors in its historical financial statements require correction, as described in more detail below. As a result, the condensed consolidated financial statements for the three months ended March 31, 2006 have been restated from the amounts previously reported to correct these errors. The after tax effect of all restatement adjustments amounted to a $1.1 million benefit to net income for the three months ended March 31, 2006.

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

The Special Committee performed a grant date by grant date analysis of approximately 38 option grant dates during the Pre-IPO Period, 36 option grant dates between the IPO and June 30, 2003 and all three annual grants from July 1, 2003 through December 2005 for compliance with APB No. 25. Where we determined that we did not complete the required granting actions by the original grant date, we used judgment to determine corrected accounting measurement dates for all awards included within the granting action on each grant date consistent with what the evidence suggested was our practice or process. If the revised measurement date was not the same date we used previously, we made accounting adjustments as required, which resulted in stock-based compensation and related tax effects when an option had intrinsic value on the revised measurement date.

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

A summary of incremental pre-tax stock-based compensation expense related to options awarded in each time period covering the period from June 1998 through March 31, 2006 (“restatement period”) resulting from a change in the accounting measurement date (in thousands), is as follows:

Time Period	Pre-Tax Stock-based Compensation Expense, Net of Forfeitures
Pre-IPO Period	$23,288
Initial Public Offering through April 30, 2002	114,140
After April 30, 2002	319

Cumulative effect for options vested through March 31, 2006	$137,747

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

Corrections to the measurement dates for option grants during the Pre-IPO Period resulted in the recording of additional pre-tax stock based compensation of $23.3 million, all of which was recorded prior to January 1, 2006.

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

Section 16 Insiders received stock options covering an aggregate of 2,904,950 shares of Common Stock in these grant events, which collectively resulted in $24.0 million of additional compensation expense over the restatement period. See the discussion under the heading “Remedial Actions” within the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for actions taken by the Company with respect to option awards to Section 16 Insiders. Employees other than Section 16 Insiders received options to purchase an aggregate of 8,350,349 shares in these grant events. Corrections to the measurement dates for all of the misdated grants during the period from September 1999 through April 2002 resulted in the recording of additional stock-based compensation expense of $114.1 million, of which $0.8 million was recorded in the three months ended March 31, 2006.

Post IPO Grants – May 1, 2002 through December 2005

The Special Committee performed a detailed review of all stock option grants awarded between May 1, 2002 and June 30, 2003 and all annual grants awarded between May 1, 2002 and December 2005. Measurement date exceptions were noted for 45 grants covering options to purchase 294,750 shares, for which an additional stock-based compensation expense of approximately $278,000 was recorded in periods prior to January 1, 2006. Based on the significant improvements in the Company’s stock option granting practices during this period, the Special Committee determined to conduct limited sampling and testing of new hire and merit stock option grants awarded after June 30, 2003. The Special Committee sampled 88 new hire and merit grants, covering 5,082,350 shares of Common Stock (61% of all shares covered by new hire and merit option grants). The remaining new hire and merit stock option grants occurring during the period from July 1, 2003 through December 31, 2005 were not individually reviewed and did not appear to have any unusual pricing or other characteristics indicating a need for full individual review. Sampling and other analysis indicated that these remaining grants consisted of new hire and merit grants to non-officer employees. Various tests were performed to determine whether these remaining grants had any unique pricing or other characteristics. None were identified, although measurement date exceptions were noted for 13 grants covering options to purchase 483,500 shares, for which an additional stock-based compensation expense of approximately $41,000 was recorded in periods prior to January 1, 2006. Given the immaterial number of shares and limited income statement impact, along with the absence of unique pricing or other characteristics, additional review procedures were not deemed necessary for these remaining grants occurring after June 30, 2003 and were therefore not applied.

Other Stock Option Related Adjustments

In addition to adjustments to our reported stock-based compensation expenses resulting from corrections to accounting measurement dates, the restatement also reflects stock-option related adjustments arising from a variety of other issues discovered during our investigation:

•

We recorded compensation expense as a result of modifications to stock options made or deemed to have been made to certain employees in connection with their termination of employment or extended leaves of absence. Typically such modifications related to, or resulted in, extensions of the time periods following cessation of service within which these employees could exercise vested stock options. We recorded incremental pre-tax stock-based compensation expense associated with such modifications in the aggregate amount of $2.0 million, of which approximately $41,000 was recorded in the three months ended March 31, 2006.

•

We identified certain stock option grants awarded to non-executive employees which were repriced or otherwise modified in circumstances which required variable accounting treatment. We also identified an option grant awarded to a non-employee consultant deemed to have been granted in exchange for services. We recorded incremental pre-tax stock-based compensation expense associated with these stock option awards in the aggregate amount of $4.3 million, all of which was recorded prior to January 1, 2006.

•

We determined that our accounting treatment for a restricted stock issuance in 2000 was incorrect. We issued 339,200 shares of common stock to an employee in connection with his initial employment with the Company as Vice President, Marketing, and accepted this employee’s secured promissory note in the principal amount of $15.8 million as payment of the purchase price for the shares. In June 2002, we determined that we should have treated the promissory note as a non-recourse obligation and, accordingly, treated the transaction as a stock option for financial reporting purposes. We also determined that we should not have accrued approximately $1.4 million of interest income on the promissory note that we accrued from 2000 through March 31, 2002 but deemed the error to be immaterial to our results of operations. We have recorded an adjustment to our beginning retained earnings balance as of January 1, 2006 to reverse the interest income previously recorded on this promissory note.

•

We incorrectly calculated the intrinsic value of unvested stock options assumed by the Company in connection with certain acquisition transactions. As a result, we have reduced the stock-based compensation expense resulting from the amounts of unearned compensation recorded in connection with those acquisitions in the aggregate amount of $2.5 million, of which approximately $0.2 million was recorded in the three months ended March 31, 2006.

•

We determined that volatility assumptions used previously to estimate the fair value of our stock option grants required correction. As a result, we revised our fair value estimates based on corrected volatility assumptions for the period beginning January 1, 2001 and ending December 31, 2005.

As a result of the errors in determining measurement dates, certain options were determined to have been granted at an exercise price below the fair market value of our stock on the actual grant date. The primary adverse tax consequences are: (1) that the re-measured options vesting after December 31, 2004 are potentially subject to option holder excise tax under Section 409A of the Internal Revenue Code (and, as applicable, similar excise taxes under state law) and (2) certain incentive stock options previously granted, could be deemed granted at below market value producing incremental payroll tax liabilities. As a result, the Company recorded approximately $0.3 million in liabilities during the three months ended March 31, 2006, related to the anticipated settlement by the Company of payroll and excise taxes on behalf of the Company’s employees for options that were exercised during 2006.

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

Non-Stock Option Related Adjustments

The Company has determined that additional errors in its historical financials statements require correction in this restatement. Many of these errors were identified by the Company or its auditors in connection with the restatement related procedures. Other adjustments include items identified in prior periods, but deemed not to be material to the Company’s results of operations, and are included in this restatement. A summary of the impact of these adjustments to pre-tax income for the three months ended March 31, 2006 (in thousands), is as follows:

(Increase) Decrease in Pre-Tax Income
Category	Three Months Ended March 31, 2006
Revenue Adjustments
Financial system programming error	$152
Incorrect interpretation of complex orders	(2,338)
Inconsistent application of Company policies	(52)
Other	565

Total revenue adjustments	(1,673)
Operating Expense Adjustments
Incorrect application of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets	(103)
Impact on expense from incorrect interpretation of complex orders	412
Other	(237)

Total operating expense adjustments	72
Other Income (Expense), Net Adjustment
Other	64

Net increase in pre-tax income	$(1,537)

Revenue Adjustments

Based upon a review of more than 100,000 software license and services transactions over the restatement period, the Company identified several instances where previously reported revenues were required to be corrected and recognized across various reporting periods. There were several categories of revenue adjustments, but most were attributable to the following three categories of errors:

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

In addition to the revenue items covered specifically above, there were several additional adjustments also included in these restatement items that were grouped into the “other” category given their minimal individual impact. Many of these adjustments include certain errors that were not previously recorded because in each case, and in the aggregate, the underlying errors were not considered by management to be material to our consolidated financial statements.

Operating Expenses and Other Income (Expense), Net Adjustments

The Company also identified several instances where previously reported operating expenses or other income (expense), net items were required to be corrected and recognized across various reporting periods.

One of these items related to an incorrect application of SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” where we performed our impairment analysis of acquired technology at the acquisition level as opposed to a product-by-product level approach, which resulted in an understatement of intangibles amortization expense related to acquired assets in the period that the impairment occurred and a corresponding overstatement of the related expense over that asset’s remaining estimated useful life.

In addition to the operating expense item covered specifically above, there were several additional adjustments also included in these restatement items that were grouped into the “other” categories given their minimal individual impact. Many of these adjustments include certain errors that were not previously recorded because in each case, and in the aggregate, the underlying errors were not considered by management to be material to our consolidated financial statements.

All the items identified above generally affect the timing pattern of revenue, expense and income recognition. As such, they do not generally change the cumulative revenues, expenses, pre-tax operating income, liquidity or cash flow of the Company.

Impact of Errors on Previously Issued Consolidated Financial Statements

As a result of the findings of the Special Committee’s investigation with respect to employee stock options and the other adjustments described in this footnote, our condensed consolidated financial statements for the three months ended March 31, 2006 have been restated. We recorded additional stock-based compensation expense and other accounting adjustments, and related tax adjustments, affecting our previously-reported financial statements for 1999 through 2005, the effects of which are summarized below in cumulative effect on our January 1, 2006 opening accumulated deficit.

The financial information presented in this Report has been adjusted to reflect the incremental impact of the foregoing restatement adjustments on our results of operations for the three months ended March 31, 2006, as follows (in thousands):

Summary of Impact of Restatement Adjustments

	(Increase) Decrease in Pre-Tax Income			Tax Effect of Adjustments
Quarter Ended	Stock Option Related Adjustments (1)	Other Adjustments (2)	Total Adjustments, Pre-Tax	Option Related Payroll Tax Adjustments (3)	Income Tax Effect of All Adjustments	Total Adjustments, Net of Tax
Cumulative effect on our January 1, 2006 opening retained earnings	$142,283	$8,264	$150,547	$1,905	$(55,236)	$97,216	(4)
March 31, 2006	699	(1,537)	(838)	341	(593)	(1,090)

Total	$142,982	$6,727	$149,709	$2,246	$(55,829)	$96,126

(1)	Comprised of $137.7 million of stock-based compensation expense adjustments arising from measurement date corrections and $5.3 million of other stock option related adjustments.

(2)	Other non-stock option related adjustments to revenue, operating expenses, and other income (expense), net.

(3)	Relates to potential payroll tax liabilities for incentive stock options deemed to be granted at below market value and is included with the appropriate compensation expense.

(4)	The cumulative effect does not include the cumulative impact of the retrospective adoption of a change in accounting for planned major maintenance activities on our corporate aircraft of $0.6 million.

The following tables present the impact of the Restatement on the Company’s previously issued condensed consolidated income statements, statement of cash flows and statements of comprehensive income for the three months ended March 31, 2006:

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

	Three Months Ended March 31, 2006
	As Previously Reported	Adjustments			As Restated
Revenues:
Licenses	$63,680	$2,798	$—		$66,478
Services	63,839	(1,125)	—		62,714

Total revenues	127,519	1,673	—		129,192
Cost of revenues:
Licenses	1,262	—	—		1,262
Services (1)	11,458	13	—		11,471
Amortization of purchased technology	3,451	(103)	—		3,348

Total cost of revenues	16,171	(90)	—		16,081

Gross profit	111,348	1,763	—		113,111
Operating expenses:
Sales and marketing (1)	58,949	596	—		59,545
Research and development (1)	27,406	413	—		27,819
General and administrative (1)	14,440	193	—		14,633
Amortization of other purchased intangible assets	2,133	—	—		2,133
In-process research and development	300	—	—		300

Total operating expenses	103,228	1,202	—		104,430

Income from operations	8,120	561	—		8,681
Other income, net	2,284	(63)	413	(2)	2,634

Income before income tax provision	10,404	498	413		11,315
Income tax provision	3,765	(592)	—		3,173

Net income	$6,639	$1,090	$413		$8,142

Basic net income per share	$0.07	$0.01	$—		$0.08

Diluted net income per share	$0.06	$0.02	$—		$0.08

Weighted-average shares:
Basic	100,424	—	—		100,424
Diluted	103,755	263	—		104,018
(1) Stock-Based Compensation and Related Payroll Taxes:
Cost of licenses	$2	$—	$—		$2
Cost of services	338	6	—		344
Sales and marketing	3,149	337	—		3,486
Research and development	2,505	413	—		2,918
General and administrative	1,628	284	—		1,912

Total stock-based compensation and related payroll taxes	$7,622	$1,040	$—		$8,662

(2)	Represents adjustments related to the retrospective adoption of a change in accounting for planned major maintenance activities on our corporate aircraft. See Note 1 above.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31, 2006
	As Previously Reported	Adjustments				As Restated
Cash flows from operating activities:
Net income	$6,639	$1,090	(1-3)	$413	(4)	$8,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,394	(188	) (2)	—		9,206
Compensation expense associated with stock option grants	7,287	699	(1)	—		7,986
Deferred income taxes	(16)	—		—		(16)
Excess tax benefit related to stock-based compensation	(2,349)	(1,643	) (3)	—		(3,992)
Provision for bad debts	(146)	3	(2)	—		(143)
In-process research and development	300	—		—		300
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	40,007	(2,840	) (2)	—		37,167
Prepaid expenses and other current assets	1,107	50	(2)	—		1,157
Other assets	204	—		—		204
Accounts payable	352	—		—		352
Accrued compensation	(5,997)	854	(2)	—		(5,143)
Other accrued expenses	(6,711)	77	(2)	(413	) (4)	(7,047)
Income taxes payable	(8,204)	(592	) (3)	—		(8,796)
Deferred revenue	(2,228)	1,149	(2)	—		(1,079)
Other liabilities	(32)	—		—		(32)

Net cash provided by operating activities	39,607	(1,341)		—		38,266
Cash flows from investing activities:
Purchases of property and equipment, net	(6,254)	(302	) (2)	—		(6,556)
Cash paid for acquisitions, net of cash acquired	(15,259)	—		—		(15,259)
Purchases of cost method investments	(1,636)	—		—		(1,636)
Sales and maturities of marketable securities	935	—		—		935

Net cash used in investing activities	(22,214)	(302)		—		(22,516)
Cash flows from financing activities:
Repayment of capital lease obligations	(64)	—		—		(64)
Proceeds from the exercise of stock options	12,008	—		—		12,008
Excess tax benefit related to stock-based compensation	2,349	1,643	(3)	—		3,992

Net cash provided by financing activities	14,293	1,643		—		15,936
Effect of exchange rate changes on cash and cash equivalents	(708)	—		—		(708)

Net increase in cash and cash equivalents	30,978	—		—		30,978
Cash and cash equivalents, beginning of period	121,025	—		—		121,025

Cash and cash equivalents, end of period	$152,003	$—		$—		$152,003

Supplemental disclosures of consolidated cash flow information:

Cash paid for interest	$18	$—		$—		$18

Cash paid for income taxes	$11,816	$—		$—		$11,816

Supplemental schedule of non-cash investing and financing activities:
Unrealized loss on marketable securities	$168	$—		$—		$168

(1)	Stock option related adjustments.

(2)	Other non-stock option related adjustments.

(3)	Tax effect of all restatement adjustments.

(4)	Represents adjustments related to the retrospective adoption of a change in accounting for planned major maintenance activities on our corporate aircraft. See Note 1 above.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2006
	As Previously Reported	Adjustments		As Restated
		(1)	(2)
Comprehensive income	$6,471	$1,090	$413	$7,974

(1)	Represents adjustments related to our restatement as described throughout Note 2.

(2)	Represents adjustments related to the retrospective adoption of a change in accounting for planned major maintenance activities on our corporate aircraft. See Note 1 of our Notes to Condensed Consolidated Financial Statements.

3. Stock-Based Compensation

We have authorized the issuance of an aggregate of 38.5 million shares of common stock to employees, directors and consultants under the Quest Software, Inc. 1999 Stock Incentive Plan, as amended (the “1999 Plan”) and the Quest Software, Inc. 2001 Stock Incentive Plan (the “2001 Plan” and, together with the 1999 Plan, the “Plans”). Non-qualified stock options granted under the Plans generally have a 10-year life and vest ratably over a four to five year period, generally at the rate of 20% one year after the grant date and 10% semi-annually thereafter. The exercise price of all options granted under the Plans is to be established by the Plan Administrator; provided, however, that the Plans were amended in November 2007 to require that the exercise price of stock options shall not be less than the market value of our common stock on the date of grant. The Plan Administrator for the Plans is the Compensation Committee of the Board of Directors, with certain authority delegated to a secondary committee pursuant to the terms of Plans. As of March 31, 2007, 5.3 million shares were available for grant under the Plans. No options were granted or exercised during the three months ended March 31, 2007.

We account for stock-based compensation awards in accordance with the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, which requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period. We recognized stock-based compensation expense, including the impact of related payroll taxes, of $5.2 million, or $2.8 million net of tax, in our condensed consolidated income statements for the three months ended March 31, 2007 as compared to compensation expense of $8.7 million, or $6.2 million net of tax, for the three months ended March 31, 2006. The decrease in stock-based compensation expense is primarily due to the fact that no options have been granted since September 2006.

The following table presents the income statement classification of stock-based compensation expense, including the impact of related payroll taxes, for the three months ended March 31, 2007 and 2006 (in thousands, except per share data):

	Three Months Ended March 31,
	2007	2006
Cost of licenses	$2	$2
Cost of services	263	344
Sales and marketing	2,091	3,486
Research and development	1,911	2,918
General and administrative	911	1,912

Reduction of income from operations and income before income tax provision	5,178	8,662
Income tax effect using the effective tax rate for each period	2,335	2,430

Reduction of net income	$2,843	$6,232

Reduction of net income per share:
Basic	$0.03	$0.06

Diluted	$0.03	$0.06

As of March 31, 2007, total unrecognized stock-based compensation cost related to unvested stock options was $43.3 million, which is expected to be recognized over a weighted-average period of 2.8 years.

4. Goodwill and Intangible Assets, Net

Intangible assets, net are comprised of the following (in thousands):

	March 31, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$96,346	$(66,348)	$29,998	$95,351	$(63,291)	$32,060
Customer lists	21,436	(14,145)	7,291	21,411	(13,677)	7,734
Existing maintenance contracts	4,020	(2,176)	1,844	4,020	(1,981)	2,039
Non-compete agreement	10,506	(7,517)	2,989	10,215	(6,908)	3,307
Trademarks	5,970	(3,243)	2,727	5,970	(2,974)	2,996

	$138,278	$(93,429)	$44,849	$136,967	$(88,831)	$48,136

Amortization expense for intangible assets was $4.6 million and $5.5 million for the three months ended March 31, 2007 and 2006, respectively. Estimated annual amortization expense related to intangible assets reflected on our March 31, 2007 balance sheet is as follows (in thousands):

Estimated Annual Amortization Expense
2007 (remaining 3 quarters)	$13,848
2008	15,608
2009	9,165
2010	4,386
2011 and thereafter	1,842

$44,849

All intangible assets reflected on our March 31, 2007 balance sheet are expected to be fully amortized by the end of 2012.

The changes in the carrying amount of goodwill by reportable operating segment for the three months ended March 31, 2007 are as follows (in thousands):

	Licenses	Services	Total
Balance as of December 31, 2006	$345,218	$99,841	$445,059
Acquisition	132	88	220

Balance as of March 31, 2007	$345,350	$99,929	$445,279

5. Other Income, Net

Other income, net consists of the following (in thousands):

	Three Months Ended March 31,
	2007	2006
Interest income	$4,459	$2,167
Interest expense	(22)	(50)
Foreign currency gain, net	304	1,264
Other (1)	312	(747)

Total	$5,053	$2,634

(1)	The “other” category includes several other components, of which the majority in 2006 relates to costs incurred with operating and maintaining our corporate aircraft (which was sold in November 2006). Adjustments for the minority interest in Vizioncore’s net income (loss), which was not material during the three months ended March 31, 2007 or 2006, are also included in this “other” category.

6. Income Tax Provision

Effective Tax Rate. During the three months ended March 31, 2007, the provision for income taxes increased to $12.3 million from $3.2 million in the comparable period of 2006, representing an increase of $9.1 million. The effective income tax rate for the three months ended March 31, 2007 was approximately 45.1% compared to 28.0% in the comparable period of 2006. The increase in our effective tax rate for the quarter is substantially due to the mix of income between high and low tax jurisdictions, the impact of net operating losses and associated valuation allowances in certain foreign jurisdictions (as assessed under FIN No. 18, “Accounting for Income Taxes in Interim Periods”) and the inclusion of interest expense related to prior period unrecognized tax benefits (as assessed under FIN 48).

Adoption of FASB Interpretation No. 48. Effective January 1, 2007, we adopted FIN 48. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. At January 1, 2007, the balance of gross unrecognized tax benefits was $29.0 million, of which approximately $21.0 million would impact the effective tax rate if recognized. The cumulative effects of applying this interpretation have been recorded as a decrease of $2.7 million to retained earnings, an increase of $5.0 million to net deferred income tax assets and an increase of $7.7 million to income taxes payable as of January 1, 2007.

In conjunction with the adoption of FIN 48, we have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. Penalties and tax-related interest expense are reported as a component of our income tax provision. As of March 31 and January 1, 2007, the total amount of accrued income tax-related interest and penalties included in the Condensed Consolidated Balance Sheets was approximately $1.9 million and $1.5 million, respectively.

As of March 31, 2007, we are no longer subject to U.S. federal tax audits for years through December 31, 2002. We were also subject to examination in various state and foreign jurisdictions for the 1997-2006 tax years. We are currently under examination by the Internal Revenue Service for the 2004 tax year and the French Tax Authority for the 2001-2004 tax years.

We believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. However, due to the risk that audit outcomes and the timing of audit settlements are subject to significant uncertainty and as we continue to evaluate such uncertainties in light of current facts and circumstances, our current estimate of the total amounts of unrecognized tax benefits could increase or decrease for all open tax years. As of the date of this report, we do not anticipate that there will be any material change in the unrecognized tax benefits within the next twelve months.

7. Net Income Per Share

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

The table below sets forth the reconciliation of the denominator of the earnings per share calculation (in thousands):

	Three Months Ended March 31,
	2007	2006
Shares used in computing basic net income per share	101,819	100,424
Dilutive effect of stock options (1)	3,073	3,594

Shares used in computing diluted net income per share	104,892	104,018

(1)	Options to purchase 9.6 million and 9.8 million shares of common stock were outstanding during the three months ended March 31, 2007 and 2006, respectively, but were not included in the computation of net income per share as inclusion would have been anti-dilutive.

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

Reportable segment data is as follows (in thousands):

	Licenses	Services	Total
Three months ended March 31, 2007
Revenues	$74,269	$75,500	$149,769
Cost of Revenues	5,060	12,981	18,041

Gross profit	$69,209	$62,519	$131,728

Three months ended March 31, 2006
Revenues	$66,478	$62,714	$129,192
Cost of Revenues	4,610	11,471	16,081

Gross profit	$61,868	$51,243	$113,111

Revenues are attributed to geographic areas based on the location of the entity to which the products or services were delivered. Revenues and long-lived assets concerning principal geographic areas in which we operate are as follows (in thousands):

	United States	United Kingdom	Other International (2)	Total
Three months ended March 31, 2007:
Revenues	$89,297	$20,052	$40,420	$149,769
Long-lived assets (1)	$69,817	$5,234	$10,132	$85,183
Three months ended March 31, 2006:
Revenues	$80,046	$15,984	$33,162	$129,192
Long-lived assets (1)	$80,443	$5,482	$7,322	$93,247

(1)	Consists of property and equipment, net and other assets.

(2)	No single country within Other International accounts for greater than 10% of total revenues.

9. Commitments and Contingencies

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

In October 2006 a purported shareholder class action was filed in the United States District Court for the Central District of California against Quest Software and certain of its current or former officers and directors, entitled Middlesex Retirement System v. Quest Software, Inc., et al. (Case No. CV06-6863 DOC (RNBx)) (the “Options Class Action”). The essence of the plaintiff’s allegations in the Options Class Action is that the Company improperly backdated stock options, resulting in false or misleading disclosures concerning, among other things, Quest Software’s financial condition. Plaintiffs also allege that the individual defendants sold Quest Software stock while in possession of material nonpublic information, and that the defendants’ conduct caused damages to the putative plaintiff class. The plaintiff asserts claims under Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In January 2007, the Court appointed Middlesex Retirement System as lead class plaintiff and entered a stipulated order establishing a pleading schedule for the plaintiff’s first amended complaint and the defendants’ response thereto. The first amended class action complaint was filed with the Court in March 2007. In October 2007, the Court issued its order on the Company’s motion to dismiss the amended class action complaint. The Court dismissed the plaintiff’s claims under Section 10(b) with respect to Michael Lambert, the Company’s former Chief Financial Officer, and the plaintiff’s claims under Section 20(a) with respect to the Company and to Doug Garn, the Company’s President, which claims have been dismissed without prejudice. The Court also held in abeyance the plaintiff’s claims under Section 20A pending plaintiff’s filing of an amended complaint. Otherwise, the Court denied the Company’s motion to dismiss as it related to the Company and other individual defendants. The Company and the individual defendants have filed a motion with the U.S. District Court requesting certification of the Court’s order for interlocutory appellate review. The Company intends to defend the Options Class Action vigorously.

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

Initial Public Offering Securities Litigation. In November 2001, the Company, three of its current and former officers (“Individual Defendants”) and the underwriters in the Company’s initial public offering (“IPO”) were named as defendants in a consolidated shareholder lawsuit in the United States District Court for the Southern District of New York. This case is one of a number of actions coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92. Plaintiffs in the coordinated proceeding have brought claims under the federal securities laws against approximately 300 companies, underwriters, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the companies’ IPOs from late 1998 through 2000. The amended complaint in the Company’s case seeks unspecified damages on behalf of a purported class of purchasers of its common stock between August 13, 1999 and December 6, 2000. Pursuant to a tolling agreement, the Court dismissed the Individual Defendants without prejudice. In February 2003, the Court denied the Company’s motion to dismiss the claims against it. The issuer defendants and plaintiffs negotiated a stipulation of settlement for the claims against the issuer defendants, including the Company, which was submitted to the Court for approval in June 2004 and preliminarily approved in August 2005. In December 2006, the Court of Appeals for the Second Circuit overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. Because class certification was a condition of the settlement, it became unlikely that the settlement would receive final court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement.

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

Acquisitions. The Company has entered into escrow agreements with acquired companies to satisfy certain indemnification obligations of selling shareholders. Certain of these escrow agreements designate Quest as the holder of the escrow money. As of March 31, 2007, we hold approximately $0.7 million in cash related to these agreements, all of which is included in cash and cash equivalents.

General. The Company and its subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business.

In the normal course of our business, we enter into certain types of agreements that require us to indemnify or guarantee the obligations of other parties. These commitments include (i) intellectual property indemnities to licensees of our software products, (ii) indemnities to certain lessors under office space leases for certain claims arising from our use or occupancy of the related premises, or for the obligations of our subsidiaries under leasing arrangements, (iii) indemnities to customers, vendors and service providers for claims based on negligence or willful misconduct of our employees and agents, (iv) indemnities to our directors and officers to the maximum extent permitted under applicable law, and (v) letters of credit and similar obligations as a form of credit support for our international subsidiaries and certain resellers. The terms and duration of these commitments varies and, in some cases, may be indefinite, and certain of these commitments do not limit the maximum amount of future payments we could become obligated to make thereunder; accordingly, our actual aggregate maximum exposure related to these types of commitments cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for obligations of this nature, and no liabilities have been recorded for these obligations in our financial statements included in this report, as the estimated fair value of these obligations as of March 31, 2007 was considered nominal.

10.	Related Party Transactions

In 2000, we received a note receivable with a face amount of $15.8 million from one of our then executive officers for the purchase of 339,200 shares of our common stock at a purchase price of $46.50 per share. The officer granted Quest a security interest in the shares and also assigned, transferred, and pledged the shares to Quest in order to secure his obligations under the Note. The Company maintains physical possession of the certificates representing the shares purchased as collateral until payment of the principal and interest under the note is made. The former officer remained employed by Quest as of March 31, 2007. The maturity date of the note receivable was August 2007, when the principal amount and accrued interest became due and payable. The note receivable bears interest at 6.33% per annum. We are pursuing collection. The note receivable is deemed to be a non-recourse obligation of the former officer for financial reporting purposes as such we recorded the note as a reduction to shareholders’ equity in accordance with Emerging Issues Task Force Issue No. 85-1, Classifying Notes Received for Capital Stock, and recorded a corresponding credit to common stock. As part of our restatement, discussed in Note 2, we reduced the carrying value of the note receivable for interest income incorrectly recorded in other income (expense), net of $0.4 million and $1.0 million in 2000 and 2001, respectively, and we reclassified the face amount of the note to common stock on our accompanying condensed consolidated balance sheet.

11.	Subsequent Events

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

Jerry Murdock, a director of Quest Software, is a Managing Director and the co-founder of Insight Venture Partners and an investor in the Insight Funds. Vincent Smith, Quest’s Chairman of the Board and CEO, and Raymond Lane and Paul Sallaberry, directors of Quest Software, are passive limited partners in one or more of the Insight Funds. As a result of their interests in the Insight Funds, Messrs. Murdock, Smith, Lane and Sallaberry have interests in the ScriptLogic transaction. We believe that the financial interests of Messrs. Smith, Lane and Sallaberry in this transaction are not material to them.

We believe that the related party transaction set forth above was made on terms no less favorable to us than could have been otherwise obtained from unaffiliated third parties.

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

Numerous important factors, risks and uncertainties affect our operations and could cause actual results to differ materially from those expressed or implied by these or any other forward-looking statements made by us or on our behalf. Readers are urged to carefully review and consider the various disclosures described under Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006, and in other filings with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management’s opinions only as of the date thereof. We do not assume any obligation to revise or update forward-looking statements. Finally, our historic results should not be viewed as indicative of future performance.

Restatement

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarter ended March 31, 2006, the Company’s management determined that incorrect measurement dates were used for financial accounting purposes for certain stock option grants made in prior periods and that other stock option and non-stock option related errors in its historical financial statements require correction, as described in more detail below. As a result, the condensed consolidated financial statements for the three months ended March 31, 2006 have been restated from the amounts previously reported to correct these errors. The after tax effect of all restatement adjustments amounted to a $1.1 million benefit to net income for the three months ended March 31, 2006.

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

Historical Stock Option Granting Practices

Prior to January 1, 2006, we accounted for our stock option grants under Accounting Principles Board Opinion No. 25 (“APB No. 25”) and had provided the required disclosures pursuant to the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). On January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”), under the modified prospective method. For the accounting measurement date revisions made, we revised the historical pro forma footnote disclosures in accordance with SFAS 123. Additionally, we restated our condensed consolidated financial statements for the three months ended March 31, 2006 to reflect the impact of revised measurement dates on compensation expense recognized in accordance with SFAS 123R.

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

In August 2003, the Board of Directors established a Secondary Committee under the terms of our 1999 Stock Incentive Plan and 2001 Stock Incentive Plan, consisting of Vincent C. Smith, our Chairman of the Board and Chief Executive Officer, and delegated authority to the Secondary Committee to approve awards of stock options to employees within specific parameters. The delegation provided authority to grant up to 50,000 options to any employee in connection with his or her hiring into the Company, and up to 20,000 options to existing employees; provided, however, than no authority was delegated with respect to option grants to officers or directors of the Company. Compensation Committee approval continued to be a required granting action for all stock option grants outside of the parameters of the delegated authority. For grants outside the scope of delegated of authority, the Compensation Committee approved such grants at a meeting or by unanimous written consent form.

Prior to the restatement discussed below, we used the originally stated grant dates as set forth above as the measurement date for financial accounting purposes. Accordingly, in each case the exercise price was determined to be equal to the closing stock price of our Common Stock as reported by Nasdaq on that date, other than a limited number of grants for which we intentionally awarded discounted option grants. Other than compensation expense associated with those discounted option grants, we did not record stock-based compensation expense in connection with our stock option grants. In the restatement, we revised the accounting measurement dates for many grants and recorded stock-based compensation expense when the revised measurement date resulted in intrinsic value.

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

The Special Committee performed a grant date by grant date analysis of approximately 38 option grant dates during the Pre-IPO Period, 36 option grant dates between the IPO and June 30, 2003 and all three annual grants from July 1, 2003 through December 2005 for compliance with APB No. 25. Where we determined that we did not complete the required granting actions by the original grant date, we used judgment to determine corrected accounting measurement dates for all awards included within the granting action on each grant date consistent with what the evidence suggested was our practice or process. If the revised measurement date was not the same date we used previously, we made accounting adjustments as required, which resulted in stock-based compensation and related tax effects when an option had intrinsic value on the revised measurement date.

The documents and information considered in connection with the measurement date adjustments that we have made included, but was not limited to:

•	minutes of Board of Directors and Compensation Committee meetings;

•	actions by unanimous written consent signed by directors, together with evidence relating to the date such consents were requested and/or signed and returned;

•	information contained in employee personnel files;

•	electronic mail messages and other electronic files retrieved from our computer system and in back up media;

•	information concerning the date or dates on which a stock option was entered into our stock option tracking system, Equity Edge;

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

The Special Committee determined that both current and former senior management contributed to the Company’s lack of controls and inappropriate grant practices. Specifically, the Special Committee determined that two former Chief Financial Officers and a former Corporate Controller failed to perform the responsibilities of their positions. One former Chief Financial Officer resigned from the Company for unrelated reasons in January 2001. The other Chief Financial Officer resigned from the Company on November 18, 2006, after declining to be interviewed by the Special Committee. The Corporate Controller was reassigned from his accounting management role in October 2006.

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

A summary of incremental pre-tax stock-based compensation expense related to options awarded in each time period covering the period from June 1998 through March 31, 2006 (“restatement period”) resulting from a change in the accounting measurement date (in thousands), is as follows:

Time Period	Pre-Tax Stock-based Compensation Expense, Net of Forfeitures
Pre-IPO Period	$23,288
Initial Public Offering through April 30, 2002	114,140
After April 30, 2002	319

Cumulative effect for options vested through March 31, 2006	$137,747

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

Corrections to the measurement dates for option grants during the Pre-IPO Period resulted in the recording of additional pre-tax stock based compensation of $23.3 million, all of which was recorded prior to January 1, 2006.

Post IPO Grants–September 1999 through April 2002

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

Section 16 Insiders received stock options covering an aggregate of 2,904,950 shares of Common Stock in these grant events, which collectively resulted in $24.0 million of additional compensation expense over the restatement period. See the discussion under the heading “Remedial Actions” below with respect to actions taken by the Company with respect to option awards to Section 16 Insiders. Employees other than Section 16 Insiders received options to purchase an aggregate of 8,350,349 shares in these grant events. Corrections to the measurement dates for all of the misdated grants during the period from September 1999 through April 2002 resulted in the recording of additional stock-based compensation expense of $114.1 million, of which $0.8 million was recorded in the three months ended March 31, 2006.

Post IPO Grants – May 1, 2002 through December 2005

The Special Committee performed a detailed review of all stock option grants awarded between May 1, 2002 and June 30, 2003 and all annual grants awarded between May 1, 2002 and December 2005. Measurement date exceptions were noted for 45 grants covering options to purchase 294,750 shares, for which an additional stock-based compensation expense of approximately $278,000 was recorded in periods prior to January 1, 2006. Based on the significant improvements in the Company’s stock option granting practices during this period, the Special Committee determined to conduct limited sampling and testing of new hire and merit stock option grants awarded after June 30, 2003. The Special Committee sampled 88 new hire and merit grants, covering 5,082,350 shares of Common Stock (61% of all shares covered by new hire and merit option grants). The remaining new hire and merit stock option grants occurring during the period from July 1, 2003 through December 31, 2005 were not individually reviewed and did not appear to have any unusual pricing or other characteristics indicating a need for full individual review. Sampling and other analysis indicated that these remaining grants consisted of new hire and merit grants to non-officer employees. Various tests were performed to determine whether these remaining grants had any unique pricing or other characteristics. None were identified, although measurement dates exceptions were noted for 13 grants covering options to purchase 483,500 shares, for which an additional stock-based compensation expense of approximately $41,000 was recorded in periods prior to January 1, 2006. Given the immaterial number of shares and limited income statement impact, along with the absence of unique pricing or other characteristics, additional review procedures were not deemed necessary for these remaining grants occurring after June 30, 2003 and were therefore not applied.

Other Stock Option Related Adjustments

In addition to adjustments to our reported stock-based compensation expenses resulting from corrections to accounting measurement dates, the restatement also reflects stock-option related adjustments arising from a variety of other issues discovered during our investigation:

•

We recorded compensation expense as a result of modifications to stock options made or deemed to have been made to certain employees in connection with their termination of employment or extended leaves of absence. Typically such modifications related to, or resulted in, extensions of the time periods following cessation of service within which these employees could exercise vested stock options. We recorded incremental pre-tax stock-based compensation expense associated with such modifications in the aggregate amount of $2.0 million, of which approximately $41,000 was recorded in the three months ended March 31, 2006.

•

We identified certain stock option grants awarded to non-executive employees which were repriced or otherwise modified in circumstances which required variable accounting treatment. We also identified an option grant awarded to a non-employee consultant deemed to have been granted in exchange for services. We have recorded incremental pre-tax stock-based compensation expense associated with these stock option awards in the aggregate amount of $4.3 million, all of which was recorded prior to January 1, 2006.

•

We determined that our accounting treatment for a restricted stock issuance in 2000 was incorrect. We issued 339,200 shares of common stock to an employee in connection with his initial employment with the Company as Vice President, Marketing, and accepted this employee’s secured promissory note in the principal amount of $15.8 million as payment of the purchase price for the shares. In June 2002, we determined that we should have treated the promissory note as a non-recourse obligation and, accordingly, treated the transaction as a stock option for financial reporting purposes. We also determined that we should not have accrued approximately $1.4 million of interest income on the promissory note that we accrued from 2000 through March 31, 2002 but deemed the error to be immaterial to our results of operations. We have recorded an adjustment to our beginning accumulated deficit balance as of January 1, 2006 to reverse the interest income previously recorded on this promissory note.

•

We incorrectly calculated the intrinsic value of unvested stock options assumed by the Company in connection with certain acquisition transactions. As a result, we have reduced the stock-based compensation expense resulting from the amounts of unearned compensation recorded in connection with those acquisitions in the aggregate amount of $2.5 million, of which approximately $0.2 million was recorded in the three months ended March 31, 2006.

•

We determined that volatility assumptions used previously to estimate the fair value of our stock option grants required correction. As a result, we revised our fair value estimates based on corrected volatility assumptions for the period beginning January 1, 2001 and ending December 31, 2005.

We may also incur additional expenses as a result of certain federal and state income tax consequences of the findings of our stock option investigation. We have determined that many of our outstanding stock option awards are deemed to have been granted at an exercise price below the market value of our stock on the actual accounting measurement date. The primary adverse tax consequences are: (1) that the re-measured options vesting after December 31, 2004 are potentially subject to option holder excise tax under Section 409A of the Internal Revenue Code (and, as applicable, similar excise taxes under state law); and (2) certain incentive stock options previously granted, could be deemed granted at below market value producing incremental payroll tax liabilities. We have recorded approximately $0.3 million of expenses in the three months ended March 31, 2006 relating to the anticipated settlement by the Company of federal and applicable state income taxes on behalf of the Company’s employees for tainted options that were exercised during the three months ended March 31, 2006. Employees of the Company who continue to hold tainted options that vested after December 31, 2004 or are still unvested may be subject to additional taxes, penalties and interest under Section 409A if no action is taken to cure the options from exposure under Section 409A before December 31, 2008. The Company has yet to determine whether it will either implement a plan to assist the affected employees for the amount of this tax, adjust the terms of the original option grant, or adjust the terms of the original option grant and pay the affected employees an amount to compensate such employees for this lost benefit with respect to the unexercised options that vested after December 31, 2004.

Remedial Actions

The following remedial steps were directed or recommended by the Special Committee in December 2006:

•

For stock options which required measurement date changes granted to officers of the Company (“Section 16 Insiders”) who, at the time of grant, were required to file the reports required pursuant to Section 16 of the Securities Exchange Act of 1934 (“Executive Options”), the Special Committee required amendments to those Executive Option agreements to increase the exercise price of any such stock options which remain outstanding to the market value of our Common Stock as reported by Nasdaq on the revised accounting measurement date.

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

The increase to the exercise prices of such options held by Messrs. Smith, Garn, Morse, and Brooks were also intended to avoid potential tax consequences to them under Section 409A of the Internal Revenue Code and comparable provisions of applicable state tax law.

•

In addition to amending the exercise price of outstanding stock options, the Special Committee directed the Company to request repayment from Section 16 Insiders of an amount representing the estimated after-tax gain realized by such Section 16 Insiders from exercises of such stock options, except for Anthony Foley, and Eyal Aronoff (whose requested payment is subject to a cap of $200,000). As of the date of this report, the Company has received repayments totaling $157,831. Mr. Smith and Mr. Morse have never exercised any stock options granted to them by the Company and had no such gain to repay.

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

Non-Stock Option Related Adjustments

The Company has determined that additional errors in its historical financials statements require correction in this restatement. Many of these errors were identified by the Company or its auditors in connection with the restatement related procedures. Other adjustments include items identified in prior periods, but deemed not to be material to the Company’s results of operations, and are included in this restatement. A summary of the impact of these adjustments to pre-tax income for the three months ended March 31, 2006 (in thousands), is as follows:

(Increase) Decrease in Pre-Tax Income

Category	Total Pre-Tax Adjustment
Revenue Adjustments
Financial system programming error	$152
Incorrect interpretation of complex orders	(2,338)
Inconsistent application of Company policies	(52)
Other	565

Total revenue adjustments	(1,673)
Operating Expense Adjustments
Incorrect application of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets	(103)
Impact on expense from incorrect interpretation of complex orders	412
Other	(237)

Total operating expense adjustments	72
Other Income (Expense), Net Adjustment
Other	64

Net increase in pre-tax income	$(1,537)

Revenue Adjustments

Based upon a review of more than 100,000 software license and services transactions over the restatement period, the Company identified several instances where previously reported revenues were required to be corrected and recognized across various reporting periods. There were several categories of revenue adjustments, but most were attributable to the following three categories of errors:

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

In addition to the revenue items covered specifically above, there were several additional adjustments also included in these restatement items that were grouped into the “other” category given their minimal individual impact. Many of these adjustments include certain errors that were not previously recorded because in each case, and in the aggregate, the underlying errors were not considered by management to be material to our consolidated financial statements.

Operating Expenses and Other Income (Expense), Net Adjustments

The Company also identified several instances where previously reported operating expenses or other income (expense), net items were required to be corrected and recognized across various reporting periods.

One of these items related to an incorrect application of SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” where we performed our impairment analysis of acquired technology at the acquisition level as opposed to a product-by-product level approach, which resulted in an understatement of intangibles amortization expense related to acquired assets in the period that the impairment occurred and a corresponding overstatement of the related expense over that asset’s remaining estimated useful life.

In addition to the operating expense item covered specifically above, there were several additional adjustments also included in these restatement items that were grouped into the “other” categories given their minimal individual impact. Many of these adjustments include certain errors that were not previously recorded because in each case, and in the aggregate, the underlying errors were not considered by management to be material to our consolidated financial statements.

All the items identified above generally affect the timing pattern of revenue, expense and income recognition. As such, they do not generally change the cumulative revenues, expenses, pre-tax operating income, liquidity or cash flow of the Company.

Impact of Errors on Previously Issued Condensed Consolidated Financial Statements

As a result of the findings of the Special Committee’s investigation with respect to employee stock options and the other adjustments described in this Report, our condensed consolidated financial statements for the three months ended March 31, 2006 have been restated. We recorded additional stock-based compensation expense and other accounting adjustments, and related tax adjustments, affecting our previously-reported financial statements for 1999 through 2005, the effects of which are summarized below in cumulative effect on our January 1, 2006 opening accumulated deficit.

The financial information presented in this Report has been adjusted to reflect the incremental impact of the foregoing Restatement adjustments on our results of operations for the three months ended March 31, 2006, as follows (in thousands):

Summary of Impact of Restatement Adjustments

	(Increase) Decrease in Pre-Tax Income			Tax Effect of Adjustments
Quarter Ended	Stock Option Related Adjustments (1)	Other Adjustments (2)	Total Adjustments, Pre-Tax	Option Related Payroll Tax Adjustments (3)	Income Tax Effect of All Adjustments	Total Adjustments, Net of Tax
Cumulative effect on our January 1, 2006 opening retained earnings	$142,283	$8,264	$150,547	$1,905	$(55,236)	$97,216	(4)
March 31, 2006	699	(1,537)	(838)	341	(593)	(1,090)

Total	$142,982	$6,727	$149,709	$2,246	$(55,829)	$96,126

(1)	Comprised of $137.7 million of stock-based compensation expense adjustments arising from measurement date corrections and $5.3 million of other stock option related adjustments.

(2)	Other non-stock option related adjustments to revenue, operating expenses, and other income (expense), net.

(3)	Relates to potential payroll tax liabilities for incentive stock options deemed to be granted at below market value and is included with the appropriate compensation expense.

(4)	The cumulative effect does not include the cumulative impact of the retrospective adoption of a change in accounting for planned major maintenance activities on our corporate aircraft of $0.6 million.

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

We also provide PSO services which relate to installation of our products and do not include significant customization to or development of the underlying software code. Revenue is allocated to PSO services based on VSOE of fair value and recognized as the services are performed. Such revenues represent 12.4% and 13.9% of total service revenues for the three months ended March 31, 2007 and 2006, respectively.

Total revenues for the quarter ended March 31, 2007, includes approximately $5.5 million of revenue as a result of a change to the Company’s revenue recognition practices for certain large reseller transactions. In 2006 and prior years, revenue from those transactions was deferred until the related reseller account receivable was collected. The modified practice of recognizing revenue at the time of sale has been implemented effective as of January 1, 2007 due to a change in circumstances involving improved cash collection histories with these resellers.

Our primary expenses are our personnel costs, which include compensation, benefits and payroll related taxes, which are a function of our world-wide headcount. We estimate that these personnel related costs represented approximately 66% of total expenses in the three months ended March 31, 2007 and 2006. Our full-time employee headcount at the end of the first quarter of 2007 was approximately 2,900 compared to approximately 2,850 at the end of the first quarter in 2006. Total stock-based compensation expense and related payroll taxes decreased from $8.7 million in the three months ended March 31, 2006 to $5.2 million in the three months ended March 31, 2007, representing a 40% year-over-year change for the three month period due primarily to the fact that no options were granted since September 2006. With the filing of this report and our other 2007 quarterly reports we expect option granting activity to resume in the first quarter of 2008.

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

Our foreign currency gains or losses are predominantly attributable to translation gains or losses on our net balances of monetary assets and liabilities in our foreign subsidiaries, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar. The foreign currency translation adjustments to these balance sheet items are calculated by comparing the currency spot rates at the end of a quarter to the spot rates at the end of the previous quarter. On this basis, we recorded in other income (expense), net, a net gain of $0.3 million and a net gain of $1.3 million for the three months ended March 31, 2007 and 2006, respectively.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to revenue recognition, asset valuations (including accounts receivable, goodwill and intangible assets), stock-based compensation, income taxes and functional currencies for purpose of consolidation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets, and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of the critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments listed above are discussed further in our Annual Report on Form 10-K for fiscal 2006 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no material changes to our critical accounting policies or estimates during the three months ended March 31, 2007, except for a change in our revenue recognition practices for reseller transactions described below and our adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), discussed under the heading “Recently Adopted Accounting Pronouncements.”

We modified our practice of recognizing revenue from certain large reseller transactions at the time of sale as of January 1, 2007 due to a change in circumstances involving improved cash collection histories with these resellers. Total revenues for the three months ended June 30, 2007 includes approximately $5.5 million of revenue as a result of this change. In 2006 and prior years, revenue from those transactions was deferred until the related reseller account receivable was collected.

Recently Adopted Accounting Pronouncement

Effective January 1, 2007, we adopted FIN 48. As a result of the implementation of FIN 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. Both steps presume that the tax position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The first step is to evaluate the tax position for recognition by determining if, based on the weight of available evidence, it is more likely than not that the position will be sustained on examination. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement with a taxing authority. It is inherently difficult and subjective to estimate such amounts, as this may require us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a periodic basis. This evaluation is based on factors including, but not limited to, current year tax positions, expiration of statutes of limitations, litigation, legislative activity, or other changes in facts and circumstances. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in that period.

See Note 1 of our Notes to Condensed Consolidated Financial Statements for information regarding recently issued accounting pronouncements.

Results of Operations

Except as otherwise indicated, the following are percentage of total revenues:

	Three Months Ended March 31,
	2007	2006
Revenues:
Licenses	49.6%	51.5%
Services	50.4	48.5

Total revenues	100.0	100.0
Cost of revenues:
Licenses	1.3	1.0
Services	8.7	8.9
Amortization of purchased technology	2.0	2.6

Total cost of revenues	12.0	12.5

Gross profit	88.0	87.5
Operating expenses:
Sales and marketing	42.2	46.1
Research and development	18.9	21.5
General and administrative	11.1	11.3
Amortization of other purchased intangible assets	1.0	1.7
In-process research and development	—	0.2

Total operating expenses	73.2	80.8

Income from operations	14.8	6.7
Other income, net	3.4	2.0

Income before income taxes	18.2	8.7
Income tax provision	8.2	2.5

Net income	10.0%	6.2%

Comparison of Three Months Ended March 31, 2007 and 2006

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages)

	Three Months Ended March 31,		Increase
	2007	2006	Dollars	Percentage
Revenues:
Licenses
North America	$43,433	$40,392	$3,041	7.5%
Rest of World	30,836	26,086	4,750	18.2%

Total license revenues	74,269	66,478	7,791	11.7%

Services
North America	51,392	44,665	6,727	15.1%
Rest of World	24,108	18,049	6,059	33.6%

Total service revenues	75,500	62,714	12,786	20.4%

Total revenues	$149,769	$129,192	$20,577	15.9%

Licenses Revenues — Increased sales of our Windows products continued to be the main driver of license revenue growth over the comparable period in the prior year. Sales of licenses to Virtualization products by Vizioncore also contributed to our overall license revenue growth. Growth in these product areas was offset slightly by a decrease in license revenues from our Database Management products.

Services Revenues — Growth in new license sales leading to a larger customer installed base, which in turn drives PCS revenues and renewals of annual PCS, was the primary driver of our 20.4% growth in services revenues. Maintenance revenues from our Windows and maintenance renewals on our Database Management products were the main drivers of services revenues growth during the period.

Cost of Revenues

Total cost of revenues and year-over-year changes are as follows (in thousands, except for percentages).

	Three Months Ended March 31,		Increase/(Decrease)
	2007	2006	Dollars	Percentage
Cost of revenues:
Licenses	$2,003	$1,262	$741	58.7%
Services	12,981	11,471	1,510	13.2%
Amortization of purchased technology	3,057	3,348	(291)	(8.7)%

Total cost of revenues	$18,041	$16,081	$1,960	12.2%

Cost of Licenses — Cost of licenses primarily consists of third-party software royalties, product packaging, documentation, duplication, delivery and personnel costs. Cost of licenses as a percentage of license revenues was 2.7% and 1.9% for the three months ended March 31, 2007 and 2006, respectively. The increase in cost of licenses, both in terms of absolute dollars and as a percentage of license revenues, is primarily the result of increased sales of licenses to royalty-bearing products.

Cost of Services — Cost of services primarily consists of personnel, outside consultants, facilities and systems costs used in providing PCS and PSO. Cost of services does not include development costs related to bug fixes and upgrades which are classified in research and development and which are not separately determinable. Personnel related costs increased by approximately $0.4 million, primarily due to growth in technical support headcount (average headcount in the three months ended March 31, 2007 increased approximately 4% over the same period in 2006). Fees paid to outside professional services consultants in connection with new system implementation support increased by $1.1 million in the three months ended March 31, 2007 over the comparable period in 2006 as the demand for our professional services along the lines of our Windows products exceeded our ability to provide these services. Cost of services as a percentage of service revenues was 17.2% and 18.3% in the three months ended March 31, 2007 and 2006, respectively.

Amortization of Purchased Technology — Amortization of purchased technology includes amortization of the fair value of acquired technology associated with acquisitions. The 8.7% decrease in amortization of purchased technology is due to certain purchased technologies being fully amortized prior to the first quarter of 2007. We expect amortization of purchased technology within the cost of revenues to be approximately $3.0 million to $5.0 million in each of the remaining three quarters of 2007.

Operating Expenses

Total operating expenses and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended March 31,		Increase/(Decrease)
	2007	2006	Dollars	Percentage
Operating expenses:
Sales and marketing	$63,235	$59,545	$3,690	6.2%
Research and development	28,266	27,819	447	1.6%
General and administrative	16,566	14,633	1,933	13.2%
Amortization of other purchased intangible assets	1,541	2,133	(592)	(27.8)%
In-process research and development	—	300	(300)	(100.0)%

Total operating expenses	$109,608	$104,430	$5,178	5.0%

Sales and Marketing — Sales and marketing expenses consist primarily of compensation and benefit costs for sales and marketing personnel, sales commissions, related facilities and information systems (“IS”) costs, and costs of trade shows, travel and entertainment and various discretionary marketing programs. Sales and marketing expense increased $3.7 million during the three months ended March 31, 2007 as compared to the same period in 2006. Personnel related costs increased approximately $3.7 million. The increase in personnel related costs is primarily due to growth in headcount within our presales professionals and to commissions on the increased amount of sales.

Research and Development — Research and development expenses consist primarily of compensation and benefit costs for software developers who develop new products, bug fixes and upgrades to existing products and at times provide engineering support for PCS services, software product managers, quality assurance and technical documentation personnel, associated facilities and IS costs and payments made to outside software development consultants in connection with our ongoing efforts to enhance our core technologies and develop additional products. Research and development expense increased $0.4 million during the first quarter of 2007 when compared to the first quarter of 2006. Personnel related costs, excluding stock-based compensation, increased approximately $1.2 million. Stock-based compensation decreased by $1.0 million during the three months ended March 31, 2007 as compared to the same period in 2006.

General and Administrative — General and administrative expenses consist primarily of compensation and benefit costs for our executive, finance, legal, human resources, administrative and IS personnel, and professional fees for audit, tax and legal services, associated facilities and IS costs. General and administrative expense increased $1.9 million during the first quarter of 2007 as compared to the same period in 2006. Personnel related costs, excluding stock-based compensation, increased $1.7 million. The increase in personnel related costs was primarily due to additional headcount hired to support the company’s growth. Average headcount in the three months ended March 31, 2007 increased approximately 12% over the same period in 2006. Expenses associated with our stock option investigation and related matters contributed $1.9 million to the overall increase in general and administrative expenses for the three months ended March 31, 2007. These increases were offset slightly by a reduction of $1.0 million in stock-based compensation expense.

Amortization of Other Purchased Intangible Assets — Amortization of other purchased intangible assets includes the amortization of customer lists, trademarks, non-compete agreements and maintenance contracts associated with acquisitions. We expect amortization of other purchased intangible assets within operating expenses to be approximately $1.5 million to $2.0 million in each of the remaining three quarters of 2007.

In-Process Research and Development — In-process research and development expenses in the three months ended March 31, 2006 related to in-process technology acquired from AfterMail in January of 2006. These costs were charged to operations as the technologies had not reached technological feasibility and did not have alternative future uses at the date of acquisition.

Other Income, Net

Other income, net includes interest income on our investment portfolio, gains and losses from foreign exchange fluctuations and gains or losses on other financial assets as well as a variety of other non-operating expenses, such as costs incurred with operating and maintaining our corporate aircraft (which was sold in the fourth quarter of 2006) and the minority interest in Vizioncore. Other income, net increased to $5.1 million in the first quarter of 2007 from $2.6 million in the first quarter of 2006. Interest income was $4.5 million and $2.2 million in the three months ended March 31, 2007 and 2006, respectively. We had a foreign currency gain of $0.3 million and $1.3 million in the first quarter of 2007 and 2006, respectively. Our foreign currency gains or losses are predominantly attributable to translation gains or losses on net monetary assets, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar.

Income Tax Provision

During the three months ended March 31, 2007, the provision for income taxes increased to $12.3 million from $3.2 million in the comparable period of 2006, representing an increase of $9.1 million. The effective income tax rate for the three months ended March 31, 2007 was approximately 45.1% compared to 28.0% in the comparable period of 2006. The increase in our effective tax rate for the quarter is substantially due to the mix of income between high and low tax jurisdictions, the impact of net operating losses and associated valuation allowances in certain foreign jurisdictions (as assessed under FIN No. 18, “Accounting for Income Taxes in Interim Periods”) and the inclusion of interest expense related to prior period unrecognized tax benefits (as assessed under FIN 48).

Liquidity and Capital Resources

Cash and cash equivalents and marketable securities were approximately $444.5 million and $272.8 million as of March 31, 2007 and 2006, respectively. Cash and cash equivalents consisted of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consisted primarily of short-term investment-grade bonds and United States government and agency securities with original maturities of greater than three months. Our investment objectives were to preserve principal and provide liquidity, while at the same time maximizing market return without significantly increasing risk. We generally hold investments in marketable securities until maturity.

Summarized cash flow information is as follows (in thousands):

	Three Months Ended March 31,		Increase/ (Decrease)
	2007	2006
Cash provided by operating activities	$57,430	$38,266	$19,164
Cash used in investing activities	(16,837)	(22,516)	5,679
Cash (used in) provided by financing activities	(69)	15,936	(16,005)
Effect of exchange rate changes	104	(708)	812

Net increase in cash and cash equivalents	$40,628	$30,978	$9,650

Operating Activities

Our primary source of operating cash flows is the collection of accounts receivable from our customers. Our primary use of cash from operating activities is for compensation and personnel-related expenditures. We intend to continue to fund our operating expenses through cash flows from operations.

The analyses of the changes in our operating assets and liabilities are as follows:

•

Accounts receivable decreased to $87.5 million resulting in a decrease in operating assets, reflecting a cash inflow of $45.9 million for the three months ended March 31, 2007. The decrease in accounts receivable was due to a reduction in day’s sales outstanding (DSO), which is calculated by dividing period end accounts receivable by average daily sales for the quarter, and daily sales. DSO fell from 73 days at December 31, 2006 to 53 days at March 31, 2007 and our daily sales decreased to $1.7 million for the quarter ended March 31, 2007 compared to $1.8 million for the quarter ended December 31, 2006. Collection of accounts receivable and related DSO could fluctuate in future periods due to the timing and amount of our revenues and their linearity and the effectiveness of our collection efforts.

•

One of the primary cash outflows within operating assets and liabilities during the three months ended March 31, 2007 and 2006 was $15.0 million and $11.8 million, respectively, paid for taxes. The timing of these tax payments, offset by the impact from adopting FIN 48, resulted in an increase in income taxes payable in the 2007 period, reflecting a cash inflow of $1.9 million and, with respect to the 2006 period, the timing of tax payments resulted in a decrease in income taxes payable, reflecting a use of cash of $8.8 million.

Investing Activities

Our primary source of investing cash flows was proceeds from the sale of marketable securities, typically at maturity. Our primary uses of cash from investing activities were for capital expenditures and cash payments for acquisitions.

Capital expenditures in the first quarter of 2006 included $3.0 million for leasehold improvements and furniture and fixtures for the lease of our new EMEA headquarters office in Maidenhead, United Kingdom.

Cash payments for acquisitions in the three months ended March 31, 2007, consisted of $1.1 million net cash paid for our acquisition of the assets from Workplace Architects, Inc. (excluding cash retained to secure Workplace Architects’ indemnification obligations). Cash payments for acquisitions in the three months ended March 31, 2006, consisted of $15.3 million net cash paid for our acquisition of AfterMail Limited (“AfterMail”) and $1.6 million net cash paid for minority cost-method investments in two early stage private companies for business and strategic purposes. In addition to the initial $15.3 million purchase price we paid to acquire AfterMail, we have potential earn-out payment obligations to former AfterMail shareholders. The earn-out payments are based on the AfterMail products’ total revenue growth in 2006, 2007 and 2008 and are capped at $30 million. The AfterMail revenue targets required to make an earn-out payment have not been achieved, as such there is no earn-out payment obligation as of March 31, 2007. Our earn-out payment obligation related to all acquisitions was immaterial as of March 31, 2007.

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

Financing Activities

Our primary source of financing cash flows has historically been from the issuance of our common stock under our employee stock option plans. We have also financed acquisitions and capital expenditures with net borrowings under a repurchase agreement in prior periods.

Because we announced our determination to restate our previously issued financial statements and have become delinquent in our periodic reporting obligations under the Securities Exchange Act of 1934, as amended, we determined that we could no longer rely upon the Registration Statements on Form S-8 previously filed with the U.S. Securities Exchange Commission to register the shares of our common stock issuable upon exercise of stock options granted under our various stock option plans. Accordingly, we took action in the third quarter of 2006 to block exercises of all stock options based on our determination that doing so was necessary to prevent violations of applicable securities law and as a result, we do not expect to receive proceeds from the exercise of stock options until after all of our delinquent reports are filed with the SEC. With the filing of this report and our other 2007 quarterly reports we expect option exercising activity to resume in the first quarter of 2008.

Based on our current operating plan, we believe that our existing cash, cash equivalents, investment balances and cash flows from operations will be sufficient to finance our operational cash needs through at least the next 12 to 24 months. Our ability to generate cash from operations is subject to substantial risks as described in Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006. One of these risks is that our future business does not stay at a level that is similar to, or better than, our recent past. Should a general economic downturn or similar event occur, or should the company’s products become uncompetitive or less attractive to end customers, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash, cash equivalents and investment balances to support our working capital and other cash requirements. Also, acquisitions are an important part of our business model. As such, significant amounts of cash could and will likely be used in the future for additional acquisitions or strategic investments. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through public or private equity or debt financing or from other sources. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

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

Our exposure to foreign exchange risk is composed of the combination of our foreign net profits and losses denominated in currencies other than the U.S. Dollar, as well as our net balances of monetary assets and liabilities in our foreign subsidiaries. These exposures have the potential to produce either gains or losses depending on the directional movement of the foreign currencies versus the U.S. Dollar and our operational profile in foreign subsidiaries. Our cumulative currency gains or losses in any given period may be lessened by the economic benefits of diversification and low correlation between different currencies, but there can be no assurance that this pattern will continue to be true in future periods. During the quarter ended March 31, 2007, we had a $0.3 million foreign currency gain compared to a $1.3 million foreign currency gain in the comparable period in 2006.

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

We presently do not intend to liquidate our short and long-term investments prior to their scheduled maturity dates. However, in the event that we did liquidate these investments prior to their scheduled maturities and there were no changes in market interest rates, we could be required to recognize a realized loss on those investments when we liquidate. At March 31, 2007, we have an unrealized loss of $0.8 million on our investments in debt securities compared to $1.9 million at March 31, 2006. Our remaining investment positions and duration of the portfolio would not be materially affected by a 100 basis point shift in interest rates.

Information about our investment portfolio is presented in the table below, which states the amortized book value and related weighted-average interest rates by year of maturity (in thousands):

	Amortized Book Value	Weighted Average Rate
Investments maturing by March 31,
2008 (1)	$297,249	5.16%
2009	—	—%
2010	—	—%
2011	23,659	4.48%
Thereafter	—	—%

Total portfolio	$320,908	5.11%

(1)	Includes cash and cash equivalents of $202.5 million.

Item 4.	Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on that evaluation, management concluded that, as of that date, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level because of the identification of the material weakness in its internal control over financial reporting, described below, which the Company views as an integral part of its disclosure controls and procedures.

Internal Control over Financial Reporting, Financial Close and Reporting Process

As described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, the Company determined that a material weakness in our internal control over financial reporting related to our financial close and reporting process existed as of December 31, 2006. As of March 31, 2007, this material weakness continued to exist and had not yet been remediated. A description of the material weakness in our internal control over financial reporting related to our financial close and reporting process is provided below.

Our financial and accounting organization was not adequate to support our financial accounting and reporting needs given the growth of our business. Furthermore, we failed to effectively design and implement our financial accounting system to facilitate the needs of our financial close process across all reporting units. Specifically, we did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge and training in the application of GAAP, nor did we adequately use our financial accounting system commensurate with our financial reporting requirements to support the financial reporting and close process. Moreover, due to the lack of sufficient staffing it was necessary to place undue reliance on external consultants to assist in the financial reporting and close process. The lack of a sufficient complement of personnel with an appropriate level of accounting knowledge and training coupled with an inadequate design and implementation of our financial accounting system across all reporting units resulted in significant manual processes for the existing personnel. This reduced the likelihood that such individuals could detect the need for a material adjustment to the Company’s books and records or anticipate, identify, and resolve accounting issues in the normal course of performing their assigned functions. This material weakness resulted in not only the need to record various adjustments, and a significant delay in the issuance of these financial statements, but also resulted in a more than reasonable possibility that a material misstatement to the annual or interim financial statements would not have been prevented or detected.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting that occurred in the first quarter of 2007 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, except as described below. The changes described below have materially affected our internal control over financial reporting which we believe have remediated the material weakness in our internal control over financial reporting for revenue (which is described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2006):

•

The Company completed the development of automated queries that are applied against the financial system database to identify and account for those situations where revenue has not been recognized within the correct reporting period. These queries form the structure for monitoring the financial accounting system.

•	We hired an additional revenue recognition manager based in the United States and hired a revenue recognition manager based in the United Kingdom.

•

The Company provided enhanced training for our revenue recognition team, contracts department and sales personnel to increase general understanding of revenue recognition principles and enhance awareness of the implications associated with non-standard arrangements requiring specific revenue recognition treatment.

Plan for Remediation of Material Weaknesses

We are undertaking efforts to improve our internal controls over financial reporting and to remediate the material weakness identified above. The identified material weakness was caused, in part, by insufficient staffing of experienced, specialized accounting personnel. Therefore, our remediation plan for the material weakness includes the hiring of additional personnel trained and experienced in the complex accounting areas of revenue recognition and revenue accounting as well as GAAP. In the interim, we have engaged a number of qualified accounting personnel on a temporary basis to compensate for a lack of adequate permanent finance and accounting staff. With these additional resources, management has performed additional analysis and other post-closing procedures in an effort to ensure our Consolidated Financial Statements are fairly stated as of and for the quarter ended March 31, 2007.

We believe that the actions described above and resulting improvement in controls will generally strengthen our disclosure controls and procedures, as well as our internal control over financial reporting, and will, over time, address the material weaknesses that we identified in our internal control over financial reporting as of March 31, 2007. However, because many of the remedial actions we have undertaken are very recent and because they relate, in part, to the hiring of additional personnel and many of the controls in our system of internal controls rely extensively on manual review and approval, the successful operation of these controls for, at least, several fiscal quarters may be required prior to management being able to conclude that the material weakness has been remediated.

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

Additionally, as discussed in Note 9 of our Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Report, we currently are engaged in civil litigation with parties that have alleged a variety of claims against Quest and certain of our current and former officers and directors relating to our stock option grant practices and related accounting. Although we and the other defendants intend to defend these claims vigorously, there are many uncertainties associated with any litigation, and we cannot assure you that these actions will be resolved without substantial costs and/or settlement charges. We have entered into indemnification agreements with each of our present and former directors and executive officers under which Quest is required to indemnify each such directors or executive officers against expenses, including attorneys’ fees, judgments, fines and settlements, paid by such individual in connection with the pending litigation (other than indemnified liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest).

The resolution of the pending investigations by the SEC and U.S. Attorney’s Office, the defense of our pending civil litigation and any additional litigation relating to our past stock option grant practices or related restatement of our financial statements could result in significant costs and diversion of the attention of management and other key employees.

If we do not maintain compliance with Nasdaq listing requirements, our common stock could be delisted, which could, negatively impact the trading market for our securities and impact our ability to maintain equity-based stock incentive programs for our employees

As a result of the stock option investigation and the restatement of our consolidated financial statements we could not timely file certain of our periodic reports with the SEC and, accordingly, our Common Stock was subject to delisting from the Nasdaq Global Select Market. With the filing of our Annual Report on Form 10-K for the year ended December 31, 2006, our Quarterly Reports for the quarters ended June 30, 2006, September 30, 2006, March 31, 2007, June 30, 2007 and September 30, 2007, we believe we have returned to full compliance with Nasdaq’s requirements with respect to filing periodic reports with the SEC. However, achieving compliance with the SEC reporting requirements does not address the other basis for the pending Nasdaq delisting matter. We were unable to solicit proxies for annual meetings of shareholders in 2006 or 2007 because we could not provide annual reports to shareholders until our accounting restatement was completed. As a result, we remain out of compliance with the Nasdaq requirement to hold an annual meeting of shareholders. Our intention is to hold an annual meeting of shareholders as soon as practicable following the filing of all of our delinquent periodic reports. If the SEC has comments on our recently filed SEC reports (or other reports that we previously filed) that require us to file amended reports, or if the Nasdaq Listing Qualifications Panel does not concur that we are in compliance with applicable listing requirements, we may be unable to maintain our Nasdaq listing.

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

Our migration products for Microsoft’s Active Directory and Exchange are vulnerable to fluctuations in the rate at which customers migrate to these products

Our products for the migration, administration and management of Microsoft’s Active Directory and Exchange products currently contribute approximately one-quarter of our Windows platform revenue. Our ability to sell licenses for our Active Directory and Exchange migration products depends in part on the rate at which customers migrate to newer versions of Microsoft’s Active Directory or to newer versions of Microsoft Exchange, and from other messaging platforms to Exchange. If these migration rates were to materially decrease, our license revenues from these migration products would likely decline.

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

Our international operations and our planned expansion of our international operations expose us to certain risks

We maintain research and development operations primarily in Canada, Australia, Russia and Israel, and continue to expand our international sales activities, with particular focus in Asia Pacific (including Japan), as part of our business strategy. As a percentage of total revenues, total revenues outside of North America were 36.7% and 34.2% for the three months ended March 31, 2007 and 2006, respectively. As a result, we face increasing risks from our international operations, including, among others:

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

QUEST SOFTWARE, INC.

Date: December 31, 2007	/s/ Scott J. Davidson
Scott J. Davidson Senior Vice President, Chief Financial Officer

/s/ Scott H. Reasoner
Scott H. Reasoner, Vice President, Corporate Controller