Form 10-Q
period 2007-06-30
QUEST SOFTWARE INC
filed 2007-12-31
CIK 1088033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

QUEST SOFTWARE, INC.

FORM 10-Q

QUEST SOFTWARE, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$332,900	$286,164
Short-term marketable securities	68,820	80,112
Accounts receivable, net of allowances of $8,106 and $9,312 at June 30, 2007 and December 31, 2006, respectively	103,655	132,983
Prepaid expenses and other current assets	17,109	14,899
Deferred income taxes	11,137	9,800

Total current assets	533,621	523,958
Property and equipment, net	75,765	75,817
Long-term marketable securities	21,862	23,884
Intangible assets, net	44,992	48,136
Goodwill	465,324	445,059
Deferred income taxes	36,274	33,679
Other assets	10,712	11,004

Total assets	$1,188,550	$1,161,537

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,198	$5,182
Accrued compensation	35,777	35,973
Other accrued expenses	32,938	35,949
Income taxes payable	—	27,832
Current portion of deferred revenue	176,129	177,372

Total current liabilities	251,042	282,308
Long-term liabilities:
Long-term portion of deferred revenue	59,196	58,187
Income taxes payable	27,159	—
Other long-term liabilities	2,426	2,129

Total long-term liabilities	88,781	60,316
Commitments and contingencies (Notes 7 and 10)
Shareholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value, 200,000 shares authorized; 101,819 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	825,245	815,437
Retained earnings	24,450	4,293
Accumulated other comprehensive loss	(968)	(817)

Total shareholders’ equity	848,727	818,913

Total liabilities and shareholders’ equity	$1,188,550	$1,161,537

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Licenses	$65,803	$63,160	$140,072	$129,638
Services	76,514	65,226	152,014	127,940

Total revenues	142,317	128,386	292,086	257,578
Cost of revenues:
Licenses	659	1,243	2,662	2,505
Services	13,536	12,767	26,517	24,238
Amortization of purchased technology	3,220	3,480	6,277	6,828

Total cost of revenues	17,415	17,490	35,456	33,571

Gross profit	124,902	110,896	256,630	224,007
Operating expenses:
Sales and marketing	65,822	59,698	129,058	119,243
Research and development	29,849	28,463	58,114	56,282
General and administrative	19,779	16,177	36,344	30,810
Amortization of other purchased intangible assets	1,587	1,537	3,129	3,670
In-process research and development	—	—	—	300

Total operating expenses	117,037	105,875	226,645	210,305

Income from operations	7,865	5,021	29,985	13,702
Other income, net	6,140	3,853	11,192	6,487

Income before income tax provision	14,005	8,874	41,177	20,189
Income tax provision	6,070	1,816	18,336	4,989

Net income	$7,935	$7,058	$22,841	$15,200

Net income per share:
Basic	$0.08	$0.07	$0.22	$0.15

Diluted	$0.08	$0.07	$0.22	$0.15

Weighted average shares:
Basic	101,819	101,461	101,819	100,945
Diluted	105,462	104,794	105,150	104,433

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$22,841	$15,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,788	17,992
Compensation expense associated with stock option grants	9,710	14,698
Deferred income taxes	(4,519)	(15)
Excess tax benefit related to stock-based compensation	—	(5,891)
Provision for bad debts	42	(103)
In-process research and development	—	300
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	31,641	30,316
Prepaid expenses and other current assets	1,951	3,132
Other assets	352	(1,174)
Accounts payable	(884)	362
Accrued compensation	(815)	(3,949)
Other accrued expenses	(4,378)	(4,036)
Income taxes payable	(7,574)	(14,607)
Deferred revenue	(746)	3,856
Other liabilities	(92)	(165)

Net cash provided by operating activities	64,317	55,916
Cash flows from investing activities:
Purchases of property and equipment	(7,633)	(10,493)
Cash paid for acquisitions, net of cash acquired	(23,815)	(15,259)
Purchases of cost-method investments	(2)	(3,653)
Sales and maturities of marketable securities	13,231	2,014

Net cash used in investing activities	(18,219)	(27,391)
Cash flows from financing activities:
Repayment of capital lease obligations	(92)	(129)
Proceeds from the exercise of stock options	99	18,402
Excess tax benefit related to stock-based compensation	—	5,891

Net cash provided by financing activities	7	24,164
Effect of exchange rate changes on cash and cash equivalents	631	(2,494)

Net increase in cash and cash equivalents	46,736	50,195
Cash and cash equivalents, beginning of period	286,164	121,025

Cash and cash equivalents, end of period	$332,900	$171,220

Supplemental disclosures of consolidated cash flow information:
Cash paid for interest	$71	$38

Cash paid for income taxes	$30,339	$19,459

Supplemental schedule of non-cash investing and financing activities:
Unrealized loss on marketable securities	$150	$98

Capital lease additions	$240	$—

Unpaid purchases of property and equipment	$743	$461

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$7,935	$7,058	$22,841	$15,200
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	(207)	70	(151)	(98)

Comprehensive income	$7,728	$7,128	$22,690	$15,102

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

Quest Software, Inc. (“Quest,” the “Company,” “we,” “us” or “our”) was incorporated in California in 1987 and is a leading developer and vendor of application, database and Windows management software products. We also provide consulting, training, and support services to our customers. Our accompanying unaudited condensed consolidated financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006, reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Recently Issued Accounting Pronouncements

In June 2006 the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 on January 1, 2007. See Note 7 for more information about the impact of adoption of this guidance on our financial position, results of operations and cash flows.

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

2.	Stock Based Compensation

We have authorized the issuance of an aggregate of 38.5 million shares of common stock to employees, directors and consultants under the Quest Software, Inc. 1999 Stock Incentive Plan, as amended (the “1999 Plan”) and the Quest Software, Inc. 2001 Stock Incentive Plan (the “2001 Plan” and, together with the 1999 Plan, the “Plans”). Non-qualified stock options granted under the Plans generally have a 10-year life and vest ratably over a four to five year period, generally at the rate of 20% one year after the grant date and 10% semi-annually thereafter. The exercise price of all options granted under the Plans is to be established by the Plan Administrator; provided, however, that the Plans were amended in November 2007 to require that the exercise price of stock options shall not be less than the market value of our common stock on the date of grant. The Plan Administrator for the Plans is the Compensation Committee of the Board of Directors, with certain authority delegated to a secondary committee pursuant to the terms of Plans. As of June 30, 2007, 5.4 million shares were available for grant under the Plans. No options were granted or exercised during the three and six months ended June 30, 2007.

We account for stock-based compensation awards in accordance with the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, which requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period. We recognized stock-based compensation expense of $4.6 million and $9.8 million, or $2.6 million and $5.4 million net of tax, in our condensed consolidated income statements for the three and six months ended June 30, 2007 as compared to compensation expense of $5.3 million and $14.0 million, or $4.2 million and $10.5 million net of tax, for the three and six months ended June 30, 2006. The decrease in stock-based compensation expense is primarily due to the fact that no options have been granted since September 2006.

The following table presents the income statement classification of stock-based compensation expense, including the impact of related payroll taxes, for the three and six months ended June 30, 2007 and 2006 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of licenses	$1	$2	$3	$4
Cost of services	243	321	507	664
Sales and marketing	1,813	786	3,903	4,272
Research and development	1,667	2,424	3,578	5,341
General and administrative	870	1,802	1,781	3,715

Reduction of income from operations and income before income tax provision	4,594	5,335	9,772	13,996
Income tax effect using the effective tax rate for each period	1,989	1,092	4,348	3,459

Reduction of net income	$2,605	$4,243	$5,424	$10,537

Reduction of net income per share:
Basic	$0.03	$0.04	$0.05	$0.10

Diluted	$0.02	$0.04	$0.05	$0.10

As of June 30, 2007, total unrecognized stock-based compensation cost related to unvested stock options was $36.9 million, which is expected to be recognized over a weighted-average period of 2.6 years.

3.	Acquisitions

2007 Acquisitions

We completed three acquisitions during the six months ended June 30, 2007, each of which have been fully consolidated. The aggregate consideration paid for these transactions totaled $24.6 million paid in cash, including $0.4 million of transaction costs, and was allocated as follows: $20.3 million to goodwill, $6.3 million to intangible assets and $2.0 million to assumed liabilities, net of tangible assets acquired. Actual results of operations of these acquisitions are included in our consolidated financial statements from the effective dates of the acquisitions.

The following represents the aggregate allocation of the purchase price for these three acquired companies to intangible assets (table in thousands):

Acquired technology (weighted average useful life of 4.2 years)	$5,305
Customer relationships (weighted average useful life of 4.9 years)	665
Non-compete agreements (weighted average useful life of 2.0 years)	291

Total intangible assets	$6,261

The pro forma effects of all 2007 acquisitions, individually or in the aggregate, would not have been material to our results of operations for the three and six months ended June 30, 2007 and fiscal 2006 and, therefore, are not presented.

2006 Acquisitions

We completed one acquisition during the six months ended June 30, 2006, which has been fully consolidated. The aggregate consideration paid for this transaction was $15.3 million paid in cash, including $0.3 million of transaction costs, and was allocated as follows: $12.7 million to goodwill, $3.3 million to intangible assets and In Process Research and Development (“IPR&D”), and $0.7 million to assumed liabilities, net of tangible assets acquired. Actual results of operations of this acquisition are included in our consolidated financial statements from the effective date of the acquisition.

The following table represents the aggregate allocation of the purchase price for the acquired company to intangible assets and IPR&D (table in thousands):

Acquired technology with a useful life of 3.0 years	$2,900
Customer relationships with a useful life of 2.0 years	100
Non-compete agreements with a useful life of 2.0 years	40
Acquired IPR&D	300

Total intangible assets and IPR&D	$3,340

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

The pro forma effects of all 2006 acquisitions, individually or in the aggregate, would not have been material to our results of operations for the three and six months ended June 30, 2007 and fiscal 2006 and, therefore, are not presented.

4.	Goodwill and Intangible Assets, Net

Intangible assets, net are comprised of the following (in thousands):

	June 30, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$100,656	$(69,568)	$31,088	$95,351	$(63,291)	$32,060
Customer relationships	22,076	(14,631)	7,445	21,411	(13,677)	7,734
Existing maintenance contracts	4,020	(2,371)	1,649	4,020	(1,981)	2,039
Non-compete agreements	10,506	(8,154)	2,352	10,215	(6,908)	3,307
Trademarks	5,970	(3,512)	2,458	5,970	(2,974)	2,996

	$143,228	$(98,236)	$44,992	$136,967	$(88,831)	$48,136

Amortization expense for intangible assets was $4.8 million and $9.4 million for the three and six months ended June 30, 2007, respectively. This compares to $5.0 million and $10.5 million for the three and six months ended June 30, 2006, respectively. Estimated annual amortization expense related to intangible assets reflected on our June 30, 2007 balance sheet is as follows (in thousands):

Estimated Annual Amortization Expense
2007 (remaining 2 quarters)	$9,828
2008	16,832
2009	10,139
2010	5,220
2011 and thereafter	2,973

$44,992

All intangible assets will be fully amortized by the end of 2012.

The changes in the carrying amount of goodwill by reportable operating segment for the six months ended June 30, 2007 are as follows (in thousands):

	Licenses	Services	Total
Balance as of December 31, 2006	$345,218	$99,841	$445,059
Acquisitions	12,159	8,106	20,265

Balance as of June 30, 2007	$357,377	$107,947	$465,324

5.	Cost Method Investments

We made minority equity investments, aggregating $3.7 million in three early stage private companies for business and strategic purposes during the six months ended June 30, 2006. These investments were accounted for under the cost method, as the equity securities do not have a readily determined market value and we do not have the ability to exercise significant influence. Our cumulative investments in non-consolidated companies are included in other assets in our unaudited condensed consolidated balance sheet at June 30, 2007 and December 31, 2006 and were valued at $5.7 million.

6.	Other Income, Net

Other income, net consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest income	$5,174	$2,214	$9,633	$4,381
Interest expense	(61)	(20)	(83)	(70)
Foreign currency gain, net	1,156	1,724	1,460	2,986
Other (1)	(129)	(65)	182	(810)

Total other income, net	$6,140	$3,853	$11,192	$6,487

(1)	The “other” category includes several other components, of which the majority in 2006 relates to costs incurred with operating and maintaining our corporate aircraft (which was sold in November 2006). Adjustments for the minority interest in Vizioncore’s net income (loss), which was not material during the three and six months ended June 30, 2007 or 2006, are also included in this “other” category.

7.	Income Tax Provision

Effective Tax Rate. During the three and six months ended June 30, 2007, the provision for income taxes increased to $6.1 million and $18.3 million, respectively, from $1.8 million and $5.0 million in the comparable periods of 2006, representing an increase of $4.3 million and $13.3 million. The effective income tax rate for the three and six months ended June 30, 2007 was approximately 43.3% and 44.5%, respectively, compared to 20.5% and 24.7% in the comparable periods of 2006. The increase in our effective tax rate for the three and six months is substantially due to the mix of income between high and low tax jurisdictions, the impact of net operating losses and associated valuation allowances in certain foreign jurisdictions (as assessed under FIN No. 18, “Accounting for Income Taxes in Interim Periods”) and the inclusion of interest expense related to prior period unrecognized tax benefits (as assessed under FIN 48).

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

In conjunction with the adoption of FIN 48, we have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. Penalties and tax-related interest expense are reported as a component of our income tax provision. As of June 30 and January 1, 2007, the total amount of accrued income tax-related interest and penalties included in the Condensed Consolidated Balance Sheets was approximately $2.2 million and $1.5 million, respectively.

As of June 30, 2007, we are no longer subject to U.S. federal audits for years through December 31, 2002. We were also subject to examination in various state and foreign jurisdictions for the 1997-2006 tax years. We are currently under examination by the Internal Revenue Service for the 2004 tax year and the French Tax Authority for the 2001-2004 tax years.

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

The table below sets forth the reconciliation of the denominator of the earnings per share calculation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Shares used in computing basic net income per share	101,819	101,461	101,819	100,945
Dilutive effect of stock options (1)	3,643	3,333	3,331	3,488

Shares used in computing diluted net income per share	105,462	104,794	105,150	104,433

(1)	Options to purchase 8.3 million and 9.9 million shares of common stock during the three months ended June 30, 2007 and 2006, respectively, and 9.1 million and 9.6 million shares of common stock during the six months ended June 30, 2007 and 2006, respectively, were outstanding but were not included in the computation of net income per share as inclusion would have been anti-dilutive.

9.	Geographic and Segment Information

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

Reportable segment data for the three and six months ended June 30, 2007 and 2006, respectively, is as follows (in thousands):

	Licenses	Services	Total
Three months ended June 30, 2007
Revenues	$65,803	$76,514	$142,317
Cost of Revenues	3,879	13,536	17,415

Gross profit	$61,924	$62,978	$124,902

Three months ended June 30, 2006
Revenues	$63,160	$65,226	$128,386
Cost of Revenues	4,723	12,767	17,490

Gross profit	$58,437	$52,459	$110,896

Six months ended June 30, 2007
Revenues	$140,072	$152,014	$292,086
Cost of Revenues	8,939	26,517	35,456

Gross profit	$131,133	$125,497	$256,630

Six months ended June 30, 2006
Revenues	$129,638	$127,940	$257,578
Cost of Revenues	9,333	24,238	33,571

Gross profit	$120,305	$103,702	$224,007

Revenues are attributed to geographic areas based on the location of the entity to which the products or services were delivered. Revenues and long-lived assets concerning principal geographic areas in which we operate are as follows (in thousands):

	United States	United Kingdom	Other International (2)	Total
Three months ended June 30, 2007:
Revenues	$85,204	$16,763	$40,350	$142,317
Long-lived assets (1)	$70,317	$5,168	$10,992	$86,477
Three months ended June 30, 2006:
Revenues	$81,634	$15,363	$31,389	$128,386
Long-lived assets (1)	$83,450	$6,404	$7,483	$97,337
Six months ended June 30, 2007:
Revenues	$174,500	$36,815	$80,771	$292,086
Long-lived assets (1)	$70,317	$5,168	$10,992	$86,477
Six months ended June 30, 2006:
Revenues	$161,681	$31,347	$64,550	$257,578
Long-lived assets (1)	$83,450	$6,404	$7,483	$97,337

(1)	Consists of property and equipment, net and other assets.

(2)	No single country within Other International accounts for greater than 10% of revenues

10.	Commitments and Contingencies

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

Acquisitions. The Company has entered into escrow agreements with acquired companies to satisfy certain indemnification obligations of selling shareholders. Certain of these escrow agreements designate Quest as the holder of the escrow money. As of June 30, 2007, we hold approximately $1.6 million in cash related to these agreements, all of which is included in cash and cash equivalents.

General. The Company and its subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business.

In the normal course of our business, we enter into certain types of agreements that require us to indemnify or guarantee the obligations of other parties. These commitments include (i) intellectual property indemnities to licensees of our software products, (ii) indemnities to certain lessors under office space leases for certain claims arising from our use or occupancy of the related premises, or for the obligations of our subsidiaries under leasing arrangements, (iii) indemnities to customers, vendors and service providers for claims based on negligence or willful misconduct of our employees and agents, (iv) indemnities to our directors and officers to the maximum extent permitted under applicable law, and (v) letters of credit and similar obligations as a form of credit support for our international subsidiaries and certain resellers. The terms and duration of these commitments varies and, in some cases, may be indefinite, and certain of these commitments do not limit the maximum amount of future payments we could become obligated to make thereunder; accordingly, our actual aggregate maximum exposure related to these types of commitments cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for obligations of this nature, and no liabilities have been recorded for these obligations in our financial statements included in this report, as the estimated fair value of these obligations as of June 30, 2007 was considered nominal.

11.	Related Party Transactions

In 2000, we received a note receivable with a face amount of $15.8 million from one of our then executive officers for the purchase of 339,200 shares of our common stock at a purchase price of $46.50 per share. The officer granted Quest a security interest in the shares and also assigned, transferred, and pledged the shares to Quest in order to secure his obligations under the Note. The Company maintains physical possession of the certificates representing the shares purchased as collateral until payment of the principal and interest under the note is made. The former officer remained employed by Quest as of June 30, 2007. The maturity date of the note receivable was August 2007, when the principal amount and accrued interest became due and payable. The note receivable bears interest at 6.33% per annum. We are pursuing collection. The note receivable is deemed to be a non-recourse obligation of the former officer for financial reporting purposes as such we recorded the note as a reduction to shareholders’ equity in accordance with Emerging Issues Task Force Issue No. 85-1, Classifying Notes Received for Capital Stock, and recorded a corresponding credit to common stock.

12.	Subsequent Events

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

Numerous important factors, risks and uncertainties affect our operations and could cause actual results to differ materially from those expressed or implied by these or any other forward-looking statements made by us or on our behalf. Readers are urged to carefully review and consider the various disclosures described in Part II, Item 1A – “Risk Factors” included in this Report, and in other filings with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management’s opinions only as of the date thereof. We do not assume any obligation to revise or update forward-looking statements. Finally, our historic results should not be viewed as indicative of future performance.

Overview

In early 2007 we noted a confluence of events some under our own control and others driven by the market, which negatively impacted our North American license revenue. First, entering the year, we strategically instituted changes within our North American sales organization moving from what had previously been teams of specialized sales representatives focused and organized along product lines to a more generalized approach. The implementation of this model required that key sales representatives now be responsible for selling a broader and more comprehensive list of products. Typically a change such as this requires time to ramp into production to become effective and as such there is a lag until benefits are actually realized. Second, we have continued to see competitive pressure from the platform vendors most notably Oracle whose database management products have improved within the past several years creating a more challenging sales environment for our Oracle related database products. Third, our Foglight 5 product which was introduced in the early to mid part of 2007, represented a major upgrade and as such required a longer and more complex selling process thereby moving potential revenue opportunities out to future quarters. Thus, while each of these aforementioned issues may have been overcome in isolation, it was the combination of them that caused year-over-year declines in our Database and Application management license revenues.

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

We also provide PSO services which relate to installation of our products and do not include significant customization to or development of the underlying software code. Revenue is allocated to PSO services based on VSOE of fair value and recognized as the services are performed. Such revenues represent 10.8% and 11.6% of total service revenues for the three and six months ended June 30, 2007, respectively, and 13.6% and 13.8% for the three and six months ended June 30, 2006, respectively.

Total revenues for the six months ended June 30, 2007, includes approximately $5.5 million of revenue as a result of a change to the Company’s revenue recognition practices for certain large reseller transactions. In 2006 and prior years, revenue from those transactions was deferred until the related reseller account receivable was collected. The modified practice of recognizing revenue at the time of sale has been implemented effective as of January 1, 2007 due to a change in circumstances involving improved cash collection histories with these resellers.

Our primary expenses are our personnel costs, which include compensation, benefits and payroll related taxes, which are a function of our world-wide headcount. We estimate that these personnel related costs represented approximately 66% of total expenses in the three and six months ended June 30, 2007 and 2006. Our full-time employee headcount at the end of the second quarter in 2007 was approximately 2,975 compared to approximately 2,950 at the end of the second quarter in 2006. Total stock-based compensation expense and related payroll taxes decreased from $5.3 million and $14.0 million in the three and six months ended June 30, 2006 to $4.6 million and $9.8 million in the three and six months ended June 30, 2007, representing a 14% and 30% year-over-year change for the three and six month periods, respectively, due primarily to the fact that no option awards have been granted since September 2006. With the filing of this report and our other 2007 quarterly reports we expect option granting activity to resume in the first quarter of 2008.

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

Our foreign currency gains or losses are predominantly attributable to translation gains or losses on our net balances of monetary assets and liabilities in our foreign subsidiaries, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar. The foreign currency translation adjustments to these balance sheet items are calculated by comparing the currency spot rates at the end of a quarter to the spot rates at the end of the previous quarter. On this basis, we recorded in other income, net, a gain of $1.2 million and $1.5 million for the three and six months ended June 30, 2007, respectively, and a gain of $1.7 million and $3.0 million in the same periods of 2006, representing a year-over-year change of 33% and 51% for the three and six month periods, respectively.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to revenue recognition, asset valuations (including accounts receivable, goodwill and intangible assets), stock-based compensation, income taxes and functional currencies for purpose of consolidation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets, and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of the critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments listed above are discussed further in our Annual Report on Form

10-K for fiscal 2006 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no material changes to our critical accounting policies or estimates during the six months ended June 30, 2007, except for a change in our revenue recognition practices for reseller transactions described below and our adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), discussed under the heading “Recently Adopted Accounting Pronouncements.”

We modified our practice of recognizing revenue from certain large reseller transactions at the time of sale as of January 1, 2007 due to a change in circumstances involving improved cash collection histories with these resellers. Total revenues for the six months ended June 30, 2007 includes approximately $5.5 million of revenue as a result of this change. In 2006 and prior years, revenue from those transactions was deferred until the related reseller account receivable was collected.

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

See Note 1 of our Notes to Condensed Consolidated Financial Statements for information regarding recently issued accounting pronouncements.

Results of Operations

Except as otherwise indicated, the following are percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Licenses	46.2%	49.2%	48.0%	50.3%
Services	53.8	50.8	52.0	49.7

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Licenses	0.5	1.0	0.9	1.0
Services	9.5	9.9	9.1	9.4
Amortization of purchased technology	2.3	2.7	2.1	2.7

Total cost of revenues	12.3	13.6	12.1	13.1

Gross profit	87.7	86.4	87.9	86.9
Operating expenses:
Sales and marketing	46.3	46.5	44.2	46.3
Research and development	21.0	22.2	19.9	21.9
General and administrative	13.9	12.6	12.4	12.0
Amortization of other purchased intangible assets	1.1	1.2	1.1	1.4
In-process research and development	—	—	—	0.1

Total operating expenses	82.3	82.5	77.6	81.7

Income from operations	5.4	3.9	10.3	5.2
Other income, net	4.3	3.0	3.8	2.5

Income before income tax provision	9.7	6.9	14.1	7.7
Income tax provision	4.3	1.4	6.3	1.9

Net income	5.4%	5.5%	7.8%	5.8%

Comparison of Three Months Ended June 30, 2007 and 2006

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended June 30,		Increase/(Decrease)
	2007	2006	Dollars	Percentage
Revenues:
Licenses
North America	$39,140	$40,615	$(1,475)	(3.6)%
Rest of World	26,663	22,545	4,118	18.3%

Total license revenues	65,803	63,160	2,643	4.2%

Services
North America	51,084	45,930	5,154	11.2%
Rest of World	25,430	19,296	6,134	31.8%

Total service revenues	76,514	65,226	11,288	17.3%

Total revenues	$142,317	$128,386	$13,931	10.9%

Licenses Revenues — We noted declines within our Application and Database Management product areas on a year-over-year basis however this was offset by growth within our Virtualization Management products and our Windows Management product area, led by SQL Server. While license revenues increased 4.2% on a worldwide basis, with the growth being driven by the Rest of World, North America declined year-over-year. The decline in North America license revenues can be attributed to several factors including changes within our sales organization model implemented earlier in the year and stronger competitive offerings from platform vendors, most notably Oracle.

Services Revenues — The primary driver of our 17.3% growth in services revenue was the PCS renewals generated by a larger customer installed base created by license revenue growth from previous periods. PSO decreased on a year-over-year basis due to fewer implementations around our Application Management Solution offerings.

Cost of Revenues

Total cost of revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended June 30,		Increase/(Decrease)
	2007	2006	Dollars	Percentage
Cost of revenues:
Licenses	$659	$1,243	$(584)	(47.0)%
Services	13,536	12,767	769	6.0%
Amortization of purchased technology	3,220	3,480	(260)	(7.5)%

Total cost of revenues	$17,415	$17,490	$(75)	(0.4)%

Cost of Licenses — Cost of licenses primarily consists of third-party software royalties, product packaging, documentation, duplication, delivery and personnel costs. Cost of licenses as a percentage of license revenues was 1.0% and 2.0% for the three months ended June 30, 2007 and 2006, respectively. The decrease in cost of licenses, both in terms of absolute dollars and as a percentage of license revenues, is primarily the result of decreased sales of licenses to royalty-bearing products.

Cost of Services — Cost of services primarily consists of personnel, outside consultants, facilities and systems costs used in providing PCS and PSO. Cost of services does not include development costs related to bug fixes and upgrades which are classified in research and development and which are not separately determinable. Personnel related costs increased by approximately $0.7 million, primarily due to growth in technical support headcount. Average headcount related to our technical support group increased approximately 10%. Cost of services as a percentage of service revenues was 17.7% and 19.6% in the three months ended June 30, 2007 and 2006, respectively.

Amortization of Purchased Technology — Amortization of purchased technology includes amortization of the fair value of acquired technology associated with acquisitions. The 7.5% decrease in amortization of purchased technology is due to certain purchased technologies being fully amortized prior to the quarter ended June 30, 2007. We expect amortization of purchased technology within the cost of revenues to be approximately $4.0 million to $5.0 million in each of the remaining two quarters of 2007.

Operating Expenses

Total operating expenses and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended June 30,		Increase
	2007	2006	Dollars	Percentage
Operating expenses:
Sales and marketing	$65,822	$59,698	$6,124	10.3%
Research and development	29,849	28,463	1,386	4.9%
General and administrative	19,779	16,177	3,602	22.3%
Amortization of other purchased intangible assets	1,587	1,537	50	3.3%

Total operating expenses	$117,037	$105,875	$11,162	10.5%

Sales and Marketing — Sales and marketing expenses consist primarily of compensation and benefit costs for sales and marketing personnel, sales commissions, related facilities and information systems (“IS”) costs, and costs of trade shows, travel and entertainment and various discretionary marketing programs. Sales and marketing expense increased $6.1 million during the three months ended June 30, 2007 as compared to the same period in 2006, primarily due to higher personnel related costs and the U.S. Dollar devaluation. Personnel related costs increased approximately $4.2 million. The increase in personnel related costs is primarily due to the U.S. Dollar devaluation and to some extent higher commissions on increased revenues.

Research and Development — Research and development expenses consist primarily of compensation and benefit costs for software developers who develop new products, bug fixes and upgrades to existing products and at times provide engineering support for PCS services, software product managers, quality assurance and technical documentation personnel, associated facilities and IS costs and payments made to outside software development consultants in connection with our ongoing efforts to enhance our core technologies and develop additional products. Research and development expense increased $1.4 million during the second quarter of 2007 when compared to the same period in 2006. Personnel related costs, excluding stock-based compensation, increased approximately $2.1 million. Stock-based compensation decreased by $0.8 million during the three months ended June 30, 2007 as compared to the same period in 2006.

General and Administrative — General and administrative expenses consist primarily of compensation and benefit costs for our executive, finance, legal, human resources, administrative and IS personnel, and professional fees for audit, tax and legal services, associated facilities and IS costs. General and administrative expense increased $3.6 million during the second quarter of 2007 as compared to the same period in 2006. Personnel related costs, excluding stock-based compensation, increased $2.8 million. The increase in personnel related costs was primarily due to additional headcount hired to support the company’s growth. Average headcount in the three months ended June 30, 2007 increased approximately 11% over the same period in 2006. Expenses associated with our stock option investigation and related matters contributed $1.7 million to the overall increase in general and administrative expenses for the three months ended June 30, 2007. These increases were offset slightly by a reduction of $0.9 million in stock-based compensation expense.

Amortization of Other Purchased Intangible Assets — Amortization of other purchased intangible assets includes the amortization of customer lists, trademarks, non-compete agreements and maintenance contracts associated with acquisitions. We expect amortization of other purchased intangible assets within operating expenses to be approximately $2.0 million in each of the remaining two quarters of 2007.

Other Income, Net

Other income, net includes interest income on our investment portfolio, gains and losses from foreign exchange fluctuations and gains or losses on other financial assets as well as a variety of other non-operating expenses, such as costs incurred with operating and maintaining our corporate aircraft (which was sold in the fourth quarter of 2006) and the minority interest in Vizioncore. Other income, net increased to $6.1 million in the second quarter of 2007 from $3.9 million in the second quarter of 2006. Interest income was $5.2 million and $2.2 million in the three months ended June 30, 2007 and 2006, respectively. We had a foreign currency gain of $1.2 million and $1.7 million in the second quarter of 2007 and 2006, respectively. Our foreign currency gains or losses are predominantly attributable to translation gains or losses on net monetary assets, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar.

Income Tax Provision

During the three months ended June 30, 2007, the provision for income taxes increased to $6.1 million from $1.8 million in the comparable period of 2006, representing an increase of $4.3 million. The effective income tax rate for the three months ended June 30, 2007 was approximately 43.3% compared to 20.5% in the comparable period of 2006. The increase in our effective tax rate for the three months is substantially due to the mix of income between high and low tax jurisdictions, the impact of net operating losses and associated valuation allowances in certain foreign jurisdictions (as assessed under FIN No. 18, “Accounting for Income Taxes in Interim Periods”) and the inclusion of interest expense related to prior period unrecognized tax benefits (as assessed under FIN 48).

Comparison of Six Months Ended June 30, 2007 and 2006

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Six Months Ended June 30,		Increase
	2007	2006	Dollars	Percentage
Revenues:
Licenses
North America	$82,573	$81,007	$1,566	1.9%
Rest of World	57,499	48,631	8,868	18.2%

Total license revenues	140,072	129,638	10,434	8.0%

Services
North America	102,476	90,595	11,881	13.1%
Rest of World	49,538	37,345	12,193	32.6%

Total service revenues	152,014	127,940	24,074	18.8%

Total revenues	$292,086	$257,578	$34,508	13.4%

Licenses Revenues — Increased sales of our Windows products was the main driver of license revenue growth over the comparable period in the prior year. Vizioncore’s license sales of our Virtualization products also contributed to our overall license revenue growth. Growth in these product areas was offset slightly by a decrease in license revenues from our Database and Application Management products.

Services Revenues — The primary driver of our 18.8% growth in services revenue was the PCS renewals generated by a larger customer installed base created by license revenue growth from previous periods. PSO decreased on a year-over-year basis due to fewer implementations around our Application Management Solution offerings. Maintenance revenues from our Windows Management and Application Management products and maintenance renewals on our Database Management products were the main drivers of services revenues growth during the period.

Cost of Revenues

Total cost of revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Six Months Ended June 30,		Increase/(Decrease)
	2007	2006	Dollars	Percentage
Cost of revenues:
Licenses	$2,662	$2,505	$157	6.3%
Services	26,517	24,238	2,279	9.4%
Amortization of purchased technology	6,277	6,828	(551)	(8.1)%

Total cost of revenues	$35,456	$33,571	$1,885	5.6%

Cost of Licenses — Cost of licenses as a percentage of license revenues was 1.9% in the six months ended June 30, 2007 and 2006. Cost of licenses as a percentage of total revenues was 0.9% and 1.0% in the six months ended June 30, 2007 and 2006.

Cost of Services — Cost of services as a percentage of service revenues was 17.4% and 18.9% in the six months ended June 30, 2007 and 2006, respectively. Personnel related costs increased approximately $1.1 million. The increase in personnel related costs was primarily due to headcount growth (average headcount in the six months ended June 30, 2007 increased approximately 5% over the same period in 2006). Fees paid to outside professional services consultants in connection with new system implementation support increased $1.1 million as the demand for our professional services exceeded our ability to provide these services.

Amortization of Purchased Technology — The 8.1% decrease in amortization of purchased technology is primarily due to certain purchased technologies being fully amortized prior to January 1, 2007.

Operating Expenses

Total operating expenses and year-over-year changes are as follows (in thousands, except for percentages):

	Six Months Ended June,		Increase/(Decrease)
	2007	2006	Dollars	Percentage
Operating expenses:
Sales and marketing	$129,058	$119,243	$9,815	8.2%
Research and development	58,114	56,282	1,832	3.3%
General and administrative	36,344	30,810	5,534	18.0%
Amortization of other purchased intangible assets	3,129	3,670	(541)	(14.7)%
In-process research and development	—	300	(300)	(100.0)%

Total operating expenses	$226,645	$210,305	$16,340	7.8%

Sales and Marketing — Personnel related costs, excluding stock-based compensation, increased approximately $9.6 million. Stock-based compensation decreased by $0.4 million during the six months ended June 30, 2007 as compared to the same period in 2006. The increase in personnel related costs was primarily due to the U.S. Dollar devaluation and higher commissions on increased revenues and to some extent headcount growth.

Research and Development — Research and development expense increased $1.8 million during the six months ended June 30, 2007 when compared to the same period in 2006. Personnel related costs, excluding stock-based compensation, increased approximately $3.3 million, offset by a $1.8 million reduction in stock-based compensation expense.

General and Administrative — General and administrative expense increased $5.5 million during the six months ended June 30, 2007 as compared to the same period in 2006. Personnel related costs, excluding stock-based compensation, increased $4.4 million. The increase in personnel related costs was primarily due to additional headcount hired to support the company’s growth. Average headcount in the three months ended June 30, 2007 increased approximately 12% over the same period in 2006. Expenses associated with our stock option investigation and related matters contributed $3.6 million to the overall increase in general and administrative expenses for the six months ended June 30, 2007. These increases were offset slightly by a reduction of $1.9 million in stock-based compensation expense.

Amortization of Other Purchased Intangible Assets — The 14.7% decrease in amortization of other purchased intangible assets is primarily due to certain intangible assets being fully amortized prior to January 1, 2007.

In-Process Research and Development — In-process research and development was recorded in connection with our acquisition of AfterMail in January 2006. No such charges were recorded in 2007.

Other Income, Net

Other income, net decreased to a gain of $11.2 million in the six months ended June 30, 2007 from $6.5 million in the same period of 2006. Interest income was $9.6 million and $4.4 million in the six months ended June 30, 2007 and 2006, respectively. We had a foreign currency gain of $1.5 million and $3.0 million in the second quarter of 2007 and 2006, respectively. In the 2006 period other income, net also included costs incurred with operating and maintaining our corporate aircraft which was sold in the fourth quarter of 2006.

Income Tax Provision

During the six months ended June 30, 2007, the provision for income taxes increased to $18.3 million from $5.0 million in the comparable period of 2006, representing an increase of $13.3 million. The effective income tax rate for the six months ended June 30, 2007 was approximately 44.5% compared to 24.7% in the comparable period of 2006. The increase in our effective tax rate for the six months is substantially due to the mix of income between high and low tax jurisdictions, the impact of net operating losses and associated valuation allowances in certain foreign jurisdictions (as assessed under FIN No. 18, “Accounting for Income Taxes in Interim Periods”) and the inclusion of interest expense related to prior period unrecognized tax benefits (as assessed under FIN 48).

Liquidity and Capital Resources

Cash and cash equivalents and marketable securities were approximately $423.6 million and $290.9 million as of June 30, 2007 and 2006, respectively. Cash and cash equivalents consisted of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consisted primarily of short-term investment-grade bonds and United States government and agency securities with original maturities of greater than three months. Our investment objectives were to preserve principal and provide liquidity, while at the same time maximizing market return without significantly increasing risk. We generally hold investments in marketable securities until maturity.

Summarized cash flow information is as follows (in thousands):

	Six Months Ended June 30,		Increase/ (Decrease)
	2007	2006
Cash provided by operating activities	$64,317	$55,916	$8,401
Cash used in investing activities	(18,219)	(27,391)	9,172
Cash provided by financing activities	7	24,164	(24,157)
Effect of exchange rate changes	631	(2,494)	3,125

Net increase in cash and cash equivalents	$46,736	$50,195	$(3,459)

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

The analyses of the changes in our operating assets and liabilities are as follows:

•

Accounts receivable decreased to $103.7 million resulting in a decrease in operating assets, reflecting a cash inflow of $31.6 million for the six months ended June 30, 2007. The decrease in accounts receivable was due to a decrease in day’s sales outstanding (DSO), which is calculated by dividing period end accounts receivable by average daily sales for the quarter, and to a lesser extent daily sales. DSO fell from 73 days at December 31, 2006 to 66 days at June 30, 2007 and our daily sales decreased to $1.6 million for the quarter ended June 30, 2007 compared to $1.8 million for the quarter ended December 31, 2006. Collection of accounts receivable and related DSO could fluctuate in future periods due to the timing and amount of our revenues and their linearity and the effectiveness of our collection efforts.

•

One of the primary cash outflows within operating assets and liabilities during the six months ended June 30, 2007 and 2006 was $30.3 million and $19.5 million, respectively, paid for taxes. The timing of these tax payments and with respect to the 2007 period, the impact from adopting FIN 48, resulted in a reduction to income taxes payable, reflecting a use of cash of $7.6 million and $14.6 million for the six months ended June 30, 2007 and 2006, respectively.

Investing Activities

Our primary source of investing cash flows was proceeds from the sale of marketable securities, typically at maturity. Our primary uses of cash from investing activities were for capital expenditures and cash payments for acquisitions.

Capital expenditures in the six months ended June 30, 2006 included $3.9 million for leasehold improvements and furniture and fixtures for the lease of our new EMEA headquarters office in Maidenhead, United Kingdom.

Cash payments for acquisitions in the six months ended June 30, 2007, consisted of $23.8 million net cash paid for our acquisition of the assets from Workplace Architects, Inc. (excluding cash retained to secure Workplace Architects’

indemnification obligations), and all of the outstanding shares of both Magnum Technologies, Inc. and Invirtus, Inc. Cash payments for acquisitions in the six months ended June 30, 2006, consisted of $15.3 million net cash paid for our acquisition of AfterMail Limited (“AfterMail”) and $3.6 million net cash paid for minority cost method investments in two early stage private companies for business and strategic purposes. In addition to the initial purchase price of these acquisitions, we have potential earn-out payment obligations. Our earn-out payment obligation with respect to all acquisitions completed as of June 30, 2007 was immaterial.

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

Our exposure to foreign exchange risk is composed of the combination of our foreign net profits and losses denominated in currencies other than the U.S. Dollar, as well as our net balances of monetary assets and liabilities in our foreign subsidiaries. These exposures have the potential to produce either gains or losses depending on the directional movement of the foreign currencies versus the U.S. Dollar and our operational profile in foreign subsidiaries. Our cumulative currency gains or losses in any given period may be lessened by the economic benefits of diversification and low correlation between different currencies, but there can be no assurance that this pattern will continue to be true in future periods. During the three and six months ended June 30, 2007, we had a $1.2 million and $1.5 million foreign currency gain, respectively, compared to a $1.7 million and $3.0 million foreign currency gains in the comparable period in 2006.

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

We presently do not intend to liquidate our short and long-term investments prior to their scheduled maturity dates. However, in the event that we did liquidate these investments prior to their scheduled maturities and there were no changes in market interest rates, we could be required to recognize a realized loss on those investments when we liquidate. At June 30, 2007, we have an unrealized loss of $1.0 million on our investments in debt securities compared to $1.8 million at June 30, 2006. Our remaining investment positions and duration of the portfolio would not be materially affected by a 100 basis point shift in interest rates.

Information about our investment portfolio is presented in the table below, which states the amortized book value and related weighted-average interest rates by year of maturity (in thousands):

	Amortized Book Value	Weighted Average Rate
Investments maturing by June 30,
2008 (1)	$263,018	5.04%
2009	—	—%
2010	—	—%
2011	22,830	4.58%
Thereafter	—	—%

Total portfolio	$285,848	5.00%

(1)	Includes cash and cash equivalents of $194.2 million.

Item 4.	Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based on that evaluation, management concluded that, as of that date, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level because of the identification of the material weakness in its internal control over financial reporting, described below, which the Company views as an integral part of its disclosure controls and procedures.

Internal Control over Financial Reporting, Financial Close and Reporting Process

As described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, the Company determined that a material weakness in our internal control over financial reporting related to our financial close and reporting process existed as of December 31, 2006. As of June 30, 2007, this material weakness continued to exist and had not yet been remediated. A description of the material weakness in our internal control over financial reporting related to our financial close and reporting process is provided below.

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

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting that occurred during the second quarter of 2007 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Plan for Remediation of Material Weaknesses

We are undertaking efforts to improve our internal controls over financial reporting and to remediate the material weakness identified above. The identified material weakness was caused, in part, by insufficient staffing of experienced, specialized accounting personnel. Therefore, our remediation plan for the material weakness includes the hiring of additional personnel trained and experienced in the complex accounting areas of revenue recognition and revenue accounting as well as GAAP. In the interim, we have engaged a number of qualified accounting personnel on a temporary basis to compensate for a lack of adequate permanent finance and accounting staff. With these additional resources, management has performed additional analysis and other post-closing procedures in an effort to ensure our Consolidated Financial Statements are fairly stated as of and for the quarter ended June 30, 2007.

We believe that the actions described above and resulting improvement in controls will generally strengthen our disclosure controls and procedures, as well as our internal control over financial reporting, and will, over time, address the material weaknesses that we identified in our internal control over financial reporting as of June 30, 2007. However, because many of the remedial actions we have undertaken are very recent and because they relate, in part, to the hiring of additional personnel and many of the controls in our system of internal controls rely extensively on manual review and approval, the successful operation of these controls for, at least, several fiscal quarters may be required prior to management being able to conclude that the material weakness has been remediated.

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

Matters relating to or arising from our stock option investigation, including regulatory proceedings, litigation matters and potential additional expenses, may adversely affect our business and results of operations

We have restated our consolidated financial statements for periods through March 31, 2006 to reflect the findings of a voluntary, independent investigation of our stock option granting practices and related accounting. This investigation was conducted by a Special Committee of the Board of Directors with the assistance of independent outside legal counsel and outside forensic accounting consultants. To date, we have incurred significant expenses related to legal, accounting, tax and other professional services in connection with the investigation, the related restatements and related regulatory inquiries or proceedings and litigation matters, and may incur significant expenses in the future with respect to such matters. These events, even if resolved favorably, may be time-consuming, expensive and disruptive to normal business operations, and the outcomes of regulatory proceedings or litigation matters are difficult to predict and could have a material adverse effect on our business, results of operations and financial condition.

Although we believe we have made appropriate judgments in determining the financial and tax impacts of our historical stock option granting practices, we cannot provide assurance that the Securities and Exchange Commission (“SEC”) or the Internal Revenue Service (“IRS”) will agree with the manner in which we have accounted for and reported, or not reported, the financial and tax impacts. For a discussion of the judgments underlying the revised measurement dates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006. If the SEC or the IRS disagrees with our financial or tax adjustments or related disclosures and such disagreement results in material changes to our historical financial statements, we may be required to further restate our prior financial statements, amend prior filings with the SEC or take other action that is not currently contemplated.

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

Additionally, as discussed in Note 10 of our Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Report, we currently are engaged in civil litigation with parties that have alleged a variety of claims against Quest and certain of our current and former officers and directors relating to our stock option grant practices and related accounting. Although we and the other defendants intend to defend these claims vigorously, there are many uncertainties associated with any litigation, and we cannot assure you that these actions will be resolved without substantial costs and/or settlement charges. We have entered into indemnification agreements with each of our present and former directors and executive officers under which Quest is required to indemnify each such directors or executive officers against expenses, including attorneys’ fees, judgments, fines and settlements, paid by such individual in connection with the pending litigation (other than indemnified liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest).

The resolution of the pending investigations by the SEC and U.S. Attorney’s Office, the defense of our pending civil litigation and any additional litigation relating to our past stock option grant practices or related restatement of our financial statements could result in significant costs and diversion of the attention of management and other key employees.

If we do not maintain compliance with Nasdaq listing requirements, our common stock could be delisted, which could, negatively impact the trading market for our securities and impact our ability to maintain equity-based stock incentive programs for our employees

As a result of the stock option investigation and the restatement of our consolidated financial statements we could not timely file certain of our periodic reports with the SEC and, accordingly, our Common Stock was subject to delisting from the Nasdaq Global Select Market. With our filing of all delinquent reports we have achieved full compliance with SEC reporting requirements. We were unable to solicit proxies for an annual meeting of shareholders in 2006 because we could not provide an annual report to shareholders, and have not been in compliance with the Nasdaq requirement to hold an annual meeting of shareholders. We have also not held a 2007 annual meeting of shareholders. Our intention is to hold an annual meeting of shareholders as soon as practicable following the filing of all of our delinquent periodic reports.

Our common stock could be delisted if we are required to further restate or amend our filings or if we otherwise do not maintain compliance with applicable listing requirements. If our securities are delisted from the Nasdaq Global Select Market, they would subsequently be transferred to the National Quotation Service Bureau, or “Pink Sheets”. The trading of our common stock through the Pink Sheets might reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, the trading of our common stock through the Pink Sheets could materially and adversely affect our access to the capital markets and our ability to raise capital through alternative financing sources on terms acceptable to us, or to raise capital at all. Securities that trade through the Pink Sheets are no longer eligible for margin loans, and a company trading through the Pink Sheets cannot avail itself of federal preemption of state securities or “blue sky” laws, which adds substantial compliance costs to securities issuances, including pursuant to employee option plans, stock purchase plans and private or public offerings of securities. Increased compliance burdens can also be expected to impact our ability to maintain and administer stock option programs and other forms of equity incentives for our employees, which could also impair our ability to recruit and retain key employees. If we are delisted in the future from the Nasdaq Global Select Market and transferred to the Pink Sheets, we could also be subject to other negative implications, including the potential loss of confidence by suppliers, customers and employees and the loss of institutional investor interest in our securities. Any or all of the foregoing consequences of delisting could adversely affect our business and results of operations.

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

Our international operations and our planned expansion of our international operations expose us to certain risks

We maintain research and development operations primarily in Canada, Australia, Russia and Israel, and continue to expand our international sales activities, with particular focus in Asia Pacific (including Japan), as part of our business strategy. As a percentage of total revenues, total revenues outside of North America was 36.6% for the three and six months ended June 30, 2007 and 32.6% and 33.4% for the three and six months ended June 30, 2006, respectively. As a result, we face increasing risks from our international operations, including, among others:

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