Form 10-Q
period 2007-09-30
QUEST SOFTWARE INC
filed 2007-12-31
CIK 1088033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to __________

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

QUEST SOFTWARE, INC.

FORM 10-Q

QUEST SOFTWARE, INC.

PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$284,556	$286,164
Short-term marketable securities	60,510	80,112
Accounts receivable, net of allowances of $7,927 and $9,312 at September 30, 2007 and December 31, 2006, respectively	109,904	132,983
Prepaid expenses and other current assets	16,153	14,899
Deferred income taxes	11,378	9,800

Total current assets	482,501	523,958
Property and equipment, net	76,213	75,817
Long-term marketable securities	20,993	23,884
Intangible assets, net	75,489	48,136
Goodwill	530,439	445,059
Deferred income taxes	22,230	33,679
Other assets	18,328	11,004

Total assets	$1,226,193	$1,161,537

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,193	$5,182
Accrued compensation	36,369	35,973
Other accrued expenses	35,396	35,949
Income taxes payable	—	27,832
Current portion of deferred revenue	187,022	177,372

Total current liabilities	264,980	282,308
Long-term liabilities:
Long-term portion of deferred revenue	63,194	58,187
Income taxes payable	27,159	—
Other long-term liabilities	2,684	2,129

Total long-term liabilities	93,037	60,316
Commitments and contingencies (Notes 3, 7 and 10)
Shareholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value, 200,000 shares authorized; 101,819 shares issued and outstanding at September 30, 2007 and December 31, 2006	829,555	815,437
Retained earnings	39,436	4,293
Accumulated other comprehensive loss	(815)	(817)

Total shareholders’ equity	868,176	818,913

Total liabilities and shareholders’ equity	$1,226,193	$1,161,537

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Licenses	$69,632	$67,849	$209,704	$197,487
Services	82,518	68,866	234,532	196,806

Total revenues	152,150	136,715	444,236	394,293
Cost of revenues:
Licenses	1,286	1,241	3,949	3,746
Services	13,566	12,148	40,082	36,386
Amortization of purchased technology	3,862	3,450	10,139	10,278

Total cost of revenues	18,714	16,839	54,170	50,410

Gross profit	133,436	119,876	390,066	343,883
Operating expenses:
Sales and marketing	65,227	60,813	194,285	180,056
Research and development	29,749	27,109	87,863	83,391
General and administrative	21,064	18,001	57,409	48,812
Amortization of other purchased intangible assets	1,938	1,541	5,066	5,211
In-process research and development	—	550	—	850

Total operating expenses	117,978	108,014	344,623	318,320

Income from operations	15,458	11,862	45,443	25,563
Other income, net	7,004	1,133	18,197	7,620

Income before income tax provision	22,462	12,995	63,640	33,183
Income tax provision	7,476	2,551	25,812	7,539

Net income	$14,986	$10,444	$37,828	$25,644

Net income per share:
Basic	$0.15	$0.10	$0.37	$0.25

Diluted	$0.14	$0.10	$0.36	$0.25

Weighted average shares:
Basic	101,819	101,794	101,819	101,231
Diluted	105,198	104,090	105,121	103,952

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$37,828	$25,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,593	26,284
Compensation expense associated with stock option grants	13,960	21,252
Deferred income taxes	(5,150)	(15)
Excess tax benefit related to stock-based compensation	—	(6,180)
Provision for bad debts	96	167
In-process research and development	—	850
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	30,882	18,468
Prepaid expenses and other current assets	290	2,094
Other assets	(870)	(1,940)
Accounts payable	(1,307)	966
Accrued compensation	(1,173)	(3,672)
Other accrued expenses	(4,783)	(2,057)
Income taxes payable	(4,031)	(14,553)
Deferred revenue	3,141	23,766
Other liabilities	99	(252)

Net cash provided by operating activities	95,575	90,822
Cash flows from investing activities:
Purchases of property and equipment	(10,105)	(14,288)
Cash paid for acquisitions, net of cash acquired (1)	(107,585)	(17,472)
Purchases of cost method investments	(6,097)	(3,803)
Sales and maturities of marketable securities	26,984	32,856

Net cash used in investing activities	(96,803)	(2,707)
Cash flows from financing activities:
Repayment of capital lease obligations	(147)	(199)
Proceeds from the exercise of stock options	158	18,825
Excess tax benefit related to stock-based compensation	—	6,180

Net cash provided by financing activities	11	24,806
Effect of exchange rate changes on cash and cash equivalents	(391)	(2,842)

Net (decrease) increase in cash and cash equivalents	(1,608)	110,079
Cash and cash equivalents, beginning of period	286,164	121,025

Cash and cash equivalents, end of period	$284,556	$231,104

Supplemental disclosures of consolidated cash flow information:
Cash paid for interest	$75	$45

Cash paid for income taxes	$34,420	$22,341

Supplemental schedule of non-cash investing and financing activities:
Unrealized gain on available-for-sale securities	$2	$584

Capital lease additions	$275	$—

Unpaid purchases of property and equipment	$802	$688

(1)	See Note 3 for details of assets acquired and liabilities assumed in purchase transactions.

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$14,986	$10,444	$37,828	$25,644
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of tax	153	682	2	584

Comprehensive income	$15,139	$11,126	$37,830	$26,228

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and Basis of Presentation

Quest Software, Inc. (“Quest,” the “Company,” “we,” “us” or “our”) was incorporated in California in 1987 and is a leading developer and vendor of application, database and Windows management software products. We also provide consulting, training, and support services to our customers. Our accompanying unaudited condensed consolidated financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006, reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Like SFAS 141R discussed above, earlier adoption is prohibited. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS 160 on our consolidated financial position, results of operations and cash flows.

2.	Stock Based Compensation

We have authorized the issuance of an aggregate of 38.5 million shares of common stock to empl oyees, directors and consultants under the Quest Software, Inc. 1999 Stock Incentive Plan, as amended (the “1999 Plan”) and the Quest Software, Inc. 2001 Stock Incentive Plan (the “2001 Plan” and, together with the 1999 Plan, the “Plans”). Non-qualified stock options granted under the Plans generally have a 10-year life and vest ratably over a four to five year period, generally at the rate of 20% one year after the grant date and 10% semi-annually thereafter. The exercise price of all options granted under the Plans is to be established by the Plan Administrator; provided, however, that the Plans were amended in November 2007 to require that the exercise price of stock options shall not be less than the market value of our common stock on the date of grant. The Plan Administrator for the Plans is the Compensation Committee of the Board of Directors, with certain authority delegated to a secondary committee pursuant to the terms of Plans. As of September 30, 2007, 5.5 million shares were available for grant under the Plans. No options were granted or exercised during the three and nine months ended September 30, 2007.

We account for stock-based compensation awards in accordance with the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, which requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period. We recognized stock-based compensation expense of $4.3 million and $14.0 million, or $2.8 million and $8.3 million net of tax, in our condensed consolidated income statements for the three and nine months ended September 30, 2007 as compared to compensation expense of $6.6 million and $20.6 million, or $5.3 million and $15.9 million net of tax, for the three and nine months ended September 30, 2006. The decrease in stock-based compensation expense is primarily due to the fact that no options have been granted since September 2006.

The following table presents the income statement classification of stock-based compensation expense, including the impact of related payroll taxes, for the three and nine months ended September 30, 2007 and 2006 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of licenses	$1	$1	$4	$6
Cost of services	267	281	774	945
Sales and marketing	1,666	2,329	5,569	6,600
Research and development	1,527	2,200	5,105	7,542
General and administrative	790	1,759	2,571	5,473

Reduction of income from operations and income before income tax provision	4,251	6,570	14,023	20,566
Income tax effect using the effective tax rate for each period	1,415	1,289	5,688	4,672

Reduction of net income	$2,836	$5,281	$8,335	$15,894

Reduction of net income per share:
Basic	$0.03	$0.05	$0.08	$0.16

Diluted	$0.03	$0.05	$0.08	$0.15

As of September 30, 2007, total unrecognized stock-based compensation cost related to unvested stock options was $32.8 million, which is expected to be recognized over a weighted-average period of 2.7 years.

3.	Acquisitions

2007 Acquisitions

ScriptLogic Corporation – In August 2007 we acquired ScriptLogic Corporation (“ScriptLogic”), a privately held company that provides systems lifecycle management solutions for Windows-based networks, for purchase consideration of approximately $89.5 million, including $0.6 million in transaction costs. In connection with the acquisition, Quest also offered key members of the management team of ScriptLogic an opportunity to participate in a post-closing incentive bonus plan in an aggregate amount of up to $8.0 million payable over a four-year period (the “Incentive Plan”). A portion of the payments under the Incentive Plan will be based on the satisfaction of financial performance objectives and a portion of the payments will be based solely on continued employment. All bonus payments will be recorded as compensation expense in the periods such bonuses are earned. Of the cash amount paid at closing, $12.0 million was deposited in an escrow account to secure certain indemnification obligations of the selling shareholders.

The acquisition has been accounted for as a purchase and the purchase price has been allocated primarily to goodwill and other intangible assets. Total goodwill of $65.1 million was assigned $39.1 million and $26.0 million to the license and service segments of our business, respectively, and is not expected to be deductible for tax purposes. Goodwill allocation of 60% to licenses and 40% to services is based on both historical and projected relative contribution from licenses and services revenues. Actual results of operations of ScriptLogic are included in our condensed consolidated financial statements from the date of acquisition. Our preliminary allocation of the purchase price to assets and liabilities was as follows (in thousands):

Current assets	$14,512
Acquired technologies with a useful life of 5.0 years	18,200
Customer relationships with a useful life of 5.0 years	11,600
Trade name with an indefinite useful life	6,500
Goodwill	65,115
Other non-current assets	2,154
Other current liabilities	(3,060)
Current and non-current deferred revenue	(11,022)
Non-current deferred tax liability	(14,520)

Total purchase price	$89,479

The allocation of the purchase price is preliminary and is expected to be finalized before the end of 2007.

Other Acquisitions – We completed three other acquisitions during the nine months ended September 30, 2007, each of which have been fully consolidated. The aggregate consideration paid for these transactions totaled $24.6 million paid in cash, including $0.4 million of transaction costs, and was allocated as follows: $20.3 million to goodwill, $6.3 million to intangible assets and $2.0 million to assumed liabilities, net of tangible assets acquired. Actual results of operations of these acquisitions are included in our consolidated financial statements from the effective dates of the acquisitions.

The following represents the aggregate allocation of the purchase price for these three acquired companies to intangible assets (table in thousands):

Acquired technology with a weighted average useful life of 4.2 years	$5,305
Customer relationships with a weighted average useful life of 4.9 years	665
Non-compete agreements with a weighted average useful life of 2.0 years	291

Total intangible assets	$6,261

The pro forma effects of all 2007 acquisitions, individually or in the aggregate, would not have been material to our results of operations for the three and nine months ended September 30, 2007 and fiscal 2006 and, therefore, are not presented.

2006 Acquisitions

We completed two acquisitions during the nine months ended September 30, 2006, both of which have been fully consolidated. The aggregate consideration paid for these transactions totaled $17.6 million paid in cash, including $0.6 million of transaction costs, and was allocated as follows: $13.8 million to goodwill, $3.6 million to intangible assets, $0.9 million to In Process Research and Development (“IPR&D”), and $0.7 million to assumed liabilities, net of tangible assets acquired. Actual results of operations of these acquisitions are included in our consolidated financial statements from the effective dates of the acquisitions.

The following represents the aggregate allocation of the purchase price for the two companies to intangible assets and IPR&D (table in thousands):

Acquired technology with a weighted average useful life of 3.0 years	$3,120
Customer relationships with a weighted average useful life of 4.8 years	340
Non-compete agreements with a weighted average useful life of 2.6 years	90
Acquired IPR&D	850

Total intangible assets and IPR&D	$4,400

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

The pro forma effects of all 2006 acquisitions, individually or in the aggregate, would not have been material to our results of operations for the three and nine months ended September 30, 2007 and fiscal 2006 and, therefore, are not presented in a pro forma table.

4.	Goodwill and Intangible Assets, Net

Intangible assets, net are comprised of the following (in thousands):

	September 30, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$118,856	$(73,433)	$45,423	$95,351	$(63,291)	$32,060
Customer relationships	33,676	(15,468)	18,208	21,411	(13,677)	7,734
Existing maintenance contracts	4,020	(2,566)	1,454	4,020	(1,981)	2,039
Non-compete agreements	10,506	(8,791)	1,715	10,215	(6,908)	3,307
Trademarks (1)	12,470	(3,781)	8,689	5,970	(2,974)	2,996

Total intangible assets	$179,528	$(104,039)	$75,489	$136,967	$(88,831)	$48,136

(1)	Includes a $6.5 million trade name from our acquisition of ScriptLogic that has an indefinite useful life, as such is not being amortized.

Amortization expense for intangible assets was $5.8 million and $15.2 million for the three and nine months ended September 30, 2007, respectively. This compares to $5.0 million and $15.5 million for the three and nine months ended September 30, 2006, respectively. Estimated annual amortization expense related to intangible assets reflected on our September 30, 2007 balance sheet is as follows (in thousands):

Estimated Annual Amortization Expense
2007 (remaining quarter)	$6,380
2008	22,792
2009	16,099
2010	11,180
2011 and thereafter (1)	12,538

Total accumulated amortization (2)	$68,989

(1)	All intangible assets, excluding the ScriptLogic trade name, are expected to be fully amortized by the end of 2012.

(2)	The difference between total accumulated amortization and the intangible asset, net amount in the table above is due to the $6.5 million trade name recorded with our acquisition of ScriptLogic that is not being amortized.

The changes in the carrying amount of goodwill by reportable operating segment for the nine months ended September 30, 2007 are as follows (in thousands):

	Licenses	Services	Total
Balance as of December 31, 2006	$345,218	$99,841	$445,059
Acquisitions	51,228	34,152	85,380

Balance as of September 30, 2007	$396,446	$133,993	$530,439

5.	Cost Method Investments

We have in the past made, and plan to continue to make, minority cost method investments in early stage private companies for business and strategic purposes. We made a minority cost method investment of $6.1 million in an early stage private company during the three months ended September 30, 2007. We made minority cost method investments, aggregating $3.8 million in three early stage private companies during the nine months ended September 30, 2006. These investments were accounted for under the cost method, as the equity securities do not have a readily determined market value and we do not have the ability to exercise significant influence. Our cumulative investments in non-consolidated companies are included as part of other assets in our condensed consolidated balance sheet at September 30, 2007 and were valued at $11.7 million.

6.	Other Income, Net

Other income, net consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income	$4,504	$3,125	$14,137	$7,506
Interest expense	(45)	(8)	(127)	(78)
Foreign currency gain (loss), net	2,829	(435)	4,289	2,551
Other (1)	(284)	(1,549)	(102)	(2,359)

Total other income, net	$7,004	$1,133	$18,197	$7,620

(1)	The “other” category includes several components, of which the majority in 2006 relates to costs incurred with operating and maintaining our corporate aircraft (which was sold in November 2006). Adjustments for the minority interest in Vizioncore’s net income (loss), which was not material during the three and nine months ended September 30, 2007 or 2006, are also included in this “other” category.

7.	Income Tax Provision

Effective Tax Rate. During the three and nine months ended September 30, 2007, the provision for income taxes increased to $7.5 million and $25.8 million, respectively, from $2.6 million and $7.5 million in the comparable periods of 2006, representing an increase of $4.9 million and $18.3 million. The effective income tax rate for the three and nine months ended September 30, 2007 was approximately 33.3% and 40.6%, respectively, compared to 19.6% and 22.7% in the comparable periods of 2006. The increase in our effective tax rate for the three and nine months is substantially due to the mix of income between high and low tax jurisdictions, the impact of net operating losses and associated valuation allowances in certain foreign jurisdictions (as assessed under FIN No. 18, “Accounting for Income Taxes in Interim Periods”) and the inclusion of interest expense related to prior period unrecognized tax benefits (as assessed under FIN 48).

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

In conjunction with the adoption of FIN 48, we have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. Penalties and tax-related interest expense are reported as a component of our income tax provision. As of September 30 and January 1, 2007, the total amount of accrued income tax-related interest and penalties included in the Condensed Consolidated Balance Sheets was approximately $2.6 million and $1.5 million, respectively.

As of September 30, 2007, we are no longer subject to U.S. federal audits for years through December 31, 2002. We were also subject to examination in various state and foreign jurisdictions for the 1997-2006 tax years. We are currently under examination by the Internal Revenue Service for the 2004 tax year and the French Tax Authority for the 2001-2004 tax years.

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

The table below sets forth the reconciliation of the denominator of the earnings per share calculation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Shares used in computing basic net income per share	101,819	101,794	101,819	101,231
Dilutive effect of stock options (1)	3,379	2,296	3,302	2,721

Shares used in computing diluted net income per share	105,198	104,090	105,121	103,952

(1)	Options to purchase 8.5 million and 13.6 million shares of common stock during the three months ended September 30, 2007 and 2006, respectively, and 9.0 million and 12.6 million shares of common stock during the nine months ended September 30, 2007 and 2006, respectively, were outstanding but were not included in the computation of net income per share as inclusion would have been anti-dilutive.

9.	Geographic and Segment Information

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

Reportable segment data for the three and nine months ended September 30, 2007 and 2006, respectively, is as follows (in thousands):

	Licenses	Services	Total
Three months ended September 30, 2007
Revenues	$69,632	$82,518	$152,150
Cost of Revenues	5,148	13,566	18,714

Gross profit	$64,484	$68,952	$133,436

Three months ended September 30, 2006
Revenues	$67,849	$68,866	$136,715
Cost of Revenues	4,691	12,148	16,839

Gross profit	$63,158	$56,718	$119,876

Nine months ended September 30, 2007
Revenues	$209,704	$234,532	$444,236

Cost of Revenues	14,088	40,082	54,170

Gross profit	$195,616	$194,450	$390,066

Nine months ended September 30, 2006
Revenues	$197,487	$196,806	$394,293
Cost of Revenues	14,024	36,386	50,410

Gross profit	$183,463	$160,420	$343,883

Revenues are attributed to geographic areas based on the location of the entity to which the products or services were delivered. Revenues and long-lived assets concerning principal geographic areas in which we operate are as follows (in thousands):

	United States	United Kingdom	Other International (2)	Total
Three months ended September 30, 2007:
Revenues	$94,286	$16,627	$41,237	$152,150
Long-lived assets (1)	$76,744	$4,853	$12,944	$94,541
Three months ended September 30, 2006:
Revenues	$82,458	$18,499	$35,758	$136,715
Long-lived assets (1)	$84,340	$6,153	$8,468	$98,961
Nine months ended September 30, 2007:
Revenues	$268,786	$53,442	$122,008	$444,236
Long-lived assets (1)	$76,744	$4,853	$12,944	$94,541
Nine months ended September 30, 2006:
Revenues	$244,139	$49,846	$100,308	$394,293
Long-lived assets (1)	$84,340	$6,153	$8,468	$98,961

(1)	Consists of property and equipment, net and other assets.

(2)	No single country within Other International accounts for greater than 10% of revenues.

10.	Commitments and Contingencies

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

Acquisitions. The Company has entered into escrow agreements with acquired companies to satisfy certain indemnification obligations of selling shareholders. Certain of these escrow agreements designate Quest as the holder of the escrow money. As of September 30, 2007, we hold approximately $1.6 million in cash related to these agreements, all of which is included in cash and cash equivalents.

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

In 2000, we received a note receivable with a face amount of $15.8 million from one of our then executive officers for the purchase of 339,200 shares of our common stock at a purchase price of $46.50 per share. The officer granted Quest a security interest in the shares and also assigned, transferred, and pledged the shares to Quest in order to secure his obligations under the Note. The Company maintains physical possession of the certificates representing the shares purchased as collateral until payment of the principal and interest under the note is made. The former officer remained employed by Quest as of September 30, 2007. The maturity date of the note receivable was August 2007, when the principal amount and accrued interest became due and payable. The note receivable bears interest at 6.33% per annum. We are pursuing collection. The note receivable is deemed to be a non-recourse obligation of the former officer for financial reporting purposes as such we recorded the note as a reduction to shareholders’ equity in accordance with Emerging Issues Task Force Issue No. 85-1, Classifying Notes Received for Capital Stock, and recorded a corresponding credit to common stock.

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

Overview

During the third quarter we noted that changes made previously within our sales organization were slower than planned at taking affect. This, coupled with a more price competitive market led by the platform vendors placed downward pressure on our license revenue growth rate. As such, license revenue growth was primarily derived from our investment in Vizioncore and a partial quarter’s worth of license revenue from the acquisition of ScriptLogic Corporation (“ScriptLogic”). While the aforementioned items accounted for the impact to license revenues, our services revenue continued to grow across all product lines. During the quarter our services revenue growth rate was three times the rate of growth for our license business during the quarter. Thus, as the maintenance component of our services revenue carries overall lower selling expenses, we were able to generate an increase in income from operations despite a lower rate of growth in license revenues. Exiting the third quarter we made further refinements to our North American sales organization to improve execution and better compete in the market.

In August 2007 we acquired ScriptLogic, a privately held company that provides systems lifecycle management solutions for Windows-based networks. Revenues from sales of ScriptLogic products will be included in our revenues from core Windows Management products. Actual results of operations of ScriptLogic are included in our condensed consolidated financial statements from the date of acquisition.

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

We also provide PSO services which relate to installation of our products and do not include significant customization to or development of the underlying software code. Revenue is allocated to PSO services based on VSOE of fair value and recognized as the services are performed. Such revenues represent 11.7% and 11.6% of total service revenues for the three and nine months ended September 30, 2007, respectively, and 13.2% and 13.6% for the three and nine months ended September 30, 2006, respectively.

Total revenues for the nine months ended September 30, 2007, includes approximately $5.5 million of revenue as a result of a change to the Company’s revenue recognition practices for certain large reseller transactions. In 2006 and prior years, revenue from those transactions was deferred until the related reseller account receivable was collected. The modified practice of recognizing revenue at the time of sale has been implemented effective as of January 1, 2007 due to a change in circumstances involving improved cash collection histories with these resellers.

Our primary expenses are our personnel costs, which include compensation, benefits and payroll related taxes, which are a function of our world-wide headcount. We estimate that these personnel related costs represented approximately 67% of total expenses in the three and nine months ended September 30, 2007 and 2006. Our full-time employee headcount at the end of the third quarter in 2007 was approximately 3,150 compared to approximately 2,880 at the end of the third quarter in 2006 with the increase due primarily to our acquisition of ScriptLogic in August 2007. Total stock-based compensation expense and related payroll taxes decreased from $6.6 million and $20.6 million in the three and nine months ended September 30, 2006 to $4.3 million and $14.0 million in the three and nine months ended September 30, 2007, representing a 35% and 32% year-over-year change for the three and nine month periods, respectively, due primarily to the fact that no option awards have been granted since September 2006. With the filing of this report and our other 2007 quarterly reports we expect option granting activity to resume in the first quarter of 2008.

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

Our foreign currency gains or losses are predominantly attributable to translation gains or losses on our net balances of monetary assets and liabilities in our foreign subsidiaries, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar. The foreign currency translation adjustments to these balance sheet items are calculated by comparing the currency spot rates at the end of a quarter to the spot rates at the end of the previous quarter. On this basis, we recorded in other income, net, a gain of $2.8 million and $4.3 million for the three and nine months ended September 30, 2007, respectively, and a loss of $0.4 million and gain of $2.6 million in the same periods of 2006, representing a year-over-year change of 751% and 68% for the three and nine month periods, respectively.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to revenue recognition, asset valuations (including accounts receivable, goodwill and intangible assets), stock-based compensation, income taxes and functional currencies for purpose of consolidation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets, and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of the critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments listed above are discussed further in our Annual Report on Form 10-K for fiscal 2006 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no material changes to our critical accounting policies or estimates during the nine months ended September 30, 2007, except for a change in our revenue recognition practices for reseller transactions described below and our adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), discussed under the heading “Recently Adopted Accounting Pronouncements.”

We modified our practice of recognizing revenue from certain large reseller transactions at the time of sale as of January 1, 2007 due to a change in circumstances involving improved cash collection histories with these resellers. Total revenues for the nine months ended September 30, 2007 includes approximately $5.5 million of revenue as a result of this change. In 2006 and prior years, revenue from those transactions was deferred until the related reseller account receivable was collected.

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

See Note 1 of our Notes to Condensed Consolidated Financial Statements for information regarding recently issued accounting pronouncements.

Results of Operations

Except as otherwise indicated, the following are percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Licenses	45.8%	49.6%	47.2%	50.1%
Services	54.2	50.4	52.8	49.9

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Licenses	0.8	0.9	0.9	1.0
Services	8.9	8.9	9.0	9.2
Amortization of purchased technology	2.5	2.5	2.3	2.6

Total cost of revenues	12.2	12.3	12.2	12.8

Gross profit	87.8	87.7	87.8	87.2
Operating expenses:
Sales and marketing	42.9	44.5	43.7	45.7
Research and development	19.6	19.8	19.8	21.1
General and administrative	13.8	13.2	12.9	12.4
Amortization of other purchased intangible assets	1.3	1.1	1.1	1.3

In-process research and development	—	0.4	—	0.2

Total operating expenses	77.6	79.0	77.5	80.7

Income from operations	10.2	8.7	10.3	6.5
Other income, net	4.6	0.8	4.1	1.9

Income before income tax provision	14.8	9.5	14.4	8.4
Income tax provision	4.9	1.9	5.8	1.9

Net income	9.9%	7.6%	8.6%	6.5%

Comparison of Three Months Ended September 30, 2007 and 2006

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended September 30,		Increase/(Decrease)
	2007	2006	Dollars	Percentage
Revenues:
Licenses
North America	$43,325	$39,980	$3,345	8.4%
Rest of World	26,307	27,869	(1,562)	(5.6)%

Total license revenues	69,632	67,849	1,783	2.6%

Services
North America	55,356	47,546	7,810	16.4%
Rest of World	27,162	21,320	5,842	27.4%

Total service revenues	82,518	68,866	13,652	19.8%

Total revenues	$152,150	$136,715	$15,435	11.3%

Licenses Revenues — Our Virtualization products by Vizioncore were the main contributor to our overall license revenue growth. License revenues from our Windows Management products were flat despite the positive contribution from the acquisition of ScriptLogic, which was acquired on August 8, 2007. We noted declines within our Application Management product area.

Services Revenues — The primary driver of our 19.8% growth in services revenue was the PCS renewals generated by a larger customer installed base created by license revenue growth from previous periods. PSO increased on a year-over-year basis due to implementations around our Application and Windows Management solutions.

Cost of Revenues

Total cost of revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended September 30,		Increase
	2007	2006	Dollars	Percentage
Cost of revenues:
Licenses	$1,286	$1,241	$45	3.6%
Services	13,566	12,148	1,418	11.7%
Amortization of purchased technology	3,862	3,450	412	11.9%

Total cost of revenues	$18,714	$16,839	$1,875	11.1%

Cost of Licenses — Cost of licenses primarily consists of third-party software royalties, product packaging, documentation, duplication, delivery and personnel costs. Cost of licenses as a percentage of license revenues was 1.8% for the three months ended September 30, 2007 and 2006.

Cost of Services — Cost of services primarily consists of personnel, outside consultants, facilities and systems costs used in providing PCS and PSO. Cost of services does not include development costs related to bug fixes and upgrades which are classified in research and development and which are not separately determinable. Personnel related costs increased by approximately $1.1 million, primarily due to growth in technical support headcount. Average headcount related to our technical support group increased approximately 12%. Cost of services as a percentage of service revenues was 16.4% and 17.6% in the three months ended September 30, 2007 and 2006, respectively.

Amortization of Purchased Technology — Amortization of purchased technology includes amortization of the fair value of acquired technology associated with acquisitions. The 11.9% increase in amortization of purchased technology is due to technology acquired in the second and third quarters of 2007, partially offset by other purchased technologies being fully amortized prior to the quarter ended September 30, 2007. We expect amortization of purchased technology within the cost of revenues arising from acquisitions completed prior to September 30, 2007 to be $4.2 million for the remaining quarter of 2007.

Operating Expenses

Total operating expenses and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended September 30,		Increase/(Decrease)
	2007	2006	Dollars	Percentage
Operating expenses:
Sales and marketing	$65,227	$60,813	$4,414	7.3%
Research and development	29,749	27,109	2,640	9.7%
General and administrative	21,064	18,001	3,063	17.0%
Amortization of other purchased intangible assets	1,938	1,541	397	25.8%
In-process research and development	—	550	(550)	(100)%

Total operating expenses	$117,978	$108,014	$9,964	9.2%

Sales and Marketing — Sales and marketing expenses consist primarily of compensation and benefit costs for sales and marketing personnel, sales commissions, related facilities and information systems (“IS”) costs, and costs of trade shows, travel and entertainment and various discretionary marketing programs. Sales and marketing expense increased $4.4 million during the three months ended September 30, 2007 as compared to the same period in 2006. Personnel related costs increased approximately $3.3 million. The increase in personnel related costs is primarily due to a 7% increase in average headcount within our direct sales and system engineering groups. The addition of ScriptLogic headcount contributed to this increase.

Research and Development — Research and development expenses consist primarily of compensation and benefit costs for software developers who develop new products, bug fixes and upgrades to existing products and at times provide engineering support for PCS services, software product managers, quality assurance and technical documentation personnel, associated facilities and IS costs and payments made to outside software development consultants in connection with our ongoing efforts to enhance our core technologies and develop additional products. Research and development expense increased $2.6 million during the third quarter of 2007 when compared to the same period in 2006. Personnel related costs, excluding stock-based compensation, increased approximately $2.6 million. Stock-based compensation decreased by $0.7 million during the three months ended September 30, 2007 as compared to the same period in 2006.

General and Administrative — General and administrative expenses consist primarily of compensation and benefit costs for our executive, finance, legal, human resources, administrative and IS personnel, and professional fees for audit, tax and legal services, associated facilities and IS costs. General and administrative expense increased $3.1 million during the third quarter of 2007 as compared to the same period in 2006. Personnel related costs, excluding stock-based compensation, increased $2.5 million. The increase in personnel related costs was primarily due to an 18% increase in headcount hired to support the company’s growth. The additional ScriptLogic headcount contributed to this increase. Professional consulting and legal fees increased by approximately $1.9 million. These increases were partially offset by a reduction of $1.0 million in stock-based compensation expense.

Amortization of Other Purchased Intangible Assets — Amortization of other purchased intangible assets includes the amortization of customer lists, trademarks, non-compete agreements and maintenance contracts associated with acquisitions. We expect amortization of other purchased intangible assets within operating expenses arising from acquisitions completed prior to September 30, 2007 to be $2.1 million for the remaining quarter of 2007

In-Process Research and Development — In-process research and development expenses relate to in-process technology acquired from Charonware in July 2006. These costs were charged to operations as the technologies had not reached technological feasibility and did not have alternative future uses at the date of acquisition.

Other Income, Net

Other income, net includes interest income on our investment portfolio, gains and losses from foreign exchange fluctuations and gains or losses on other financial assets as well as a variety of other non-operating expenses, such as costs incurred with operating and maintaining our corporate aircraft (which was sold in the fourth quarter of 2006) and the minority interest in Vizioncore. Other income, net increased to $7.0 million in the third quarter of 2007 from $1.1 million in the third quarter of 2006. Costs related to operating and maintaining our corporate aircraft was $1.6 million in the three months ended September 30, 2006 with no such costs in 2007. Interest income was $4.5 million and $3.1 million in the three months ended September 30, 2007 and 2006, respectively. We had a foreign currency gain of $2.8 million in the 2007 quarter compared to a $0.4 million loss in the 2006 quarter. Our foreign currency gains or losses are predominantly attributable to translation gains or losses on net monetary assets, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar.

Income Tax Provision

During the three months ended September 30, 2007, the provision for income taxes increased to $7.5 million from $2.6 million in the comparable period of 2006, representing an increase of $4.9 million. The effective income tax rate for the three months ended September 30, 2007 was approximately 33.3% compared to 19.6% in the comparable period of 2006. The increase in our effective tax rate for the three months is substantially due to the mix of income between high and low tax jurisdictions, the impact of net operating losses and associated valuation allowances in certain foreign jurisdictions (as assessed under FIN No. 18, “Accounting for Income Taxes in Interim Periods”) and the inclusion of interest expense related to prior period unrecognized tax benefits (as assessed under FIN 48).

Comparison of Nine Months Ended September 30, 2007 and 2006

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Nine Months Ended September 30,		Increase
	2007	2006	Dollars	Percentage
Licenses
North America	$125,898	$120,987	$4,911	4.1%
Rest of World	83,806	76,500	7,306	9.6%

Total license revenues	209,704	197,487	12,217	6.2%

Services
North America	157,832	138,141	19,691	14.3%
Rest of World	76,700	58,665	18,035	30.7%

Total service revenues	234,532	196,806	37,726	19.2%

Total revenues	$444,236	$394,293	$49,943	12.7%

Licenses Revenues — Increased sales of our Windows products, including the positive contribution from the acquisition of ScriptLogic, continued to be the main driver of license revenue growth over the comparable period in the prior year. Vizioncore’s license sales of our Virtualization products also contributed to our overall license revenue growth. Growth in these product areas was offset by a decrease in license revenues from our Database and Application Management products.

Services Revenues — The primary driver of our 19.2% growth in services revenue was the PCS renewals across all product areas generated by a larger customer installed base created by license revenue growth from previous periods. PSO increased on a year-over-year basis due to implementations around our Windows and Database Management solutions.

Cost of Revenues

Total cost of revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Nine Months Ended September 30,		Increase/(Decrease)
	2007	2006	Dollars	Percentage
Cost of revenues:
Licenses	$3,949	$3,746	$203	5.4%
Services	40,082	36,386	3,696	10.2%
Amortization of purchased technology	10,139	10,278	(139)	(1.4)%

Total cost of revenues	$54,170	$50,410	$3,760	7.5%

Cost of Licenses — Cost of licenses as a percentage of license revenues was 1.9% for the nine months ended September 30, 2007 and 2006, respectively.

Cost of Services — Cost of services as a percentage of service revenues was 17.1% and 18.5% in the nine months ended September 30, 2007 and 2006, respectively. Personnel related costs increased approximately $2.2 million. The increase in personnel related costs was primarily due to a 10% increase in technical support headcount. Fees paid to outside professional services consultants in connection with new system implementation support increased $1.0 million as the demand for our professional services exceeded our ability to provide these services.

Amortization of Purchased Technology — The 1.4% decrease in amortization of purchased technology is primarily due to certain purchased technologies being fully amortized prior to January 1, 2007.

Operating Expenses

Total operating expenses and year-over-year changes are as follows (in thousands, except for percentages):

	Nine Months Ended September 30,		Increase/(Decrease)
	2007	2006	Dollars	Percentage
Operating expenses:
Sales and marketing	$194,285	$180,056	$14,229	7.9%
Research and development	87,863	83,391	4,472	5.4%
General and administrative	57,409	48,812	8,597	17.6%
Amortization of other purchased intangible assets	5,066	5,211	(145)	(2.8)%
In-process research and development	—	850	(850)	(100.0)%

Total operating expenses	$344,623	$318,320	$26,303	8.3%

Sales and Marketing — Personnel related costs, excluding stock-based compensation, increased approximately $13.5 million. Stock-based compensation decreased by $1.0 million during the nine months ended September 30, 2007 as compared to the same period in 2006. The increase in personnel related costs is primarily due to a 4% increase in average headcount within our direct sales and system engineering groups. The addition of ScriptLogic headcount contributed to this increase. Also the U.S. Dollar devaluation contributed approximately $4.7 million to the overall increase in sales and marketing expense, $3.3 million of which is included in the increase in personnel related costs stated above.

Research and Development — Research and development expense increased $4.5 million during the nine months ended September 30, 2007 when compared to the same period in 2006. Personnel related costs, excluding stock-based compensation, increased approximately $5.9 million, offset by a $2.4 million reduction in stock-based compensation expense.

General and Administrative — General and administrative expense increased $8.6 million during the nine months ended September 30, 2007 as compared to the same period in 2006. Personnel related costs, excluding stock-based compensation, increased $6.9 million. The period-over-period change in personnel related costs was primarily due to an increase of 14% in average headcount hired to support the company’s growth. The addition of ScriptLogic headcount contributed to this increase. Fees associated with the investigation of our historical stock option grant practices and related accounting that was conducted by the special committee of independent directors contributed $2.6 million to the overall increase in general and administrative expenses for the nine months ended September 30, 2007. These increases were offset slightly by a reduction of $2.9 million in stock-based compensation expense.

Amortization of Other Purchased Intangible Assets — The 2.8% decrease in amortization of other purchased intangible assets is primarily due to certain intangible assets being fully amortized prior to January 1, 2007.

In-Process Research and Development — In-process research and development expenses relate to in-process technology acquired from AfterMail in January of 2006 and Charonware in July of 2006. These costs were charged to operations as the technologies had not reached technological feasibility and did not have alternative future uses at the date of acquisition.

Other Income, Net

Other income, net increased to $18.2 million in the nine months ended September 30, 2007 from $7.6 million in the same period of 2006. Interest income was $14.1 million and $7.5 million in the nine months ended September 30, 2007 and 2006, respectively. We had a foreign currency gain of $4.3 million and $2.6 million in the 2007 and 2006 periods, respectively. In the 2006 period other income, net also included costs incurred with operating and maintaining our corporate aircraft which was sold in the fourth quarter of 2006.

Income Tax Provision

During the nine months ended September 30, 2007, the provision for income taxes increased to $25.8 million from $7.5 million in the comparable period of 2006, representing an increase of $18.3 million. The effective income tax rate for the nine months ended September 30, 2007 was approximately 40.6% compared to 22.7% in the comparable period of 2006. The increase in our effective tax rate for the nine months is substantially due to the mix of income between high and low tax jurisdictions, the impact of net operating losses and associated valuation allowances in certain foreign jurisdictions (as assessed under FIN No. 18, “Accounting for Income Taxes in Interim Periods”) and the inclusion of interest expense related to prior period unrecognized tax benefits (as assessed under FIN 48).

Liquidity and Capital Resources

Cash and cash equivalents and marketable securities were approximately $366.1 million and $320.7 million as of September 30, 2007 and 2006, respectively. Cash and cash equivalents consisted of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consisted primarily of short-term investment-grade bonds and United States government and agency securities with original maturities of greater than three months. Our investment objectives were to preserve principal and provide liquidity, while at the same time maximizing market return without significantly increasing risk. We generally hold investments in marketable securities until maturity.

Summarized cash flow information is as follows (in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)
	2007	2006
Cash provided by operating activities	$95,575	$90,822	$4,753
Cash used in investing activities	(96,803)	(2,707)	(94,096)
Cash provided by financing activities	11	24,806	(24,795)
Effect of exchange rate changes	(391)	(2,842)	2,451

Net increase (decrease) in cash and cash equivalents	$(1,608)	$110,079	$(111,687)

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

The analyses of the changes in our operating assets and liabilities are as follows:

•

Accounts receivable decreased to $109.9 million due to a decrease in daily sales and day’s sales outstanding (“DSO”), which resulted in a decrease in operating assets, reflecting a cash inflow of $30.9 million for the nine months ended September 30, 2007. The remaining difference in the change in accounts receivable of $(7.8) million, relating to the impact of non-cash foreign currency translation adjustments, is presented as part of the “effect of exchange rate changes on cash and cash equivalents” section of our condensed consolidated statements of cash flows. DSO is calculated by dividing the period end accounts receivable by the average daily sales for the quarter. DSO fell from 73 days at December 31, 2006 to approximately 66 days at September 30, 2007 and our daily sales decreased to $1.7 million for the quarter ended September 30, 2007 compared to $1.8 million for the quarter ended December 31, 2006. Collection of accounts receivable and related DSO could fluctuate in future periods due to the timing and amount of our revenues and their linearity and the effectiveness of our collection efforts.

•

One of the primary cash outflows within operating assets and liabilities during the nine months ended September 30, 2007 and 2006 was $34.4 million and $22.3 million, respectively, paid for taxes. The timing of these tax payments and with respect to the 2007 period, the impact from adopting FIN 48, resulted in a reduction to income taxes payable, reflecting a use of cash of $4.0 million and $14.6 million for the nine months ended September 30, 2007 and 2006, respectively.

Investing Activities

Our primary source of investing cash flows was proceeds from the sale of marketable securities, typically at maturity. Our primary uses of cash from investing activities were for capital expenditures and cash payments for acquisitions.

Capital expenditures in the nine months ended September 30, 2006 included $3.9 million for leasehold improvements and furniture and fixtures for the lease of our new EMEA headquarters office in Maidenhead, United Kingdom.

Cash payments for acquisitions in the nine months ended September 30, 2007, consisted of $107.6 million net cash paid for our acquisition of the assets from Workplace Architects, Inc. (excluding cash retained to secure Workplace Architects’ indemnification obligations), and all of the outstanding shares of Magnum Technologies, Inc., Invirtus, Inc. and Scriptlogic Corporation. We also paid $6.1 in July of 2007 for a minority cost method investment in an early stage private company.

In the nine months ended September 30, 2006 we used $21.3 million in cash to acquire two companies and to make minority cost-method investments in three early stage private companies. These acquisitions and investment activity are more fully described in Notes 3 and 5 of our Notes to Condensed Consolidated Financial Statements. In addition to the initial purchase price of these acquisitions, we have potential earn-out payment obligations. Our earn-out payment obligation with respect to all acquisitions completed as of September 30, 2007 was immaterial.

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

Our exposure to foreign exchange risk is composed of the combination of our foreign net profits and losses denominated in currencies other than the U.S. Dollar, as well as our net balances of monetary assets and liabilities in our foreign subsidiaries. These exposures have the potential to produce either gains or losses depending on the directional movement of the foreign currencies versus the U.S. Dollar and our operational profile in foreign subsidiaries. Our cumulative currency gains or losses in any given period may be lessened by the economic benefits of diversification and low correlation between different currencies, but there can be no assurance that this pattern will continue to be true in future periods. During the three and nine months ended September 30, 2007, we had a $2.8 million and $4.3 million foreign currency gain, respectively, compared to a $0.4 million loss and $2.6 million gain in the comparable periods in 2006.

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

We presently do not intend to liquidate our short and long-term investments prior to their scheduled maturity dates. However, in the event that we did liquidate these investments prior to their scheduled maturities and there were no changes in market interest rates, we could be required to recognize a realized loss on those investments when we liquidate. At September 30, 2007, we have an unrealized loss of $0.8 million on our investments in debt securities compared to $1.1 million at September 30, 2006. Our remaining investment positions and duration of the portfolio would not be materially affected by a 100 basis point shift in interest rates.

Information about our investment portfolio is presented in the table below, which states the amortized book value and related weighted-average interest rates by year of maturity (in thousands):

	Amortized Book Value	Weighted Average Rate
Investments maturing by September 30,
2008 (1)	188,265	5.27%
2009	—	—%
2010	—	—%
2011	21,808	4.41%
Thereafter	—	—%

Total portfolio	$210,073	5.18%

(1)	Includes cash and cash equivalents of $132.3 million.

Item 4.	Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based on that evaluation, management concluded that, as of that date, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level because of the identification of the material weakness in its internal control over financial reporting, described below, which the Company views as an integral part of its disclosure controls and procedures.

Internal Control over Financial Reporting, Financial Close and Reporting Process

As described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, the Company determined that a material weakness in our internal control over financial reporting related to our financial close and reporting process existed as of December 31, 2006. As of September 30, 2007, this material weakness continued to exist and had not yet been remediated. A description of the material weakness in our internal control over financial reporting related to our financial close and reporting process is provided below.

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

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting that occurred during the third quarter of 2007 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, except as described below:

•	The company hired 2 additional managers for the revenue recognition team

Plan for Remediation of Material Weaknesses

We are undertaking efforts to improve our internal controls over financial reporting and to remediate the material weakness identified above. The identified material weakness was caused, in part, by insufficient staffing of experienced, specialized accounting personnel. Therefore, our remediation plan for the material weakness includes the hiring of additional personnel trained and experienced in the complex accounting areas of revenue recognition and revenue accounting as well as GAAP. In the interim, we have engaged a number of qualified accounting personnel on a temporary basis to compensate for a lack of adequate permanent finance and accounting staff. With these additional resources, management has performed additional analysis and other post-closing procedures in an effort to ensure our Consolidated Financial Statements are fairly stated as of and for the quarter ended September 30, 2007.

We believe that the actions described above and resulting improvement in controls will generally strengthen our disclosure controls and procedures, as well as our internal control over financial reporting, and will, over time, address the material weaknesses that we identified in our internal control over financial reporting as of September 30, 2007. However, because many of the remedial actions we have undertaken are very recent and because they relate, in part, to the hiring of additional personnel and many of the controls in our system of internal controls rely extensively on manual review and approval, the successful operation of these controls for, at least, several fiscal quarters may be required prior to management being able to conclude that the material weakness has been remediated.

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

Our international operations and our planned expansion of our international operations expose us to certain risks

We maintain research and development operations primarily in Canada, Australia, Russia and Israel, and continue to expand our international sales activities, with particular focus in Asia Pacific (including Japan), as part of our business strategy. As a percentage of total revenues, revenues outside of North America were 35.1% and 36.1% for the three and nine months ended September 30, 2007, respectively, and 36.0% and 34.3% for the three and nine months ended September 30, 2006, respectively. As a result, we face increasing risks from our international operations, including, among others:

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

Item 6.	Exhibits

Exhibit Number	Exhibit Title

2.1	Agreement and Plan of Merger dated as of June 20, 2007, by and among Quest Software, Inc.; Quickstep Acquisition Corp.; ScriptLogic Corporation; certain stockholders of ScriptLogic Corporation; and Insight Venture Partners, LLC as the Stockholders’ Representative.

3.1	Second Amended and Restated Articles of Incorporation. (1)

3.2	Certificate of Amendment of Articles of Incorporation of Quest Software, Inc. (2)

3.3	Bylaws of Quest Software, Inc. (3)

4.1	Form of Registrant’s Specimen Common Stock Certificate. (1)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to our Registration Statement on Form S-1 and all amendments thereto (File No. 333-80543).

(2)	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2005.

(3)	Incorporated herein by reference to our Current Report on Form 8-K filed November 7, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST SOFTWARE, INC.

Date: December 31, 2007	/s/ Scott J. Davidson
Scott J. Davidson
Senior Vice President, Chief Financial Officer

/s/ Scott H. Reasoner,
Scott H. Reasoner,
Vice President, Corporate Controller