Form 10-K
period 2007-12-31
QUEST SOFTWARE INC
filed 2008-02-25
CIK 1088033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to                     .

Commission File No. 000-26937

QUEST SOFTWARE, INC.

(Exact Name of Registrant as Specified in its Charter)

California	33-0231678
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5 Polaris Way Aliso Viejo, California	92656
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (949) 754-8000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock	The Nasdaq Stock Market LLC
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

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1.1 billion as of June 29, 2007, based upon the closing sale price reported for that date on The Nasdaq Global Select Market.

As of February 15, 2008, 103,851,449 shares of the Registrant’s common stock were outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement, to be delivered to shareholders in connection with the Registrant’s 2008 Annual Meeting of Shareholders, are incorporated by reference into Part III of this Report.

Forward-Looking Information

Discussions under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include or may include forward-looking statements within the meaning of the federal securities laws. We have based these forward-looking statements on currently available information and our current beliefs, expectations and projections about future events. All forward-looking statements contained herein are subject to numerous risks and uncertainties. Our actual results and the timing of certain events could differ materially from those projected in the forward-looking statements due to a number of factors discussed under the heading “Risk Factors” in this Report and in our other filings with the Securities and Exchange Commission (“SEC”). Should one or more of these risks or uncertainties materialize, or should the underlying estimates or assumptions prove incorrect, actual results or outcomes may vary significantly from those suggested by forward-looking information. Any forward-looking statements contained in this document are based on information available at the time of filing and we make no undertaking to update any of these forward-looking statements.

PART I

Item 1.    Business

Overview

Quest Software, Inc. (“Quest,” the “Company,” “we,” “us” or “our”) designs, develops, markets, distributes and supports enterprise systems management software products. Our goal is to provide our customers with products that improve the performance, productivity and reliability of their software applications and associated software infrastructure components such as databases, application servers and operating systems. Quest is an “Independent Software Vendor,” or “ISV,” a company whose products are designed to support or to interact or interoperate with other vendors’ software or hardware platforms. As such, we continually strive to innovate and evolve our product portfolio to support the dynamic nature of our markets as well as those of our customers’ IT environments. Our success has been predicated on identifying large and evolving markets, developing and acquiring new products and technologies and then leveraging our sales organization and installed base of customers to further our growth. While the company began as a provider of software tools and solutions for the Oracle database market, we subsequently expanded our offerings into other adjacent markets such as Application Management and Windows Management. Most recently, the market for Virtualization software and the evolution of a Virtualization “technology stack” has created new opportunities for Quest solutions. We entered the Virtualization market initially with a majority investment in Vizioncore during 2005 and purchased the remaining interest in 2007. We further expanded our Virtualization product offerings in 2007 with the acquisitions of Invirtus and Provision Networks. We believe that the evolution within the Virtualization market will facilitate Quest’s entry into a new era of management products where we are able to leverage our expertise in managing the physical IT assets which have already been deployed while also supporting newer virtualization based solutions that customers are utilizing to support their dynamic environments.

We generate revenues by licensing our software products, principally on a perpetual basis, and by providing support, maintenance and implementation services for these products. As such, our reportable operating segments are Licenses and Services. The Licenses segment develops and markets licenses to use our software products. The Services segment provides post-sale support for software products and fee-based training and consulting services related to our software products. We have a large product portfolio of high-value products that include very technically complex solutions focused on improving the management and performance of mission-critical software applications and the underlying component infrastructure. We also have volume products and software tools that enable our customers to reduce capital and operating expenditures or leverage existing investments in personnel and IT systems. An active acquisition program is an important element of our corporate strategy and has served as a mechanism upon which to broaden our product portfolio and enter new markets. This is evidenced by the entrance into the Application Management, Windows Management and Virtualization markets, all through a series of acquisitions which served to propel the company beyond its Database Management roots. Within the last five fiscal years, we have invested over $465.0 million, in the aggregate, to acquire a number of companies. Our acquisition strategy is directed to broaden our product portfolio and strengthen our competitive position against both direct competitors and the continual improvements made by the platform vendors.

Our primary portfolio of software products includes software solutions grouped into four categories: 1) Application Management, 2) Database Management, 3) Windows Management and 4) Virtualization Management. Examples of the benefits delivered by our products’ include:

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

Application Management is a core competency and is predicated on ensuring performance and availability of mission-critical applications throughout their life cycle. In the last four years we have made significant investments in the form of hiring experienced developers, product managers and others with marketing expertise to improve and broaden our suite of solutions for Application Management. Presently, our products are focused on the monitoring and performance management of customers’ primary enterprise software applications, whether packaged or custom-developed. These applications are complex in that they traverse every layer of the IT stack including storage, databases, application servers, web servers and the actual network itself all of which adds to the complexity of managing this environment. Historically speaking, the management of these applications was isolated amongst each physical layer of the technology stack. As applications themselves became more complex over time and the need for our customers to improve application service levels became a market requirement, we embarked on a comprehensive research and development effort to build new product solutions which would unify a set of existing tools and create new functionality to support the current customer demand profile. Today, customers require a solution which not only manages application service levels, and helps diagnose the root causes of performance problems but also integrates and supports means to provide necessary corrective action. Our success within the market and current strategic focus for building increased capabilities is based upon the fact that packaged and custom-developed applications run within multi-vendor infrastructure environments. This means that customers have a myriad of platforms and investments they have deployed over the years and require tools that manage the breadth and depth of their environments. From a breadth perspective, our products manage custom web-based applications written in Java and .NET as well as packaged applications, such as PeopleSoft, Oracle E-Business Suite and SAP. From a depth perspective, our products cover key databases such as Oracle, DB2 and SQL Server as well as Oracle and BEA application servers and all key web servers in today’s market.

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

Our Windows Management product portfolio has been the driver of our revenue growth during the last few years. Our portfolio of products has been built by both internal development and key acquisitions such as FastLane Technologies, Inc., Aelita Software Corporation and most recently ScriptLogic. Our Windows Management products are focused within five areas of the Microsoft infrastructure including Active Directory, Exchange, Windows Server, Sharepoint and the Windows desktop. Our strategy has been to identify opportunities within this framework and to create incremental value-add products which broaden the core functionality a customer receives “out of the box”. A portion of our product portfolio is focused on assisting customers in the migration process from one platform to the next within the Windows infrastructure but we also help customers migrate from non-Windows platforms to the associated Windows platform. For example, our migration products can assist an IT professional in moving their firms’ resources to the current version of Active Directory to take advantage of new features from Microsoft that were not present in an earlier version or from another directory based product to a current Active Directory platform. Another portion of our portfolio is targeted at IT professionals who manage these core elements of the Windows infrastructure such as Windows Server, Exchange, Active Directory and Sharepoint and is predicated on providing incremental management capabilities to streamline administration, increase system availability, optimize storage and enhance security. Recently with the acquisition of ScriptLogic in August of 2007 we added core products to support desktop management including the centralized configuration and management of an end user’s environment, software inventory and application deployment and remote administration to allow an administrator the ability to manage their enterprise desktops in an efficient manner.

Our Virtualization management product portfolio was built initially through our investment in Vizioncore during late 2005 supplemented by our acquisitions of Invirtus and Provision Networks during 2007. As Virtualization moves beyond its formative stages from development into production servers and the datacenter, the need to manage this environment continues to emerge. Along the lines similar to that of the physical infrastructure, operational requirements and administration of these platforms have given rise to the need for Virtualization management tools, thereby creating product categories for virtualization utilities, disaster recovery, application monitoring and virtual desktop infrastructure.

We invest a significant portion of our cash flow into our product development and management capabilities, and just over one-third of our employees work in product development, quality assurance or technical documentation roles. Given the need for many of our products to perform across different combinations of existing infrastructure within our customers’ IT configurations, we spend a significant amount of our R&D efforts to ensure that our products work consistently within heterogeneous IT environments. For example, a particular customer that deploys an Oracle financial application on an Oracle application server with an Oracle database will generally get different performance characteristics than another customer would if it deployed the same application on a BEA application server with a DB2 database. We test, evaluate and build capabilities within our products that help our customers manage these subtle differences, which requires an extended effort to capture the potential and associated combinations and permutations of our customers’ infrastructures. A large proportion of our R&D organization supports and develops existing products lines. As we increasingly seek new product opportunities within emerging markets, we have at times successfully leveraged our expertise from current products. An example of this is our entrance into the Sharepoint market with products that share some technical aspects found in a few of our other products. In other instances where time to market is essential, we have supplemented our own technical efforts with acquisitions of technology and products from acquired companies. For example, we acquired Aftermail Limited in January 2006, which accelerated our move into the messaging management market, and we entered the desktop management space by means of our acquisition of ScriptLogic in August 2007.

In building our products, we stress technical innovation and depth, ease of deployment, ease of use and tangible, readily articulated and measurable customer benefits. We sell our products primarily via our direct field sales force and, increasingly, our telesales organization, supplemented by indirect sales through resellers and distributors. We have offices located in approximately 28 countries worldwide.

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

Products

We market products grouped along four main categories: 1) Application Management, 2) Database Management, 3) Windows Management and 4) Virtualization Management. Major products in these categories are described as follows.

Application Management

Our Application Management products automate the tasks performed by the IT organization to manage the complexity of the application lifecycle. Our flagship product for Application Management is Foglight while Spotlight, PerformaSure and JProbe products, the latter two focused on J2EE applications, round out the remainder of our offerings. In the last few years we undertook a significant effort to update Foglight. Foglight Version 5.0 was released in mid-2007. The goal was to evolve an architecture which was bred in the era of broad application level monitoring to a dynamic solution designed to help customers manage their Business Services requirements complete with service dependency mapping, customizable policies and process workflows. Business Services Management (BSM) involves integrating disparate IT technology components into a service representation that is the sum of the whole, usually represented through Service Level Agreements (SLA), Service Level Objectives (SLO) and/or dashboards with the ultimate goal of representing the Business Impact (BI) of IT. Our products can be targeted at both pre-production and production environments and as such, we combine these products into suites which pair business-centric views of applications with deep domain expertise to both measure and improve the performance of packaged and custom applications.

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

Database Management

A company’s database management systems represent some of the most complex and critical components within its infrastructure. As companies broaden their utilization of databases from multiple platform vendors, database administrators and developers are required to learn to use non-integrated toolsets across their environment to manage the performance and complexity of this tier. Our market leading database management products support the needs of today’s database developers and DBAs by providing superior domain capabilities and cross-platform productivity tools within an integrated console to improve database quality and performance.

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

Windows Management

Microsoft applications and their associated infrastructure platform continue to be a global standard. Our products enable IT personnel to simplify, automate and secure their infrastructure with management, migration and integration capabilities for this environment. Our products are focused on key elements of the infrastructure including Microsoft’s Active Directory, Exchange, Windows Server, Sharepoint and the Windows desktop. Our Windows Management products include:

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

Desktop Authority.    ScriptLogic Desktop Authority centralizes control over the desktop combining into one comprehensive solution the functionality to integrate configuration, inventory, reporting, patch management, anti-spyware, device lockdown, power management and remote management into a single solution.

Virtualization Management

Our Virtualization Management products help companies safeguard and optimize their virtualized environments on their VMware platform. Our products support essential IT strategies including business continuity, high availability and disaster recovery. Our Virtualization Management products include:

Vizioncore vCharter.     vCharter is a monitoring tool for the VMware ESX Server that provides real-time and historical monitoring and performance for virtual environments. In addition to performance monitoring, vCharter provides a chargeback solution for the VMware ESX Server environment to apportion those costs to virtual machines based on utilization.

Vizioncore vRanger Pro.    vRanger Pro is a backup and restore solution for virtualized environments. Administrators can schedule regular image-level backups of virtual or physical machines—while the machine is still running. Images can be stored either locally in the SAN or sent as compressed files over a WAN to remote locations to support disaster recovery strategies.

Services

Customer Support Services

A high level of product maintenance and technical support is critical to the successful marketing and sale of our products and the development of long-term customer relationships. We have a reputation for providing a high level of customer support and believe this is a competitive differentiator. Initial enrollment in our customer support program for one year is bundled with a sale of a software license and entitles a customer to problem resolution services, new functional enhancements of a product, and ongoing compatibility with new releases of the database, application or other platforms supported by the product; annual renewals are offered thereafter. We also offer multi-year support. In 2006 we made infrastructure investments including the implementation of knowledge management software and upgraded our global support system as part of a process to increase our support services capabilities and address the growing list of our products. Customer support is provided domestically through our offices in Aliso Viejo and internationally through our offices in Europe, Canada and Singapore.

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

Sales, Marketing and Distribution

We market and sell our products and services worldwide primarily through our direct sales organization, our telesales organization and, increasingly, via indirect sales channels with a group of value added resellers (VAR’s) and distributors. The acquisition of ScriptLogic in 2007 will increase our opportunity to leverage VARs and distributors as approximately 60% of their business was conducted in this manner. At December 31, 2007, we had approximately 1,400 full-time sales and marketing employees, of which approximately 800 were full-time core sales representatives. We have approximately 315 pre-sales systems engineers who work with our field sales teams to provide technical assistance and demonstrations to sales prospects. We have continued to invest in this area to supplement our direct sales organization with indirect sales channels with companies such as Dell and IBM in addition to resellers focused on governmental business. This activity requires broad based programs to recruit, manage and expand our support operations to grow and expand these relationships. We also employ local resellers in certain international territories not covered by our local sales offices.

We have sales offices in many major cities of the United States, Europe, Asia and Australia to facilitate close contact between current and potential customers and our field sales organization. Sales originated outside of the United States are generally denominated in the foreign currency of the country of origin. Our European operation has been our fastest growing geographic region over the last several years. We have also recently focused investment in the APACJ region by expanding our technical support center in Singapore and hiring sales and support personnel.

Our marketing efforts are designed to create awareness, generate leads, and assist the worldwide sales organization with converting leads into closed sales. These initiatives are focused on critical issues facing today’s IT buyers and are meant to exemplify how Quest products can be integrated to address customer requirements around these issues. We use a full complement of marketing vehicles including industry trade shows and conferences, user groups and discussion forums, educational white papers and knowledge briefs, electronic and print advertising, webcasts, direct marketing via electronic and postal mailings, and online advertising. Strategic and channel partners often assist us with the development, funding and execution of our marketing programs. Targeted campaigns and sales programs are developed based on objective, audience and product mix and are executed in our regions around the world to maximize revenue opportunities as quickly as possible.

For information regarding our segment revenue and revenue by geographic area, please refer to Note 12 of our Notes to Consolidated Financial Statements.

Research and Development

We believe that strong research and product development capabilities are essential to enhancing our core technologies and developing additional products. Innovative capabilities, strong product engineering and rich user interfaces are typical Quest attributes. Our commitment to ongoing product development is reflected in our investments in research and development, which were $122.6 million, $110.6 million and $89.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. We have actively recruited key software engineers and developers with expertise in the areas of Oracle technologies, Java, Microsoft infrastructure technologies, ERP and CRM systems. We have also built-up these competencies through acquisitions. In addition to the U.S., we have significant product development operations in Canada, Australia, Russia, Israel and China.

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

We also compete with other vendors of database, application and windows management tools. Public and private companies with whom we compete include:

•	Oracle, BMC Software and CA in the database management product area;

•	IBM/Tivoli, Hewlett Packard/Mercury, CA and BMC Software in the application management product area; and

•	Symantec, NetPro and NetIQ in the Microsoft management product area.

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

Because there are relatively low barriers to entry in the software market, we may encounter additional competition as other established and emerging companies enter our field and introduce new products and technologies. Venture capitalists and others have funded numerous systems management companies. Accordingly, it is likely that new competitors or alliances among current and new competitors will emerge and see their offerings rapidly gain acceptance.

There can be no assurance that we will be able to compete successfully against current and future competitors. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which could materially affect our business, operating results or financial condition.

Seasonality

We have experienced seasonality in our orders and revenues. We typically achieve the highest levels of orders and revenues for the year in the fourth quarter, which levels are usually higher than we achieve in the first quarter of the following year. We believe that this seasonality results primarily from the budgeting cycles of our customers being typically higher in the third and fourth quarters and, to a lesser extent, from the structure of our sales commission program. In addition, the tendency of some of our customers to wait until the end of a fiscal quarter to finalize orders has resulted in higher order volumes towards the end of the quarter. These factors, combined with the relatively fixed nature of our expenses, leads to seasonality of earnings. We expect this seasonality to continue in the future.

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

Employees

As of December 31, 2007, we employed 3,346 full-time employees, including 1,382 in sales and marketing, 92 in professional services, 1,198 in research and development, 268 in customer service and support and 406 in general and administrative, including information services personnel. We believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support, research and development and general and administrative personnel. Like other software companies, we face intense competition for such personnel, and we have at times experienced and continue to experience difficulty in recruiting and retaining qualified personnel. None of our employees are represented by a labor union; we have never experienced any work stoppages and we believe that our relationships with our employees are good.

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

During the past four years, a large portion of our revenue growth has been attributable to the growth of our Microsoft Systems Management products and services, and we have relied upon sustained revenue and cash flow generation from our database management products in order to fund sales, marketing and research and development initiatives associated with our other product areas. We cannot provide any assurance that the revenues we derive from these product areas will continue to grow. In addition, over the last few years we have committed significant resources to development of new and enhanced application management products and have expanded our sales and services organizations to address anticipated business opportunities presented by our expanding application management product and services lines. We cannot provide any assurance that this strategy will be successful or that the release of our enhanced application management products or other new products or services will increase our revenue growth rate.

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

•

the timing of revenue recognition for sales of software products and services (See “Contractual terms or issues arising during software license negotiations may affect the timing of transactions and revenues”);

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

We have experienced seasonality in our orders and revenues. We typically achieve the highest levels of orders and revenues for the year in the fourth quarter, which levels are usually higher than we achieve in the first quarter of the following year. We believe that this seasonality results primarily from the budgeting cycles of our customers being typically higher in the third and fourth quarters and, to a lesser extent, from the structure of our sales commission program. In addition, the tendency of some of our customers to wait until the end of a fiscal quarter to finalize orders has resulted in higher order volumes towards the end of the quarter. These factors, combined with the relatively fixed nature of our expenses, leads to seasonality of earnings. We expect this seasonality to continue in the future.

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

We rely heavily on our direct sales activities for license and services revenues, including renewals of annual maintenance contracts. We have in the past restructured or made other adjustments to our sales force in response to management changes, product changes, performance issues and other internal considerations. We recently made some adjustments to our coverage model to increase focus on global and other major accounts. We have also recently increased headcount in our telesales and sales associate groups. These changes can result in a temporary lack of focus and reduced productivity, which could have temporary negative effects on our license or services revenues.

Accordingly, if our revenue growth rates slow or our revenues decline, or if we fail to efficiently correlate our sales and marketing resources to our various products and their differing sales and distribution strategies, our operating results could be seriously impaired because many of our expenses are relatively fixed in nature and cannot be easily or quickly changed.

Contractual terms or issues arising during software license negotiations may affect the timing of transactions and revenues

Because our software products are designed to work with critical elements of the information technology systems of our customers, pre-sales evaluations of our products by potential customers and contractual negotiations are often protracted and complex, and the time necessary to negotiate mutually acceptable terms of and complete software license or services transactions often result in extended sales cycles. While we generally use standardized forms of software license agreements and order documentation in our transactions, it is not uncommon for large, more sophisticated IT customers to heavily negotiate terms and conditions for sales and services involving amendments to our standard forms or the use of alternative forms of agreements, which can also delay completion of transactions and recognition of the related revenue.

Several other factors may require us to defer recognition of license revenue for a period of time after entering into a license arrangement, including instances where we are required to deliver specified additional products, product upgrades or services for which we do not have vendor-specific objective evidence of fair value or where negotiated terms of the software license agreement affect other software revenue recognition requirements.

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

Our migration products for Microsoft’s Active Directory and Exchange are vulnerable to fluctuations in the rate at which customers migrate to these products

Our products for the migration, administration and management of Microsoft’s Active Directory and Exchange products currently contribute approximately 20% of our Windows platform revenue. Our ability to sell licenses for our Active Directory and Exchange migration products depends in part on the rate at which customers migrate to newer versions of Microsoft’s Active Directory or to newer versions of Microsoft Exchange, and from other messaging platforms to Exchange. If these migration rates were to materially decrease, our license revenues from these migration products would likely decline.

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

Our international operations and our planned expansion of our international operations expose us to certain risks

We maintain research and development operations primarily in Canada, Australia, Russia and Israel, and continue to expand our international sales activities, with particular focus in Asia Pacific (including Japan), as part of our business strategy. As a percentage of total revenues, revenues outside of North America were 36%, 35% and 33% for the years ended December 31, 2007, 2006 and 2005, respectively. As a result, we face increasing risks from our international operations, including, among others:

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

•	longer payment cycles and difficulties in collecting accounts receivable;

•	seasonal reductions in business activity during the summer months in Europe, the Middle East and Africa (“EMEA”) and in other periods in other countries;

•	increased financial accounting and reporting burdens and complexities;

•	fluctuations in foreign currency conversion rates and our present policy decision not to directly hedge foreign currency transaction exposures;

•	limitations on future growth or inability to maintain current levels of revenue from international operations if we do not invest sufficiently in our international operations;

•	potentially adverse tax consequences;

•	potential loss of proprietary information due to piracy, misappropriation or weaker laws regarding intellectual property protection;

•	delays in localizing our products;

•	political unrest or terrorism, particularly in areas in which we have facilities;

•

our ability to adapt and conform to accepted local business practices and customs, including providing letters of credit or other forms of support to or for the benefit of our subsidiaries or resellers;

•	compliance with a wide variety of complex foreign laws and treaties, including employment restrictions;

•	compliance with licenses, tariffs and other trade barriers; and

•	wage inflation in foreign countries where we have historically benefited from relatively low labor costs.

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

Our investments in marketable securities are subject to risks which may cause losses

We invest our cash balances in high-quality issuers and, limit the amount of credit exposure to any one issuer other than the United States government and its agencies. Our investments in marketable securities consist of United States Government and Government Agency Bonds, Auction Rate Municipal securities and Commercial Paper. Our municipal auction rate securities are investment grade quality and are in compliance with our investment policy as of the end of 2007. We believe that these investments still approximate their par value however, such risks, including the systemic failure of future auctions for auction rate securities, may result in a loss of liquidity, substantial impairment to our investments, realization of substantial future losses, or a complete loss of the investment in the long-term which may have a material adverse effect on our business, results of operations, liquidity, and financial condition. See Note 2 of our Notes to Consolidated Financial Statements for additional information about our investments in marketable securities.

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

Maintenance revenue could decline

Our services revenues arising from maintenance services have increased in each of the last three years as a result of a growing base of installed products. Declines in our license bookings, increased discounting in maintenance renewal bookings and/or a reduction in the historical rate of our customers’ renewal of maintenance contracts would lead to declines in our maintenance revenue growth rates. As maintenance revenue makes up a substantial portion of our total revenue, any decline in our maintenance revenue could have an adverse impact on our stock price.

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

Matters relating to or arising from our stock option investigation, including regulatory proceedings, litigation matters and potential additional expenses, may adversely affect our business and results of operations

We restated our consolidated financial statements for periods through March 31, 2006 to reflect the findings of a voluntary, independent investigation of our stock option granting practices and related accounting. This investigation was conducted by a Special Committee of the Board of Directors with the assistance of independent outside legal counsel and outside forensic accounting consultants. To date, we have incurred significant expenses related to legal, accounting, tax and other professional services in connection with the investigation, the related restatements and related regulatory inquiries or proceedings and litigation matters, and may incur significant expenses in the future with respect to such matters. These events, even if resolved favorably, may be time-consuming, expensive and disruptive to normal business operations, and the outcomes of regulatory proceedings or litigation matters are difficult to predict and could have a material adverse effect on our business, results of operations and financial condition.

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

Additionally, as discussed in Note 11 of our Notes to Consolidated Financial Statements, we are engaged in civil litigation with parties that have alleged a variety of claims against Quest and certain of our current and former officers and directors relating to our stock option grant practices and related accounting. Although we and the other defendants intend to defend these claims vigorously, there are many uncertainties associated with any litigation, and we cannot assure you that these actions will be resolved without substantial costs and/or settlement charges. We have entered into indemnification agreements with each of our present and former directors and executive officers under which Quest is required to indemnify each such directors or executive officers against expenses, including attorneys’ fees, judgments, fines and settlements, paid by such individual in connection with the pending litigation (other than indemnified liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest).

The resolution of the pending investigations by the SEC and U.S. Attorney’s Office, the defense of our pending civil litigation and any additional litigation relating to our past stock option grant practices or related restatement of our financial statements could result in significant costs and diversion of the attention of management and other key employees.

If we do not maintain compliance with Nasdaq listing requirements, our common stock could be delisted, which could negatively impact the trading market for our securities and impact our ability to maintain equity-based stock incentive programs for our employees

As a result of the stock option investigation and the restatement of our consolidated financial statements we could not timely file certain of our periodic reports with the SEC and, accordingly, our Common Stock was subject to delisting from the Nasdaq Global Select Market. With our filing of all delinquent reports on December 31, 2007 we have achieved full compliance with SEC reporting requirements. We were unable to solicit proxies for an annual meeting of shareholders in 2006 or 2007 because we could not provide an annual report to shareholders in compliance with applicable securities regulations until we completed our restatement. As a result, we have not yet regained compliance with the Nasdaq listing requirements to solicit proxies and hold an annual meeting of shareholders. On February 19, 2008, we were informed by Nasdaq that it has granted our request for continued listing on The Nasdaq Stock Market subject to the condition that we solicit proxies and hold an annual meeting of shareholders on or before May 15, 2008. Our 2008 annual meeting of shareholders is scheduled to be held on May 8, 2008, whereupon we expect to have fully regained compliance with all of Nasdaq’s listing requirements.

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

We had a material weakness in internal control over financial reporting and cannot assure you that material weaknesses will not be identified in the future. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K. Section 404 also requires our independent registered public accounting firm to report on our internal control over financial reporting. Our management concluded that there was a material weakness in our internal controls over financial reporting as of December 31, 2007. See the discussion included in Part II, Item 9A of this Report for additional information regarding our internal control over financial reporting.

Our management does not expect that our internal control over financial reporting will prevent all errors or all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We cannot assure you that the material weakness identified in this Report will be adequately remedied or will be fully remedied by any specific date. In addition, we can provide no assurances that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

We may incur additional expenses in order to assist our employees with potential federal and state income tax liabilities which may arise under Section 409A of the Internal Revenue Code

As a result of our stock option investigation, we determined that many of our outstanding stock option awards were deemed to have been granted at an exercise price below the market value of our stock on the actual accounting measurement date. The primary adverse tax consequences are: (1) that the re-measured options vesting after December 31, 2004 are potentially subject to option holder excise tax under Section 409A of the Internal Revenue Code (and, as applicable, similar excise taxes under state law); and (2) certain incentive stock options previously granted, could be deemed granted at below market value producing incremental payroll tax liabilities. We recorded approximately $0.6 million of expenses in the year ended December 31, 2006 relating to the anticipated settlement by the Company of federal and applicable state income taxes on behalf of the Company’s employees for tainted options that were exercised during 2006. Employees of the Company who continue to hold tainted options may be subject to additional taxes, penalties and interest under Section 409A if no action is taken to cure the options from exposure under Section 409A before December 31, 2008. The Company intends to offer its employees who are subject to Section 409A an opportunity to amend or replace tainted options in order to limit the potential tax consequences of Section 409A as soon as practicable following the filing of this Report with the SEC. We expect to incur additional compensation expense upon completion of this program, which will be determined on the basis of the fair value of the amended or replaced options (including any consideration provided to employees in connection with an increase in the exercise price of their tainted options).

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

Failure to attract and retain personnel may negatively impact our business

Our success and ability to compete depends largely on the continued contributions of our key management, sales, engineering, marketing, support, professional services and finance personnel. We have recently had moderate turnover in our research and development organization, significant turnover in our sales department and in the management of our accounting and finance department, and many key positions are held by people who are new to the Company or to their roles. If these people are unable to quickly become familiar with the issues they face in their roles or are not well suited to their new roles, then this could result in the Company having problems in executing its strategy or in reporting its financial results. We are uniquely dependent upon the talents, relationships and contributions of a few executives and have no guarantee of their retention. We have been targeted by recruitment agencies seeking to hire our key management, finance, engineering, sales and marketing and professional services personnel.

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

Location	Area Leased (sq. ft.)	Lease Expiration
St. Petersburg, Russia	46,985	May 2010
Dublin, Ohio	41,618	April 2010
Toronto, Canada	33,768	December 2008
Maidenhead, United Kingdom	29,090	October 2010
Halifax, Canada	26,640	August 2013
Boca Raton, FL	25,380	January 2010
Ottawa, Canada	24,054	May 2008
Melbourne, Australia	21,481	March 2010
Cologne, Germany	21,087	July 2010

We believe that our properties are in good condition, adequately maintained and suitable for the conduct of our business. Certain of our lease agreements provide options to extend the lease for additional specified periods. For additional information regarding our obligations under leases, see Note 11 of our Notes to Consolidated Financial Statements.

Item 3.    Legal Proceedings

The information set forth under Note 11 of our Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Item 1A of this Report.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on The Nasdaq Global Select Market (formerly the NASDAQ National Market) under the symbol “QSFT.” The following table sets forth the high and low sale prices on The Nasdaq Global Select Market for our common stock for the periods indicated.

	High	Low
2006:
First Quarter	$16.95	$14.34
Second Quarter	18.20	12.50
Third Quarter	14.88	11.17
Fourth Quarter	16.04	13.02
2007:
First Quarter	$17.08	$13.98
Second Quarter	17.72	15.87
Third Quarter	17.25	13.58
Fourth Quarter	18.87	15.52

Holders

On February 15, 2008, the closing sale price of our common stock on The Nasdaq Global Select Market was $14.55 per share. As of February 15, 2008, there were 166 holders of record of our common stock (not including beneficial holders of shares held in “street name”).

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

Performance Graph

The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for Quest Software, the NASDAQ Composite Index (the “NASDAQ Index”), and the S&P Systems Software Index (the “Industry Index”). The graph assumes $100 was invested in each of the Common Stock of Quest Software, the NASDAQ Index and the Industry Index on December 31, 2002. Note that historic stock price performance is not necessarily indicative of future stock price performance.

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Item 6.    Selected Financial Data

	Year ended December 31,
	2007		2006	2005	2004	2003
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Revenues:
Licenses	$308,652		$290,247	$256,131	$224,647	$179,451
Services	322,329		271,342	215,873	165,147	124,863

Total revenues	630,981		561,589	472,004	389,794	304,314
Cost of revenues:
Licenses	6,111		5,570	5,005	3,962	4,316
Services	55,173		49,773	38,381	30,530	22,650
Amortization of purchased technology	14,459		15,932	11,476	8,902	7,675

Total cost of revenues	75,743		71,275	54,862	43,394	34,641

Gross profit	555,238		490,314	417,142	346,400	269,673
Operating expenses:
Sales and marketing	275,037		247,500	203,851	172,138	154,056
Research and development	122,592		110,612	89,078	83,622	76,946
General and administrative	81,758		65,821	48,435	41,142	35,809
Amortization of other purchased intangible assets	7,345		6,758	7,179	5,212	3,390
In-process research and development	220		960	7,840	6,980	—
Litigation loss provision	—		—	—	16,000	—

Total operating expenses	486,952		431,651	356,383	325,094	270,201
Gain on sale of Vista Plus product suite	—		—	—	29,574	—
Gain on sale of corporate aircraft	—		3,987	—	—	—

Income (loss) from operations	68,286		62,650	60,759	50,880	(528)
Other income (expense), net	22,422	(1)	13,005	(1,046)	9,272	7,589

Income before income tax provision	90,708		75,655	59,713	60,152	7,061
Income tax provision	27,589	(1)	16,670	27,257	7,901	2,126

Net income	$63,119		$58,985	$32,456	$52,251	$4,935

Basic net income per share	$0.62		$0.58	$0.33	$0.55	$0.05

Diluted net income per share	$0.60		$0.57	$0.32	$0.53	$0.05

Weighted average shares outstanding:
Basic	101,819		101,380	97,621	94,622	92,081
Diluted	105,284		104,103	101,030	97,841	94,592

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$365,715	(2)	$390,160	$242,961	$297,579	$278,366
Total assets (1)	1,319,130		1,161,537	989,947	870,454	667,330
Current and long-term portion of deferred revenue	285,660		235,559	174,803	126,799	83,524
Short-term obligations (1)	96,302		104,936	89,982	105,469	68,612
Long-term obligations (1)	39,842	(3)	2,129	1,730	1,769	33,709
Total shareholders’ equity (1)	897,326		818,913	723,432	636,417	481,485

(1)	We have adjusted certain account balances presented in our Consolidated Balance Sheet as of December 31, 2007 and our Consolidated Income Statement and Statement of Cash Flows for the year then ended, to reflect certain reclassifications and adjustments to accounts receivable, current deferred tax assets, long-term income taxes payable, other income (expense), net and income tax provision identified subsequent to the filing of our Current Report on Form 8-K dated February 5, 2008 (which included our preliminary consolidated financial information as of and for the year ended December 31, 2007).

(2)	Includes $48.9 million of restricted cash designated for the acquisition of PassGo Technologies Limited which closed on January 2, 2008.
(3)	Includes $37.1 million in long-term taxes payable recorded with our adoption of Accounting Standards Board (“FASB”) Financial Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.

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

Overview

Our Company and Business Model

Quest Software, Inc. delivers innovative products that help IT organizations get more performance from their computing environment. Our product areas are Application Management, Database Management, Windows Management and Virtualization Management. The focus of our products is based upon generating higher levels of performance, manageability and productivity throughout our customers’ IT infrastructure and with products and services that enable them to manage the investments they have made within their IT environment.

Our initial core competency as a database management company was built upon deep expertise within the Oracle database platform where we assembled a portfolio of products to manage and speed the development on the platform. As customers required heterogeneous database management tools, we broadened our product portfolio to deliver complementary solutions and expanded our offerings to address other database platforms, including DB2 and SQL Server. Today, most of our database management revenue is derived from products focused on the Oracle platform. In the last several years however, Oracle has increased the functionality of their database products creating a stronger competitive offering which has impaired our license growth for certain products. This has negatively impacted our database management product growth. On the other hand, our database development product group led by TOAD continues to be the most significant revenue contributor of our Oracle database products. In early 2006 Oracle introduced SQL Developer, a free tool which competes with TOAD. While TOAD distinguishes itself as a feature-rich heterogeneous database platform tool, we invested in sales and marketing resources to broaden our customer footprint with TOAD and strengthen our feature set of this key product. While doing this we simultaneously sought to stimulate our broader database-driven product revenues by placing more emphasis on the SQL Server Database, a Microsoft product. Given the rapid growth of SQL Server within the market, our strategy has been to foster continued development on this platform and to build increased management capabilities into our offerings in support of the platform. Application deployments typically front large databases, thus the database logically interacts with other elements of the application infrastructure. This logical linkage and reliance on the database led Quest into its next product focal point known as application management.

From our acquisition of Foglight Software in January 2000 and then Sitraka in October 2002, to our current offerings for application management, we have made significant investments and evolved the development of products for this market. Foglight remains our flagship product and largest revenue component of our application management offerings. As our customers face the need to manage more complex applications with service oriented architectures, our products for identifying application outages and performance have become important tools. While 2006 was an investment year for our application management products, we released Foglight 5 in mid-year 2007.

After establishing a market presence in both the database and application management markets, we sought to broaden our portfolio further into the Windows management tools market in early 2000 with our acquisition of Fastlane Technologies. In 2004, we acquired Aelita Software. Our acquisition of Aelita, combined with internally developed products, solidified our position as one of Microsoft’s leading ISV’s. Further, in August of 2007 we acquired ScriptLogic extending our product footprint to address desktop management, a new market for us. We market and support management tools for five key Microsoft platforms—Windows Server, Active Directory, Exchange, SQL Server and the Microsoft desktop. Our products address both migration and management of the Windows platform. Our migration business comprises a set of products which support migration from other competitive platforms to the comparable Microsoft platform, as well as migrations from earlier to the most current version of Microsoft platforms. In addition, we offer products which complement the core platform tools which are natively used by customers to manage these platforms once they are in a production environment.

As our Windows products emerged and continued to grow in market popularity, the composition of our overall revenue profile changed from being primarily derived from the Oracle database platform tools to a more balanced profile with our Windows products. During 2007 our Windows products represented the predominant portion of our organic growth.

As the market for virtualization began to develop we made an investment in Vizioncore during 2005 which served as the cornerstone for our next strategic product line expansion. During 2007 we further built-out this product portfolio with subsequent acquisitions of Invirtus and Provision Networks. In December of 2007 we acquired the remaining minority interest in Vizioncore. As customers increase the use of today’s Virtualization platforms the market is moving past the early-adopter phase into mainstream production usage in support of server consolidation, disaster recovery and other usage scenarios across the datacenter. The taxonomy of the Virtualization Management market is following the development of paths taken previously where platform companies create the delivery mechanism and partner with other third-party vendors such as Quest to support their platform. Today, the platform market leader is VMWare but with Microsoft and Citrix/ Xensource entering the market, it is expected that “cross-platform” tools will emerge to support the requirements of the datacenter such as provisioning, monitoring, reporting, disaster recovery and the typical functions found in today’s physical environment. We believe that the depth and breadth of our management capability across the entire IT stack uniquely positions Quest to become a preferred provider of these tools.

Strategic acquisitions and investments have been a key part of our corporate strategy. During 2007 we spent approximately $157.0 million to acquire nine companies and invested $6.1 million in an early stage private company. This strategic deployment of capital covered many of our existing market segments including Application Management, Windows Management and Virtualization Management.

Our acquisitions of Vizioncore and ScriptLogic contributed to our revenue growth in 2007. We intend to continue to identify and acquire companies in adjacent or contiguous markets, as we have done in the past. We have also used acquisitions and investments to build upon or extend our core competencies with incremental technology to increase our existing product functionality or complete a key portion of a deliverable on the product roadmap.

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

Over the last few years revenues generated by our PCS offerings have become a larger contributor to total revenues. As our PCS customer base grows, the PCS renewal rate has a larger influence on the PCS revenue growth rate and the amount of new software license revenues has a diminishing effect. Therefore, the growth rate of total revenues does not necessarily correlate directly to the growth rate of new software license revenues in a given period. The primary determinant of changes in our PCS revenue profile is the rate at which our customers renew their annual maintenance and support agreements. If our PCS renewal rates were to decline materially, our PCS revenues, total revenues and cash flows would likely decline materially as well. Although we do not currently expect our PCS renewal rates to deteriorate, there can be no assurance they will not.

We also provide PSO services which relate to the installation and configuration of our products and do not include significant customization to or development of the underlying software code. Revenue allocated to PSO services is analyzed based on VSOE of fair value and recognized as the services are performed. Such revenues represent 11.4%, 13.5% and 13.4% of total services revenues for the twelve months ended December 31, 2007, 2006 and 2005, respectively.

Our primary expenses are our personnel costs, which include compensation, benefits and payroll related taxes, which are a function of our world-wide headcount. We estimate that these personnel related costs represented approximately 67% of total expenses in 2007. Our headcount grew by approximately 500 over the course of 2007. Total share-based compensation expense and related payroll taxes decreased from $27.0 million in 2006 to $17.5 million in 2007, representing a 35.2% year-over-year decrease, due primarily to the fact that no option awards were granted from September 2006 through December 2007 due to the restatement. Our option granting activity resumed in the first quarter of 2008.

We invest a significant portion of our cash flows into research and development in order to design, develop and enhance a wide variety of products and technologies. We have also maintained an approach of using acquisitions as a strategy to obtain incremental products and technology that will be attractive to our customers. In addition, we are primarily a direct-sales driven organization that expends significant selling costs in order to secure new customer license sales and the follow-on PCS revenue stream that can continue forward beyond the initial license sale. Additionally, with the acquisitions of ScriptLogic and Vizioncore we now will also sell our products through a distributor and reseller model.

Our foreign currency gains or losses are predominantly attributable to translation gains or losses on the re-measurement of our net balances of monetary assets and liabilities in our foreign subsidiaries, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar. The foreign currency translation adjustments to these balance sheet items are calculated by comparing the currency spot rates at the end of a quarter to the spot rates at the end of the previous quarter. On this basis, we recorded, in other income (expense), net, a net gain of $4.4 million in 2007 and 2006.

Our 2007 Results

As discussed in more detail throughout our MD&A:

•

From 2006 to 2007, total revenues increased 12.4% to $631.0 million and total expenses increased 11.9% to $562.7 million, resulting in operating margin of 10.8%. Income from operations increased from $62.7 million to $68.3 million and net income increased from $59.0 million to $63.1 million.

•	Our Windows and Virtualization Management products were the primary product contributors to revenue growth from 2006 to 2007, offset slightly by reduced revenue from our Database Management products. Total revenues from our North American operations increased by $33.3 million, or 9.1%, while total revenues from the rest of world operations increased by $36.1 million, or 18.6%.

•

Sales of perpetual software licenses and services from acquired company products were significant contributors to revenue growth in 2007. The contribution from these acquired products to our total revenue growth in 2007 was approximately $25 million or 36%. Results of operations from all acquisitions are included in our consolidated income statements from the respective dates of acquisition. For more information concerning our acquisitions during the periods presented herein, see Note 4 of our Notes to Consolidated Financial Statements.

•

Devaluation of the U.S. Dollar relative to non-dollar currencies in which certain international sales are denominated, primarily the Euro and the British Pound, contributed 1.7% to total revenues. Total expenses increased by 2.9% due to dollar devaluation against the Canadian Dollar, Russian Ruble, British Pound and Euro, in which certain international expenses are denominated.

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

We recognize revenue pursuant to the requirements of Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), issued by the American Institute of Certified Public Accountants (“AICPA”), as amended by SOP 98-9, Modification of SOP 97-2, “Software Revenue Recognition, With Respect to Certain Transactions” and the related Technical Practice Aids of the AICPA. In accordance with SOP 97-2, we cannot recognize any revenue before all of the following criteria are met: (1) there is persuasive evidence of an arrangement; (2) we deliver the products; (3) fees are fixed or determinable and license agreement terms are free of contingencies or uncertainties that may alter the agreement such that they may not be complete and final; and (4) collection is probable.

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

Our PCS VSOE of fair value is determined by reference to the prices our end customers pay for this support when it is sold separately; that is, when we enter into an arms length, annual renewal transaction with end customers where the only offering sold is PCS. These standalone PCS renewal transactions are typically one year in duration and are priced as a targeted percentage of the initial, discounted purchase price which includes both the upfront license fee and the first year of PCS. We bill PCS renewal transactions in advance of the services provided. We also offer end customers the right to purchase PCS for multiple annual periods at discounted prices beyond the first year as they will be paying cash upfront, well in advance of the multi-year services performed.

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

In addition to perpetual software licenses, we sell a small amount of time-based software licenses (or term licenses) each year wherein customers pay a single fee for the right to use the software and receive PCS for a defined period of time. Approximately 2% of 2007 license revenue was generated by these time-based software licenses. All license and support revenues on these term licenses are deferred and recognized ratably over the license term.

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

•

Accounts receivable — We maintain an allowance for sales returns and cancellations as well as an allowance for bad debt. Regarding our allowance for sales returns and cancellations, our standard form license and PCS and/or service agreements do not typically or expressly provide for product returns or cancellations as a matter of right unless we have breached the product warranty and are unable to cure the breach. Our product warranties are typical industry warranties that a product will perform in accordance with established written specifications. However, we maintain the sales returns and cancellations allowance to cover the circumstances where the company accepts returns or cancellations on a discretionary basis even though not contractually obligated to do so. This allowance also covers estimated losses for our customer’s unwillingness to make required payments. The allowance for bad debt is for estimated losses resulting from our customer’s inability to make required payments related to enforceable contracts. To support both these allowances, we are required to make significant estimates of future software license returns, of cancellations for both PCS and of PSO, and of write-offs of customer accounts as bad debts—all related to current period revenues. The amount of our reserves is based on these estimates, the contractual terms and conditions of our contracts, our accounts receivable aging and our historical collection experience with a customer base. If significant product performance issues were to arise resulting in our accepting sales returns, additional allowances may be required which would result in a reduction of revenue in the period such determination was made. While such return, cancellation and bad debt write-off amounts have historically been within our planned expectations and the allowances established we cannot guarantee that our sales returns and allowances will be adequate to cover future performance issues of our customer base and allowances may be required which would result in additional general and administrative expense in the period such determination was made.

•

Goodwill — We test goodwill for impairment at the reporting unit level on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. We performed our annual impairment review in the fourth quarter of 2007 and determined that the carrying value of each reporting unit was less than the estimated fair value of the reporting units. In calculating the fair value of the reporting units (licenses and services), the Market Approach and Income Approach were the methodologies deemed the most reliable and were the primary methods used for our impairment analysis. We will continue to perform annual impairment reviews during the fourth quarter of each year or earlier if indicators of potential impairment exist. Future impairment reviews could result in significant charges against earnings to write down the value of goodwill.

•

Amortizing Intangible assets — These assets are recorded at their estimated fair value and include technology, customer lists, maintenance contracts, trademarks and non-compete agreements acquired and are being amortized using the straight-line method over estimated useful lives ranging from two to seven years.

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

The net carrying amount of amortizing intangible assets was considered recoverable at December 31, 2007. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, these intangible assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. We periodically review the carrying value of these assets to determine whether or not impairment to such value has occurred. In the event that in the future it is determined that the other intangible assets value has been impaired, an adjustment will be made in that corresponding period resulting in a charge against earnings for the write-down.

•

Investments in Non-Consolidated Companies — All of our investments in non-consolidated companies are currently accounted for under the cost method, as we do not have the ability to exercise significant influence over these companies’ operations. Significant influence is generally deemed to exist when we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, voting rights and the impact of commercial arrangements, are also typically considered in determining the appropriate accounting treatment. We periodically monitor our investments for impairment and will record reductions in carrying values if and when necessary. The evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure regulations as U.S. public companies and, as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. As part of this evaluation process, our review includes but is not limited to a review of each company’s cash position, recent financing activities, financing needs, earnings and revenue outlook, operational performance, management or ownership changes, and impacts from competitive pressures. If we determine that the carrying value of our investment in a company is at an amount below fair value, an adjustment will be made in that corresponding period resulting in a charge against earnings for the write-down.

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

Effective January 1, 2007, we adopted Accounting Standards Board (“FASB”) Financial Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109. As a result of the implementation of FIN 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. Both steps presume that the tax position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The first step is to evaluate the tax position for recognition by determining if, based on the weight of available evidence, it is more likely than not that the position will be sustained on examination. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement with a taxing authority. It is inherently difficult and subjective to estimate such amounts, as this may require us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a periodic basis. This evaluation is based on factors including, but not limited to, current year tax positions, expiration of statutes of limitations, litigation, legislative activity, or other changes in facts and circumstances. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in that period. The amounts ultimately paid upon resolution of such uncertain tax positions could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our consolidated results of operations. The tax liabilities for uncertain tax positions are recorded as a component of our net income taxes payable/receivable balance.

We recognize deferred income tax assets and liabilities based upon the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Such deferred income taxes primarily relate to the timing of the recognition of certain revenue items and the timing of the deductibility of certain reserves and accruals for income tax purposes. We regularly review the deferred tax assets for recoverability and establish a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. If we are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time periods within which the underlying timing differences become taxable or deductible, we could be required to establish an additional valuation allowance against the deferred tax assets, which could result in a substantial increase in our effective tax rate and have a materially adverse impact on our operating results. U.S. income taxes were not provided for on undistributed earnings from certain non-U.S. subsidiaries because those earnings are considered permanently reinvested.

Accounting for Share-based Compensation

We account for share-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). Under SFAS 123R, share-based compensation expense is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. We use the Black-Scholes option-pricing model to determine the fair value of stock options. The Black-Scholes option-pricing model incorporates various subjective assumptions including expected volatility, expected term and the risk-free interest rates. We estimate the expected volatility based upon the implied volatility derived from the market prices of our traded options with similar terms. We determine the expected term of our share-based awards based on historical exercise patterns across two different groups of employees. In addition, judgment is also required in estimating the forfeiture rate on share-based awards. We calculate the expected forfeiture rate based on average historical trends. These input factors are subjective and are determined using management’s judgment. If a difference arises between the assumptions used in determining share-based compensation cost and the actual factors which become known over time, we may change the input factors used in determining future share-based compensation costs. Any such changes could materially impact our results of operations in the period in which the changes are made and in periods thereafter.

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

Based on our assessment of the factors discussed above, we consider the United States dollar to be the functional currency for each of our international subsidiaries. As a result of this determination, assets and liabilities in these subsidiaries are re-measured at current exchange rates, except for property and equipment and deferred revenue, which are re-measured at historical exchange rates. Revenues and expenses are re-measured at weighted average exchange rates in effect during the year except for revenue and costs related to the above mentioned balance sheet items which are re-measured at historical exchange rates. Accordingly, we had a net foreign currency re-measurement gain of $4.4 million for the years ended December 31, 2007 and 2006 and a net loss of $5.6 million for the year ended December 31, 2005, recorded to other income (expense), net in the respective periods. Had we determined that the functional currency of our subsidiaries was the local currency, these translation gains and losses would have been included in our statement of shareholders’ equity as a component of comprehensive income for each of the years presented, and would not have the impacts on our net income that are currently reflected in our consolidated financial statements.

The magnitude of these gains or losses is dependent upon fluctuations within the exchange rates of the foreign currencies in which we transact business against the United States dollar and the significance of the assets, liabilities, revenues and expenses denominated in foreign currencies. The company operates in a number of currencies worldwide, most notably in the Euro, the United Kingdom Pound Sterling, Canadian Dollar, Australian Dollar and Russian Ruble. Any future re-measurement gains or losses could differ significantly from those we have experienced in recent years. In addition, if we determine that a change in the functional currency of one of our subsidiaries has occurred at any point in time, we would be required to include any translation gains or losses from the date of change in accumulated other comprehensive income (loss) on our consolidated balance sheets.

Results of Operations

Except as otherwise indicated, the following are percentage of total revenues:

	Year Ended December 31,
	2007	2006	2005
Revenues:
Licenses	48.9%	51.7%	54.3%
Services	51.1	48.3	45.7

Total revenues	100.0	100.0	100.0

Cost of revenues:
Licenses	1.0	1.0	1.1
Services	8.7	8.9	8.1
Amortization of purchased technology	2.3	2.8	2.4

Total cost of revenues	12.0	12.7	11.6

Gross profit	88.0	87.3	88.4
Operating expenses:
Sales and marketing	43.6	44.1	43.2
Research and development	19.4	19.7	18.9
General and administrative	13.0	11.7	10.3
Amortization of other purchased intangible assets	1.2	1.2	1.5
In-process research and development	—	0.2	1.7

Total operating expenses	77.2	76.9	75.6
Gain on sale of corporate aircraft	—	0.7	—

Income from operations	10.8	11.1	12.8
Other income (expense), net	3.6	2.3	(0.2)

Income before income tax provision	14.4	13.4	12.6
Income tax provision	4.4	3.0	5.8

Net income	10.0%	10.4%	6.8%

Comparison of Fiscal Years Ended December 31, 2007 and 2006

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages):

			Increase
	2007	2006	Dollars	Percentage
Revenues:
Licenses
North America	$186,076	$179,114	$6,962	3.9%
Rest of World	122,576	111,133	11,443	10.3%

Total license revenues	308,652	290,247	18,405	6.3%

Services
North America	215,198	188,835	26,363	14.0%
Rest of World	107,131	82,507	24,624	29.8%

Total service revenues	322,329	271,342	50,987	18.8%

Total revenues	$630,981	$561,589	$69,392	12.4%

Licenses Revenues — Licenses revenues from sales of our Windows Management products was the most significant driver of our licenses revenues growth in the Rest of World. Licenses revenues from sales of our Virtualization Management products and Windows Management products acquired from ScriptLogic in August 2007 were the main drivers of our licenses revenues growth in North America. North American licenses revenues growth in these product areas was offset by reduced licenses revenues within our Application and Database Management product areas.

Effective January 1, 2007, we modified our revenue recognition practice for reseller transactions, due to a change in circumstances involving improved cash collection histories with these resellers. The modified practice has been applied to transactions consummated on or after January 1, 2007. Licenses revenues for the twelve months ended December 31, 2007 includes an approximate $13 million benefit as a result of this change. In 2006 and prior years, licenses revenues from those transactions was typically deferred until cash was collected from the reseller.

Services Revenues — The largest component of services revenues is PCS revenue. Services revenues also include fees for PSO. Our Windows Management product line and our Oracle Database Development products primarily drove growth in services revenues. PCS revenues from renewals of annual maintenance agreements have continued to grow. Revenues from PSO remained flat year-over-year at approximately $36.7 million as the number of large scale migration projects was less than the previous year and the mid-year introduction of Foglight 5 while generally requiring PSO, did not compensate for the decrease in migration projects. PSO as a percentage of total service revenues represented 11.4% and 13.5% in the twelve months ended December 31, 2007 and 2006, respectively.

Cost of Revenues

Total cost of revenues and year-over-year changes are as follows (in thousands, except for percentages):

			Increase/(Decrease)
	2007	2006	Dollars	Percentage
Cost of Revenues:
Licenses	$6,111	$5,570	$541	9.7%
Services	55,173	49,773	5,400	10.8%
Amortization of purchased technology	14,459	15,932	(1,473)	(9.2)%

Total cost of revenues	$75,743	$71,275	$4,468	6.3%

Cost of Licenses — Cost of licenses primarily consists of third-party software royalties, product packaging, documentation, duplication, delivery and personnel costs. Cost of licenses as a percentage of license revenues was 2.0% and 1.9% for the twelve months ended December 31, 2007 and 2006, respectively.

Cost of Services — Cost of services primarily consists of personnel, outside consultants, facilities and systems costs used in providing PCS and PSO. Cost of services does not include development costs related to bug fixes and upgrades which are classified in research and development and which are not separately determinable. Personnel related costs increased by approximately $4.2 million, primarily due to growth in technical support headcount which increased by 12% year-over-year as well as the $0.9 million impact from the devaluation of the U.S. Dollar relative to certain foreign currencies, primarily the Euro and the British Pound. Cost of services as a percentage of service revenues were 17.1% and 18.3% in the twelve months ended December 31, 2007 and 2006, respectively. The margin improvement is primarily due to our continued increase in customer maintenance and support revenues with a lower associated increase in headcount.

Amortization of Purchased Technology — Amortization of purchased technology includes amortization of the fair value of purchased technology associated with acquisitions. The 9.2% decrease in amortization of purchased technology is primarily due to certain technologies that were fully amortized prior to 2007, a $2.3 million impairment charge recorded in the fourth quarter of 2006 with no such impairment charges recorded in 2007, offset slightly by additions to amortization for recent acquisitions. We expect amortization of purchased technology within the cost of revenues arising from acquisitions completed prior to December 31, 2007 to be approximately $17.2 million in the year ending December 31, 2008.

Operating Expenses

Year-over-year changes in the principal components of our operating expenses are as follows (in thousands, except for percentages):

			Increase/(Decrease)
	2007	2006	Dollars	Percentage
Operating Expenses:
Sales and marketing	$275,037	$247,500	$27,537	11.1%
Research and development	122,592	110,612	11,980	10.8%
General and administrative	81,758	65,821	15,937	24.2%
Amortization of other purchased intangible assets	7,345	6,758	587	8.7%
In-process research and development	220	960	(740)	(77.1)%

Total operating expenses	$486,952	$431,651	$55,301	12.8%

Sales and Marketing — Sales and marketing expenses consist primarily of compensation and benefit costs for sales and marketing personnel, sales commissions, related facilities and information systems (“IS”) costs, and costs of trade shows, travel and entertainment and various discretionary marketing programs. Over 75% of the $27.5 million increase in sales and marketing expense is attributable to higher labor costs and the devaluation of the U.S. Dollar relative to certain foreign currencies, primarily the Euro and the British Pound. Personnel related costs increased $20.5 million as a result of a 7% increase in average headcount from acquisition and core additions, the devaluation of the U.S. Dollar and to increased commissions on a higher revenue base. Sales and marketing expenses from our acquisition of ScriptLogic in August 2007 contributed approximately 23.3% of the overall increase.

Research and Development — Research and development expenses consist primarily of compensation and benefit costs for software developers who develop new products, bug fixes and upgrades to existing products and at times provide engineering support for PCS services, software product managers, quality assurance and technical documentation personnel, associated facilities and IS costs and payments made to outside software development consultants in connection with our ongoing efforts to enhance our core technologies and develop additional products. The predominant amount of the increase in research and development expense was attributed to higher personnel related costs from acquired companies and an increase of core headcount. Expenses were also impacted by the devaluation of the U.S. Dollar as a significant portion of our developers are located outside of the U.S. Personnel related costs increased approximately $9.2 million, of which $1.5 million was from our recent acquisition of ScriptLogic and $2.5 million from the devaluation of the U.S. Dollar.

General and Administrative — General and administrative expenses consist primarily of compensation and benefit costs for our executive, finance, legal, human resources, administrative and IS personnel, and professional fees for audit, tax and legal services, associated facilities and IS costs. A majority of the dollar increase was related to growth in headcount to support operations, costs from acquired companies including the integration of recent acquisitions, our restatement efforts and on-going legal, tax and consulting projects. Personnel related costs, excluding share-based compensation, increased approximately $10.4 million on a 16% increase in average headcount. The increase to personnel costs was offset partially by a reduction to share-based compensation expense of approximately $4.7 million, primarily because we have not issued stock option grants to our employees since September of 2006.

Costs associated with the restatement efforts contributed $4.3 million to the overall increase in general and administrative expenses. Included in the restatement costs are professional fees paid to accountants and lawyers, costs related to the investigation and litigation and indemnification expenses for current and former directors and officers.

Amortization of Other Purchased Intangible Assets — Amortization of other purchased intangible assets includes the amortization of customer lists, trademarks, non-compete agreements and maintenance contracts associated with acquisitions. The 8.7% increase in amortization expense from 2006 to 2007 was due primarily to other purchased intangible assets from acquisitions made in 2007. We expect amortization of other purchased intangible assets reflected on our December 31, 2007 balance sheet to be approximately $7.6 million for the year ending December 31, 2008.

In-Process Research and Development — In-process research and development expenses related to in-process technology acquired from Kemma Software in 2007 and AfterMail and Charonware in 2006. These costs were charged to operations as the technologies had not reached technological feasibility and did not have alternative future uses at the date of acquisition.

Other Income (Expense), Net

Other income (expense), net includes interest income generated by our investment portfolio, gains and losses from foreign exchange fluctuations and gains or losses on other financial assets as well as a variety of other non-operating expenses. The non operating expenses were costs incurred with operating and maintaining our corporate aircraft which was sold in the fourth quarter of 2006 and the minority interest in Vizioncore prior to our purchase of the remaining interest in December 2007. Other income (expense), net increased to $22.4 million in 2007 from $13.0 million in 2006. Due to higher cash balances, interest income increased to $18.1 million in the twelve months ended December 31, 2007 from $11.2 million in the comparable period of 2006. We had a $4.4 million foreign currency gain in 2007 and 2006. Our foreign currency gains or losses are predominantly attributable to translation gains or losses on the re-measurement of net monetary assets, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar.

Income Tax Provision

During the twelve months ended December 31, 2007, the provision for income taxes increased to $27.6 million from $16.7 million in the comparable period of 2006, representing an increase of $10.9 million. The effective income tax rate increased to 30.4% in 2007, compared to 22.0% in 2006. The increase in the effective tax rate is substantially due to the mix of income between high and low tax jurisdictions, the impact of net operating losses and associated valuation allowances in certain foreign jurisdictions.

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

Services Revenues — Our Windows Management product line and our Oracle Database Development products primarily drove growth in services revenues. PCS revenues from renewals of annual maintenance agreements have continued to grow. Revenues from PSO increased $7.6 million or 26.1%. PSO as a percentage of total service revenues represented approximately 13.5% in the twelve months ended December 31, 2006 and 2005.

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

Cost of Services — Personnel related costs increased by approximately $4.4 million, primarily due to significant growth in technical support headcount (average headcount in 2006 increased by 90% over the prior year) and from a $0.7 million increase in share-based compensation expense. Fees paid to outside professional services consultants in connection with new system implementation support increased by $4.7 million in the twelve months ended December 31, 2006 over the comparable period in 2005 as the demand for our professional services exceeded our ability to provide these services. Cost of services as a percentage of service revenues were 18.3% and 17.8% in the twelve months ended December 31, 2006 and 2005, respectively.

Amortization of Purchased Technology — The 38.8% increase in amortization of purchased technology is primarily due to our acquisitions of AfterMail and Charonware in 2006 and by a $2.3 million impairment charge recorded in the fourth quarter of 2006 for a portion of purchased technology acquired in 2002.

Operating Expenses

Year-over-year changes in the principal components of our operating expenses are as follows (in thousands, except for percentages):

			Increase/(Decrease)
	2006	2005	Dollars	Percentage
Operating Expenses:
Sales and marketing	$247,500	$203,851	$43,649	21.4%
Research and development	110,612	89,078	21,534	24.2%
General and administrative	65,821	48,435	17,386	35.9%
Amortization of other purchased intangible assets	6,758	7,179	(421)	(5.9)%
In-process research and development	960	7,840	(6,880)	(87.8)%

Total operating expenses	$431,651	$356,383	$75,268	21.1%

Sales and Marketing — Sales and marketing expense increased $43.6 million during the twelve months ended December 31, 2006 as compared to the same period in 2005. Personnel related costs increased approximately $32.7 million, of which $3.2 million is due to higher share-based compensation expense. The increase in personnel related costs was primarily due to significant growth in headcount within our direct sales, system engineering, telesales groups and product marketing and commissions on the increased amount of sales in 2006 compared to 2005. Average headcount in sales and marketing increased 19% in 2006 over the prior year.

Research and Development — Research and development expense increased $21.5 million during the twelve months ended December 31, 2006 as compared to the same period in 2005. Personnel related costs increased approximately $17.9 million, of which $6.6 million related to higher share-based compensation expense. The increase in personnel related costs was also due to significant growth in headcount within our quality assurance and product development areas.

General and Administrative — General and administrative expense increased $17.4 million during the twelve months ended December 31, 2006 as compared to the same period in 2005. Personnel related costs increased approximately $11.5 million, of which $4.1 million related to higher share-based compensation expense. The increase in personnel related costs was primarily due to additional headcount hired to support the company’s growth.

Fees associated with our stock option investigation contributed $6.6 million to the overall increase in general and administrative expenses. We also recorded $1.5 million in incremental share-based compensation expense resulting from modifications to certain former employee stock option grants, as discussed in more detail in Note 9 of our Notes to Consolidated Financial Statements.

The increase to personnel costs and fees related to the stock option investigation were offset slightly by a reduction to bad debt expense of approximately $0.9 million.

Amortization of Other Purchased Intangible Assets — The 5.9% decrease in amortization expense from 2005 to 2006 was due to certain other purchased intangible assets related to our acquisition of Aelita Software in 2004 that were fully amortized by the end of the first quarter of 2006.

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

Inflation

Economic inflation has not had a significant effect on our results of operations or financial position for the years ended December 31, 2007, 2006 and 2005.

Liquidity and Capital Resources

Cash and cash equivalents and marketable securities were approximately $316.8 million and $390.2 million as of December 31, 2007 and 2006, respectively. Our cash balances at December 31, 2007 also included $48.9 million in restricted cash used in January 2008 to acquire PassGo Technologies Limited, reflected as restricted cash on our balance sheet. Cash and cash equivalents consisted of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of United States Government and Government Agency Bonds, Auction Rate Municipal securities and Commercial Paper with original maturities of greater than three months. Our investment objectives are to preserve principal and provide liquidity, while at the same time maximizing market return without significantly increasing risk. We generally hold investments in marketable securities until maturity.

At December 31, 2007, we held $50.3 million of investment grade municipal notes with an auction reset feature (“auction rate securities”). These securities are collateralized by higher education funded student loans, $22.5 million par amount of which are supported by the federal government as part of the Federal Family Education Loan Program (FFELP) and the remaining securities are backed by monoline insurance companies. The Dutch auction process that resets the applicable interest rate at predetermined calendar intervals is intended to provide liquidity to the holder of auction rate securities by matching buyers and sellers within a market context enabling the holder to gain immediate liquidity by selling such interests at par or rolling over their investment. If there is an imbalance between buyers and sellers the risk of a failed auction exists. See Note 2 of our Notes to Consolidated Financial Statements for additional details about our investments in auction rate securities and other marketable securities.

Summarized annual cash flow information is as follows (in thousands):

	2007	2006	2005
Cash provided by operating activities	$137,436	$148,377	$101,910
Cash used in investing activities	(187,295)	(3,689)	(103,419)
Cash provided by (used in) financing activities	(122)	24,781	32
Effect of exchange rate changes	(615)	(4,330)	4,342

Net increase (decrease) in cash and cash equivalents	$(50,596)	$165,139	$2,865

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

The analyses of the changes in our operating assets and liabilities are as follows:

•

Accounts receivable increased from $133.0 million at December 31, 2006 to $152.4 million at December 31, 2007 primarily due to an increase in daily sales, which resulted in an increase in operating assets, reflecting a use of cash of $10.5 million for the twelve months ended December 31, 2007. The remaining change in accounts receivable of $8.9 million, relating to the impact of non-cash foreign currency translation adjustments, is included as part of the “effect of exchange rate changes on cash and cash equivalents” section of our consolidated statements of cash flows. Day’s sales outstanding (“DSO”) was 75 days and 73 days as of December 31, 2007 and 2006, respectively, and our daily sales increased to $2.0 million for the quarter ended December 31, 2007 compared to $1.8 million for the quarter ended December 31, 2006. Collection of accounts receivable and related DSO could fluctuate in future periods due to the timing and amount of our revenues and their linearity and the effectiveness of our collection efforts.

•

Deferred revenue increased in each period resulting in an increase in operating liabilities, reflecting a cash inflow of $38.1 million, $60.5 million and $44.0 million for the twelve months ended December 31, 2007, 2006 and 2005 respectively. Increases in deferred revenue were due primarily to growth in our software PCS customer base and to our acquisition of ScriptLogic, which contributed $14.2 million to the overall increase.

•	The primary cash outflow within operating assets and liabilities during the twelve months ended December 31, 2007 was $35.9 million paid for taxes, an increase of $9.4 over the 2006 period.

Investing Activities

Our primary source of investing cash flows was proceeds from the sale of marketable securities. Our primary uses of cash from investing activities were for purchases of marketable securities, cash payments for acquisitions and capital expenditures.

Cash used in investing activities in the 2007 period included $146.8 million net cash paid for acquisitions, $48.9 million designated for the acquisition of PassGo in January 2008 and $6.1 million for a cost-method investment in one early stage private company. We spent $13.1 million in capital expenditures and sales, maturities and purchases of marketable securities resulted in a net cash inflow of $27.6 million.

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

Financing Activities

Our primary source of financing cash flows has historically been from the issuance of our common stock under our employee stock option plans, excess tax benefits related to share-based compensation and proceeds from a repurchase agreement. We have also financed acquisitions and capital expenditures with net borrowings under a repurchase agreement in prior periods.

Excess tax benefits related to share-based compensation were historically reported under net cash provided by operating activities but, under SFAS 123R these amounts are classified as a cash flow from financing activity. Excess tax benefits in years prior to adoption of SFAS 123R were presented in the operating activities section of the consolidated statements of cash flows and was $7.8 million in 2005. During the year ended December 31, 2005 cash flows from financing activities were affected by proceeds from and repayment of a repurchase agreement.

We did not receive proceeds from exercises of stock options during 2007 or the last two quarters of 2006 because we took action to block option exercises in connection with our then-pending restatement and stock option investigation.

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

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2007, our contractual obligations or commercial commitments include our facility lease commitments and operating leases for office facilities and certain items of equipment. In addition, we are committed to pay additional capital contributions to a private equity fund totaling $0.4 million as capital calls are made. We do not have any other off-balance sheet arrangements that could reduce our liquidity.

The following table summarizes our obligations as of December 31, 2007 and the effect we expect such obligations to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Lease Obligations	$40,825	$17,304	$16,987	$4,795	$1,739
Capital Lease Obligations	588	253	335	—	—

Purchase Obligations	3,280	2,763	212	305	—

Acquisition Related Obligations (1)	55,424	52,007	3,417	—	—

Total Contractual Cash Obligations	$100,117	$72,327	$20,951	$5,100	$1,739

(1)	Includes $48.9 million in cash restricted at December 31, 2007 for our acquisition of PassGo, which closed on January 2, 2008.

In addition to the cash commitments above, $37.1 million of unrecognized tax benefits, inclusive of penalties and interest, have been recorded as liabilities in accordance with FIN 48, and we are uncertain as to if or when such amounts may be settled. We also entered into earn-out agreements with the shareholders of companies we acquired during the years ended December 31, 2006 and 2007. The earn-out payments are based on the acquired company’s products’ total revenue growth over a specified period after the acquisition date. One immaterial earn-out payment was made in 2007 and the amount or likelihood of future payments based on future results is not determinable and therefore are not included in the above table.

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

Our exposure to foreign exchange risk is composed of the combination of our foreign net profits and losses denominated in currencies other than the U.S. Dollar, as well as our net balances of monetary assets and liabilities in our foreign subsidiaries. These exposures have the potential to produce either gains or losses depending on the directional movement of the foreign currencies versus the U.S. Dollar and our operational profile in foreign subsidiaries. Our cumulative currency gains or losses in any given period may be lessened by the economic benefits of diversification and low correlation between different currencies, but there can be no assurance that this pattern will continue to be true in future periods. During 2007 and 2006, we had a $4.4 million foreign currency gain.

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

Interest Rate Risk

Our exposure to market interest-rate risk relates primarily to our investment portfolio. We have not used derivative financial instruments to hedge the market risks of our investments. We place our investments with high-quality issuers and, by policy, limit the amount of credit exposure to any one issuer other than the United States government and its agencies. Our investments in marketable securities consist of United States Government and Government Agency Bonds, Auction Rate Municipal securities and Commercial Paper. Investments purchased with an original maturity of three months or less are considered to be cash equivalents. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of shareholders’ equity.

We presently do not intend to liquidate our short and long-term investments prior to their scheduled maturity dates or, with respect to our auction rate securities, the reset dates. However, in the event that we did liquidate these investments prior to their scheduled maturities and there were no changes in market interest rates, we could be required to recognize a realized loss on those investments when we liquidate. At December 31, 2007, we had an unrealized loss of $0.5 million on our investments in debt securities compared to $0.8 million at December 31, 2006. Our remaining investment positions and duration of the portfolio would not be materially affected by a 100 basis point shift in interest rates.

Information about our investment portfolio is presented in the table below, which states the amortized book value and related weighted-average interest rates by year of maturity (in thousands):

	Amortized Book Value	Weighted Average Rate
Investments maturing by December 31,
2008 (1)	$178,434	4.78%
2009	—	—
2010	—	—
2011	21,118	4.37%
Thereafter	—	—

Total portfolio	$199,552	4.74%

(1)	Includes $117.9 million in cash equivalents and $50.3 million in auction rate securities.

Item 8.    Financial Statements and Supplementary Data

The financial statements required by this item are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1.

The following tables set forth selected unaudited consolidated quarterly financial data for the eight quarters ended December 31, 2007 (in thousands, except per share amounts):

	Quarters Ended
	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	March 31, 2007 (2)	Dec. 31, 2006 (1)	Sept. 30, 2006	June 30, 2006	March 31, 2006
	(in thousands, except per share data)
Revenues	$186,745	$152,150	$142,317	$149,769	$167,296	$136,715	$128,386	$129,192
Gross profit	165,172	133,436	124,902	131,728	146,431	119,876	110,896	113,111
Income before income tax provision	27,068	22,462	14,005	27,173	42,471	12,995	8,874	11,315
Net income	$25,291	$14,986	$7,935	$14,907	$33,341	$10,444	$7,058	$8,142

Basic net income per share	$0.25	$0.15	$0.08	$0.15	$0.33	$0.10	$0.07	$0.08

Diluted net income per share	$0.24	$0.14	$0.08	$0.14	$0.32	$0.10	$0.07	$0.08

(1)	In November 2006, we completed the sale of our corporate aircraft to a third party for $15.6 million in cash, net of $0.3 million in transaction fees. The sale resulted in a pretax gain of $4.0 million.
(2)	We modified our practice of recognizing revenue from certain large reseller transactions at the time of sale as of January 1, 2007 due to a change in circumstances involving improved cash collection histories with these resellers. Revenues for the three months ended March 31, 2007 includes approximately $5.5 million of revenue as a result of this change. In 2006 and prior years, revenue from those transactions was deferred until cash was collected from the reseller.

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, management concluded that, as of that date, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level because of the identification of the material weakness in its internal control over financial reporting, described below, which the Company views as an integral part of its disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.

A material weakness is a significant deficiency, or combination of significant deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected. Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, utilizing the criteria described in the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The objective of this assessment was to determine whether the Company’s internal control over financial reporting was effective as of December 31, 2007. In its assessment of the effectiveness of internal control over financial reporting management identified a material weakness in the Company’s financial close and reporting process.

As described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on December 7, 2007, the Company determined that a material weakness in our internal control over financial reporting related to our financial close and reporting process existed as of December 31, 2006. As of December 31, 2007, this material weakness continued to exist and had not yet been remediated. A description of the material weakness in our internal control over financial reporting related to our financial close and reporting process is provided below.

Our financial and accounting organization was not adequate to support our financial accounting and reporting needs given the growth of our business. Furthermore, we failed to effectively design and implement our financial accounting system to facilitate the needs of our financial close process across all reporting units. Specifically, we did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge and training in the application of GAAP, nor did we adequately use our financial accounting system commensurate with our financial reporting requirements to support the financial reporting and close process. Moreover, due to the lack of sufficient staffing during 2007 caused, in part, by unanticipated turnover, it was necessary to place undue reliance on external consultants to assist in the financial reporting and close process. The lack of a sufficient complement of personnel with an appropriate level of accounting knowledge and training coupled with an inadequate design and implementation of our financial accounting system across all reporting units resulted in significant manual processes for the existing personnel. This reduced the likelihood that such individuals could detect the need for a material adjustment to the Company’s books and records or anticipate, identify, and resolve accounting issues in the normal course of performing their assigned functions. This material weakness resulted in not only the need to record various adjustments during 2007 and a significant delay in the issuance of recently filed financial statements, but also resulted in a more than reasonable possibility that a material misstatement to the annual or interim financial statements would not have been prevented or detected.

Because of the material weakness noted above management has concluded that internal control over financial reporting was not effective as of December 31, 2007, based on the criteria set forth in Internal Control-Integrated Framework issued by COSO.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting that occurred in the fourth quarter of 2007 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, except as described below:

•	In October 2007, our Chief Financial Officer resigned and our Vice President, Treasurer was promoted to the position of Chief Financial Officer.

•	In October 2007, we appointed our newly promoted VP, Corporate Controller to the position of Principal Accounting Officer.

•

During the fourth quarter, we replaced our lead accounting positions in both EMEA and Asia Pacific (including Japan) with individuals who will provide enhanced technical accounting and financial reporting experience.

We anticipate the actions described above and resulting improvement in controls will generally strengthen our disclosure controls and procedures, as well as our internal control over financial reporting, and will, over time, be a key component in how we address the material weakness that we identified in our internal control over financial reporting as of December 31, 2007. However, because many of the remedial actions we have undertaken are very recent and because they relate to the hiring of key personnel and many of the controls in our system of internal controls rely extensively on manual review and approval, the successful operation of these controls for, at least, a few fiscal quarters may be required prior to management being able to conclude that the material weakness has been eliminated.

Remediation of our Material Weakness

As of December 31, 2007, we have taken or plan to take the following steps to improve our internal control over financial reporting and to remediate the identified material weaknesses:

•

We have engaged a number of qualified accounting personnel on a temporary basis to compensate for a lack of adequate permanent finance and accounting staff. With these additional resources, management has performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements are fairly stated as of and for the year ended December 31, 2007;

•	We are actively recruiting to fill open positions in our accounting department;

•	We plan to engage professional service organizations who specialize in the assessment and the enhancement of the effectiveness of internal controls over financial reporting;

•

We have adjusted and plan to further adjust the software used to allocate revenue to correct the identified system errors. Where management has been unable, in the short term, to adjust the software, management has implemented procedures whereby automated system queries are generated and analyzed to ensure no previously identified control deficiencies recur;

•

We plan to review the adequacy of our staffing and the technical knowledge and experience of our current staff as well as to improve the training and education of our people in the accounting and other departments that impact financial accounting and reporting controls; and

•

We plan to implement our primary financial accounting system in certain locations currently on legacy systems and to upgrade our primary financial accounting system to the latest version which will allow us to enhance and automate additional financial and management controls.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Quest Software, Inc.

We have audited Quest Software, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: the Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge and training in the application of generally accepted accounting principles, nor did the Company adequately use its financial accounting system commensurate with its financial reporting requirements to support the financial reporting and close process. The lack of a sufficient complement of personnel with an appropriate level of accounting knowledge and training coupled with an inadequate design and implementation of the Company’s financial accounting system across all reporting units resulted in significant manual processes for the existing personnel. This reduced the likelihood that the Company could detect the need for a material adjustment to the Company’s books and records or anticipate, identify, and resolve accounting issues in the normal course of performing their assigned functions. This material weakness resulted in not only the need for the Company to record various adjustments during 2007 and a significant delay in the issuance of recently filed financial statements but also resulted in a more than reasonable possibility that a material misstatement to the annual or interim financial statements would not have been prevented or detected. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007, of the Company and our report dated February 22, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/    DELOITTE & TOUCHE LLP

Costa Mesa, California

February 22, 2008

Item 9B.    Other Information

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information required by this item will be included in the sections captioned “Directors,” “Executive Officers,” “Code of Ethics,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement, to be delivered to shareholders in connection with our 2008 annual meeting. Such information is incorporated herein by reference.

Item 11.    Executive Compensation

Information regarding compensation of certain named executive officers will be included in the section captioned “Executive Compensation” appearing in our definitive proxy statement, to be delivered to shareholders in connection with our 2008 annual meeting of shareholders. Such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included in the section captioned “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” appearing in our definitive proxy statement, to be delivered to shareholders in connection with our 2008 annual meeting of shareholders. The information regarding securities authorized for issuance under equity compensation plans will be included in the section captioned “Equity Compensation Plan Information” appearing in our definitive proxy statement, to be delivered to shareholders in connection with our 2008 annual meeting of shareholders. Such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included in the section captioned “Certain Relationships and Related Transactions, and Director Independence” appearing in our definitive proxy statement, to be delivered to shareholders in connection with our 2008 annual meeting of shareholders. Such information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

The information contained in the section captioned “Principal Accounting Fees and Services” in our definitive proxy statement for our 2008 annual meeting of shareholders is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

The following documents are filed as part of this Form 10-K.

(1)	Financial Statements

(2)	Financial Statement Schedule

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

(3)	Exhibits

Exhibit Number	Exhibit Title

3.1	Second Amended and Restated Articles of Incorporation. (1)

3.2	Certificate of Amendment of Articles of Incorporation of Quest Software, Inc. (2)

3.3	Bylaws of Quest Software, Inc. (3)

4.1	Form of Registrant’s Specimen Common Stock Certificate. (1)

10.1++	Registrant’s 1999 Stock Incentive Plan, as amended. (4)

10.2	Form of Directors’ and Officers’ Indemnification Agreement. (1)

10.3++	Registrant’s 2001 Stock Incentive Plan, as Amended. (4)

10.9++	Form of Stock Option Agreement used under the Registrant’s 1999 Stock Incentive Plan. (5)

10.10++	Form of Stock Option Agreement used under the Registrant’s 2001 Stock Incentive Plan. (6)

10.11++	Registrant’s Executive Incentive Plan.

14.1	Code of Ethics.

21.1	Subsidiaries of the Company.

Exhibit Number	Exhibit Title

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to our Registration Statement on Form S-1 and all amendments thereto (File No. 333-80543).
(2)	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2005.
(3)	Incorporated herein by reference to our Current Report on Form 8-K filed November 7, 2007.
(4)	Incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2006.
(5)	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2004.
(6)	Incorporated herein by reference to our Registration Statement on Form S-8 (File No. 333-82784) filed on February 14, 2002.

++	Indicates a management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUEST SOFTWARE, INC.

Dated: February 25, 2008	By:	/s/ Vincent C. Smith
Vincent C. Smith Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vincent C. Smith Vincent C. Smith	Chief Executive Officer (principal executive officer) and Chairman of the Board	February 25, 2008

/s/ Scott J. Davidson Scott J. Davidson	Senior Vice President, Chief Financial Officer (principal financial officer)	February 25, 2008

/s/ Scott H. Reasoner Scott H. Reasoner	Vice President, Corporate Controller (principal accounting officer)	February 25, 2008

/s/ Kevin M. Klausmeyer Kevin M. Klausmeyer	Director	February 25, 2008

/s/ Raymond J. Lane Raymond J. Lane	Director	February 25, 2008

/s/ Jerry Murdock, Jr. Jerry Murdock, Jr.	Director	February 25, 2008

/s/ Augustine L. Nieto II Augustine L. Nieto II	Director	February 25, 2008

/s/ Paul A. Sallaberry Paul A. Sallaberry	Director	February 25, 2008

/s/ H. John Dirks H. John Dirks	Director	February 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Quest Software, Inc.

We have audited the accompanying consolidated balance sheets of Quest Software, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, in 2007. In addition, the Company adopted FASB Statement No. 123(R), Share-Based Payment, and FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, in 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2008, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

/s/    DELOITTE & TOUCHE LLP

Costa Mesa, California

February 22, 2008

QUEST SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$235,568	$286,164
Restricted cash for an acquisition	48,924	—
Short-term marketable securities	10,287	80,112
Accounts receivable, net of allowances of $9,994 and $9,312 at December 31, 2007 and 2006, respectively	152,438	132,983
Prepaid expenses and other current assets	19,022	14,899
Deferred income taxes	11,014	9,800

Total current assets	477,253	523,958
Property and equipment, net	75,848	75,817
Long-term marketable securities	70,936	23,884
Intangible assets, net	76,641	48,136
Goodwill	563,766	445,059
Deferred income taxes	36,661	33,679
Other assets	18,025	11,004

Total assets	$1,319,130	$1,161,537

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,590	$5,182
Accrued compensation	46,437	35,973
Other accrued expenses	43,313	35,949
Income taxes payable	1,962	27,832
Current portion of deferred revenue	211,840	177,372

Total current liabilities	308,142	282,308
Long-term liabilities:
Long-term portion of deferred revenue	73,820	58,187
Income taxes payable	37,130	—
Other long-term liabilities	2,712	2,129

Total long-term liabilities	113,662	60,316
Commitments and contingencies (Notes 4, 11 and 13)
Shareholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value, 200,000 shares authorized; 101,819 shares issued and outstanding at December 31, 2007 and 2006	833,050	815,437
Retained earnings	64,728	4,293
Accumulated other comprehensive loss	(452)	(817)

Total shareholders’ equity	897,326	818,913

Total liabilities and shareholders’ equity	$1,319,130	$1,161,537

See accompanying Notes to Consolidated Financial Statements.

QUEST SOFTWARE, INC.

CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenues:
Licenses	$308,652	$290,247	$256,131
Services	322,329	271,342	215,873

Total revenues	630,981	561,589	472,004
Cost of revenues:
Licenses	6,111	5,570	5,005
Services	55,173	49,773	38,381
Amortization of purchased technology	14,459	15,932	11,476

Total cost of revenues	75,743	71,275	54,862

Gross profit	555,238	490,314	417,142
Operating expenses:
Sales and marketing	275,037	247,500	203,851
Research and development	122,592	110,612	89,078
General and administrative	81,758	65,821	48,435
Amortization of other purchased intangible assets	7,345	6,758	7,179
In-process research and development	220	960	7,840

Total operating expenses	486,952	431,651	356,383
Gain on sale of corporate aircraft	—	3,987	—

Income from operations	68,286	62,650	60,759
Other income (expense), net	22,422	13,005	(1,046)

Income before income tax provision	90,708	75,655	59,713
Income tax provision	27,589	16,670	27,257

Net income	$63,119	$58,985	$32,456

Net income per share:
Basic	$0.62	$0.58	$0.33

Diluted	$0.60	$0.57	$0.32

Weighted-average shares:
Basic	101,819	101,380	97,621
Diluted	105,284	104,103	101,030

See accompanying Notes to Consolidated Financial Statements.

QUEST SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In thousands)

	Common Stock		Unearned Compensation	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Total Comprehensive Income
	Shares	Amount
BALANCE, January 1, 2005	96,111	$751,560	$(27,220)	$(87,148)	$(776)	$636,416
Exercise of stock options	2,707	13,295	—	—	—	13,295
Net tax deficiency related to share-based compensation	—	(944)	—	—	—	(944)
Compensation expense associated with stock option grants	—	—	12,799	—	—	12,799
Common stock issued for acquisitions	943	12,378	—	—	—	12,378
Stock options assumed with the acquisitions of Imceda Software, Inc. and Vintela, Inc.	—	22,506	(4,534)	—	—	17,972
Forfeitures of stock options	—	(3,932)	3,932	—	—	—
Unrealized loss on marketable securities, net of tax	—	—	—	—	(940)	(940)	$(940)
Net income	—	—	—	32,456	—	32,456	32,456

Comprehensive income	—	—	—	—	—	—	$31,516

BALANCE, December 31, 2005	99,761	794,863	(15,023)	(54,692)	(1,716)	723,432
Exercise of stock options	2,058	18,825	—	—	—	18,825
Net tax deficiency related to share-based compensation	—	(10,928)	—	—	—	(10,928)
Compensation expense associated with stock option grants	—	27,700	—	—	—	27,700
Elimination of unearned compensation in relation to the adoption of SFAS 123R	—	(15,023)	15,023	—	—	—
Unrealized gain on marketable securities, net of tax	—	—	—	—	899	899	$899
Net income	—	—	—	58,985	—	58,985	58,985

Comprehensive income	—	—	—	—	—	—	$59,884

BALANCE, December 31, 2006	101,819	815,437	—	4,293	(817)	818,913
Cumulative effect to prior year retained earnings related to the adoption of FIN 48	—	—	—	(2,684)	—	(2,684)
Proceeds received from certain executive officers as part of our restatement remedial actions	—	158	—	—	—	158
Compensation expense associated with stock option grants	—	17,455	—	—	—	17,455
Unrealized gain on marketable securities, net of tax	—	—	—	—	365	365	$365
Net income	—	—	—	63,119	—	63,119	63,119

Comprehensive income	—	—	—	—	—	—	$63,484

BALANCE, December 31, 2007	101,819	$833,050	$—	$64,728	$(452)	$897,326

See accompanying Notes to Consolidated Financial Statements.

QUEST SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$63,119	$58,985	$32,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,362	36,796	31,077
Compensation expense associated with stock option grants	17,455	27,700	12,799
Deferred income taxes	(18,201)	(21,926)	(3,677)
Gain on sale of corporate aircraft	—	(3,987)	—
(Gain) loss on disposition of property and equipment	308	(411)	254
Excess tax benefit related to share-based compensation	—	(6,180)	7,818
Provision for bad debts	302	(615)	265
In-process research and development	220	960	7,840
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(10,496)	(17,740)	(16,277)
Prepaid expenses and other current assets	(3,670)	983	(5,667)
Other assets	(575)	(2,110)	(1,468)
Accounts payable	(2,815)	785	(1,045)
Accrued compensation	8,679	1,091	3,427
Other accrued expenses	1,394	1,100	2,059
Litigation settlement payment	—	—	(16,000)
Income taxes payable	8,590	12,685	5,404
Deferred revenue	38,140	60,521	43,987
Other liabilities	(2,376)	(260)	(1,342)

Net cash provided by operating activities	137,436	148,377	101,910
Cash flows from investing activities:
Purchases of property and equipment	(13,050)	(16,639)	(41,109)
Proceeds from sale of corporate aircraft	—	15,600	—
Cash paid for acquisitions, net of cash acquired	(146,842)	(17,472)	(120,621)
Cash restricted for an acquisition	(48,924)	—	—
Proceeds from sale of Vista Plus product suite	—	—	2,039
Purchases of cost-method investments	(6,109)	(3,803)	—
Purchases of marketable securities	(30,766)	(60,754)	—
Sales and maturities of marketable securities	58,396	79,379	56,272

Net cash used in investing activities	(187,295)	(3,689)	(103,419)
Cash flows from financing activities:
Proceeds from repurchase agreement	—	—	10,008
Repayment of repurchase agreement	—	—	(22,896)
Repayment of notes payable	—	—	(51)
Repayment of capital lease obligations	(280)	(224)	(324)
Proceeds from the exercise of stock options	—	18,825	13,295
Proceeds received from certain executive officers as part of our restatement remedial actions	158	—	—
Excess tax benefit related to share-based compensation	—	6,180	—

Net cash provided by (used in) financing activities	(122)	24,781	32
Effect of exchange rate changes on cash and cash equivalents	(615)	(4,330)	4,342

Net increase (decrease) in cash and cash equivalents	(50,596)	165,139	2,865
Cash and cash equivalents, beginning of period	286,164	121,025	118,160

Cash and cash equivalents, end of period	$235,568	$286,164	$121,025

Supplemental disclosures of consolidated cash flow information:
Cash paid for interest	$289	$56	$163

Cash paid for income taxes	$35,861	$26,413	$17,684

Supplemental schedule of non-cash investing and financing activities:
Unrealized gain (loss) on marketable securities, net of tax	$365	$727	$(940)

Unpaid purchases of property and equipment	$697	$356	$—

Fair value of stock options and common stock issued in connection with acquisitions	$—	$—	$34,884

See accompanying Notes to Consolidated Financial Statements.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Description of Business and Summary of Significant Accounting Policies

Nature of Operations — Quest Software, Inc. (“Quest,” the “Company,” “we,” “us” or “our”), was incorporated in California in 1987 and is a leading developer and vendor of application management, Windows management and database management software products. We also provide consulting, training, and post-contract technical support services to our customers. We have wholly-owned research and development subsidiaries and sales subsidiaries for marketing, distribution, and support of our products and services in the United States and abroad.

Basis of Consolidation — The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include our accounts and those of our majority owned subsidiaries. Intercompany transactions are eliminated and the portion of the net income or net loss of subsidiaries applicable to minority interests adjusts other income (expense), net.

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

Foreign Currency Translation — In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation,” the United States Dollar is considered to be the functional currency for our foreign subsidiaries, as such subsidiaries act primarily as an extension of our parent company’s operations. The determination of functional currency is primarily based on the subsidiaries’ relative financial and operational dependence on the parent company. Assets and liabilities in these subsidiaries are re-measured at current exchange rates, except for property and equipment, deferred revenue, depreciation and investments, which are translated at historical exchange rates. Revenues and expenses are re-measured at weighted average exchange rates in effect during the year except for costs related to the above mentioned balance sheet items which are translated at historical rates. Foreign currency gains and losses are included in “other income (expense), net” in the consolidated income statements. There was a net foreign currency gain of $4.4 million for the years ended December 31, 2007 and 2006 and a net loss of $5.6 million for the year ended December 31 2005 based on re-measurement.

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

Concentration of Credit Risk — Financial instruments that potentially subject us to credit risk include cash and cash equivalents, marketable securities and accounts receivable. We believe that credit risks related to our investment portfolio are moderated by limitations we place on our exposure to any one issuer and credit risks on accounts receivable are moderated by the diversity of our products, customers and geographic sales areas. We monitor extensions of credit and have not experienced significant credit losses in the past. We maintain an allowance both for bad debts and for sales returns and cancellations and such losses and returns have historically been within management’s expectations. No single customer accounted for 10% or more of our total revenues or accounts receivable for the years ended December 31, 2007, 2006 or 2005.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Allowances for Doubtful Accounts and Returns — We record allowances for doubtful accounts based upon a specific review of significant outstanding invoices and/or our historical write-off experience. We also record a provision for estimated sales returns and allowances on product and service related sales in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists.” These estimates are based on historical sales returns and other known factors.

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

Investments in Non-Consolidated Companies — We have made investments in early stage private companies and a private equity fund for business and strategic purposes. We may make additional investments of this nature in the future. These investments total $11.7 million and $5.7 million at December 31, 2007 and 2006, respectively, and are accounted for under the cost method, as we do not have the ability to exercise significant influence over these companies’ operations. We periodically monitor our investments for impairment and will record reductions in carrying values if and when necessary. The evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure regulations as U.S. public companies and, as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. As part of this evaluation process, our review includes but is not limited to a review of each company’s cash position, recent financing activities, financing needs, earnings and revenue outlook, operational performance, management or ownership changes, and impacts from competitive pressures. If we determine that the carrying value of our investment in a company is at an amount below fair value, we write down the investment and record a loss in the consolidated income statements. Investments in non-consolidated companies are included in other assets on our consolidated balance sheet at December 31, 2007 and 2006.

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

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Goodwill and Intangible Assets — Goodwill arising from acquisitions (see Notes 4 and 5) is recorded as the excess of the purchase price over the fair value of assets acquired. Intangible assets are recorded at the estimated fair value of technology, customer lists, maintenance contracts, trademarks, trade names and non-compete agreements acquired and amortized using the straight-line method over estimated useful lives. The estimated useful lives of the intangible assets being amortized range from two to seven years. The estimated fair value of trade names associated with ScriptLogic Corporation acquired in August 2007, were assigned indefinite useful lives and are not being amortized. Accumulated amortization of intangible assets was $110.6 million and $88.8 million at December 31, 2007 and 2006, respectively. We recorded impairment charges of $2.3 million in 2006 for certain intangible assets. The net carrying amount of intangible assets was considered recoverable at December 31, 2007, as there were no further indications of impairment. We test goodwill for impairment at the reporting unit level on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. The carrying amount of goodwill was considered recoverable at December 31, 2007, based on the results from our goodwill impairment evaluation performed in the fourth quarter of 2007.

Other Assets — Other assets consists primarily of our investments in non-consolidated companies accounted for under the cost method and lease security deposits.

Revenue Recognition — We derive revenues from three primary sources: (1) perpetual software licenses, (2) annual maintenance and support services (referred to as post-contract technical support or “PCS”) and (3) professional consulting and training services (referred to as “PSO”).

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

Before revenue can be recognized all of the following criteria must be satisfied:

(1)	Persuasive evidence of an arrangement exists — including a written contract signed by both the end customer and Quest.

(2)	Delivery has occurred — when all product and/or service that is essential to the functionality is delivered to the end customer.

(3)	The fee is fixed or determinable — when we have a signed contract that states the agreed upon fee for our product and/or service and specifies the related terms and conditions that govern that arrangement, and is free of material contingencies or significant uncertainty.

(4)	Collection is probable — assessed based on the probability of collection on a customer-by-customer basis based on payment history and our evaluation of the end customer’s financial position.

We license our products primarily through our direct sales force, our telesales force and, increasingly, indirect channels including value added resellers and distributors. For our direct sales, we utilize written

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Indirect sales through resellers, which are a growing proportion of our transaction volume, are generally handled via processes and policies that are similar to an end customer sale. Our policy until January 1, 2007 was to defer revenue recognition on indirect sales transactions of significant size until receipt of payment (assuming all other revenue recognition criteria had been satisfied) as collectability was not reasonably assured. Because of a change in circumstances involving improved cash collection histories with certain resellers we modified our revenue recognition practices to recognize revenue on certain resellers upon delivery of the software when all other revenue recognition criteria are satisfied. The modified practice, which now allows for the earlier recognition on most of our reseller transactions, has been implemented effective January 1, 2007.

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

We account for the perpetual software license component of these multiple-element arrangements using the residual method, which requires recognition of the perpetual software license revenue once all software products have been delivered to the end customer and the only undelivered element is PCS and PSO, if applicable. The value of the undelivered elements is determined based on vendor specific objective evidence (“VSOE”) of fair value and is deferred. The residual value, after allocation of the fee to the undelivered elements based on VSOE of fair value, is then allocated to the perpetual software license for the software products being sold.

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

In addition to perpetual software licenses, we sell a small amount of time-based software licenses (or term licenses) each year wherein customers pay a single fee for the right to use the software and receive PCS for a defined period of time. Approximately 2% of 2007 license revenue was generated by these time-based software licenses. All license and PCS revenues on these term licenses are deferred and recognized ratably over the license term.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We recognize channel rebates in accordance with the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). The rebates provided to those who distribute our products are recorded as an offset to revenue as they are considered adjustments of the selling price of our products during the period of the corresponding order.

Uncollected Deferred Revenue — Because of our revenue recognition policies, there are circumstances for which we are unable to recognize revenue relating to sales transactions that have been billed, but the related

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

account receivable has not been collected. While the receivable represents an enforceable obligation, for balance sheet presentation purposes we have not recognized the deferred revenue or the related account receivable and no amounts appear in our consolidated balance sheets for such transactions. The aggregate amount of unrecognized accounts receivable and deferred revenue was $43.7 million and $47.6 million at December 31, 2007 and 2006, respectively.

Software Development Costs — Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed” until the product is available for general release. Because our current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no software development costs have been capitalized as of December 31, 2007 and 2006.

Advertising Expenses — We expense all advertising costs as incurred, and such costs were $4.3 million, $3.9 million and $3.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Income Taxes — We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Deferred taxes on income result from temporary differences between the reporting of income for financial statements and tax reporting purposes. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of our assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. See also, Recently Issued Accounting Pronouncements, below for details of our adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.

Share-Based Payments — Prior to January 1, 2006, we accounted for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, we recognized compensation expense for stock option grants where the exercise price was lower than the fair market value of our common stock on the originally stated grant date. In accordance with SFAS 123 and SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, we provided pro forma net income or loss and net income or loss per share disclosures for each period prior to the adoption of SFAS No. 123R, Share-Based Payment (“SFAS 123R”), as if we had applied the fair value-based method in measuring compensation expense for our share-based compensation plans.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R utilizing the modified prospective transition method. As required by SFAS 123R, we estimate forfeitures of employee stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined based on historical experience. Estimated forfeitures are adjusted to actual forfeiture experience as needed. Under the modified prospective approach, compensation expense recognized during the periods post-adoption includes: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the recognition provisions of SFAS 123R. In accordance with the modified prospective transition method, our audited consolidated financial statements for the year ended December 31, 2005 have not been restated to reflect, and do not include, the impact of SFAS 123R.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prior to the adoption of SFAS 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. SFAS 123R requires that the realized tax benefit related to the excess of the deductible amount over the compensation cost recognized (excess tax benefits) be classified in the statement of cash flow as a cash inflow from financing activities and a cash outflow from operating activities. There were no options exercised during the year ended December 31, 2007. We classified $6.2 million of excess tax benefit related to share-based compensation as financing cash inflows and operating cash outflows on our accompanying consolidated statements of cash flows for the year ended December 31, 2006. In addition, we previously presented unearned compensation as a separate component of shareholders’ equity. In accordance with the provisions of SFAS 123R, upon adoption, we also reclassified the balance in unearned compensation to common stock on our accompanying consolidated balance sheet.

SFAS 123R requires us to calculate the pool of excess tax benefits (the “APIC Pool”), available as of January 1, 2006, to absorb tax deficiencies recognized in subsequent periods, assuming we had applied the provisions of the standard in prior periods. We applied the provisions of SFAS 123R in calculating the APIC Pool, which was calculated using the long-haul method.

The following table summarizes the total share-based compensation expense, including the impact of related payroll taxes, by income statement line item that we recorded for the years ended December 31, 2007, 2006 and 2005 (in thousands, except per share data):

	Year Ended December 31,
	2007	2006	2005 (1)
Cost of licenses	$5	$7	$2
Cost of services	1,029	1,204	458
Sales and marketing	6,931	8,670	5,496
Research and development	6,533	9,435	2,857
General and administrative	3,020	7,700	3,581

Reduction of income from operations and income before income tax provision	17,518	27,016	12,394
Income tax effect using the effective tax rate for each year	5,328	5,953	5,658

Reduction of net income	$12,190	$21,063	$6,736

Reduction of net income per share:
Basic	$0.12	$0.21	$0.07

Diluted	$0.12	$0.20	$0.07

(1)	The expense in 2005 generally related to previously issued options wherein the exercise price was later determined to be below market value on the accounting measurement date thereby requiring share-based compensation to be recognized over the vesting period pursuant to APB Opinion No. 25.

As of December 31, 2007, total unrecognized share-based compensation cost related to unvested stock options was $29.0 million, which is expected to be recognized over a weighted-average period of 3.1 years.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pro Forma Information under SFAS 123 for Periods Prior to January 1, 2006

The following table illustrates the effect on operating results and per share information had we accounted for share-based compensation in accordance with the fair value recognition provisions of SFAS 123 for the year ended December 31, 2005 (in thousands, except per share data):

Year Ended December 31, 2005
Net income	$32,456
Add: Share-based compensation expense included in reported net income, net of related tax effects	6,963
Deduct: Total share-based compensation determined under fair value based method for all awards, net of related tax effects	(21,662)

Pro forma net income	$17,757

Net income per share:
Basic	$0.33

Basic—pro forma	$0.18

Diluted	$0.32

Diluted—pro forma	$0.18

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

Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected term, expected volatility, risk-free interest rate and dividend yield. We may use different assumptions under the Black-Scholes option valuation model in determining the fair value of any option grants in 2008 and future years, which could materially affect the measurement of the fair value of those options.

Expected Term.    The expected term of options granted represents the period of time such options are expected to be outstanding. We estimate the expected terms of options granted based on historical exercise patterns across two different groups of employees. We believe these estimates are reasonably representative of each group’s likely future behavior.

Expected Volatility.    We estimate the volatility of our common share-based upon the implied volatility derived from the market prices of our traded options with similar terms. Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than is historical volatility. Prior to the adoption of SFAS 123R, we used historical volatility under a “comparable companies” analysis approach, because our history as a public company was not sufficient to make volatility assumptions based solely on volatility of the Company’s stock.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Risk-Free Interest Rate.    We base the risk-free interest rate on the U.S. Treasury zero-coupon issues in effect at the time of option grant for equivalent remaining terms.

Dividend Yield.    We do not expect to pay any dividends and, therefore, we use an expected dividend yield of zero.

We used the following assumptions to estimate the fair value of options granted during the years ended December 31, 2006 and 2005 (no options were granted during 2007):

	Years Ended December 31,
	2006		2005
	Range:	Weighted Average:	Weighted Average:
Risk-free interest rate	4.5% to 5.2%	4.9%	4.2%
Expected term (in years)	6.3 to 7.8	6.6	6.7
Expected volatility	54% to 55%	55%	53%
Expected dividend yield	None	None	None

Net Income Per Share — We compute net income per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other common stock equivalents, including stock options, in the weighted-average number of common shares outstanding for a period, if dilutive.

The table below sets forth the reconciliation of the denominator of the net income per share calculation (in thousands):

	Years Ended December 31,
	2007	2006	2005
Shares used in computing basic net income per share	101,819	101,380	97,621
Dilutive effect of stock options (1)	3,465	2,723	3,409

Shares used in computing diluted net income per share	105,284	104,103	101,030

(1)	Options to purchase 8,331, 12,274 and 9,675 shares of common stock were outstanding during 2007, 2006 and 2005, respectively, but were not included in the computation of diluted net income per share as inclusion would have been anti-dilutive.

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

Taxes Collected from Customers and Remitted to Governmental Authorities — We present taxes collected from customers and remitted to governmental authorities in accordance with Emerging Issues Task Force Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” on a net basis.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recently Issued Accounting Pronouncements

In June 2006 the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 on January 1, 2007. See Note 8 for more information about the impact of adoption of this guidance on our financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, however, the FASB staff has approved a one year deferral for the implementation of SFAS 157 for other non-financial assets and liabilities. We adopted this statement effective January 1, 2008. We do not expect the standard to have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value, on an instrument-by-instrument basis. The fair value measurement election is irrevocable and requires that unrealized gains and losses are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the standard to have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred;

•	Noncontrolling interests (formerly known as “minority interests”—see SFAS 160 discussion below) will be valued at fair value at the acquisition date;

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

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

2.    Marketable Securities

The following table summarizes our portfolio of marketable securities (in thousands):

December 31, 2007	Amortized Cost	Net Unrealized Gains	Net Unrealized Losses	Estimated Fair Value
Due in one year or less:
Auction rate municipal securities	$50,270	$—	$—	$50,270
Other	10,287	—	—	10,287
Due in one to five years:
U.S. government agency mortgage-backed securities	21,118	—	(452)	20,666

Total	$81,675	$—	$(452)	$81,223

Reported As:
Short-term marketable securities				$10,287
Long-term marketable securities (1)				70,936

Total				$81,223

(1)	Includes $50.3 million of auction rate municipal securities with reset dates of less than one year.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2006	Amortized Cost	Net Unrealized Gains	Net Unrealized Losses	Estimated Fair Value
Due in one year or less:
U.S. government agencies	$20,000	$—	$(102)	$19,898
Auction rate municipal securities	60,164	—	—	60,164
Other	50	—	—	50
Due in one to five years:
U.S. government agency mortgage-backed securities	24,687	—	(803)	23,884

Total	$104,901	$—	$(905)	$103,996

Reported As:
Short-term marketable securities				$80,112
Long-term marketable securities				23,884

Total				$103,996

The following table summarizes the fair value and gross unrealized losses for our portfolio of marketable securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. government agency mortgage-backed securities	$—	$—	$20,666	$(706)	$20,666	$(706)

Our investments in marketable securities consist of United States Government and Government Agency Bonds, Auction Rate Municipal securities and Commercial Paper. Unrealized losses from our investment in U.S. government agency mortgage-backed securities are primarily attributable to changes in interest rates. We do not believe any unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of these dates. We have the intention and ability to hold such securities until the maturity dates.

At December 31, 2007, we held $50.3 million of municipal notes with an auction reset feature (“auction rate securities”). These securities are collateralized by higher education funded student loans, $22.5 million par amount of which are supported by the federal government as part of the Federal Family Education Loan Program (FFELP) and the remaining securities are backed by monoline insurance companies. The Dutch auction process that resets the applicable interest rate at predetermined calendar intervals is intended to provide liquidity to the holder of auction rate securities by matching buyers and sellers within a market context enabling the holder to gain immediate liquidity by selling such interests at par or rolling over their investment. If there is an imbalance between buyers and sellers the risk of a failed auction exists. We have not experienced a failed auction for any of our securities as of December 31, 2007. However, we had three issues fail at auction on February 14, 2008 with a par value of $0.9 million. Given the deteriorating credit markets, and the increased incidence of failure within the auction market in February 2008, there can be no assurance as to when we would be able to liquidate a particular issue. In such case of a failure we would not be able to access those funds until a future auction of these investments is successful, the security is called by the issuer or a buyer is found outside of the auction process. Furthermore, if this situation were to persist despite our ability to hold such investments until maturity, we may be required to record an impairment charge at a future date.

We will continue to monitor and evaluate these investments as there is no assurance as to when the market for this investment class will return to orderly operations. As such, we believe that the anticipated recovery

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

period for these investments may be longer than twelve months and as a result we have reclassified these investments from short-term to long-term marketable securities at December 31, 2007.

Interest income, included in other income (expense), net in the accompanying consolidated income statements, was $18.1 million, $11.2 million and $6.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

3.    Cost Method Investments

We made minority equity investments, totaling $6.1 million and $3.8 million in early stage private companies for business and strategic purposes during the twelve months ended December 31, 2007 and 2006, respectively. These investments are accounted for under the cost method as we do not have the ability to exercise significant influence. Our investments in non-consolidated companies are included in other assets in our consolidated balance sheet at December 31, 2007 and 2006 and were valued at $11.7 million and $5.7 million, respectively.

4.    Acquisitions

2007 Acquisitions

ScriptLogic Corporation — In August 2007 we acquired ScriptLogic Corporation (“ScriptLogic”), a privately held company that provides systems lifecycle management solutions for Windows-based networks, for purchase consideration of approximately $89.5 million, including $0.6 million in transaction costs. In connection with the acquisition, Quest also offered key members of the management team of ScriptLogic an opportunity to participate in a post-closing incentive bonus plan in an aggregate amount of up to $8.0 million payable over a four-year period (the “Incentive Plan”). A portion of the payments under the Incentive Plan will be based on the satisfaction of financial performance objectives and a portion of the payments will be based solely on continued employment. All bonus payments will be recorded as compensation expense in the periods such bonuses are earned. Of the cash amount paid at closing, $12.0 million was deposited in an escrow account to secure certain indemnification obligations of the selling shareholders.

The acquisition has been accounted for as a purchase and the purchase price has been allocated primarily to goodwill and other intangible assets. Total goodwill of $67.0 million was assigned $40.2 million and $26.8 million to the license and service segments of our business, respectively, and is not expected to be deductible for tax purposes. Goodwill allocation of 60% to licenses and 40% to services is based on both historical and projected relative contribution from licenses and services revenues. Actual results of operations of ScriptLogic are included in our condensed consolidated financial statements from the date of acquisition. Our preliminary allocation of the purchase price to assets and liabilities was as follows (in thousands):

Current assets	$14,169
Acquired technologies with a useful life of 5.0 years	16,000
Customer relationships with a useful life of 5.0 years	11,400
Trade name with an indefinite useful life	6,500
Goodwill	67,030
Other non-current assets	2,154
Other current liabilities	(3,091)
Deferred revenue	(11,123)
Non-current deferred tax liability	(13,560)

Total purchase price	$89,479

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The allocation of the purchase price is preliminary pending the final fair value determination of the acquired intangible assets and is expected to be finalized before March 31, 2008.

Other Acquisitions — We completed eight other acquisitions, including the remaining 25% interest in Vizioncore, during the twelve months ended December 31, 2007, each of which have been consolidated. The aggregate consideration paid for these transactions totaled $67.6 million paid in cash, including $0.7 million of transaction costs, and was allocated as follows: $51.6 million to goodwill (none of which is expected to be deductible for tax purposes), $16.6 million to intangible assets and $0.6 million to assumed liabilities, net of tangible assets acquired. Actual results of operations of these acquisitions are included in our consolidated financial statements from the effective dates of the acquisitions.

The following represents the preliminary aggregate allocation of the purchase price for these eight acquired companies to total identifiable intangible assets and In Process Research and Development (“IPR&D”) (table in thousands):

Acquired technology with a weighted average useful life of 4.3 years	$11,532
Customer relationships with a weighted average useful life of 4.6 years	3,978
Non-compete agreements with a weighted average useful life of 2.6 years	785
Trade name with an indefinite useful life	120
Acquired IPR&D	220

Total identifiable intangible assets and IPR&D	$16,635

The allocation of the purchase price is preliminary pending the final fair value determination of the acquired intangible assets and is expected to be finalized before March 31, 2008.

The pro forma effects of all 2007 acquisitions individually or in the aggregate, would not have been material to our results of operations for fiscal 2007, 2006 or 2005 and, therefore, are not presented.

2006 Acquisitions

We completed two acquisitions, both of which have been consolidated, during the year ended December 31, 2006. The aggregate consideration paid for these transactions totaled $17.6 million paid in cash, including $0.6 million of transaction costs, and was allocated as follows: $13.7 million to goodwill, $3.6 million to amortizing intangible assets, $1.0 million to IPR&D, and $0.7 million to assumed liabilities, net of tangible assets acquired. Actual results of operations of these acquisitions are included in our consolidated financial statements from the effective dates of the acquisitions.

The following represents the aggregate allocation of the purchase price for the two companies to total identifiable intangible assets and IPR&D (table in thousands):

Acquired technology (weighted average useful life of 3.0 years)	$3,120
Customer relationships (weighted average useful life of 4.8 years)	340
Non-compete agreements (weighted average useful life of 2.6 years)	90
Acquired IPR&D	960

Total identifiable intangible assets and IPR&D	$4,510

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The pro forma effects of all 2006 acquisitions individually or in the aggregate, would not have been material to our results of operations for fiscal 2006 or 2005 and, therefore, are not presented.

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

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Other Acquisitions

During December 2005, we acquired a 75% equity interest in Vizioncore, Inc. (“Vizioncore”), a privately-owned software company, for approximately $4.1 million in cash and substantially all of the assets of another software company for $2.0 million in cash, both consolidated for accounting purposes. The aggregate consideration paid for these transactions were allocated primarily to goodwill and amortizing intangible assets. We also recorded a minority interest representing the equity of Vizioncore we did not acquire, which was classified in other long-term liabilities on our consolidated balance sheet with a carrying amount of $1.1 as of December 31, 2006. We acquired the remaining 25% equity interest in Vizioncore on December 20, 2007 for $6.6 million. Actual results of operations of both our investment in Vizioncore and our other acquisition are included in our consolidated financial statements from the effective date of the investment and acquisition. Prior to acquiring the remaining interest in Vizioncore, the minority interest in Vizioncore’s net income (loss) was reflected as an adjustment to other income (expense), net.

The pro forma effects of all acquisitions in 2005 would not have been material to our results of operations for fiscal 2005 and, therefore, are not presented.

5.    Goodwill and Intangible Assets, Net

Intangible assets, net as of December 31, 2007 and 2006, respectively, are comprised of the following (in thousands):

	2007			2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$122,883	$(77,757)	$45,126	$95,351	$(63,291)	$32,060
Customer relationships	40,809	(19,429)	21,380	25,431	(15,658)	9,773
Non-compete agreements	11,000	(9,454)	1,546	10,215	(6,908)	3,307
Trademarks and trade names (1)	12,590	(4,001)	8,589	5,970	(2,974)	2,996

	$187,282	$(110,641)	$76,641	$136,967	$(88,831)	$48,136

(1)	Trademarks and trade names includes $6.6 million in trade names related to ScriptLogic that have indefinite useful lives, as such they are not being amortized.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization expense for amortizing intangible assets was $21.8 million, $22.7 million and $18.7 million for the twelve months ended December 31, 2007, 2006 and 2005, respectively. Estimated annual amortization expense related to intangible assets reflected on our December 31, 2007 balance sheet is as follows (in thousands):

Estimated Annual Amortization Expense
2008	$24,722
2009	17,971
2010	12,838
2011	9,451
2012 and thereafter (1)	5,039

Total accumulated amortization (2)	$70,021

(1)	All intangible assets, excluding the trade names associated with ScriptLogic, are expected to be fully amortized by the end of 2013.
(2)	The difference between total accumulated amortization and the intangible asset, net amount in the table above is due to the $6.6 million trade names associated with ScriptLogic that are not being amortized.

The changes in the carrying amount of goodwill by reportable operating segment for the year ended December 31, 2007 are as follows (in thousands):

	Licenses	Services	Total
Balance as of December 31, 2005	$333,176	$96,773	$429,949
Acquisitions	10,772	2,687	13,459
Adjustments (1)	1,270	381	1,651

Balance as of December 31, 2006	345,218	99,841	445,059
Acquisitions	71,244	47,463	118,707

Balance as of December 31, 2007	$416,462	$147,304	$563,766

(1)	Tax related adjustments to the preliminary purchase price allocations for various acquisitions.

6.    Property and Equipment, Net

Net property and equipment consisted of the following at December 31 (in thousands):

	2007	2006
Building	$38,975	$38,918
Furniture and fixtures	14,641	14,320
Machinery and equipment	4,478	4,231
Computer equipment	43,061	36,464
Computer software	31,905	28,736
Leasehold improvements	12,179	10,414
Land	11,161	11,156

	156,400	144,239
Less accumulated depreciation and amortization	(80,552)	(68,422)

Property and equipment, net	$75,848	$75,817

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total depreciation and amortization expense related to property and equipment was $15.5 million and $13.9 million in 2007 and 2006, respectively.

7.    Related Party Transactions

In August 2007 we acquired ScriptLogic. See Note 4 above. Certain venture capital funds associated with Insight Venture Partners (the “Insight Funds”) previously holding shares of ScriptLogic’s preferred stock became entitled to receive (in respect of those shares of preferred stock) cash in an aggregate amount of up to approximately $37.7 million (subject to claims against an indemnity escrow fund).

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

In 2000, we received a note receivable with a face amount of $15.8 million from one of our then executive officers for the purchase of 339,200 shares of our common stock at a purchase price of $46.50 per share. The officer granted Quest a security interest in the shares and also assigned, transferred, and pledged the shares to Quest in order to secure his obligations under the Note. The Company maintains physical possession of the certificates representing the shares purchased as collateral until payment of the principal and interest under the note is made. The former officer remained employed by Quest as of December 31, 2007. The maturity date of the note receivable was August 2007, when the principal amount and accrued interest became due and payable. The note receivable bears interest at 6.33% per annum. We are pursuing collection. The note receivable is deemed to be a non-recourse obligation of the former officer for financial reporting purposes as such we recorded the note as a reduction to shareholders’ equity in accordance with Emerging Issues Task Force Issue No. 85-1, Classifying Notes Received for Capital Stock, and recorded a corresponding credit to common stock.

We believe that all of the transactions set forth above were made on terms no less favorable to us than could have been otherwise obtained from unaffiliated third parties.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.    Income Taxes

The provision for income taxes consists of the following for the years ended December 31 (in thousands):

	2007	2006	2005
Current:
Federal	$26,198	$26,299	$22,203
State	4,516	2,954	6,003
Foreign	10,276	6,556	4,058
Deferred:
Federal	(9,176)	(10,328)	2,047
State	(533)	(1,551)	(4,524)
Foreign	(3,692)	(7,260)	(2,530)

Total income tax provision	$27,589	$16,670	$27,257

The reconciliation of the U.S. federal statutory rate to the effective income tax rate for the years ended December 31, 2007, 2006 and 2005, is as follows:

	2007	2006	2005
Tax provision at U.S. federal statutory rates	35.0%	35.0%	35.0%
State taxes	3.0	3.1	2.9
Foreign taxes and foreign losses with tax benefit	(9.8)	(15.7)	(3.0)
Repatriation of foreign earnings	—	—	4.9
Research and development credits	—	(2.2)	(1.3)
In-process research and development	—	—	4.0
Other	2.2	1.8	3.1

	30.4%	22.0%	45.6%

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes as of December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Deferred tax assets:
Accounts receivable and sales returns reserves	$1,270	$4,635
Accrued liabilities	9,225	4,485
Deferred Revenue	7,984	—
Foreign net operating loss carry-forwards	30,187	22,916
U.S. net operating loss carry-forwards	5,215	4,262
Stock compensation	27,828	22,654
Tax credits	18,529	17,486
Fixed assets	1,914	965
Other	3,135	2,902

Total gross deferred assets	105,287	80,305
Deferred tax liabilities:
Intangibles	(22,059)	(12,832)
State taxes	(2,851)	(3,954)

Total gross deferred liabilities	(24,910)	(16,786)
Valuation allowance	(32,702)	(20,040)

Net deferred income taxes	47,675	43,479
Less current portion	(11,014)	(9,800)

Non-current portion	$36,661	$33,679

At December 31, 2007, our valuation allowance was approximately $32.7 million on certain of our deferred tax assets. Based on the weight of available evidence, we believe that it is more likely than not that these deferred tax assets will not be realized. The change of $12.7 million in our valuation allowance primarily relates to an increase in allowances related to foreign net operating loss.

At December 31, 2007, we have estimated net operating losses of approximately $3.2 million and $4.6 million related to subsidiaries acquired during 2007 and 2006, respectively. Additionally, we have certain federal net operating losses of approximately $5.3 million related to an acquired subsidiary that, as a result of federal consolidation rules, are not available to offset current or future income of our other U.S. entities. At December 31, 2007, we also had foreign net operating loss carry-forwards of approximately $98.3 million, which begin to expire in 2008. Approximately $23.1 million of the federal and foreign net operating loss carry-forwards were incurred by subsidiaries prior to the date of our acquisition of such subsidiaries. We established a valuation allowance of approximately $4.5 million at the date of acquisitions related to these subsidiaries. Accordingly, the tax benefits associated with the realization of such net operating losses will be credited to goodwill if realized.

At December 31, 2007 we had state tax credit carry-forwards of $7.3 million, which carry-forward indefinitely until utilized.

During 2007, we did not realize any tax benefits from the exercise of stock options.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income before income taxes consists of the following components (in thousands):

	2007	2006	2005
United States	$48,289	$48,078	$38,514
Foreign	42,419	27,577	21,199

Total	$90,708	$75,655	$59,713

At December 31, 2007, we had not provided for U.S. income taxes or foreign withholding taxes on undistributed earnings from continuing operations of subsidiaries operating outside of the United States. Undistributed earnings of our foreign subsidiaries were approximately $108.5 million as of the year ended December 31, 2007. Such undistributed earnings are considered permanently reinvested.

Adoption of FASB Interpretation No. 48.     Effective January 1, 2007, we adopted FIN 48. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. At January 1, 2007, the balance of gross unrecognized tax benefits was $29.3 million, of which approximately $21.0 million would impact the effective tax rate if recognized. The cumulative effects of applying this interpretation is reflected in the January 1, 2007 balances and have been recorded as a decrease of $2.7 million to retained earnings, an increase of $5.0 million to net deferred income tax assets and an increase of $7.7 million to income taxes payable.

In conjunction with the adoption of FIN 48, we have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. Penalties and tax-related interest expense are reported as a component of our income tax provision. As of December 31 and January 1, 2007, the total amount of gross accrued income tax-related interest and penalties included in the Consolidated Balance Sheets was approximately $4.1 million and $2.0 million, respectively.

The following table summarizes the activity related to our unrecognized tax benefits:

Total
Balance at January 1, 2007	$29,281
Additions based on tax position related to current year	9,977
Additions for tax positions of prior years	495
Reductions for tax position of prior years	(1,368)
Settlement of tax audits	(807)
Decrease related to lapse of statute of limitation	—

Balance at December 31, 2007	$37,578

Included in the balance of unrecognized tax benefits at December 31, 2007 is $28.8 million of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of the unrecognized tax benefits at December 31, 2007 is $5.8 million of tax benefits that, if recognized would result in adjustments to deferred tax assets and long term income taxes payable and $0.7 million of tax benefits that, if recognized would result in adjustments to goodwill and long term income taxes payable.

As of December 31, 2007, we are no longer subject to U.S. federal audits for years through December 31, 2002. However, we are subject to examination in various state and foreign jurisdictions for the tax years from

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1997 through 2006. Additionally, we are currently under examination by the Internal Revenue Service for the 2004 tax year, the French Tax Authority for the 2001 through 2004 tax years and the Interregional Inspectorate of the Federal Tax Service of Russia for the 2004 through 2006 tax years.

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

9.    Employee Benefit Plans

Stock Option Plans

We have authorized the issuance of an aggregate of 38.5 million shares of common stock to employees, directors and consultants under the Quest Software, Inc. 1999 Stock Incentive Plan, as amended (the “1999 Plan”) and the Quest Software, Inc. 2001 Stock Incentive Plan (the “2001 Plan” and, together with the 1999 Plan, the “Plans”). Non-qualified stock options granted under the Plans generally have a 10-year life and vest ratably over a four to five year period, generally at the rate of 20% one year after the grant date and 10% semi-annually thereafter. The exercise price of all options granted under the Plans is to be established by the Plan Administrator. The Plan Administrator for the Plans is the Compensation Committee of the Board of Directors, with certain authority delegated to a secondary committee pursuant to the terms of the Plans. As of December 31, 2007, 5.8 million shares were available for grant under the Plans.

A summary of the activity of employee stock options during the year ended December 31, 2007, and details regarding the options outstanding and exercisable at December 31, 2007, are provided below:

	Number of Shares (in thousands)	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2006	21,548	$15.05
Granted	—	$—
Exercised	—	$—
Canceled	(816)	$14.17

Outstanding at December 31, 2007	20,732	$15.08	4.77	$109,662

Vested or expected to vest at December 31, 2007	19,528	$15.18	4.62	$103,769

Exercisable at December 31, 2007	16,580	$15.51	4.17	$88,724

(1)	These amounts represent the difference between the exercise price and $18.44, the closing price of Quest Software, Inc. stock on December 31, 2007 as reported on the NASDAQ National Market, for all in-the-money options outstanding.

No options were granted or exercised between September 2006 and December 31, 2007. The weighted-average fair value of options granted during the years ended December 31, 2006 and 2005 was $8.64 and $8.21, respectively. The total intrinsic value of options exercised was $14.3 million and $25.9 million for the years

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ended December 31, 2006 and 2005, respectively. The total fair value of options vested during the years ended December 31, 2007, 2006 and 2005 was $19.8 million, $34.0 million and $64.0 million, respectively.

We took action in the third quarter of 2006 to block exercises of all stock options based on our determination that doing so was necessary to prevent violations of applicable securities law and as a result employees separating from the Company were no longer able to exercise vested options that were in-the-money prior to expiration of the post-separation exercise period provided for by the various Company stock incentive plans. As a result, the Company’s Compensation Committee approved an arrangement whereby the post-separation exercise period was suspended while the Company’s exercise block remained in effect. Once the exercise block was removed in January 2008 the affected employees had 30 days to exercise any vested options. As a result of this modification to extend the life of the affected options, we recorded incremental share-based compensation expense of $0.6 million and $1.5 million in the twelve months ended December 31, 2007 and 2006, respectively.

Employee 401(k) Plan

We sponsor the Quest Software, Inc. 401(k) Plan (“401(k) Plan”) covering substantially all of our employees. As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from 1% to 100% of their annual compensation to the 401(k) Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. Participant contributions vest immediately, while discretionary matching contributions we make vest ratably over a three-year period. Our discretionary matching contributions totaled $1.9 million for the years ended December 31, 2007 and 2006 and $1.8 million for the year ended December 31, 2005.

10.    Other Income (Expense), Net

Other income (expense), net consists of the following for the years ended December 31 (in thousands):

	2007	2006	2005
Interest income	$18,102	$11,162	$6,806
Interest expense	(243)	(94)	(327)
Foreign currency gain (loss), net	4,408	4,387	(5,577)
Other income (expense), net (1)	155	(2,450)	(1,948)

Total other income (expense), net	$22,422	$13,005	$(1,046)

(1)	Other expense, net includes several other components. During 2006 and 2005 the majority of other expense, net related to costs incurred with operating and maintaining our corporate aircraft which was sold in the fourth quarter of 2006. During 2007 and 2006, we recorded adjustments for the minority interest in Vizioncore’s net income (loss) in other expense, net, which were not material during the year ended December 31, 2007 or 2006.

11.    Commitments and Contingencies

We lease office facilities and certain equipment under various operating leases. A majority of these leases are non-cancelable and obligate us to pay costs of maintenance, utilities, and applicable taxes. The leases on most of the office facilities contain escalation clauses and renewal options. Rental expense is recorded on a straight-line basis over the life of the lease. Total rent expense was $15.1 million, $14.8 million and $15.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Minimum lease commitments under non-cancelable operating leases as of December 31, 2007 are as follows (in thousands):

Year ending December 31:	Minimum Lease Commitment
2008	$17,304
2009	10,779
2010	6,208
2011	2,568
2012	2,227
Thereafter	1,739

Total minimum lease commitments	$40,825

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

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The U.S. District Court denied the Company’s subsequent motion requesting certification of the Court’s order for interlocutory appellate review, and the plaintiff filed a second amended class action complaint in February 2008. Discovery in this proceeding remains stayed pending the Company’s motion to dismiss the second amended class action complaint, which is expected to be filed in March 2008. The Company intends to defend the Options Class Action vigorously.

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

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On August 14, 2007, the plaintiffs filed a second amended class action complaint against the Company. The amended complaint contains a number of changes, including changes to the definition of the purported class of investors, and the elimination of the Individual Defendants as defendants. On September 27, 2007, the plaintiffs filed a motion for class certification against the Company. A motion to dismiss the claims against the Company was filed on November 14, 2007. It is uncertain whether the parties will be able to negotiate a revised or future settlement that complies with the standards set forth in the Second Circuit’s decision. The Company believes that it has meritorious defenses to the plaintiffs’ claims and intends to defend the action vigorously.

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

Acquisitions.    The Company has entered into escrow agreements with acquired companies to satisfy certain indemnification obligations of selling shareholders. Certain of these escrow agreements designate Quest as the holder of the escrow money. As of December 31, 2007, we hold approximately $2.3 million in cash related to these agreements, all of which is included in cash and cash equivalents.

General.    The Company and its subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business.

In the normal course of our business, we enter into certain types of agreements that require us to indemnify or guarantee the obligations of other parties. These commitments include (i) intellectual property indemnities to licensees of our software products, (ii) indemnities to certain lessors under office space leases for certain claims arising from our use or occupancy of the related premises, or for the obligations of our subsidiaries under leasing arrangements, (iii) indemnities to customers, vendors and service providers for claims based on negligence or willful misconduct of our employees and agents, (iv) indemnities to our directors and officers to the maximum extent permitted under applicable law, and (v) letters of credit and similar obligations as a form of credit support for our international subsidiaries and certain resellers. The terms and duration of these commitments varies and, in some cases, may be indefinite, and certain of these commitments do not limit the maximum amount of future payments we could become obligated to make there under; accordingly, our actual aggregate maximum exposure related to these types of commitments cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for obligations of this nature, and no liabilities have been recorded for these obligations in our financial statements included in this report, as the estimated fair value of these obligations as of December 31, 2007 was considered nominal.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Reportable segment data for the three years in the period ended December 31, 2007, is as follows (in thousands):

	Licenses	Services	Total
Year ended December 31, 2007:
Revenues	$308,652	$322,329	$630,981
Cost of revenues	20,570	55,173	75,743

Gross profit	$288,082	$267,156	$555,238

Year ended December 31, 2006:
Revenues	$290,247	$271,342	$561,589
Cost of revenues	21,502	49,773	71,275

Gross profit	$268,745	$221,569	$490,314

Year ended December 31, 2005:
Revenues	$256,131	$215,873	$472,004
Cost of revenues	16,481	38,381	54,862

Gross profit	$239,650	$177,492	$417,142

Revenues are attributed to geographic areas based on the location of the entity to which the products or services were delivered. Revenues and long-lived assets concerning principal geographic areas in which we operate are as follows (in thousands):

	United States	United Kingdom	Other International (2)	Total
Year ended December 31, 2007:
Revenues	$372,411	$79,031	$179,539	$630,981
Long-lived assets (1)	97,599	4,838	12,102	114,539

Year ended December 31, 2006:
Revenues	$344,932	$70,007	$146,650	$561,589
Long-lived assets (1)	96,189	5,777	8,738	110,704

Year ended December 31, 2005:
Revenues	$297,211	$61,259	$113,534	$472,004
Long-lived assets (1)	125,660	2,607	7,142	135,409

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)	Excludes intangible assets, net, goodwill and deferred income taxes.
(2)	No single location within Other International accounts for greater than 10% of total revenues.

13.    Subsequent Event

In December 2007 we announced our intention to acquire PassGo Technologies Limited (“PassGo”), a privately held, Britain-based leader in access and identity management solutions. In January 2008 we completed our acquisition of PassGo for purchase consideration of approximately $50.2 million, of which $48.9 million is included on the December 31, 2007 balance sheet as restricted cash. In connection with the acquisition, Quest also agreed to certain post-closing payments of which one such payment is contingent upon selling a building owned by PassGo. The acquisition will be accounted for as a purchase and the purchase price is expected to be allocated primarily to goodwill and other intangible assets.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Acquired Balances	Charges, Costs and Expenses	Additions/ Deductions	Balance at End of Period
	(In Thousands)
Year ended December 31, 2007:
Allowance for bad debt	$590	$—	$302	$(262)	$630
Allowance for sales returns and cancellations	$8,499	$646	$1,942	$(1,723)	$9,364

Year ended December 31, 2006:
Allowance for bad debt	$1,657	$10	$(615)	$(462)	$590
Allowance for sales returns and cancellations	$11,226	$82	$(865)	$(1,944)	$8,499

Year ended December 31, 2005:
Allowance for bad debt	$1,576	$—	$265	$(184)	$1,657
Allowance for sales returns and cancellations	$12,753	$249	$2,433	$(4,209)	$11,226

S-1

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1	Second Amended and Restated Articles of Incorporation. (1)

3.2	Certificate of Amendment of Articles of Incorporation of Quest Software, Inc. (2)

3.3	Bylaws of Quest Software, Inc. (3)

4.1	Form of Registrant’s Specimen Common Stock Certificate. (1)

10.1++	Registrant’s 1999 Stock Incentive Plan, as amended. (4)

10.2	Form of Directors’ and Officers’ Indemnification Agreement. (1)

10.3++	Registrant’s 2001 Stock Incentive Plan, as Amended. (4)

10.9++	Form of Stock Option Agreement used under the Registrant’s 1999 Stock Incentive Plan. (5)

10.10++	Form of Stock Option Agreement used under the Registrant’s 2001 Stock Incentive Plan. (6)

10.11++	Registrant’s Executive Incentive Plan.

14.1	Code of Ethics.

21.1	Subsidiaries of the Company.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to our Registration Statement on Form S-1 and all amendments thereto (File No. 333-80543).
(2)	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2005.
(3)	Incorporated herein by reference to our Current Report on Form 8-K filed November 7, 2007.
(4)	Incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2006.
(5)	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2004.
(6)	Incorporated herein by reference to our Registration Statement on Form S-8 (File No. 333-82784) filed on February 14, 2002.

++	Indicates a management contract or compensatory arrangement.