Form 10-Q
period 2008-03-31
QUEST SOFTWARE INC
filed 2008-05-12
CIK 1088033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock, no par value, as of May 1, 2008, was 103,939,970.

QUEST SOFTWARE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$286,534	$235,568
Restricted cash for an acquisition	—	48,924
Short-term marketable securities	2,901	10,287
Accounts receivable, net of allowances of $8,396 and $9,994 at March 31, 2008 and December 31, 2007, respectively	109,406	152,438
Prepaid expenses and other current assets	27,967	19,022
Deferred income taxes	10,793	11,014

Total current assets	437,601	477,253
Property and equipment, net	79,110	75,848
Long-term marketable securities	94,043	70,936
Intangible assets, net	87,627	76,641
Goodwill	603,622	563,766
Deferred income taxes	30,798	36,661
Other assets	22,810	18,025

Total assets	$1,355,611	$1,319,130

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,595	$4,590
Accrued compensation	41,479	46,437
Other accrued expenses	40,952	43,313
Income taxes payable	—	1,962
Current portion of deferred revenue	232,850	211,840

Total current liabilities	321,876	308,142
Long-term liabilities:
Long-term portion of deferred revenue	62,017	73,820
Income taxes payable	37,130	37,130
Other long-term liabilities	2,911	2,712

Total long-term liabilities	102,058	113,662
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value, 200,000 shares authorized; 103,557 and 101,819 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	855,507	833,050
Retained earnings	78,017	64,728
Accumulated other comprehensive loss	(1,847)	(452)

Total shareholders’ equity	931,677	897,326

Total liabilities and shareholders’ equity	$1,355,611	$1,319,130

See accompanying Notes to Condensed Consolidated Financial Statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Licenses	$79,142	$74,269
Services	93,638	75,500

Total revenues	172,780	149,769
Cost of revenues:
Licenses	2,414	2,003
Services	15,071	12,981
Amortization of purchased technology	4,924	3,057

Total cost of revenues	22,409	18,041

Gross profit	150,371	131,728
Operating expenses:
Sales and marketing	76,372	63,235
Research and development	38,221	28,266
General and administrative	23,471	16,566
Amortization of other purchased intangible assets	2,801	1,541

Total operating expenses	140,865	109,608

Income from operations	9,506	22,120
Other income, net	7,885	5,053

Income before income tax provision	17,391	27,173
Income tax provision	4,102	12,266

Net income	$13,289	$14,907

Net income per share:
Basic	$0.13	$0.15

Diluted	$0.13	$0.14

Weighted average shares:
Basic	103,301	101,819
Diluted	106,047	104,892

See accompanying Notes to Condensed Consolidated Financial Statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$13,289	$14,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,003	8,305
Compensation expense associated with stock option grants	3,878	5,115
Deferred income taxes	572	(4,688)
Excess tax benefit related to share-based compensation	(1,330)	—
Provision for bad debts	134	(135)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	49,121	45,934
Prepaid expenses and other current assets	(3,703)	737
Other assets	(904)	363
Accounts payable	1,161	914
Accrued compensation	(6,470)	(5,521)
Other accrued expenses	(6,182)	(6,280)
Income taxes payable	(8,593)	1,912
Deferred revenue	2,257	(4,062)
Other liabilities	97	(71)

Net cash provided by operating activities	55,330	57,430
Cash flows from investing activities:
Purchases of property and equipment	(3,162)	(2,123)
Cash paid for an acquisition, net of cash acquired	(48,152)	(1,127)
Cash restricted for an acquisition	48,924	—
Purchases of cost-method investments	(3,160)	—
Purchases of marketable securities	(51,999)	(20,167)
Sales and maturities of marketable securities	34,870	6,580

Net cash used in investing activities	(22,679)	(16,837)
Cash flows from financing activities:
Repayment of capital lease obligations	(56)	(69)
Proceeds from the exercise of stock options	18,646	—
Excess tax benefit related to share-based compensation	1,330	—

Net cash provided by (used in) financing activities	19,920	(69)
Effect of exchange rate changes on cash and cash equivalents	(1,605)	104

Net increase in cash and cash equivalents	50,966	40,628
Cash and cash equivalents, beginning of period	235,568	286,164

Cash and cash equivalents, end of period	$286,534	$326,792

Supplemental disclosures of consolidated cash flow information:
Cash paid for interest	$81	$47

Cash paid for income taxes	$13,860	$15,046

Supplemental schedule of non-cash investing and financing activities:
Unrealized (loss) gain on marketable securities	$(1,395)	$56

Capital lease additions	$—	$132

Unpaid purchases of property and equipment	$386	$314

See accompanying Notes to Condensed Consolidated Financial Statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net income	$13,289	$14,907
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities, net of tax	(1,395)	56

Comprehensive income	$11,894	$14,963

See accompanying Notes to Condensed Consolidated Financial Statements.

QUEST SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Basis of Presentation

Quest Software, Inc. (“Quest,” the “Company,” “we,” “us” or “our”) was incorporated in California in 1987 and is a leading developer and vendor of application, database, Windows and virtualization management software products. We also provide consulting, training, and support services to our customers. Our accompanying unaudited condensed consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in Quest’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”). The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, however, the FASB staff has approved a one year deferral for the implementation of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing and those initially measured at fair value in a business combination. We adopted this statement for financial assets and financial liabilities effective January 1, 2008 (see Note 9 for further details). There was no impact from adoption of this standard on our financial position or results of operations. We do not expect adoption of this standard as it pertains to non-financial assets and non-financial liabilities to have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value, on an instrument-by-instrument basis. The fair value measurement election is irrevocable and requires that unrealized gains and losses are reported in earnings. SFAS No. 159 was effective in the first quarter of fiscal 2008. We have not elected to apply the fair value option to any of our financial instruments.

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

SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, since we are a calendar year-end company we will continue to record and disclose business combinations following existing accounting principles generally accepted in the United States of America until January 1, 2009. We expect SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

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

2. Share-Based Payments

We have authorized the issuance of an aggregate of 38.5 million shares of common stock to employees, directors and consultants under the Quest Software, Inc. 1999 Stock Incentive Plan, as amended (the “1999 Plan”) and the Quest Software, Inc. 2001 Stock Incentive Plan (the “2001 Plan” and, together with the 1999 Plan, the “Plans”). Non-qualified stock options granted under the Plans generally have a 10-year life and vest ratably over a four to five year period, generally at the rate of 20% one year after the grant date and 10% semi-annually thereafter. The exercise price of all options granted under the Plans is to be established by the Plan Administrator; provided, however, that the Plans were amended in November 2007 to require that the exercise price of stock options shall not be less than the market value of our common stock on the date of grant. The Plan Administrator for the Plans is the Compensation Committee of the Board of Directors. As of March 31, 2008, 7.0 million shares were available for grant under those Plans.

In March 2008, the Company’s Board of Directors adopted the 2008 Stock Incentive Plan (the “2008 Plan”), subject to shareholder approval at the Annual Meeting of Shareholders held on May 8, 2008. The Company’s shareholders approved the adoption of the 2008 Plan at the Annual Meeting. The 2008 Plan is intended as the successor to the 1999 Plan and the 2001 Plan (the “Prior Plans”), and will replace the Prior Plans when the 2008 Plan becomes effective on July 1, 2008. All outstanding stock awards granted under the Prior Plans will continue to remain subject to the terms and conditions of those predecessor plans. All stock awards granted after the July 1, 2008 effective date of the 2008 Plan will be subject to the terms of the 2008 Plan. Except as otherwise noted, the terms of stock awards granted under the 2008 Plan are substantially similar to those granted under the Prior Plans.

Our Board adopted the 2008 Plan to provide a means to secure and retain the services of our employees, directors, and consultants, to provide a means by which such eligible individuals may be given an opportunity to benefit from increases in the value of our Common Stock through the grant of stock awards, and thereby align the long-term compensation and interests of those individuals with our shareholders.

The 2008 Plan provides for the discretionary grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, and other forms of equity compensation (collectively, the “stock awards”). Incentive stock options granted under the 2008 Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or the “Code.” Nonstatutory stock options granted under the 2008 Plan are not intended to qualify as incentive stock options under the Code. The 2008 Plan also provides for the automatic grant of stock options to non-employee Board members over their period of service on our Board, continuing the similar program for automatic stock option grants to non-employee directors under the 1999 Plan.

The maximum number of shares of Common Stock available for issuance under the 2008 Plan is 35,000,000. This share reserve consists of (a) the number of shares remaining available for issuance under the Prior Plans, including shares subject to outstanding stock awards thereunder, plus (b) an additional 10,750,748 shares. In addition, the number of shares of Common Stock reserved for issuance under the 2008 Plan will be reduced by 1.94 shares for each share of Common Stock issued pursuant to a restricted stock award, restricted stock unit award, or other stock award.

Our Board may amend or modify the 2008 Plan at any time, subject to any required shareholder approval. To the extent required by applicable law or regulation, shareholder approval will be required for any amendment that (a) materially increases the number of shares available for issuance under the 2008 Plan; (b) materially expands the class of individuals eligible to receive stock awards under the 2008 Plan; (c) materially increases the benefits accruing to the participants under the 2008 Plan or materially reduces the price at which shares of common stock may be issued or purchased under the 2008 Plan; (d) materially extends the term of the 2008 Plan; or (e) expands the types of awards available for issuance under the 2008 Plan.

We account for share-based compensation awards in accordance with the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period. We recognized share-based compensation expense, including the impact of related payroll taxes, of $4.4 million, or $3.4 million net of tax, in our condensed consolidated income statements for the three months ended March 31, 2008 as compared to compensation expense of $5.2 million, or $2.8 million net of tax, for the three months ended March 31, 2007. The decrease in share-based compensation expense is primarily due to the fact that no options were granted from September 2006 through December 2007. Our option granting activity resumed in the first quarter of 2008, with less than 0.1 million shares granted during the three months ended March 31, 2008.

The following table presents the income statement classification of share-based compensation expense, including the impact of related payroll taxes, for the three months ended March 31, 2008 and 2007 (in thousands, except per share data):

	Three Months Ended March 31,
	2008	2007
Cost of licenses	$1	$2
Cost of services	259	263
Sales and marketing	1,727	2,091
Research and development	1,636	1,911
General and administrative	778	911

Reduction of income from operations and income before income tax provision	4,401	5,178
Income tax effect using the effective tax rate for each period	1,038	2,335

Reduction of net income	$3,363	$2,843

Reduction of net income per share:
Basic	$0.03	$0.03

Diluted	$0.03	$0.03

As of March 31, 2008, total unrecognized share-based compensation cost related to unvested stock options was $21.3 million, which is expected to be recognized over a weighted-average period of 3.4 years.

3. Acquisitions

PassGo Technologies Limited – In January 2008 we acquired PassGo Technologies Limited (“PassGo”), a privately held, UK-based leader in access and identity management solutions, for purchase consideration of approximately $52.2 million, including $1.1 million in transaction costs. The acquisition has been accounted for as a purchase and the purchase price has preliminarily been allocated primarily to goodwill and other intangible assets. Total goodwill of $39.1 million was assigned $13.7 million and $25.4 million to the license and service segments of our business, respectively, and is not expected to be deductible for tax purposes. The goodwill allocation of 35% to licenses and 65% to services is based on both historical and projected relative contribution from licenses and services revenues. Actual results of operations of PassGo are included in our condensed consolidated financial statements from the date of acquisition. Our preliminary allocation of the purchase price to assets and liabilities was as follows (in thousands):

Current assets	$7,399
Acquired technologies with a weighted average useful life of 4.8 years	9,360
Customer relationships with a weighted average useful life of 5.6 years	9,680
Non-compete agreements with a useful life of 2.0 years	170
Trade name with a useful life of 2.0 years	90
Goodwill	39,075
Other non-current assets	4,443
Other current liabilities	(5,578)
Deferred revenue	(6,951)
Non-current liabilities	(5,448)

Total purchase price	$52,240

The allocation of purchase price is preliminary pending the final fair value determination of the acquired intangible assets and is expected to be finalized before June 30, 2008.

The pro forma effects of this acquisition would not have been material to our results of operations for the three months ended March 31, 2008 or 2007 and, therefore, are not presented.

4. Goodwill and Intangible Assets, Net

Intangible assets, net are comprised of the following (in thousands):

	March 31, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$131,579	$(82,669)	$48,910	$122,883	$(77,757)	$45,126
Customer relationships	50,536	(21,357)	29,179	40,809	(19,429)	21,380
Non-compete agreements	11,201	(10,125)	1,076	11,000	(9,454)	1,546
Trademarks and trade names (1)	12,680	(4,218)	8,462	12,590	(4,001)	8,589

	$205,996	$(118,369)	$87,627	$187,282	$(110,641)	$76,641

(1)	Trademarks and trade names includes $6.5 million in a trade name related to our acquisition of ScriptLogic Corporation (“ScriptLogic”) in August 2007 that has an indefinite useful life, as such is not being amortized.

Amortization expense for intangible assets was $7.7 million and $4.6 million for the three months ended March 31, 2008 and 2007, respectively. Estimated annual amortization expense related to intangible assets reflected on our March 31, 2008 balance sheet is as follows (in thousands):

Estimated Annual Amortization Expense
2008 (remaining 3 quarters)	$20,825
2009	21,816
2010	16,306
2011	12,737
2012 and thereafter (1)	9,443

Total accumulated amortization	$81,127

(1)	All amortizing intangible assets are expected to be fully amortized by the end of 2013.

The changes in the carrying amount of goodwill by reportable operating segment for the three months ended March 31, 2008 are as follows (in thousands):

	Licenses	Services	Total
Balance as of December 31, 2007	$416,462	$147,304	$563,766
Acquisition	13,676	25,399	39,075
Adjustments (1)	446	335	781

Balance as of March 31, 2008	$430,584	$173,038	$603,622

(1)	Primarily from adjustments to preliminary purchase allocations for acquisitions.

5. Cost Method Investments

We invested $3.2 million in early stage private companies during the three months ended March 31, 2008. These investments were accounted for under the cost method, as the equity securities do not have a readily determined market value and we do not have the ability to exercise significant influence. Our cumulative investments in non-consolidated companies are included as part of other assets in our condensed consolidated balance sheet at March 31, 2008 and December 31, 2007 and were valued at $14.9 million and $11.7 million, respectively.

6. Other Income, Net

Other income, net consists of the following (in thousands):

	Three Months Ended March 31,
	2008	2007
Interest income	$3,165	$4,459
Interest expense	(59)	(22)
Foreign currency gain, net (1)	4,727	304
Other income, net	52	312

Total other income, net	$7,885	$5,053

(1)	Our foreign currency gains or losses are predominantly attributable to translation gains or losses on the re-measurement of our net balances of monetary assets and liabilities in our foreign subsidiaries, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar. The foreign currency translation adjustments to these balance sheet items are calculated by comparing the currency spot rates at the end of a quarter to the spot rates at the end of the previous quarter. On this basis, we recorded in other income, net, a net gain of $4.7 million and a net gain of $0.3 million for the three months ended March 31, 2008 and 2007, respectively.

7. Income Tax Provision

During the three months ended March 31, 2008, as a result of lower income, the mix of income between high and low tax jurisdictions, and the impact of net operating losses and associated valuation allowances in certain foreign jurisdictions that were provided in 2007, the provision for income taxes decreased to $4.1 million from $12.3 million in the comparable period of 2007, representing a decrease of $8.2 million. The effective income tax rate for the three months ended March 31, 2008 was approximately 23.6% compared to 45.1% in the comparable period of 2007.

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

The table below sets forth the reconciliation of the denominator of the earnings per share calculation (in thousands):

	Three Months Ended March 31,
	2008	2007
Shares used in computing basic net income per share	103,301	101,819
Dilutive effect of stock options (1)	2,746	3,073

Shares used in computing diluted net income per share	106,047	104,892

(1)	Options to purchase 8.7 million and 9.6 million shares of common stock were outstanding during the three months ended March 31, 2008 and 2007, respectively, but were not included in the computation of net income per share as inclusion would have been anti-dilutive.

9. Fair Value Measurements

Effective January 1, 2008, we adopted SFAS 157 for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies under other accounting pronouncements that require or permit fair value measurements.

SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

As of March 31, 2008, we held certain assets that are required to be measured at fair value on a recurring basis. These included cash equivalents and marketable securities (including auction rate securities).

Our investments associated with cash equivalents and marketable securities consist of money market funds, United States government and government agency bonds and commercial paper for which market prices are readily available. Our investments in marketable securities also consist of municipal notes with an auction reset feature (“auction rate securities”), which are classified as non-current marketable securities and reflected at fair value. Due to recent events in credit markets, the auction events for all of these instruments held by the Company failed during the first quarter 2008. Market available pricing information is not available at this time. Therefore, in order to determine the fair value of these securities we utilized a discounted cash flow analysis model as of March 31, 2008. This analysis considers, among other items, the general climate of interest rates, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. The result of this analysis was a temporary decline in fair value totaling $1.7 million, which was recorded through accumulated other comprehensive loss. We attribute the temporary decline to be related to liquidity issues prevalent in the ARS market at this time.

The auction rate security instruments held by the Company at March 31, 2008 totaled $50.4 million (with a fair value of $48.7 million), of which $49.2 million par amount were in securities collateralized by student loan portfolios, which are guaranteed by the United States government. Due to our belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we classified these investments as non-current and included them in Long-term marketable securities on the Condensed Consolidated Balance Sheet at March 31, 2008. As of March 31, 2008, we continue to earn interest on all of our auction rate security instruments. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive loss. If we determine that any future valuation adjustment is other than temporary, we would record an impairment charge to earnings as appropriate.

The following table represents our fair value hierarchy for financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

	Fair Value Measurements at March 31, 2008
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$187,540	$187,540	$—	$—
U.S. Government Agency Securities	40,142	40,142	—	—
Auction Rate Securities	48,679	—	—	48,679
Corporate Notes/Bonds	5,065	5,065	—	—
Other	2,901	2,901	—	—

Total	$284,327	$235,648	$—	$48,679

Based on market conditions, we changed our valuation methodology for auction rate securities to a discounted cash flow analysis during the first quarter 2008. Accordingly, these securities changed from Level 1 to Level 3 within SFAS 157’s hierarchy since our initial adoption of SFAS 157 at January 1, 2008.

The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at March 31, 2008:

Auction Rate Securities
Balance at December 31, 2007	$—
Unrealized loss included in other comprehensive loss	(1,731)
Net settlements	140
Transfers to Level 3	50,270

Balance at March 31, 2008	$48,679

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

Reportable segment data for the three months ended March 31, 2008 and 2007, respectively, is as follows (in thousands):

	Licenses	Services	Total
Three months ended March 31, 2008
Revenues	$79,142	$93,638	$172,780
Cost of Revenues	7,338	15,071	22,409

Gross profit	$71,804	$78,567	$150,371

Three months ended March 31, 2007
Revenues	$74,269	$75,500	$149,769
Cost of Revenues	5,060	12,981	18,041

Gross profit	$69,209	$62,519	$131,728

Revenues are attributed to geographic areas based on the location of the entity to which the products or services were invoiced. Revenues and long-lived assets concerning principal geographic areas in which we operate are as follows (in thousands):

	United States	United Kingdom	Other International (2)	Total
Three months ended March 31, 2008:
Revenues	$99,901	$22,042	$50,837	$172,780
Long-lived assets (1)	$80,344	$8,928	$12,648	$101,920
Three months ended March 31, 2007:
Revenues	$89,297	$20,052	$40,420	$149,769
Long-lived assets (1)	$69,817	$5,234	$10,132	$85,183

(1)	Excludes intangible assets, net, goodwill and deferred income taxes.

(2)	No single country within Other International accounts for greater than 10% of total revenues.

11. Commitments and Contingencies

Securities Litigation. From June 2006 through August 2006 a number of purported Quest Software shareholders filed putative shareholder derivative actions against the Company, the members of our Board of Directors, and certain current or former officers, alleging, among other things, that the defendants improperly dated certain Quest Software employee stock option grants. These putative state and federal derivative actions are collectively referred to as the “Options Derivative Actions”. The plaintiffs in the Options Derivative Actions contend, among other things, that the defendants’ conduct violated United States and California securities laws, breached defendants’ fiduciary duties, wasted corporate assets, unjustly enriched the defendants, and caused errors in our financial statements. The plaintiffs seek, among other things, unspecified damages and disgorgement of profits from the alleged conduct, to be paid to the Company.

In November 2007, we entered into a Stipulation of Settlement with the plaintiffs in the Options Derivative Actions, pursuant to which the Options Derivative Actions shall be settled and dismissed with prejudice, subject to approval of the U.S. District Court for the Central District of California, as to the Company and all of its current and former officers and directors. As part of the settlement, the Company agreed to adopt certain remedial measures and corporate governance changes, and the plaintiffs will be entitled to payment of an amount representing their attorneys’ fees, which is expected to be provided by the Company’s directors’ and officers’ liability insurance carrier. Settlement of the Options Derivative Actions remains subject to court approval.

In October 2006 a purported shareholder class action was filed in the United States District Court for the Central District of California against Quest Software and certain of its current or former officers and directors (the “Options Class Action”). The essence of the plaintiff’s allegations in the Options Class Action is that the Company improperly backdated stock options, resulting in false or misleading disclosures concerning, among other things, Quest Software’s financial condition. Plaintiffs also allege that the individual defendants sold Quest Software stock while in possession of material nonpublic information, and that the defendants’ conduct caused damages to the putative plaintiff class. The plaintiff asserts claims under Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In October 2007, the Court issued its order denying the Company’s motion to dismiss the amended class action complaint. The U.S. District Court denied the Company’s subsequent motion requesting certification of the Court’s order for interlocutory appellate review, and the plaintiff filed a second amended class action complaint in February 2008. Discovery in this proceeding remains stayed pending the Company’s motion to dismiss the second amended class action complaint, which was filed in March 2008. The Company intends to defend the Options Class Action vigorously.

SEC Investigation and United States Attorney’s Office Information Request. In June 2006 the Company received an informal request for information from the staff of the Los Angeles regional office of the Securities and Exchange Commission regarding its option granting practices. In January 2007 the SEC issued a formal order of investigation and a subpoena for the production of documents. Wells notices were delivered by the SEC staff to the Company, Vincent C. Smith, Chief Executive Officer of the Company, and three other former executive officers of the Company in February 2008. The Company is cooperating with the SEC, but does not know when the inquiry and investigation will be resolved or what, if any, actions the SEC may require it to take as part of that resolution. Quest Software has also been informally contacted by the U.S. Attorney’s Office for the Central District of California (“U.S. Attorney’s Office”) and has been asked to produce on a voluntary basis documents many of which it previously provided to the SEC. The Company is fully cooperating with both the SEC and the U.S. Attorney’s Office. Any action by the SEC, the U.S. Attorney’s Office or other governmental agency could result in civil or criminal sanctions against the Company and/or certain of its current or former officers, directors and/or employees.

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

On August 14, 2007, the plaintiffs filed a second amended class action complaint against the Company. The amended complaint contains a number of changes, including changes to the definition of the purported class of investors, and the elimination of the Individual Defendants as defendants. On September 27, 2007, the plaintiffs filed a motion for class certification against the Company. A motion to dismiss the claims against the Company was filed on November 14, 2007, but denied by the Court in March 2008. It is uncertain whether the parties will be able to negotiate a revised or future settlement that complies with the standards set forth in the Second Circuit’s decision. The Company believes that it has meritorious defenses to the plaintiffs’ claims and intends to defend the action vigorously.

Intellectual Property Litigation. In December 2006, Diagnostic Systems Corporation (“DSC”) filed a complaint for patent infringement against Quest Software, Inc. and five other software companies. The complaint was filed in the United States District Court for the Central District of California, as Case No. SACV06-1211 CJc(ANx). DSC is a subsidiary of Acacia Research Corporation, and asserts that it is the owner by assignment of all rights and interests in U.S. patent nos. 5,701,400 and 5,537,590, and that certain of Quest’s software products infringe these two patents. DSC sought injunctive relief and damages. In March 2008, the Company entered into a license agreement with DSC and settled this litigation, whereupon DSC’s complaint against the Company was dismissed with prejudice.

Acquisitions. The Company has entered into escrow agreements with acquired companies to satisfy certain indemnification obligations of selling shareholders. Certain of these escrow agreements designate Quest as the holder of the escrow money. As of March 31, 2008, we hold approximately $2.0 million in cash related to these agreements, all of which is included in cash and cash equivalents.

General. The Company and its subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business.

In the normal course of our business, we enter into certain types of agreements that require us to indemnify or guarantee the obligations of other parties. These commitments include (i) intellectual property indemnities to licensees of our software products, (ii) indemnities to certain lessors under office space leases for certain claims arising from our use or occupancy of the related premises, or for the obligations of our subsidiaries under leasing arrangements, (iii) indemnities to customers, vendors and service providers for claims based on negligence or willful misconduct of our employees and agents, (iv) indemnities to our directors and officers to the maximum extent permitted under applicable law, and (v) letters of credit and similar obligations as a form of credit support for our international subsidiaries and certain resellers. The terms and duration of these commitments varies and, in some cases, may be indefinite, and certain of these commitments do not limit the maximum amount of future payments we could become obligated to make there under; accordingly, our actual aggregate maximum exposure related to these types of commitments cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for obligations of this nature, and no liabilities have been recorded for these obligations in our financial statements included in this report.

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

Numerous important factors, risks and uncertainties affect our operations and could cause actual results to differ materially from those expressed or implied by these or any other forward-looking statements made by us or on our behalf. Readers are urged to carefully review and consider the various disclosures described under Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007, and in other filings with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management’s opinions only as of the date thereof. We do not assume any obligation to revise or update forward-looking statements. Finally, our historic results should not be viewed as indicative of future performance.

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

Our First Quarter 2008 Results

As discussed in more detail throughout our MD&A:

•

Devaluation of the U.S. Dollar relative to non-dollar currencies in which certain international sales are denominated, primarily the Euro and the British Pound, contributed 1.9% to total revenues. Total expenses increased by 4.2% due to dollar devaluation against the Canadian Dollar, Russian Ruble, British Pound and Euro, in which certain international expenses are denominated.

•

Total revenues increased 15.4% year-over-year, of which approximately 50% of the increase is attributable to sales of products from companies and assets acquired in 2007 and the first quarter of 2008. Additional contributors to this growth are discussed below in “Results of Operations.”

•

Our primary expenses are our personnel costs, which include compensation, benefits and payroll related taxes, which are a function of our world-wide headcount. We estimate that these personnel related costs represented approximately 66% of total expenses in the three months ended March 31, 2008 and 2007. Our full-time employee headcount at the end of the first quarter of 2008 was approximately 3,450 compared to approximately 2,900 at the end of the first quarter in 2007. Our full-time employee headcount in locations outside of the United States was approximately 1,700 at the end of the first quarter of 2008 compared to approximately 1,550 at the end of the first quarter in 2007. Costs attributable to companies and assets acquired in 2007 and the first quarter of 2008 contributed approximately 6% to total expenses during the first quarter of 2008.

•

Our foreign currency gains or losses are predominantly attributable to translation gains or losses on the re-measurement of our net balances of monetary assets and liabilities in our foreign subsidiaries, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar. The foreign currency translation adjustments to these balance sheet items are calculated by comparing the currency spot rates at the end of a quarter to the spot rates at the end of the previous quarter. On this basis, we recorded in other income, net, a net gain of $4.7 million and a net gain of $0.3 million for the three months ended March 31, 2008 and 2007, respectively.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to revenue recognition, asset valuations (including accounts receivable, goodwill and intangible assets), share-based compensation, income taxes and functional currencies for purpose of consolidation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets, and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of the critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments listed above are discussed further in our Annual Report on Form 10-K for fiscal 2007 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no material changes to our critical accounting policies or estimates during the three months ended March 31, 2008.

Recently Adopted Accounting Pronouncement

See Note 1 of our Notes to Condensed Consolidated Financial Statements for information regarding recently issued accounting pronouncements.

Results of Operations

Except as otherwise indicated, the following are percentage of total revenues:

	Three Months Ended March 31,
	2008	2007
Revenues:
Licenses	45.8%	49.6%
Services	54.2	50.4

Total revenues	100.0	100.0
Cost of revenues:
Licenses	1.4	1.3
Services	8.7	8.7
Amortization of purchased technology	2.8	2.0

Total cost of revenues	12.9	12.0

Gross profit	87.1	88.0
Operating expenses:
Sales and marketing	44.2	42.2
Research and development	22.1	18.9
General and administrative	13.6	11.1
Amortization of other purchased intangible assets	1.6	1.0

Total operating expenses	81.5	73.2

Income from operations	5.6	14.8
Other income, net	4.6	3.4

Income before income taxes	10.2	18.2
Income tax provision	2.4	8.2

Net income	7.8%	10.0%

Comparison of Three Months Ended March 31, 2008 and 2007

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages)

	Three Months Ended March 31,		Increase/(Decrease)
	2008	2007	Dollars	Percentage
Revenues:
Licenses
North America	$45,907	$46,657	$(750)	(1.6)%
Rest of World	33,235	27,612	5,623	20.4%

Total license revenues	79,142	74,269	4,873	6.6%

Services
North America	61,834	51,779	10,055	19.4%
Rest of World	31,804	23,721	8,083	34.1%

Total service revenues	93,638	75,500	18,138	24.0%

Total revenues	$172,780	$149,769	$23,011	15.4%

Licenses Revenues — License revenues increased 6.6% on a worldwide basis. License revenues in the first quarter of 2007 benefited by a change in our revenue recognition practices for large reseller transactions. The modified practice was applied to transactions consummated on or after January 1, 2007 due to change in circumstances involving improved cash collection histories with these resellers. If this change had been implemented prior to January 1, 2007 we would have reported $61.3 million in license revenues in the first quarter of 2007, which would imply a 29% growth rate in total license revenues. The growth of our license revenues are being driven by demand for our Windows, Application Management and Virtualization products, while our Database Management products declined on a comparable quarterly basis.

Services Revenues — Services revenues are derived from post-contract technical support services (“maintenance”) and professional consulting and training services. The largest component of services revenues is maintenance revenue. Our Windows Management product line was the primary driver of growth in services revenues. Maintenance revenues from renewals of annual maintenance agreements have continued to grow. Revenues from professional consulting and training services remained flat year-over-year at approximately $9.5 million. Professional consulting and training services as a percentage of total service revenues represented 10.3% and 12.4% in the three months ended March 31, 2008 and 2007, respectively.

Over the last few years revenues generated by our maintenance offerings have become a larger contributor to total revenues. As our maintenance customer base grows, the maintenance renewal rate has a larger influence on the maintenance revenue growth rate and the amount of new software license revenues has a diminishing effect. Therefore, the growth rate of total revenues does not necessarily correlate directly to the growth rate of new software license revenues in a given period. The primary determinant of changes in our maintenance revenue profile is the rate at which our customers renew their annual maintenance and support agreements. If our maintenance renewal rates were to decline materially, our maintenance revenues, total revenues and cash flows would likely decline materially as well. Although we do not currently expect our maintenance renewal rates to deteriorate, there can be no assurance they will not.

Cost of Revenues

Total cost of revenues and year-over-year changes are as follows (in thousands, except for percentages).

	Three Months Ended March 31,		Increase
	2008	2007	Dollars	Percentage
Cost of revenues:
Licenses	$2,414	$2,003	$411	20.5%
Services	15,071	12,981	2,090	16.1%
Amortization of purchased technology	4,924	3,057	1,867	61.1%

Total cost of revenues	$22,409	$18,041	$4,368	24.2%

Cost of Licenses —Cost of licenses as a percentage of license revenues was 3.1% and 2.7% for the three months ended March 31, 2008 and 2007, respectively. The increase in cost of licenses, both in terms of absolute dollars and as a percentage of license revenues, is primarily the result of a $0.7 million increase in hardware purchases that are sold with certain of our software products.

Cost of Services —Personnel related costs increased by approximately $2.0 million, primarily due to growth in technical support headcount. Average headcount related to our technical support group increased approximately 28%, with the impact from ScriptLogic contributing to the increase. Cost of services as a percentage of service revenues was 16.1% and 17.2% in the three months ended March 31, 2008 and 2007, respectively.

Amortization of Purchased Technology —The 61.1% increase is due to technology acquired in the second, third and fourth quarters of 2007 and the first quarter of 2008. We expect amortization of purchased technology within the cost of revenues arising from acquisitions completed prior to March 31, 2008 to be approximately $14.0 million over the remaining three quarters of 2008.

Operating Expenses

Total operating expenses and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended March 31,		Increase
	2008	2007	Dollars	Percentage
Operating expenses:
Sales and marketing	$76,372	$63,235	$13,137	20.8%
Research and development	38,221	28,266	9,955	35.2%
General and administrative	23,471	16,566	6,905	41.7%
Amortization of other purchased intangible assets	2,801	1,541	1,260	81.8%

Total operating expenses	$140,865	$109,608	$31,257	28.5%

Sales and Marketing —The $13.1 million increase in sales and marketing expense during the three months ended March 31, 2008 over the comparable period in 2007 was primarily due to higher personnel costs, increased travel expenses, higher costs associated with advertising and trade shows and impact from foreign exchange. Personnel related costs increased approximately $8.5 million. The increase in personnel related costs was primarily due to a 25% increase in average headcount within our core sales and presales groups, including the impact from ScriptLogic. Sales related travel expenses increased $1.5 million and marketing expenses increased $1.8 million.

Research and Development —The $10.0 million increase in research and development expense during the first quarter of 2008 as compared to the first quarter of 2007 was primarily due to higher personnel related costs, which increased $8.0 million (excluding a $0.3 million reduction in share-based compensation) as a result of a 13% increase in average headcount (some of which was due to reassignment of certain product management from marketing to research and development), the impact from ScriptLogic and the devaluation of the U.S. Dollar relative to non-dollar denominated compensation and other expenses. An additional $0.5 million of the increase is attributable to certain post-acquisition contingent payment obligations tied to technology development milestones.

General and Administrative —The $6.9 million increase in general and administrative expense during the first quarter of 2008 as compared to the same period in 2007 was primarily due to higher personnel related costs, which increased $3.7 million on a 27% increase in average headcount hired to support the company’s growth and from our acquisition of ScriptLogic. Higher professional accounting, tax and legal fees and recruiting costs contributed $2.3 million to the overall increase in general and administrative expense.

Amortization of Other Purchased Intangible Assets —The 81.8% increase in amortization expense from the quarter ended March 31, 2008 over the comparable period in 2007 was primarily due to other purchased intangible assets from acquisitions in the second, third and fourth quarters of 2007 and the first quarter of 2008. We expect amortization of other purchased intangible assets within operating expenses arising from acquisitions completed prior to March 31, 2008 to be approximately $6.8 million over the remaining three quarters of 2008.

Other Income, Net

Other income, net increased to $7.9 million in the first quarter of 2008 from $5.1 million in the first quarter of 2007. Interest income was $3.2 million and $4.5 million in the three months ended March 31, 2008 and 2007, respectively. The decrease was due primarily to lower average cash balances primarily as a result of funding the PassGo acquisition. We had a foreign currency gain of $4.7 million and $0.3 million in the first quarter of 2008 and 2007, respectively. Our foreign currency gains or losses are predominantly attributable to translation gains or losses on the re-measurement of net monetary assets, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar.

Income Tax Provision

During the three months ended March 31, 2008, as a result of lower income, the mix of income between high and low tax jurisdictions, and the impact of net operating losses and associated valuation allowances in certain foreign jurisdictions that impacted the first quarter of 2007, the provision for income taxes decreased to $4.1 million from $12.3 million in the comparable period of 2007, representing a decrease of $8.2 million. The effective income tax rate for the three months ended March 31, 2008 was approximately 23.6% compared to 45.1% in the comparable period of 2007.

Liquidity and Capital Resources

Cash and cash equivalents and short-term and long-term marketable securities were approximately $383.5 million and $316.8 million as of March 31, 2008 and December 31, 2007, respectively.

At March 31, 2008, we held within long-term marketable securities $50.4 million (with a fair value of $48.7 million) of investment grade municipal notes with an auction reset feature (“auction rate securities”). These securities are collateralized by higher education funded student loans, $49.2 million par amount which are supported by the federal government as part of the Federal Family Education Loan Program (FFELP) and the remaining securities are backed by monoline insurance companies. The Dutch auction process that resets the applicable interest rate at predetermined calendar intervals is intended to provide liquidity to the holder of the auction rate securities by matching buyers and sellers within a market context enabling the holder to gain immediate liquidity by selling such interests at par or rolling over their investment. If there is an imbalance between buyers and sellers the risk of a failed auction exists. In such case of a failure we would not be able to access those funds until a future auction of these investments is successful, the security is called by the issuer or a buyer is found outside of the auction process.

Summarized cash flow information is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Cash provided by operating activities	$55,330	$57,430
Cash used in investing activities	(22,679)	(16,837)
Cash provided by (used in) financing activities	19,920	(69)
Effect of exchange rate changes	(1,605)	104

Net increase in cash and cash equivalents	$50,966	$40,628

Operating Activities

The analyses of the changes in our operating assets and liabilities are as follows:

•

Accounts receivable decreased to $109.4 million at March 31, 2008 from $152.4 million at December 31, 2007 due to a decrease in daily sales and day’s sales outstanding (“DSO”), which resulted in a decrease in operating assets, reflecting a cash inflow of $43.0 million for the three months ended March 31, 2008. The remaining change in accounts receivable of $6.1 million, relating to the impact of non-cash foreign currency translation adjustments, is included as part of the “effect of exchange rate changes on cash and cash equivalents” section of our condensed consolidated statements of cash flows. DSO was 58 days and 75 days as of March 31, 2008 and December 31, 2007, respectively, and our daily sales decreased to $1.9 million for the quarter ended March 31, 2008 compared to $2.0 million for the quarter ended December 31, 2007. Collection of accounts receivable and related DSO could fluctuate in future periods due to the timing and amount of our revenues and their linearity and the effectiveness of our collection efforts.

•

Deferred revenue increased in the first quarter of 2008 and decreased in the comparable period of 2007 resulting in an increase and a decrease in operating liabilities, respectively, reflecting a cash inflow of $2.3 million and an outflow of $4.1 million for the three months ended March 31, 2008 and 2007, respectively. Increases in deferred revenue were due primarily to growth in our maintenance customer base.

•

The primary cash outflow within operating assets and liabilities during the three months ended March 31, 2008 was $13.9 million paid for taxes, a decrease of $1.1 million over the comparable 2007 period.

Investing Activities

Cash used in investing activities in the three months ended March 31, 2008 included $3.2 million for minority cost method investments. We spent $3.2 million in capital expenditures, $52.0 million for purchases of marketable securities, offset by $34.9 million in sales and maturities of marketable securities.

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

Financing Activities

In the first quarter of 2008 we received net proceeds of $18.6 million from the issuance of our common stock due to exercises of stock options. We did not receive proceeds from exercises of stock options during the three months ended March 31, 2007 because we had taken action to block option exercises in connection with our then-pending restatement and stock option investigation.

Based on our current operating plan, we believe that our existing cash, cash equivalents, investment balances and cash flows from operations will be sufficient to finance our operational cash needs through at least the next 12 to 24 months. Our ability to generate cash from operations is subject to substantial risks as described in Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007. One of these risks is that our future business does not stay at a level that is similar to, or better than, our recent past. Should a general economic downturn or similar event occur, or should the company’s products become uncompetitive or less attractive to end customers, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash, cash equivalents and investment balances to support our working capital and other cash requirements. Also, acquisitions are an important part of our business model. As such, significant amounts of cash could and will likely be used in the future for additional acquisitions or strategic investments. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through public or private equity or debt financing or from other sources. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

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

Our exposure to foreign exchange risk is composed of the combination of our foreign net profits and losses denominated in currencies other than the U.S. Dollar, as well as our net balances of monetary assets and liabilities in our foreign subsidiaries. These exposures have the potential to produce either gains or losses depending on the directional movement of the foreign currencies versus the U.S. Dollar and our operational profile in foreign subsidiaries. Our cumulative currency gains or losses in any given period may be lessened by the economic benefits of diversification and low correlation between different currencies, but there can be no assurance that this pattern will continue to be true in future periods. During the quarter ended March 31, 2008, we had a $4.7 million foreign currency gain compared to a $0.3 million foreign currency gain in the comparable period in 2007.

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

We presently do not intend to liquidate our short and long-term investments prior to their scheduled maturity dates or, with respect to our auction rate securities, the reset dates. However, in the event that we did liquidate these investments prior to their scheduled maturities and there were no changes in market interest rates, we could be required to recognize a realized loss on those investments when we liquidate. At March 31, 2008, we had an unrealized loss of $1.8 million on our investments in debt securities compared to an unrealized loss of $0.8 million at March 31, 2007. Our remaining investment positions and duration of the portfolio would not be materially affected by a 100 basis point shift in interest rates.

Information about our investment portfolio is presented in the table below, which states the amortized book value and related weighted-average interest rates by year of maturity (in thousands):

	Amortized Book Value	Weighted Average Rate
Investments maturing by March 31,
2009 (1)	$190,382	2.60%
2010	5,065	3.17%
2011	25,410	3.52%
2012	14,848	4.27%
Thereafter	50,410	9.51%

Total portfolio	$286,115	4.00%

(1)	Includes $187.4 million in cash equivalents.

Item 4.	Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of that date.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting that occurred during the first quarter of 2008 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, except as described below. The changes described below have materially affected our internal control over financial reporting which we believe have remediated the material weakness in our internal control over financial reporting for financial close and reporting (which is described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2007):

•

The company reallocated responsibilities within the corporate finance organization to properly address the financial reporting and close process matters. This has provided better coordination and communication among the finance organization.

•	The company hired additional employees to work in the consolidation and revenue recognition groups to ease the reliance on external contractors.

•

The company hired an external consulting company to review the financial close and reporting process and as a result instituted some procedures that increased the efficiency and effectiveness of the close process.

•	Employees from the corporate accounting organization traveled to foreign locations to provide onsite training sessions on various accounting and finance topics, including revenue recognition.

•	The company’s principal financial accounting system was installed in another foreign location and work was performed for an additional location to go live during the second quarter of 2008.

•	The company developed and utilized a detailed revenue recognition close checklist to aid in the efficiency of the quarterly close process.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under Note 11 of our Notes to Condensed Consolidated Financial Statements, included in Part I of this Report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 1A.	Risk Factors

You should carefully consider the risks described in Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein.

Item 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on May 8, 2008. There was no solicitation in opposition to the management’s nominees as listed in our proxy statement. All of management’s nominees received affirmative votes for their election as a director in excess of the vote required for election (a majority of the shares represented and voting at the meeting) other than Jerry Murdock, Jr. Mr. Murdock’s term as a director will end on the earlier of August 6, 2008 or the date on which the Company’s Board of Directors selects a person to fill the office of director held by Mr. Murdock, unless he has earlier resigned. At the Annual Meeting, our shareholders also (i) approved the adoption of our 2008 Stock Incentive Plan; (ii) approved the adoption of our Executive Incentive Plan; and (iii) ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2008. Set forth below are the voting results for each proposal.

1.	Election of Directors:

	Votes
Nominee	For	Withheld
Vincent C. Smith	96,267,200	1,384,362
Jerry Murdock, Jr.	47,942,292	49,709,270
Raymond J. Lane	83,981,219	13,670,343
Augustine L. Nieto II	86,465,688	11,185,874
Kevin M. Klausmeyer	89,892,703	7,758,859
Paul A. Sallaberry	86,467,492	11,184,070
H. John Dirks	89,895,171	7,756,391

2.	Approval of the adoption of our 2008 Stock Incentive Plan:

For	Against	Abstain
69,939,178	23,044,862	9,275

3.	Approval of the adoption of our Executive Incentive Plan:

For	Against	Abstain
96,831,705	788,316	31,540

4.	Ratification of the appointment of Deloitte & Touche LLP as independent registered public accounting firm for fiscal year ending December 31, 2008:

For	Against	Abstain
97,416,551	230,561	4,451

Item 5.	Other Information

On May 8, 2008, at our annual meeting of shareholders, Quest Software’s shareholders approved our 2008 Stock Incentive Plan (the “2008 Plan”) and our Executive Incentive Plan.

The 2008 Plan and the Executive Incentive Plan will be administered by the Compensation Committee and/or one or more other committees of our Board of Directors. The 2008 Plan will become effective on July 1, 2008, and will replace the Company’s 1999 Stock Incentive Plan and 2001 Stock Incentive Plan, which will be terminated, except with respect to awards previously granted under those Plans.

For additional information regarding the 2008 Plan, refer to Proposal No. 2 (Approval of the Adoption of the 2008 Stock Incentive Plan) on pages 32-42 of our definitive Proxy Statement for the 2008 Annual Meeting of Shareholders, as filed with the Securities and Exchange Commission on April 10, 2008, which is incorporated herein by this reference.

For additional information regarding the Executive Incentive Plan, refer to Proposal No. 3 (Approval of the Adoption of the Executive Incentive Plan) on pages 43-47 of our definitive Proxy Statement for the 2008 Annual Meeting of Shareholders, as filed with the Securities and Exchange Commission on April 10, 2008, which is incorporated herein by this reference.

Item 6.	Exhibits

Exhibit Number	Exhibit Title

3.1	Second Amended and Restated Articles of Incorporation. (1)

3.2	Certificate of Amendment of Articles of Incorporation of Quest Software, Inc. (2)

3.3	Bylaws of Quest Software, Inc. (3)

4.1	Form of Registrant’s Specimen Common Stock Certificate. (1)

10.1++	Registrant’s 1999 Stock Incentive Plan, as amended.

10.2++	Form of Restricted Stock Unit Award Agreement used under Registrant’s 1999 Stock Incentive Plan.

10.3++	Registrant’s 2001 Stock Incentive Plan, as amended.

10.4++	Registrant’s 2008 Stock Incentive Plan.

10.5++	Form of Stock Option Agreement used under Registrant’s 2008 Stock Incentive Plan.

10.6++	Form of Restricted Stock Unit Award Agreement used under Registrant’s 2008 Stock Incentive Plan.

10.7++	Registrant’s Executive Incentive Plan. (4)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to our Registration Statement on Form S-1 and all amendments thereto (File No. 333-80543) filed June 11, 1999.

(2)	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2005 filed November 9, 2005.

(3)	Incorporated herein by reference to our Current Report on Form 8-K filed November 7, 2007.

(4)	Incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2007 filed February 25, 2008.

++	Indicates a management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST SOFTWARE, INC.

Date: May 9, 2008	/s/ Scott J. Davidson
Scott J. Davidson
Senior Vice President, Chief Financial Officer

/s/ Scott H. Reasoner
Scott H. Reasoner,
Vice President, Corporate Controller