Form 10-Q
period 2008-06-30
QUEST SOFTWARE INC
filed 2008-08-11
CIK 1088033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock, no par value, as of July 30, 2008, was 105,696,859.

QUEST SOFTWARE, INC.

FORM 10-Q

QUEST SOFTWARE, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$327,508	$235,568
Cash restricted for an acquisition	—	48,924
Short-term marketable securities	212	10,287
Accounts receivable, net of allowances of $7,949 and $8,037 at June 30, 2008 and December 31, 2007, respectively	110,957	152,438
Prepaid expenses and other current assets	26,491	19,022
Deferred income taxes	10,775	11,014

Total current assets	475,943	477,253
Property and equipment, net	77,502	75,848
Long-term marketable securities	91,935	70,936
Intangible assets, net	80,129	76,641
Goodwill	606,341	563,766
Deferred income taxes	29,636	36,661
Other assets	22,654	18,025

Total assets	$1,384,140	$1,319,130

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,148	$4,590
Accrued compensation	44,913	46,437
Other accrued expenses	41,872	43,313
Current portion of income taxes payable	—	1,962
Current portion of deferred revenue	232,784	211,840

Total current liabilities	325,717	308,142
Long-term liabilities:
Long-term portion of deferred revenue	61,988	73,820
Long-term portion of income taxes payable	31,592	37,130
Other long-term liabilities	2,964	2,712

Total long-term liabilities	96,544	113,662
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value, 200,000 shares authorized; 105,331 and 101,819 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	878,027	833,050
Retained earnings	86,282	64,728
Accumulated other comprehensive loss	(2,430)	(452)

Total shareholders’ equity	961,879	897,326

Total liabilities and shareholders’ equity	$1,384,140	$1,319,130

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Licenses	$75,286	$65,803	$154,428	$140,072
Services	98,147	76,514	191,785	152,014

Total revenues	173,433	142,317	346,213	292,086
Cost of revenues:
Licenses	1,775	659	4,189	2,662
Services	16,333	13,536	31,404	26,517
Amortization of purchased technology	4,669	3,220	9,593	6,277

Total cost of revenues	22,777	17,415	45,186	35,456

Gross profit	150,656	124,902	301,027	256,630
Operating expenses:
Sales and marketing	81,275	65,822	157,647	129,058
Research and development	39,297	29,849	77,518	58,114
General and administrative	22,220	19,779	45,691	36,344
Amortization of other purchased intangible assets	2,511	1,587	5,312	3,129
In-process research and development	955	—	955	—

Total operating expenses	146,258	117,037	287,123	226,645

Income from operations	4,398	7,865	13,904	29,985
Other income, net	3,026	6,140	10,911	11,192

Income before income tax (benefit) provision	7,424	14,005	24,815	41,177
Income tax (benefit) provision	(842)	6,070	3,261	18,336

Net income	$8,266	$7,935	$21,554	$22,841

Net income per share:
Basic	$0.08	$0.08	$0.21	$0.22

Diluted	$0.08	$0.08	$0.20	$0.22

Weighted average shares:
Basic	104,247	101,819	103,774	101,819
Diluted	106,643	105,462	106,277	105,150

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$21,554	$22,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,209	16,788
Compensation expense associated with stock option grants	9,167	9,710
Deferred income taxes	2,118	(4,519)
Excess tax benefit related to share-based compensation	(3,138)	—
Provision for bad debts	414	42
In-process research and development	955	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	47,955	31,641
Prepaid expenses and other current assets	(29)	1,951
Other assets	(892)	352
Accounts payable	1,083	(884)
Accrued compensation	(5,092)	(815)
Other accrued expenses	(5,682)	(4,378)
Income taxes payable	(14,488)	(7,574)
Deferred revenue	2,132	(746)
Other liabilities	20	(92)

Net cash provided by operating activities	79,286	64,317
Cash flows from investing activities:
Purchases of property and equipment	(5,530)	(7,633)
Cash paid for acquisitions, net of cash acquired	(52,672)	(23,815)
Cash restricted for an acquisition	48,924	—
Purchases of cost-method investments	(3,160)	(2)
Purchases of marketable securities	(51,999)	(20,167)
Sales and maturities of marketable securities	39,064	33,398

Net cash used in investing activities	(25,373)	(18,219)
Cash flows from financing activities:
Repayment of capital lease obligations	(107)	(92)
Proceeds from the exercise of stock options	36,824	—
Excess tax benefit related to share-based compensation	3,138	—
Other	—	99

Net cash provided by financing activities	39,855	7
Effect of exchange rate changes on cash and cash equivalents	(1,828)	631

Net increase in cash and cash equivalents	91,940	46,736
Cash and cash equivalents, beginning of period	235,568	286,164

Cash and cash equivalents, end of period	$327,508	$332,900

Supplemental disclosures of consolidated cash flow information:
Cash paid for interest	$556	$71

Cash paid for income taxes	$16,073	$30,339

Supplemental schedule of non-cash investing and financing activities:
Unrealized loss on marketable securities	$1,978	$150

Capital lease additions	$—	$240

Unpaid purchases of property and equipment	$318	$743

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$8,266	$7,935	$21,554	$22,841
Other comprehensive loss:
Unrealized loss on marketable securities, net of tax	(583)	(207)	(1,978)	(150)

Comprehensive income	$7,683	$7,728	$19,576	$22,691

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and Basis of Presentation

Quest Software, Inc. (“Quest,” the “Company,” “we,” “us” or “our”) was incorporated in California in 1987 and is a leading developer and vendor of application, database, Windows and virtualization management software products. We also provide consulting, training, and support services to our customers. Our accompanying unaudited condensed consolidated financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007, reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, the FASB staff has approved a one year deferral for the implementation of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing and those initially measured at fair value in a business combination. We adopted this statement for financial assets and financial liabilities effective January 1, 2008 (see Note 9 for further details). There was no impact from adoption of this standard on our financial position or results of operations. We do not expect adoption of this standard as it pertains to non-financial assets and non-financial liabilities to have a material impact on our consolidated financial position or results of operations.

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

SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, since we are a calendar year-end company we will continue to record and disclose business combinations following existing accounting principles generally accepted in the United States of America until January 1, 2009. We expect SFAS 141R will have an impact on accounting for business combinations once adopted but the impact will be dependent upon the nature, terms and size of acquisitions completed after the effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Like SFAS 141R discussed above, earlier adoption is prohibited. We do not expect adoption of this Statement to have a material effect on our consolidated financial position or results of operations.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, and requires expanded disclosures regarding intangible assets existing as of each reporting period. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the intangible asset under SFAS 141R and other U.S. generally accepted accounting principles. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We do not expect adoption of this FSP to have a material effect on our consolidated financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework, or hierarchy, for selecting the accounting principles used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles by nongovernmental entities. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect adoption of this Statement to have a material effect on our consolidated financial position or results of operations.

Correction of an Error

During our review of the second quarter results, we determined that certain orders which should have been recognized on a cash basis had been inadvertently recognized as revenue in the prior interim reporting period prior to cash collection. The premature recognition, resulting from an accounts receivable reserve calculation, represents an error as our revenue recognition policy for these orders within certain geographic regions and to certain resellers is to recognize them on a cash basis. The revenue recognition for these orders was subsequently corrected on a year to date basis as of the end of the second quarter of 2008 through deferral and then recognition as the related accounts receivable were collected. Accordingly, there was an overstatement of license revenues in the three months ended March 31, 2008 of approximately $2.5 million, which resulted in an overstatement of approximately $1.9 million of net income. The error was isolated to certain orders processed through our Irish subsidiary.

In accordance with APB Opinion No. 28, Interim Financial Reporting, after giving consideration to various quantitative and qualitative factors, including the impact of the error on the expected net income for the calendar year, we determined that the error was not material and recorded an adjustment in the current interim period.

Of the $2.5 million prematurely recognized in the three months ended March 31, 2008, approximately $1.5 million was recognized within the three months ended June 30, 2008 upon cash collection and $1.0 million remains deferred as of June 30, 2008 pending cash collection.

2.	Share-Based Payments

Share-Based Payment Plans

We have authorized the issuance of an aggregate of 38.5 million shares of common stock to employees, directors and consultants under the Quest Software, Inc. 1999 Stock Incentive Plan, as amended (the “1999 Plan”) and the Quest Software, Inc. 2001 Stock Incentive Plan (the “2001 Plan” and, together with the 1999 Plan, the “Plans”). Non-qualified stock options granted under the Plans generally have a 10-year life and vest ratably over a four to five year period, generally at the rate of 20% one year after the grant date and 10% semi-annually thereafter. The exercise price of all options granted under the Plans is to be established by the Plan Administrator; provided, however, that the Plans were amended in November 2007 to require that the exercise price of stock options shall not be less than the market value of our common stock on the date of grant. The Plan Administrator for the Plans is the Compensation Committee of the Board of Directors. As of June 30, 2008, 6.9 million shares were available for grant under those Plans.

In March 2008, our Board of Directors adopted the 2008 Stock Incentive Plan (the “2008 Plan”). Our shareholders approved the adoption of the 2008 Plan at the Annual Meeting. The 2008 Plan is intended as the successor to the 1999 Plan and the 2001 Plan (the “Prior Plans”), and has replaced the Prior Plans effective July 1, 2008. All outstanding stock awards granted under the Prior Plans will continue to remain subject to the terms and conditions of those predecessor plans. All stock awards granted after the July 1, 2008 effective date of the 2008 Plan will be subject to the terms of the 2008 Plan. Except as otherwise noted, the terms of stock awards granted under the 2008 Plan are substantially similar to those granted under the Prior Plans.

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

The number of shares of Common Stock available for issuance under the 2008 Plan is 33,267,387 as of July 1, 2008. The number of shares of Common Stock reserved for issuance under the 2008 Plan will be reduced by 1.94 shares for each share of Common Stock issued under the 2008 Plan pursuant to a restricted stock award, restricted stock unit award, or other stock award.

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

Option and Award Activity for the Six Months Ended June 30, 2008

We granted employee stock options to purchase 127,500 shares of our common stock to recently hired employees and options to purchase 35,000 shares of common stock to one non-employee director pursuant to the Company’s 1999 Stock Incentive Plan. We also awarded restricted stock units (RSU’s) covering 387,209 shares of common stock to our executive officers pursuant to the Company’s 1999 Stock Incentive Plan and the Company’s Executive Incentive Plan. The RSU’s were granted on May 8, 2008, when our shareholders approved the Company’s Executive Incentive Plan. RSU’s covering 167,209 shares relate to the nine-month performance period ended December 31, 2007, of which 55,737 shares have vested and will be delivered, subject to deferral elections, in January 2009 and the remaining 111,472 RSU’s remain subject to time-based vesting conditions. RSU’s covering 220,000 shares relate to the 12-month performance period ending December 31, 2008, the vesting of which remains subject to achievement of certain performance objectives relating to license bookings and operating margin criteria, as well as time-based vesting provisions. We recorded approximately $1.2 million of share-based compensation expense during the three months ended June 30, 2008 relating to these RSU’s which includes amounts attributable to periods prior to shareholder approval of the Executive Incentive Plan.

In connection with our stock option investigation and related restatement completed in December 2007, we determined that the accounting measurement dates for most of our options granted between June 1998 and May 2002, covering options to purchase 21.8 million shares of our common stock, differed from the measurement dates previously used for such awards. As a result, there are potential adverse tax consequences that may apply to holders of affected options.

In June 2008, pursuant to a Tender Offer, we offered to amend or replace affected options by adjusting the exercise price for each such option. The offer expired on June 27, 2008. Participants whose affected options were amended pursuant to the offer became entitled to a special cash payment with respect to those options. As a result, we will make cash payments of $1.2 million in January 2009 to reimburse affected U.S. employees, and we have made cash payments of $0.3 million in July 2008 to reimburse affected Canadian employees, for the increases in their exercise prices. A liability has been recorded for these payments and is included as accrued compensation as of June 30, 2008.

Accounting for Share-Based Payments

We account for share-based compensation awards in accordance with the provisions of SFAS No. 123 (revised 2004), Share -Based Payment (“SFAS 123R”), which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period. We recognized share-based compensation expense for stock options and restricted stock units (RSU’s), including the impact of related payroll taxes, of $5.6 million and $10.0 million, or $6.2 million and $8.7 million including the tax impact in our condensed consolidated income statements for the three and six months ended June 30, 2008 as compared to compensation expense for stock options of $4.6 million and $9.8 million, or $2.6 million and $5.4 million net of tax, for the three and six months ended June 30, 2007.

Share-based compensation expense related to RSU’s is recognized on a straight-line basis over the requisite service period in accordance with SFAS 123R. The total fair value of the RSU’s was determined based upon the closing sale price of our common stock on the date of grant multiplied by the number of shares expected to be delivered. We recorded share-based compensation expense of $1.2 million for the three and six months ended June 30, 2008 for these RSU’s. As of June 30, 2008, total unrecognized share-based compensation expense related to unvested RSU’s was $4.1 million, which is expected to be recognized over a weighted-average period of 2.3 years.

In connection with the offer to amend or replace affected options we modified options granted to 309 employees resulting in additional share-based compensation expense and a corresponding reduction of capital in the amount of approximately $0.8 million in the three and six months ended June 30, 2008.

The following table presents the income statement classification of all share-based compensation expense, including the impact of related payroll taxes, for the three and six months ended June 30, 2008 and 2007 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of licenses	$1	$1	$2	$3
Cost of services	276	243	535	507
Sales and marketing	2,222	1,813	3,949	3,903
Research and development	1,586	1,667	3,222	3,578
General and administrative	1,502	870	2,280	1,781

Total share-based compensation	5,587	4,594	9,988	9,772
Recognized income tax impact	(634)	1,989	1,312	4,348

Reduction of net income	$6,221	$2,605	$8,676	$5,424

As of June 30, 2008, total unrecognized share-based compensation cost related to unvested stock options was $18.0 million, which is expected to be recognized over a weighted-average period of 2.3 years.

3.	Acquisitions

2008 Acquisitions

We completed one acquisition during the second quarter of 2008. The aggregate consideration paid for this transaction was $3.5 million paid in cash and was preliminarily allocated, pending the final fair value determination of the acquired intangible assets which is expected to be finalized in 2008, as follows: $2.5 million to goodwill, $1.0 million to in-process research and development which was written off on the date of acquisition, $0.5 million to non-compete agreements with an estimated useful life of 3 years and $(0.5) million to assumed liabilities, net of tangible assets acquired. Actual results of operations of this acquisition are included in our consolidated financial statements from the effective date of the acquisition.

PassGo Technologies Limited – In January 2008 we acquired PassGo Technologies Limited (“PassGo”), a privately held, UK-based leader in access and identity management solutions, for purchase consideration of approximately $52.2 million, including $1.1 million in transaction costs. The acquisition has been accounted for as a purchase and the purchase price was allocated primarily to goodwill and other intangible assets. Total goodwill of $39.1 million was assigned $13.7 million and $25.4 million to the license and service segments of our business, respectively, and is not expected to be deductible for tax purposes. The goodwill allocation of 35% to licenses and 65% to services is based on both historical and projected relative contribution from licenses and services revenues. Actual results of operations of PassGo are included in our condensed consolidated financial statements from the date of acquisition. Our allocation of the purchase price to assets and liabilities based upon the fair value determination was finalized in the second quarter of 2008 and is as follows (in thousands):

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

The pro forma effects of these acquisitions, individually or in the aggregate, would not have been material to our results of operations for the three and six months ended June 30, 2008 and fiscal 2007 and, therefore, are not presented.

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

The following table represents the aggregate allocation of the purchase price for these three acquired companies to intangible assets (in thousands):

Acquired technology (weighted average useful life of 4.2 years)	$5,305
Customer relationships (weighted average useful life of 4.9 years)	665
Non-compete agreements (weighted average useful life of 2.0 years)	291

Total intangible assets	$6,261

The pro forma effects of all 2007 acquisitions, individually or in the aggregate, would not have been material to our results of operations for the three and six months ended June 30, 2008 and fiscal 2007 and, therefore, are not presented.

4.	Goodwill and Intangible Assets, Net

Intangible assets, net are comprised of the following (in thousands):

	June 30, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$131,179	$(87,355)	$43,824	$122,883	$(77,757)	$45,126
Customer relationships	50,436	(23,193)	27,243	40,809	(19,429)	21,380
Non-compete agreements	11,386	(10,569)	817	11,000	(9,454)	1,546
Trademarks and trade names (1)	12,680	(4,435)	8,245	12,590	(4,001)	8,589

	$205,681	$(125,552)	$80,129	$187,282	$(110,641)	$76,641

(1)	Trademarks and trade names includes $6.2 million in a trade name related to our acquisition of ScriptLogic Corporation (“ScriptLogic”) in August 2007 that has an indefinite useful life, and as such is not being amortized.

Amortization expense for intangible assets was $7.2 million and $14.9 million for the three and six months ended June 30, 2008, respectively. This compares to $4.8 million and $9.4 million for the three and six months ended June 30, 2007, respectively. Estimated annual amortization expense related to intangible assets reflected on our June 30, 2008 balance sheet is as follows (in thousands):

Estimated Annual Amortization Expense
2008 (remaining 2 quarters)	$13,600
2009	21,878
2010	16,368
2011	12,697
2012 and thereafter (1)	9,386

Total accumulated amortization	$73,929

(1)	All amortizing intangible assets are expected to be fully amortized by the end of 2013.

The changes in the carrying amount of goodwill by reportable operating segment for the six months ended June 30, 2008 are as follows (in thousands):

	Licenses	Services	Total
Balance as of December 31, 2007	$416,462	$147,304	$563,766
Acquisitions	15,180	26,401	41,581
Adjustments (1)	527	467	994

Balance as of June 30, 2008	$432,169	$174,172	$606,341

(1)	Primarily from adjustments to preliminary purchase allocations.

5.	Cost Method Investments

We invested $3.2 million in early stage private companies during the six months ended June 30, 2008. These investments were accounted for under the cost method, as the equity securities do not have a readily determinable market value and we do not have the ability to exercise significant influence. Our cumulative investments in non-consolidated companies are included as part of other assets in our condensed consolidated balance sheet at June 30, 2008 and December 31, 2007 and were valued at $14.8 million and $11.7 million, respectively.

6.	Other Income, Net

Other income, net consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest income	$2,736	$5,174	$5,901	$9,633
Interest expense	(50)	(61)	(109)	(83)
Foreign currency (loss) gain, net (1)	(55)	1,156	4,672	1,460
Other income (expense), net	395	(129)	447	182

Total other income, net	$3,026	$6,140	$10,911	$11,192

(1)	Our foreign currency gains or losses are predominantly attributable to translation gains or losses on the re-measurement of our net balances of monetary assets and liabilities in our foreign subsidiaries, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar. The foreign currency translation adjustments to these balance sheet items are calculated by comparing the currency spot rates at the end of a quarter to the spot rates at the end of the previous quarter. On this basis, we recorded in other income, net, a net loss of $0.1 million and a net gain of $4.7 million for the three and six months ended June 30, 2008, respectively, as compared to a net gain of $1.2 million and a net gain of $1.5 million for the three and six months ended June 30, 2007, respectively.

7.	Income Tax Provision

During the three and six months ended June 30, 2008, the effective income tax rate for the three and six months ended June 30, 2008 was approximately (11.3)% and 13.1%, respectively, compared to 43.3% and 44.5% in the comparable periods of 2007. The change was primarily due to the closure of an Internal Revenue Service examination of income tax returns through December 31, 2004 which discretely impacted the period ending June 30, 2008 and a combination of other factors including the mix of income between high and low tax jurisdictions, and the impact of net operating losses and associated valuation allowances in certain foreign jurisdictions that impacted the second quarter of 2007. The provision for income taxes decreased to $(0.8) million and $3.3 million, respectively, from $6.1 million and $18.3 million in the comparable periods of 2007, representing a decrease of $6.9 million and $15.0 million. The closure of the Internal Revenue Service’s examination of income tax returns through December 31, 2004 resulted in a tax benefit for the reversal of income tax and related interest accrued.

8.	Net Income Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other common stock equivalents, including stock options and restricted stock units, in the weighted-average number of common shares outstanding for a period, if dilutive.

The table below sets forth the reconciliation of the denominator of the earnings per share calculation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Shares used in computing basic net income per share	104,247	101,819	103,774	101,819
Dilutive effect of stock options (1)	2,396	3,643	2,503	3,331

Shares used in computing diluted net income per share	106,643	105,462	106,277	105,150

(1)	Options to purchase 8.4 million and 8.3 million shares of common stock during the three months ended June 30, 2008 and 2007, respectively, 8.7 million and 9.1 million shares of common stock during the six months ended June 30, 2008 and 2007, respectively, and 0.2 million and 0.1 million shares of restricted stock units during the three and six months ended June 30, 2008, respectively, were outstanding but were not included in the computation of net income per share as inclusion would have been anti-dilutive.

9.	Fair Value Measurements

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions when there is little or no market data.

As of June 30, 2008, we held certain assets that are required to be measured at fair value on a recurring basis. These included cash equivalents and marketable securities (including auction rate securities).

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

The auction rate security instruments held by the Company at June 30, 2008 totaled $50.2 million (with a fair value of $48.4 million), of which $49.2 million par amount were in securities collateralized by student loan portfolios, which are guaranteed by the United States government. Due to our belief that the market for these student loan collateralized instruments may take in excess of 364 days to fully recover and given our intent and ability to hold these securities, we have classified them as non-current and included them in Long-term marketable securities on the Condensed Consolidated Balance Sheet at June 30, 2008. As of June 30, 2008, we continue to earn interest on all of our auction rate security instruments. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive loss. If we determine that any future valuation adjustment is other than temporary, we would record an impairment charge to earnings as appropriate.

Due to recent events in credit markets, the auction events for all of the auction rate securities held by the Company have experienced failed auctions during 2008. As such, market available pricing information is not readily available at this time. Therefore, in order to determine the fair value of these securities we constructed a discounted cash flow analysis model as of June 30, 2008. This model considers, among other items, the general climate of interest rates, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. From this model we determined that there was a decline in fair value of the auction rate securities. Therefore, during the three and six months ended June 30, 2008, we recorded $0.1 million and $1.8 million, respectively, as an unrealized loss that is included in other comprehensive loss, as we believe the decline in fair value of the auction rate securities is temporary. We attribute the temporary decline to be related to the overall current liquidity issues prevalent in the auction rate securities market at this time.

During the three months ended June 30, 2008, approximately $1.1 million of principal invested in auction rate securities held by the Company received downgraded credit ratings and others were placed on credit watch.

The following table represents our fair value hierarchy for financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

	Fair Value Measurements at June 30, 2008
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$204,544	$204,544	$—	$—
U.S. Government Agency Securities	38,486	38,486	—	—
Auction Rate Securities	48,418	—	—	48,418
Corporate Notes/Bonds	5,031	5,031	—	—
Other	212	212	—	—

Total	$296,691	$248,273	$—	$48,418

Based on market conditions, we changed our valuation methodology for auction rate securities to a discounted cash flow analysis during the six months ended June 30, 2008. Accordingly, these securities changed from Level 1 to Level 3 within SFAS 157’s hierarchy since our initial adoption of SFAS 157 at January 1, 2008.

The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at June 30, 2008:

Auction Rate Securities
Balance at December 31, 2007	$—
Unrealized loss included in other comprehensive loss	(1,791)
Net settlements	(61)
Transfers to Level 3	50,270

Balance at June 30, 2008	$48,418

10.	Geographic and Segment Information

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

Reportable segment data for the three and six months ended June 30, 2008 and 2007, respectively, is as follows (in thousands):

	Licenses	Services	Total
Three months ended June 30, 2008
Revenues	$75,286	$98,147	$173,433
Cost of Revenues	6,444	16,333	22,777

Gross profit	$68,842	$81,814	$150,656

Three months ended June 30, 2007
Revenues	$65,803	$76,514	$142,317
Cost of Revenues	3,879	13,536	17,415

Gross profit	$61,924	$62,978	$124,902

Six months ended June 30, 2008
Revenues	$154,428	$191,785	$346,213
Cost of Revenues	13,782	31,404	45,186

Gross profit	$140,646	$160,381	$301,027

Six months ended June 30, 2007
Revenues	$140,072	$152,014	$292,086
Cost of Revenues	8,939	26,517	35,456

Gross profit	$131,133	$125,497	$256,630

Revenues are attributed to geographic areas based on the location of the entity to which the products or services were invoiced. Revenues and long-lived assets concerning principal geographic areas in which we operate are as follows (in thousands):

	United States	United Kingdom	Other International (2)	Total
Three months ended June 30, 2008:
Revenues	$96,099	$20,805	$56,529	$173,433
Long-lived assets (1)	$78,937	$8,981	$12,238	$100,156

Three months ended June 30, 2007:
Revenues	$85,204	$16,763	$40,350	$142,317
Long-lived assets (1)	$70,317	$5,168	$10,992	$86,477

Six months ended June 30, 2008:
Revenues	$196,000	$42,847	$107,366	$346,213
Long-lived assets (1)	$78,937	$8,981	$12,238	$100,156

Six months ended June 30, 2007:
Revenues	$174,500	$36,815	$80,771	$292,086
Long-lived assets (1)	$70,317	$5,168	$10,992	$86,477

(1)	Includes property and equipment, net and other assets.

(2)	No single country within Other International accounts for greater than 10% of revenues.

11.	Commitments and Contingencies

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

In November 2007, we entered into a Stipulation of Settlement with the plaintiffs in the Options Derivative Actions, pursuant to which the Options Derivative Actions shall be settled and dismissed with prejudice, subject to approval of the U.S. District Court for the Central District of California, as to the Company and all of its current and former officers and directors. As part of the settlement, the Company agreed to adopt certain remedial measures and corporate governance changes, and the plaintiffs will be entitled to payment of an amount representing their attorneys’ fees, which is expected to be provided by the Company’s directors’ and officers’ liability insurance carrier. On May 19, 2008, the court preliminarily approved the Stipulation of Settlement of the Options Derivative Actions. Settlement of the Options Derivative Actions remains subject to final court approval; a final settlement hearing has been scheduled for August 11, 2008. To the Company’s knowledge, no objections to the proposed settlement have been submitted to the court.

In October 2006 a purported shareholder class action was filed in the United States District Court for the Central District of California against Quest Software and certain of its current or former officers and directors (the “Options Class Action”). The essence of the plaintiff’s allegations in the Options Class Action is that the Company improperly backdated stock options, resulting in false or misleading disclosures concerning, among other things, Quest Software’s financial condition. Plaintiffs also allege that the individual defendants sold Quest Software stock while in possession of material nonpublic information, and that the defendants’ conduct caused damages to the putative plaintiff class. The plaintiff asserts claims under Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In October 2007, the Court denied the Company’s motion to dismiss the amended class action complaint. The U.S. District Court denied the Company’s subsequent motion requesting certification of the Court’s order for interlocutory appellate review, and the plaintiff filed a second amended class action complaint in February 2008. The Company filed a motion to dismiss the second amended class action complaint in March 2008. The court denied the Company’s motion to dismiss the second amended class action complaint on July 10, 2008. The Company filed its answer to the second amended class action complaint on July 24, 2008 and intends to defend the Options Class Action vigorously.

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

We have indemnification agreements with present and former directors and officers under which we are generally required to indemnify them against expenses, including attorney’s fees, judgments, fines and settlements, arising from the foregoing legal proceedings and investigations (subject to certain exceptions, including liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest or results in improper personal benefit). The Company is currently paying or reimbursing legal expenses being incurred in connection with these matters by a number of its current and former directors and officers. The maximum potential amount of the future payments we could be required to make under these indemnification obligations could be significant. We maintain directors’ and officers’ insurance policies that may limit our exposure and enable us to recover a portion of the amounts paid with respect to such obligations. If our coverage under these policies is reduced, denied, eliminated or otherwise not available to us, our potential financial exposure in the pending securities litigation and related government investigations would be increased.

The Company cannot predict the ultimate outcome of the foregoing legal proceedings, and it cannot estimate the likelihood or potential dollar amount of any adverse results. However, an unfavorable outcome in any of these proceedings could have a material adverse impact upon the financial position, results of operations or cash flows for the period in which the outcome occurs and in future periods.

Acquisitions. The Company has entered into escrow agreements with acquired companies to satisfy certain indemnification obligations of selling shareholders. Certain of these escrow agreements designate Quest as the holder of the escrow money. As of June 30, 2008, we hold approximately $2.4 million in cash related to these agreements, all of which is included in cash and cash equivalents.

General. The Company and its subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business. The foregoing discussion includes material developments that occurred during the three months ended June 30, 2008 or thereafter in our material legal proceedings. In March 2008, we settled a pending patent infringement lawsuit. For additional information concerning these and other legal proceedings, see Note 11 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Overview

Our Company and Business Model

Quest Software, Inc. delivers innovative products that help IT organizations get enhanced performance from their computing environment. Our product areas are Application Management, Database Management, Windows Management and Virtualization Management. The focus of our products is based upon generating higher levels of performance, manageability and productivity throughout our customers’ IT infrastructure and with products and services that enable them to manage the investments they have made within their IT environment.

Quarterly Update

As discussed in more detail throughout our MD&A:

•

Total revenues increased 21.9% and 18.5% for the three and six months ended June 30, 2008, respectively, over the comparable periods in 2007, of which approximately 50% of the increase for the three and six month periods, is attributable to sales of products from companies and assets acquired in 2007 and 2008. Devaluation of the U.S. Dollar relative to non-dollar currencies in which certain international sales are denominated, primarily the Euro and the British Pound, contributed approximately 14% of the increase in total revenues during the three and six months ended June 30, 2008. Additional contributors to this growth are discussed below in “Results of Operations.”

•

Our primary expenses are our personnel costs, which include compensation, benefits and payroll related taxes, which are a function of our worldwide headcount. We estimate that these personnel related costs represented approximately 66% of total expenses in the three and six months ended June 30, 2008 and 2007. Our full-time employee headcount at the end of the second quarter of 2008 was 3,336 compared to 2,975 at the end of the second quarter of 2007. Our full-time employee headcount in locations outside of the United States was 1,668 at the end of the second quarter of 2008 compared to 1,615 at the end of the second quarter of 2007. Costs attributable to companies and assets acquired in 2007 and the first two quarters of 2008 contributed approximately 6% to total expenses in the three and six months ended June 30, 2008. Dollar devaluation against the Canadian Dollar, Russian Ruble, British Pound and Euro, in which certain international expenses are denominated, contributed approximately 18% and 16% of the increase in total expenses during the three and six months ended June 30, 2008, respectively.

•

We undertook various cost cutting initiatives in the second quarter of 2008 with the goal of improving our annual operating margins. These initiatives include workforce reductions across all functions and geographies, and the affected employees were provided cash separation packages. During the quarter ended June 30, 2008, we identified approximately 150 employees for termination under these cost cutting initiatives, and reduced total headcount from 3,458 at the end of the first quarter to 3,336 at the end of the second quarter. These actions were taken in the latter part of the second quarter and therefore it is expected that the effect of the cost savings associated with this process will be realized in the second half of 2008. The severance cost recorded and paid in the quarter ended June 30, 2008 associated with these terminations was approximately $2.6 million.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to revenue recognition, asset valuations (including accounts receivable, goodwill and intangible assets), share-based compensation, income taxes and functional currencies for purpose of consolidation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets, and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of the critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments listed above are discussed further in our Annual Report on Form 10-K for fiscal 2007 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no material changes to our critical accounting policies or estimates during the six months ended June 30, 2008.

Recently Adopted Accounting Pronouncement

See Note 1 of our Notes to Condensed Consolidated Financial Statements for information regarding recently issued accounting pronouncements.

Results of Operations

The following table sets forth selected condensed consolidated income statement data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Licenses	43.4%	46.2%	44.6%	48.0%
Services	56.6	53.8	55.4	52.0

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Licenses	1.0	0.5	1.2	0.9
Services	9.4	9.5	9.1	9.1
Amortization of purchased technology	2.7	2.3	2.8	2.1

Total cost of revenues	13.1	12.3	13.1	12.1

Gross profit	86.9	87.7	86.9	87.9
Operating expenses:
Sales and marketing	46.9	46.3	45.5	44.2
Research and development	22.7	21.0	22.4	19.9
General and administrative	12.8	13.9	13.2	12.4
Amortization of other purchased intangible assets	1.4	1.1	1.5	1.1
In-process research and development	0.6	—	0.3	—

Total operating expenses	84.4	82.3	82.9	77.6

Income from operations	2.5	5.4	4.0	10.3
Other income, net	1.7	4.3	3.2	3.8

Income before income tax (benefit) provision	4.2	9.7	7.2	14.1
Income tax (benefit) provision	(0.5)	4.3	0.9	6.3

Net income	4.7%	5.4%	6.3%	7.8%

Comparison of Three Months Ended June 30, 2008 and 2007

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended June 30,		Increase
	2008	2007	Dollars	Percentage
Revenues:
Licenses
North America	$38,708	$37,080	$1,628	4.4%
Rest of World	36,578	28,723	7,855	27.3%

Total license revenues	75,286	65,803	9,483	14.4%

Services
North America	62,455	50,469	11,986	23.7%
Rest of World	35,692	26,045	9,647	37.0%

Total service revenues	98,147	76,514	21,633	28.3%

Total revenues	$173,433	$142,317	$31,116	21.9%

Licenses Revenues — The main driver of our growth in license revenues along product lines was the increased sales of our Windows Management and Virtualization Management products. This was offset by declines in license revenues arising from sales of our Database Management and Application Management products. Geographic regions outside of North America are growing at a faster rate, which also positively impacts our license revenue growth rate in the form of foreign currency benefits. Approximately 40% of the increase in license revenues year over year, in absolute dollars, was attributed to the benefit of favorable foreign exchange rates.

Services Revenues — Services revenues are derived from post-contract technical support services (“maintenance”) and professional consulting and training services. The largest component of our services revenues is maintenance revenue. From a product perspective, sales and maintenance renewals of our Windows Management products were the primary driver of our growth in services revenues. Approximately 30% of the increase in services revenue during the period came from the contributions of ScriptLogic and PassGo, acquired in August 2007 and January 2008, respectively. Revenue from professional consulting and training services was approximately 10.9% of total service revenues in the three months ended June 30, 2008 and 2007.

Maintenance revenues continues to contribute a larger percentage of our total revenues as our installed base of customers grows, through increased productivity in our maintenance renewal program, and through multi-year pre-paid support programs. As our maintenance customer base grows, the maintenance renewal rate has a larger influence on the maintenance revenue growth rate and the amount of new software license revenues has a diminishing effect. Therefore, the growth rate of total revenues does not necessarily correlate directly to the growth rate of new software license revenues in a given period. The primary determinant of changes in our maintenance revenue profile is the rate at which our customers renew their annual maintenance and support agreements. If our maintenance renewal rates were to decline materially, our maintenance revenues, total revenues and cash flows would likely decline materially as well.

Cost of Revenues

Total cost of revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended June 30,		Increase
	2008	2007	Dollars	Percentage
Cost of revenues:
Licenses	$1,775	$659	$1,116	169.3%
Services	16,333	13,536	2,797	20.7%
Amortization of purchased technology	4,669	3,220	1,449	45.0%

Total cost of revenues	$22,777	$17,415	$5,362	30.8%

Cost of Licenses — Cost of licenses as a percentage of license revenues was 2.4% and 1.0% for the three months ended June 30, 2008 and 2007, respectively. The increase in cost of licenses, both in terms of absolute dollars and as a percentage of license revenues, is due to an increase of $0.7 million in royalty expense and $0.3 million, or 87.9%, in hardware purchases.

Cost of Services — Personnel related costs increased by approximately $2.2 million, or 27.8%, primarily due to growth in technical support headcount. Average headcount related to our technical support group increased approximately 23%, with the impact from the acquisition of ScriptLogic contributing to the increase. Cost of services as a percentage of service revenues was 16.6% and 17.7% in the three months ended June 30, 2008 and 2007, respectively.

Amortization of Purchased Technology — The increase in amortization of purchased technology is due to technology acquired in the third and fourth quarters of 2007 and the first and second quarters of 2008. We expect amortization of purchased technology within the cost of revenues arising from acquisitions completed prior to June 30, 2008 to be approximately $9.2 million over the remaining two quarters of 2008.

Operating Expenses

Total operating expenses and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended June 30,		Increase
	2008	2007	Dollars	Percentage
Operating expenses:
Sales and marketing	$81,275	$65,822	$15,453	23.5%
Research and development	39,297	29,849	9,448	31.7%
General and administrative	22,220	19,779	2,441	12.3%
Amortization of other purchased intangible assets	2,511	1,587	924	58.2%
In-process research and development	955	—	955	100.0%

Total operating expenses	$146,258	$117,037	$29,221	25.0%

Sales and Marketing — The increase in sales and marketing expense during the three months ended June 30, 2008 over the comparable period in 2007 was primarily due to higher personnel costs, severance payments and related costs associated with our lay-offs in the second quarter of 2008 and increased costs associated with advertising and trade shows. Personnel related costs increased approximately $11.5 million, or 25.1%, primarily due to a 16% increase in average headcount within our core sales and presales groups, including the impact from our acquisition of ScriptLogic. Severance payments and related costs contributed approximately $2.1 million to the overall increase in sales and marketing expense. Advertising and trade show costs increased $1.6 million, or 79.0%, on a year-over-year basis.

Research and Development — The increase in research and development expense during the second quarter of 2008 as compared to the second quarter of 2007 was primarily due to higher personnel related costs, which increased $6.5 million, or 26.9%, as a result of a 7% increase in average headcount (some of which was due to reassignment of certain product management from marketing to research and development), the impact from our acquisition of ScriptLogic and the devaluation of the U.S. Dollar relative to non-dollar denominated compensation and other expenses. An additional $0.7 million of the increase is attributable to certain post-acquisition contingent payment obligations tied to technology development milestones.

General and Administrative — The increase in general and administrative expense during the second quarter of 2008 as compared to the same period in 2007 was primarily due to higher personnel related costs, which increased $2.5 million, or 21.7%, on a 20% increase in average headcount hired to support the company’s growth and from our acquisition of ScriptLogic.

Amortization of Other Purchased Intangible Assets — The increase in amortization expense from the quarter ended June 30, 2008 over the comparable period in 2007 was primarily due to other purchased intangible assets from acquisitions in the third and fourth quarters of 2007 and the first and second quarters of 2008. We expect amortization of other purchased intangible assets within operating expenses arising from acquisitions completed prior to June 30, 2008 to be approximately $4.4 million over the remaining two quarters of 2008.

In-Process Research and Development — In-process research and development expenses related to in-process technology acquired in May 2008. These costs were charged to operations as the technologies had not reached technological feasibility and did not have alternative future uses at the date of acquisition.

Other Income, Net

Other income, net decreased to $3.0 million in the second quarter of 2008 from $6.1 million in the second quarter of 2007. Interest income was $2.7 million and $5.2 million in the three months ended June 30, 2008 and 2007, respectively. The decrease in interest income was due primarily to lower average investment yields. We had a foreign currency loss of $0.1 million and a gain $1.2 million in the second quarter of 2008 and 2007, respectively. Our foreign currency gains or losses are predominantly attributable to translation gains or losses relative to the US Dollar on the re-measurement of net monetary assets, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar.

Income Tax Provision

The effective income tax rate for the three months ended June 30, 2008 was approximately (11.3)%, compared to 43.3% in the comparable period of 2007. The reduction was primarily due to the closure of an Internal Revenue Service examination of income tax returns through December 31, 2004 which discretely impacted the period ending June 30, 2008 and a combination of other factors including the mix of income between high and low tax jurisdictions, and the impact of net operating losses and associated valuation allowances in certain foreign jurisdictions that impacted the second quarter of 2007. The provision for income taxes decreased to $(0.8) million from $6.1 million in the comparable period of 2007, representing a decrease of $6.9 million. The closure of the Internal Revenue Service’s examination of income tax returns through December 31, 2004 resulted in a tax benefit for the reversal of income tax and related interest accrued.

Comparison of Six Months Ended June 30, 2008 and 2007

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Six Months Ended June 30,		Increase
	2008	2007	Dollars	Percentage
Revenues:
Licenses
North America	$84,615	$83,737	$878	1.0%
Rest of World	69,813	56,335	13,478	23.9%

Total license revenues	154,428	140,072	14,356	10.2%

Services
North America	124,289	102,248	22,041	21.6%
Rest of World	67,496	49,766	17,730	35.6%

Total service revenues	191,785	152,014	39,771	26.2%

Total revenues	$346,213	$292,086	$54,127	18.5%

Licenses Revenues — Total license revenues in the first six months of 2007 benefited by a change in our revenue recognition practices for large reseller transactions. The modified practice was applied to transactions consummated on or after January 1, 2007 due to change in circumstances involving improved cash collection histories with these resellers. If this change had been implemented prior to January 1, 2007 we would have reported $127.1 million in license revenues in the first six months of 2007, which would imply a 21.5% growth rate in total license revenues in the current period. Increased sales of our Windows and Virtualization Management products were the main drivers of license revenue growth over the comparable period in the prior year. Growth in these product areas was offset slightly by a decrease in license revenues from our Database Management products.

Services Revenues — The primary driver of our growth in services revenue was the post-contract technical support services renewals generated by a larger customer installed base created by license revenue growth from previous periods. Professional consulting and training services as a percentage of total service revenues represented 10.7% and 11.6% in the six months ended June 30, 2008 and 2007, respectively. Maintenance revenues from our Windows Management and Application Management products and maintenance renewals on our Database Management products were the main drivers of services revenues growth during the period.

Cost of Revenues

Total cost of revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Six Months Ended June 30,		Increase
	2008	2007	Dollars	Percentage
Cost of revenues:
Licenses	$4,189	$2,662	$1,527	57.4%
Services	31,404	26,517	4,887	18.4%
Amortization of purchased technology	9,593	6,277	3,316	52.8%

Total cost of revenues	$45,186	$35,456	$9,730	27.4%

Cost of Licenses — Cost of licenses as a percentage of license revenues was 2.7% and 1.9% for the six months ended June 30, 2008 and 2007, respectively. The increase in cost of licenses, both in terms of absolute dollars and as a percentage of license revenues, is primarily the result of a $1.1 million, or 179.0%, increase in hardware purchases that are sold with certain of our software products.

Cost of Services — Personnel related costs increased by approximately $4.2 million, or 27.8%, primarily due to growth in technical support headcount. Average headcount related to our technical support group increased approximately 25%, with the impact from our acquisition of ScriptLogic contributing to the increase. Cost of services as a percentage of service revenues was 16.4% and 17.4% in the six months ended June 30, 2008 and 2007, respectively.

Amortization of Purchased Technology — The increase in amortization of purchased technology is primarily due to technology acquired in the third and fourth quarters of 2007 and the first and second quarters of 2008.

Operating Expenses

Total operating expenses and year-over-year changes are as follows (in thousands, except for percentages):

	Six Months Ended June 30,		Increase
	2008	2007	Dollars	Percentage
Operating expenses:
Sales and marketing	$157,647	$129,058	$28,589	22.2%
Research and development	77,518	58,114	19,404	33.4%
General and administrative	45,691	36,344	9,347	25.7%
Amortization of other purchased intangible assets	5,312	3,129	2,183	69.8%
In-process research and development	955	—	955	100.0%

Total operating expenses	$287,123	$226,645	$60,478	26.7%

Sales and Marketing — The increase in sales and marketing expense during the six months ended June 30, 2008 over the comparable period in 2007 was primarily due to higher personnel costs, severance payments and related costs associated with our lay-offs in the second quarter of 2008 and increased costs associated with advertising and trade shows. Personnel related costs increased approximately $20.0 million, or 21.9%, primarily due to a 19% increase in average headcount within our core sales and presales groups, including the impact from our acquisition of ScriptLogic. Severance payments and related costs contributed approximately $3.0 million to the overall increase in sales and marketing expense. Advertising and trade show costs increased $3.0 million, or 88.6%, on a year-over-year basis.

Research and Development — The increase in research and development expense during the six months ended June 30, 2008 as compared to the same period in 2007 was primarily due to higher personnel related costs, which increased $14.1 million, or 30.4%, as a result of a 10% increase in average headcount (some of which was due to reassignment of certain product management from marketing to research and development), the impact from our acquisition of ScriptLogic and the devaluation of the U.S. Dollar relative to non-dollar denominated compensation and other expenses. An additional $1.2 million of the increase is attributable to certain post-acquisition contingent payment obligations tied to technology development milestones.

General and Administrative — The increase in general and administrative expense during the six months ended June 30, 2008 over the comparable period in 2007 was primarily due to higher personnel related costs, which increased $6.2 million, or 29.2%, on a 23% increase in average headcount hired to support the company’s growth and from our acquisition of ScriptLogic. Higher professional fees contributed $2.7 million to the overall increase in general and administrative expense.

Amortization of Other Purchased Intangible Assets — The increase in amortization of other purchased intangible assets is primarily due to other purchased intangible assets from acquisitions in the third and fourth quarters of 2007 and the first and second quarters of 2008.

In-Process Research and Development — In-process research and development expenses related to in-process technology acquired in May 2008. These costs were charged to operations as the technologies had not reached technological feasibility and did not have alternative future uses at the date of acquisition.

Other Income, Net

Other income, net was $10.9 million in the six months ended June 30, 2008 compared to $11.2 million in the same period of 2007. Interest income was $5.9 million and $9.6 million in the six months ended June 30, 2008 and 2007, respectively. The decrease in interest income was due primarily to lower average investment yields as well as lower average investment balances primarily as a result of funding the PassGo acquisition. We had a foreign currency gain of $4.7 million and $1.5 million in the in the six months ended June 30, 2008 and 2007, respectively. Our foreign currency gains or losses are predominantly attributable to translation gains or losses relative to the US Dollar on the re-measurement of net monetary assets, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar.

Income Tax Provision

The effective income tax rate for the six months ended June 30, 2008 was approximately 13.1% compared to 44.5% in the comparable period of 2007. The reduction was primarily due to the closure of an Internal Revenue Service examination of income tax returns through December 31, 2004 which discretely impacted the period ending June 30, 2008 and a combination of other factors including the mix of income between high and low tax jurisdictions, and the impact of net operating losses and associated valuation allowances in certain foreign jurisdictions that impacted the second quarter of 2007. The provision for income taxes decreased to $3.3 million from $18.3 million in the comparable period of 2007, representing a decrease of $15.0 million. The closure of the Internal Revenue Service’s examination of income tax returns through December 31, 2004 resulted in a tax benefit for the reversal of income tax and related interest accrued.

Liquidity and Capital Resources

Cash and cash equivalents and short-term and long-term marketable securities were $419.7 million and $316.8 million as of June 30, 2008 and December 31, 2007, respectively.

At June 30, 2008, we held within long-term marketable securities $50.2 million (with a fair value of $48.4 million) of investment grade municipal notes with an auction reset feature (“auction rate securities”). For more information concerning our auction rate securities see Note 9 of our Notes to Condensed Consolidated Financial Statements.

Summarized cash flow information is as follows (in thousands):

	Six Months Ended June 30,
	2008	2007
Cash provided by operating activities	$79,286	$64,317
Cash used in investing activities	(25,373)	(18,219)
Cash provided by financing activities	39,855	7
Effect of exchange rate changes	(1,828)	631

Net increase in cash and cash equivalents	$91,940	$46,736

Operating Activities

The analyses of the changes in our operating assets and liabilities are as follows:

•

Accounts receivable decreased to $111.0 million at June 30, 2008 from $152.4 million at December 31, 2007 due to a decrease in daily sales and day’s sales outstanding (“DSO”), which resulted in a decrease in operating assets, reflecting a cash inflow of $48.0 million for the six months ended June 30, 2008. The remaining change in accounts receivable of $(6.6) million, relating to the impact of non-cash foreign currency translation adjustments, is included as part of the “effect of exchange rate changes on cash and cash equivalents” section of our condensed consolidated statements of cash flows. DSO was 58 days and 75 days at June 30, 2008 and December 31, 2007, respectively, and our daily sales decreased to $1.9 million for the quarter ended June 30, 2008 compared to $2.0 million for the quarter ended December 31, 2007. Collection of accounts receivable and related DSO could fluctuate in future periods due to the timing and amount of our revenues and their linearity and the effectiveness of our collection efforts.

•

The primary cash outflow within operating assets and liabilities during the six months ended June 30, 2008 was $16.1 million paid for taxes, a decrease of $14.3 million over the comparable 2007 period.

Investing Activities

Cash used in investing activities in the six months ended June 30, 2008 included $52.7 million for acquisitions (of which $48.9 million was held as restricted cash on our December 31, 2007 balance sheet) and $3.2 million for minority cost method investments. We spent $5.5 million in capital expenditures, $52.0 million for purchases of marketable securities, offset by $39.1 million in sales and maturities of marketable securities.

Cash payments for acquisitions in the six months ended June 30, 2007, consisted of $23.8 million net cash paid for our acquisition of the assets from Workplace Architects, Inc. (excluding cash retained to secure Workplace Architects’ indemnification obligations), and all of the outstanding shares of both Magnum Technologies, Inc. and Invirtus, Inc. In addition to the initial purchase price of these acquisitions, we have potential earn-out payment obligations. Our earn-out payment obligation with respect to all acquisitions completed as of June 30, 2008 was immaterial.

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

Financing Activities

In the six months ended June 30, 2008 we received net proceeds of $36.8 million from the issuance of our common stock due to exercises of stock options.

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

Our exposure to foreign exchange risk is composed of the combination of our foreign net profits and losses denominated in currencies other than the U.S. Dollar, as well as our net balances of monetary assets and liabilities in our foreign subsidiaries. These exposures have the potential to produce either gains or losses depending on the directional movement of the foreign currencies versus the U.S. Dollar and our operational profile in foreign subsidiaries. Our cumulative currency gains or losses in any given period may be lessened by the economic benefits of diversification and low correlation between different currencies, but there can be no assurance that this pattern will continue to be true in future periods. During the three and six months ended June 30, 2008, we had a $0.1 million foreign currency loss and a $4.7 million foreign currency gain, respectively, compared to a $1.2 million and $1.5 million foreign currency gain in the comparable period in 2007.

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

We presently do not intend to liquidate our short and long-term investments prior to their scheduled maturity dates or, with respect to our auction rate securities, the reset dates. However, in the event that we did liquidate these investments prior to their scheduled maturities and there were no changes in market interest rates, we could be required to recognize a realized loss on those investments when we liquidate. At June 30, 2008, we have an unrealized loss of $2.4 million on our investments in debt securities compared to $1.0 million at June 30, 2007. Our remaining investment positions and duration of the portfolio would not be materially affected by a 100 basis point shift in interest rates.

Information about our investment portfolio is presented in the table below, which states the amortized book value and related weighted-average interest rates by year of maturity (in thousands):

	Amortized Book Value	Weighted Average Rate
Investments maturing by June 30,
2009 (1)	$204,698	2.21%
2010	5,054	3.17%
2011	25,031	3.50%
2012	14,071	4.22%
Thereafter	50,209	6.01%

Total portfolio	$299,063	3.07%

(1)	Includes $204.5 million in cash equivalents.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the chief executive officer and chief financial officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on such evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting during the quarter ended June 30, 2008 have come to our management’s attention that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Annual Meeting of Shareholders was held on May 8, 2008. There was no solicitation in opposition to the management’s nominees as listed in our proxy statement. All of management’s nominees received affirmative votes for their election as a director in excess of the vote required for election (a majority of the shares represented and voting at the meeting) other than Jerry Murdock, Jr. Mr. Murdock’s term as a director expired on August 6, 2008. At the Annual Meeting, our shareholders also (i) approved the adoption of our 2008 Stock Incentive Plan; (ii) approved the adoption of our Executive Incentive Plan; and (iii) ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2008. Set forth below are the voting results for each proposal.

1.	Election of Directors:

	Votes
Nominee	For	Withheld
Vincent C. Smith	96,267,200	1,384,362
Jerry Murdock, Jr.	47,942,292	49,709,270
Raymond J. Lane	83,981,219	13,670,343
Augustine L. Nieto II	86,465,688	11,185,874
Kevin M. Klausmeyer	89,892,703	7,758,859
Paul A. Sallaberry	86,467,492	11,184,070
H. John Dirks	89,895,171	7,756,391

2.	Approval of the adoption of our 2008 Stock Incentive Plan:

For	Against	Abstain
69,939,178	23,044,862	9,275

3.	Approval of the adoption of our Executive Incentive Plan:

For	Against	Abstain
96,831,705	788,316	31,540

4.	Ratification of the appointment of Deloitte & Touche LLP as independent registered public accounting firm for fiscal year ending December 31, 2008:

For	Against	Abstain
97,416,551	230,561	4,451

Item 6.	Exhibits

Exhibit Number	Exhibit Title
3.1	Second Amended and Restated Articles of Incorporation. (1)

3.2	Certificate of Amendment of Articles of Incorporation of Quest Software, Inc. (2)

3.3	Bylaws of Quest Software, Inc. (3)

4.1	Form of Registrant’s Specimen Common Stock Certificate. (4)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-80543) filed June 30, 1999.

(2)	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2005 filed November 9, 2005.

(3)	Incorporated herein by reference to our Current Report on Form 8-K filed November 7, 2007.

(4)	Incorporated herein by reference to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-80543) filed July 22, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST SOFTWARE, INC.

Date: August 11, 2008	/s/ Scott J. Davidson
Scott J. Davidson Senior Vice President, Chief Financial Officer

/s/ Scott H. Reasoner
Scott H. Reasoner Vice President, Corporate Controller