Form 10-Q
period 2008-09-30
QUEST SOFTWARE INC
filed 2008-11-06
CIK 1088033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock, no par value, as of October 31, 2008, was 105,924,577.

QUEST SOFTWARE, INC.

FORM 10-Q

QUEST SOFTWARE, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$280,491	$235,568
Restricted cash	2,370	48,924
Short-term marketable securities	686	10,287
Accounts receivable, net of allowances of $8,886 and $8,037 at September 30, 2008 and December 31, 2007, respectively	118,207	152,438
Prepaid expenses and other current assets	19,764	19,022
Deferred income taxes	12,936	11,014

Total current assets	434,454	477,253
Property and equipment, net	77,495	75,848
Long-term marketable securities	91,259	70,936
Intangible assets, net	115,250	76,641
Goodwill	669,385	563,766
Deferred income taxes	15,349	36,661
Other assets	21,187	18,025

Total assets	$1,424,379	$1,319,130

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,768	$4,590
Accrued compensation	42,577	46,437
Other accrued expenses	41,427	43,313
Current portion of income taxes payable	—	1,962
Current portion of deferred revenue	247,962	211,840

Total current liabilities	335,734	308,142
Long-term liabilities:
Long-term portion of deferred revenue	64,221	73,820
Long-term portion of income taxes payable	32,673	37,130
Other long-term liabilities	5,103	2,712

Total long-term liabilities	101,997	113,662
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value, 200,000 shares authorized; 105,541 and 101,819 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	885,323	833,050
Retained earnings	103,599	64,728
Accumulated other comprehensive loss	(2,274)	(452)

Total shareholders’ equity	986,648	897,326

Total liabilities and shareholders’ equity	$1,424,379	$1,319,130

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Licenses	$86,700	$69,632	$241,128	$209,704
Services	100,865	82,518	292,650	234,532

Total revenues	187,565	152,150	533,778	444,236
Cost of revenues:
Licenses	1,921	1,286	6,110	3,949
Services	15,167	13,566	46,571	40,082
Amortization of purchased technology	5,026	3,862	14,619	10,139

Total cost of revenues	22,114	18,714	67,300	54,170

Gross profit	165,451	133,436	466,478	390,066
Operating expenses:
Sales and marketing	76,957	65,227	234,604	194,285
Research and development	37,169	29,749	114,687	87,863
General and administrative	21,120	21,064	66,811	57,409
Amortization of other purchased intangible assets	2,418	1,938	7,730	5,066
In-process research and development	—	—	955	—

Total operating expenses	137,664	117,978	424,787	344,623

Income from operations	27,787	15,458	41,691	45,443
Other (expense) income, net	(6,526)	7,004	4,385	18,197

Income before income tax provision	21,261	22,462	46,076	63,640
Income tax provision	3,944	7,476	7,204	25,812

Net income	$17,317	$14,986	$38,872	$37,828

Net income per share:
Basic	$0.16	$0.15	$0.37	$0.37

Diluted	$0.16	$0.14	$0.36	$0.36

Weighted average shares:
Basic	105,434	101,819	104,334	101,819
Diluted	107,450	105,198	106,697	105,121

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$38,872	$37,828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,859	26,593
Compensation expense associated with stock option grants	14,306	13,960
Deferred income taxes	(421)	(5,150)
Excess tax benefit related to share-based compensation	(3,328)	—
Provision for bad debts	756	96
In-process research and development	955	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	37,663	30,882
Prepaid expenses and other current assets	1,178	290
Other assets	(348)	(870)
Accounts payable	(1,557)	(1,307)
Accrued compensation	(7,840)	(1,173)
Other accrued expenses	(3,738)	(4,783)
Income taxes payable	(7,657)	(4,031)
Deferred revenue	10,671	3,141
Other liabilities	33	99

Net cash provided by operating activities	114,404	95,575
Cash flows from investing activities:
Purchases of property and equipment	(8,181)	(10,105)
Cash paid for acquisitions, net of cash acquired	(135,226)	(107,585)
Change in restricted cash	46,554	—
Purchases of cost-method investments	(3,160)	(6,097)
Purchases of marketable securities	(52,003)	(30,816)
Sales and maturities of marketable securities	39,322	57,800

Net cash used in investing activities	(112,694)	(96,803)
Cash flows from financing activities:
Repayment of capital lease obligations	(205)	(147)
Proceeds from the exercise of stock options	38,644	—
Excess tax benefit related to share-based compensation	3,328	—
Proceeds received from certain executive officers as part of our restatement remedial actions	200	158

Net cash provided by financing activities	41,967	11
Effect of exchange rate changes on cash and cash equivalents	1,246	(391)

Net increase (decrease) in cash and cash equivalents	44,923	(1,608)
Cash and cash equivalents, beginning of period	235,568	286,164

Cash and cash equivalents, end of period	$280,491	$284,556

Supplemental disclosures of consolidated cash flow information:
Cash paid for interest	$529	$75

Cash paid for income taxes	$15,948	$34,420

Supplemental schedule of non-cash investing and financing activities:
Unrealized (loss) gain on marketable securities	$(1,822)	$2

Capital lease additions	$167	$275

Unpaid purchases of property and equipment	$391	$802

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$17,317	$14,986	$38,872	$37,828
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	156	153	(1,822)	2

Comprehensive income	$17,473	$15,139	$37,050	$37,830

See accompanying notes to condensed consolidated financial statements.

QUEST SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and Basis of Presentation

Quest Software, Inc. (“Quest,” the “Company,” “we,” “us” or “our”) was incorporated in California in 1987 and is a leading developer and vendor of application, database, Windows and virtualization management software products. We also provide consulting, training, and support services to our customers. Our accompanying unaudited condensed consolidated financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007, reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, in February 2008, the FASB issued two FASB Staff Positions that remove leasing from the scope of SFAS 157 and approve a one year deferral for the implementation of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing and those initially measured at fair value in a business combination. In October 2008, the FASB issued an additional FASB Staff Position that clarifies the application of SFAS 157 in a market that is not active. We adopted this statement for financial assets and financial liabilities effective January 1, 2008 (see Note 9 for further details). There was no impact from adoption of this standard on our financial position or results of operations. We do not expect adoption of this standard as it pertains to non-financial assets and non-financial liabilities to have a material impact on our consolidated financial position or results of operations.

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

2.	Share-Based Payments

Share-Based Payment Plans

In March 2008, our Board of Directors adopted the Quest Software, Inc. 2008 Stock Incentive Plan (the “2008 Plan”). The 2008 Plan, which was approved by our shareholders in May 2008, is the successor to the Quest Software, Inc. 1999 Stock Incentive Plan, as amended (the “1999 Plan”) and the Quest Software, Inc. 2001 Stock Incentive Plan (the “2001 Plan” and, together with the 1999 Plan, the “Prior Plans”). The 2008 Plan became effective and replaced the Prior Plans effective July 1, 2008. Our Board adopted the 2008 Plan to provide a means to secure and retain the services of our employees, directors, and consultants, to provide a means by which such eligible individuals may be given an opportunity to benefit from increases in the value of our Common Stock through the grant of stock awards, and thereby align the long-term compensation and interests of those individuals with our shareholders.

We had previously authorized for issuance an aggregate 38.5 million shares of common stock available to employees, directors and consultants under the Prior Plans. Any shares remaining available for issuance pursuant to the exercise of options or settlement of stock awards under the Prior Plans are available for issuance pursuant to stock awards granted under the 2008 Plan. Any shares subject to outstanding stock awards granted under the Prior Plans that expire or terminate for any reason prior to exercise or settlement shall become available for issuance pursuant to stock awards granted under the 2008 Plan.

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

Non-qualified stock options granted under the 2008 Plan and Prior Plans generally have a 10-year life and vest ratably over a four to five year period, generally at the rate of 20% one year after the grant date and 10% semi-annually thereafter. All outstanding stock awards granted under the Prior Plans will continue to remain subject to the terms and conditions of those predecessor plans. All stock awards granted after the July 1, 2008 effective date of the 2008 Plan will be subject to the terms of the 2008 Plan. The exercise price of all options granted under the 2008 Plan is to be established by the Plan Administrator; provided, however, that the exercise price of stock options shall not be less than the market value of our Common Stock on the date of grant. The Plan Administrator for the 2008 Plan is the Compensation Committee of the Board of Directors. Except as otherwise noted, the terms of stock awards granted under the 2008 Plan are substantially similar to those granted under the Prior Plans.

The number of shares of Common Stock available for issuance under the 2008 Plan is 33,066,930 as of September 30, 2008. The number of shares of Common Stock reserved for issuance under the 2008 Plan will be reduced by 1.94 shares for each share of Common Stock issued under the 2008 Plan pursuant to a restricted stock award, restricted stock unit award, or other stock award. As of September 30, 2008, 18.1 million shares were available for grant under the 2008 Plan.

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

Option and Award Activity for the Nine Months Ended September 30, 2008

We granted employee stock options to purchase 127,500 shares of our common stock to recently hired employees and options to purchase 35,000 shares of common stock to one non-employee director pursuant to the Company’s 1999 Stock Incentive Plan. In addition, we granted stock options to purchase 180,000 shares of common stock to our non-employee directors pursuant to the Company’s 2008 Stock Incentive Plan. We also awarded restricted stock units (RSU’s) covering 387,209 shares of common stock to our executive officers pursuant to the Company’s 1999 Stock Incentive Plan and the Company’s Executive Incentive Plan. The RSU’s were granted on May 8, 2008, when our shareholders approved the Company’s Executive Incentive Plan. RSU’s covering 167,209 shares relate to the nine-month performance period ended December 31, 2007, of which 55,737 shares have vested and will be delivered, subject to deferral elections, in January 2009 and the remaining 111,472 RSU’s remain subject to time-based vesting conditions. RSU’s covering 220,000 shares relate to the 12-month performance period ending December 31, 2008, the vesting of which remains subject to achievement of certain performance objectives relating to license bookings and operating margin criteria, as well as time-based vesting provisions.

In connection with our stock option investigation and related restatement completed in December 2007, we determined that the accounting measurement dates for most of our options granted between June 1998 and May 2002, covering options to purchase 21.8 million shares of our common stock, differed from the measurement dates previously used for such awards. As a result, there were potential adverse tax consequences that may apply to holders of affected options.

In June 2008, pursuant to a Tender Offer, we offered to amend or replace affected options by adjusting the exercise price for each such option. The offer expired on June 27, 2008. Participants whose affected options were amended or replaced pursuant to the offer became entitled to a special cash payment with respect to those options. As a result, we will make cash payments of $1.2 million in January 2009 to reimburse affected U.S. employees, and we have made cash payments of $0.3 million in July 2008 to reimburse affected Canadian employees, for the increases in their exercise prices. A liability has been recorded for these payments and is included as accrued compensation as of September 30, 2008.

Accounting for Share-Based Payments

We account for share-based compensation awards in accordance with the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period. We recognized share-based compensation expense for stock options and restricted stock units (RSU’s), including the impact of related payroll taxes, of $5.2 million and $15.2 million, or $4.3 million and $12.8 million net of tax in our condensed consolidated income statements for the three and nine months ended September 30, 2008 as compared to compensation expense for stock options of $4.3 million and $14.0 million, or $2.8 million and $8.3 million net of tax, for the three and nine months ended September 30, 2007.

Share-based compensation expense related to RSU’s is recognized on a straight-line basis over the requisite service period in accordance with SFAS 123R. The total fair value of the RSU’s was determined based upon the closing sale price of our common stock on the date of grant multiplied by the number of shares expected to be delivered. We recorded share-based compensation expense of $0.5 million and $1.7 million for the three and nine months ended September 30, 2008 for these RSU’s. As of September 30, 2008, total unrecognized share-based compensation expense related to unvested RSU’s was $3.6 million, which is expected to be recognized over a weighted-average period of 2.1 years.

In connection with the offer to amend or replace affected options we modified options granted to 309 employees resulting in additional share-based compensation expense and a corresponding reduction of capital in the amount of approximately $0.8 million in the nine months ended September 30, 2008, all of which was recorded in June 2008.

The following table presents the income statement classification of all share-based compensation expense for the three and nine months ended September 30, 2008 and 2007 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of licenses	$1	$1	$3	$4
Cost of services	150	267	685	774
Sales and marketing	1,588	1,666	5,537	5,569
Research and development	1,283	1,527	4,505	5,105
General and administrative	2,212	790	4,492	2,571

Total share-based compensation	5,234	4,251	15,222	14,023
Recognized income tax impact	971	1,415	2,380	5,688

Reduction of net income	$4,263	$2,836	$12,842	$8,335

As of September 30, 2008, total unrecognized share-based compensation cost related to unvested stock options was $14.8 million, which is expected to be recognized over a weighted-average period of 2.5 years.

3.	Acquisitions

2008 Acquisitions

NetPro Computing, Inc. – In September 2008 we acquired NetPro Computing, Inc. (“NetPro”), a leading provider of Microsoft infrastructure optimization solutions, for purchase consideration of approximately $78.9 million, including $0.3 million in transaction costs. The acquisition of NetPro allows Quest to further extend our product portfolio to deliver a comprehensive set of products to manage complex Microsoft infrastructures. The combined product offering is expected to provide robust solutions to better migrate, manage and secure Microsoft Active Directory, Exchange, SharePoint and SQL Server environments. The acquisition has been accounted for as a purchase and the purchase price was preliminarily allocated primarily to goodwill and other intangible assets. The allocation of purchase price is pending final fair value determinations of acquired tangible and intangible assets and liabilities which are expected to be finalized in 2008. Total goodwill of $59.2 million was preliminarily assigned $35.5 million and $23.7 million to the license and service segments of our business, respectively, and is not expected to be deductible for tax purposes. The preliminary goodwill allocation of 60% to licenses and 40% to services is based on both historical and projected relative contribution from licenses and services revenues. Actual results of operations of NetPro are included in our condensed consolidated financial statements from the date of acquisition. Our preliminary allocation of the purchase price to assets and liabilities was as follows (in thousands):

Current assets	$7,368
Acquired technologies with an estimated useful life of 5.0 years	22,500
Other identified intangibles with an estimated useful life of 5.0 years	15,000
Goodwill	59,232
Other non-current assets	1,145
Other current liabilities	(3,969)
Deferred revenue	(7,151)
Non-current liabilities	(15,187)

Total purchase price	$78,938

PassGo Technologies Limited – In January 2008 we acquired PassGo Technologies Limited (“PassGo”), a privately held, UK-based leader in access and identity management solutions, for purchase consideration of approximately $52.2 million, including $1.1 million in transaction costs. The acquisition has been accounted for as a purchase and the purchase price was allocated primarily to goodwill and other intangible assets. Total goodwill of $39.1 million was assigned $13.7 million and $25.4 million to the license and service segments of our business, respectively, and is not expected to be deductible for tax purposes. The goodwill allocation of 35% to licenses and 65% to services is based on both historical and projected relative contribution from licenses and services revenues. Actual results of operations of PassGo are included in our condensed consolidated financial statements from the date of acquisition. Our allocation of the purchase price to assets and liabilities based upon the fair value determination was finalized in the second quarter of 2008 and was as follows (in thousands):

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

Other Acquisitions – We completed two other acquisitions during the nine months ended September 30, 2008. The aggregate consideration paid for these transactions was $11.7 million paid in cash and was preliminarily allocated, pending the final fair value determination of one of the acquisition’s acquired intangible assets which is expected to be finalized in 2008, as follows: $6.2 million to goodwill, $1.0 million to in-process research and development which was written off on the date of acquisition, $5.6 million to intangible assets and $(1.1) million to assumed liabilities, net of tangible assets acquired. Actual results of operations of these acquisitions are included in our condensed consolidated financial statements from the effective dates of the acquisitions.

The following represents the aggregate preliminary allocation of the purchase price for these two acquisitions to amortizing intangible assets (table in thousands):

Acquired technology with a weighted average useful life of 5.8 years	$3,904
Customer relationships with a useful life of 5.0 years	642
Non-compete agreements with a weighted average useful life of 2.5 years	1,006

Total intangible assets	$5,552

The pro forma effects of all 2008 acquisitions, individually or in the aggregate, would not have been material to our results of operations for the three and nine months ended September 30, 2008 and fiscal 2007 and, therefore, are not presented.

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

The acquisition has been accounted for as a purchase and the purchase price has been allocated primarily to goodwill and other intangible assets. Total goodwill of $67.8 million was assigned $40.7 million and $27.1 million to the license and service segments of our business, respectively, and is not expected to be deductible for tax purposes. Goodwill allocation of 60% to licenses and 40% to services is based on both historical and projected relative contribution from licenses and services revenues. Actual results of operations of ScriptLogic are included in our condensed consolidated financial statements from the date of acquisition. Our allocation of the purchase price to assets and liabilities based upon the fair value determination was as follows (in thousands):

Current assets	$14,190
Acquired technologies with a useful life of 5.0 years	15,600
Customer relationships with a useful life of 5.0 years	11,300
Trade name with an indefinite useful life	6,200
Goodwill	67,821
Other non-current assets	2,154
Other current liabilities	(3,423)
Deferred revenue	(11,123)
Non-current deferred tax liability	(13,240)

Total purchase price	$89,479

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

The following represents the aggregate allocation of the purchase price for these three acquired companies to amortizing intangible assets (table in thousands):

Acquired technology with a weighted average useful life of 4.2 years	$5,305
Customer relationships with a weighted average useful life of 4.9 years	665
Non-compete agreements with a weighted average useful life of 2.0 years	291

Total intangible assets	$6,261

The pro forma effects of all 2007 acquisitions, individually or in the aggregate, would not have been material to our results of operations for the three and nine months ended September 30, 2008 and fiscal 2007 and, therefore, are not presented.

4.	Goodwill and Intangible Assets, Net

Intangible assets, net are comprised of the following (in thousands):

	September 30, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$157,583	$(92,385)	$65,198	$122,883	$(77,757)	$45,126
Customer relationships	66,078	(25,171)	40,907	40,809	(19,429)	21,380
Non-compete agreements	11,907	(10,794)	1,113	11,000	(9,454)	1,546
Trademarks and trade names (1)	12,680	(4,648)	8,032	12,590	(4,001)	8,589

	$248,248	$(132,998)	$115,250	$187,282	$(110,641)	$76,641

(1)	Trademarks and trade names include $6.2 million in a trade name related to our acquisition of ScriptLogic in August 2007 that has an indefinite useful life, and as such is not being amortized.

Amortization expense for intangible assets was $7.4 million and $22.4 million for the three and nine months ended September 30, 2008, respectively. This compares to $5.8 million and $15.2 million for the three and nine months ended September 30, 2007, respectively. Estimated annual amortization expense related to intangible assets reflected on our September 30, 2008 balance sheet is as follows (in thousands):

Estimated Annual Amortization Expense
2008 (remaining quarter)	$8,824
2009	30,439
2010	24,831
2011	20,998
2012 and thereafter (1)	23,958

Total accumulated amortization	$109,050

(1)	All amortizing intangible assets are expected to be fully amortized by the end of 2014.

The changes in the carrying amount of goodwill by reportable operating segment for the nine months ended September 30, 2008 are as follows (in thousands):

	Licenses	Services	Total
Balance as of December 31, 2007	$416,462	$147,304	$563,766
Acquisitions	52,960	51,588	104,548
Adjustments (1)	590	481	1,071

Balance as of September 30, 2008	$470,012	$199,373	$669,385

(1)	Primarily from finalization of purchase price allocations on certain 2007 acquisitions.

5.	Cost Method Investments

We invested $3.2 million in early stage private companies during the nine months ended September 30, 2008. We invested $6.1 million in an early stage private company during the nine months ended September 30, 2007. These investments were accounted for under the cost method, as the equity securities do not have a readily determined market value and we do not have the ability to exercise significant influence. Our cumulative investments in non-consolidated companies are included as part of other assets in our condensed consolidated balance sheet at September 30, 2008 and December 31, 2007 and were valued at $14.8 million and $11.7 million, respectively.

6.	Other (Expense) Income, Net

Other (expense) income, net consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest income	$2,837	$4,504	$8,738	$14,137
Interest expense	(52)	(45)	(161)	(127)
Foreign currency (loss) gain, net (1)	(9,499)	2,829	(4,827)	4,289
Other income (expense), net	188	(284)	635	(102)

Total other (expense) income, net	$(6,526)	$7,004	$4,385	$18,197

(1)	Our foreign currency gains or losses are predominantly attributable to translation gains or losses on the re-measurement of our net balances of monetary assets and liabilities in our foreign subsidiaries, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar. The foreign currency translation adjustments to these balance sheet items are calculated by comparing the currency spot rates at the end of a quarter to the spot rates at the end of the previous quarter.

7.	Income Tax Provision

The effective income tax rate for the three and nine months ended September 30, 2008 was approximately 18.6% and 15.6%, respectively, compared to 33.3% and 40.6% in the comparable periods of 2007. The change was primarily due to the closure of an Internal Revenue Service examination of income tax returns through December 31, 2004 which discretely impacted the nine month period ended September 30, 2008, and a combination of other factors including the mix of income between high and low jurisdictions, and the impact of net operating losses and associated valuation allowances in certain foreign jurisdictions that impacted both the three and nine months ended September 30, 2007. The provision for income taxes decreased to $3.9 million and $7.2 million, respectively, for the three and nine months ended September 30, 2008 from $7.5 million and $25.8 million in the comparable periods of 2007, representing a decrease of $3.6 million and $18.6 million.

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

The table below sets forth the reconciliation of the denominator of the earnings per share calculation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Shares used in computing basic net income per share	105,434	101,819	104,334	101,819
Dilutive effect of stock options and restricted stock units (1)	2,016	3,379	2,363	3,302

Shares used in computing diluted net income per share	107,450	105,198	106,697	105,121

(1)	Options to purchase 8.2 million and 8.5 million shares of common stock during the three months ended September 30, 2008 and 2007, respectively, and 8.6 million and 9.0 million shares of common stock during the nine months ended September 30, 2008 and 2007, respectively, were outstanding but were not included in the computation of net income per share as inclusion would have been anti-dilutive.

9.	Fair Value Measurements

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

As of September 30, 2008, we held certain assets that are required to be measured at fair value on a recurring basis. These included cash equivalents and marketable securities (including auction rate securities).

Our investments associated with cash equivalents and marketable securities consist of money market funds, United States government and government agency bonds and corporate bonds for which market prices are readily available. Our investments in marketable securities also consist of municipal notes with an auction reset feature (“auction rate securities”), which are classified as non-current marketable securities and recorded at fair value.

The auction rate security instruments held by the Company at September 30, 2008 totaled $50.2 million (with a fair value of $48.4 million), of which $49.2 million par amount were in securities collateralized by student loan portfolios, which are guaranteed by the United States government. Due to our belief that the market for these student loan collateralized instruments may take in excess of 364 days to fully recover and given our intent and ability to hold these securities to maturity or until the market recovers, we have classified them as non-current and included them in Long-term marketable securities on the Condensed Consolidated Balance Sheet at September 30, 2008. As of September 30, 2008, we continue to earn interest on all of our auction rate security instruments. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive loss. If we determine that any future valuation adjustment is other than temporary, we would record an impairment charge to earnings as appropriate.

Due to recent events in credit markets, the auction events for all of the auction rate securities held by the Company have experienced failed auctions during 2008. As such, market available pricing information is not readily available at this time. Therefore, in order to determine the fair value of these securities we constructed a discounted cash flow analysis model as of September 30, 2008. This model considers, among other items, the general climate of interest rates, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. From this model we determined that there was a decline in fair value of the auction rate securities. Therefore, during the three and nine months ended September 30, 2008, we recorded $0.1 million and $1.8 million, respectively, as an unrealized loss that is included in other comprehensive loss, as we believe the decline in fair value of the auction rate securities is temporary. We attribute the temporary decline to be related to the overall current liquidity issues prevalent in the auction rate securities market at this time.

During the three months ended September 30, 2008, approximately $1.1 million of principal invested in auction rate securities held by the Company received downgraded credit ratings and others were placed on credit watch.

The following table represents our fair value hierarchy for financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

	Fair Value Measurements at September 30, 2008
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$181,837	$181,837	$—	$—
U.S. Government Agency Securities	37,928	37,928	—	—
Auction Rate Securities	48,352	—	—	48,352
Corporate Notes/Bonds	4,979	4,979	—	—
Other	686	686	—	—

Total	$273,782	$225,430	$—	$48,352

Based on market conditions, we changed our valuation methodology for auction rate securities to a discounted cash flow analysis during the nine months ended September 30, 2008. Accordingly, these securities changed from Level 1 to Level 3 within SFAS 157’s hierarchy since our initial adoption of SFAS 157 at January 1, 2008.

The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at September 30, 2008:

Auction Rate Securities
Balance at December 31, 2007	$—
Unrealized loss included in other comprehensive loss	(1,848)
Net settlements	(70)
Transfers to Level 3	50,270

Balance at September 30, 2008	$48,352

10.	Geographic and Segment Information

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

Reportable segment data for the three and nine months ended September 30, 2008 and 2007, respectively, is as follows (in thousands):

	Licenses	Services	Total
Three months ended September 30, 2008
Revenues	$86,700	$100,865	$187,565
Cost of Revenues	6,947	15,167	22,114

Gross profit	$79,753	$85,698	$165,451

Three months ended September 30, 2007
Revenues	$69,632	$82,518	$152,150
Cost of Revenues	5,148	13,566	18,714

Gross profit	$64,484	$68,952	$133,436

Nine months ended September 30, 2008
Revenues	$241,128	$292,650	$533,778
Cost of Revenues	20,729	46,571	67,300

Gross profit	$220,399	$246,079	$466,478

Nine months ended September 30, 2007
Revenues	$209,704	$234,532	$444,236
Cost of Revenues	14,088	40,082	54,170

Gross profit	$195,616	$194,450	$390,066

Revenues are attributed to geographic areas based on the location of the entity to which the products or services were invoiced. Revenues and long-lived assets concerning principal geographic areas in which we operate are as follows (in thousands):

	United States	United Kingdom	Other International (2)	Total
Three months ended September 30, 2008:
Revenues	$114,385	$20,148	$53,032	$187,565
Long-lived assets (1)	$79,486	$8,694	$10,502	$98,682
Three months ended September 30, 2007:
Revenues	$94,286	$16,627	$41,237	$152,150
Long-lived assets (1)	$76,744	$4,853	$12,944	$94,541
Nine months ended September 30, 2008:
Revenues	$310,385	$62,995	$160,398	$533,778
Long-lived assets (1)	$79,486	$8,694	$10,502	$98,682
Nine months ended September 30, 2007:
Revenues	$268,786	$53,442	$122,008	$444,236
Long-lived assets (1)	$76,744	$4,853	$12,944	$94,541

(1)	Includes property and equipment, net and other assets.
(2)	No single country within Other International accounts for greater than 10% of revenues.

11.	Commitments and Contingencies

Securities Litigation. From June 2006 through August 2006 a number of purported Quest Software shareholders filed putative shareholder derivative actions against the Company, the members of our Board of Directors, and certain current or former officers, alleging, among other things, that the defendants improperly dated certain Quest Software employee stock option grants. These putative state and federal derivative actions are collectively referred to as the “Options Derivative Actions”. The plaintiffs in the Options Derivative Actions contend, among other things, that the defendants’ conduct violated United States and California securities laws, breached defendants’ fiduciary duties, wasted corporate assets, unjustly enriched the defendants, and caused errors in our financial statements. The plaintiffs sought, among other things, unspecified damages and disgorgement of profits from the alleged conduct, to be paid to the Company.

In November 2007, we entered into a Stipulation of Settlement with the plaintiffs in the Options Derivative Actions, pursuant to which the Options Derivative Actions were ultimately settled and dismissed with prejudice as to the Company and all of its current and former officers and directors. As part of the settlement, the Company agreed to adopt certain remedial measures and corporate governance changes, and the plaintiffs received a payment of an amount representing their attorneys’ fees, which was provided by the Company’s directors’ and officers’ liability insurance carrier. On May 19, 2008, the court preliminarily approved the Stipulation of Settlement of the Options Derivative Actions. On August 15, 2008, the U.S. District Court for the Central District of California granted Final Approval of the Settlement of the Options Derivative Actions. On September 10, 2008, the Superior Court of California, County of Orange, entered an Order dismissing the State Derivative Action with prejudice.

In October 2006, a purported shareholder class action was filed in the United States District Court for the Central District of California against Quest Software and certain of its current or former officers and directors (the “Options Class Action”). The essence of the plaintiff’s allegations in the Options Class Action is that the Company improperly backdated stock options, resulting in false or misleading disclosures concerning, among other things, Quest Software’s financial condition. Plaintiff also alleges that the individual defendants sold Quest Software stock while in possession of material nonpublic information, and that the defendants’ conduct caused damages to the putative plaintiff class. The plaintiff asserts claims under Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In October 2007, the Court denied the Company’s motion to dismiss the amended class action complaint. The U.S. District Court denied the Company’s subsequent motion requesting certification of the Court’s order for interlocutory appellate review, and the plaintiff filed a second amended class action complaint in February 2008. The Company filed a motion to dismiss the second amended class action complaint in March 2008. The court denied the Company’s motion to dismiss the second amended class action complaint on July 10, 2008. The Company filed its answer to the second amended class action complaint on July 24, 2008 and intends to defend the Options Class Action vigorously.

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

Acquisitions. The Company has entered into escrow agreements with acquired companies to satisfy certain indemnification obligations of selling shareholders. Certain of these escrow agreements designate Quest as the holder of the escrow money. As of September 30, 2008, we hold approximately $2.4 million in cash related to these agreements, all of which is included in restricted cash.

General. The Company and its subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business. The foregoing discussion includes material developments that occurred during the three months ended September 30, 2008 or thereafter in our material legal proceedings. In March 2008, we settled a pending patent infringement lawsuit. For additional information concerning these and other legal proceedings, see Note 11 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

12.	Subsequent Events

On October 8, 2008, we announced that our board of directors authorized a modified “Dutch auction” tender offer to repurchase between $135 million and $400 million of our common stock and debt financing in an aggregate principal amount of up to $300 million to provide financing for a portion of the repurchase. We further announced on October 30, 2008 our intention to initiate a modified “Dutch auction” tender offer on or before November 7, 2008 to repurchase $140 million of our common stock with a range of prices per share that is not expected to exceed $14.50. We continue to evaluate the terms of a potential debt financing in connection with the tender offer. The tender offer, when commenced, will be subject to a number of terms and conditions, including any applicable corporate and regulatory requirements, all of which will be specified in an offer to purchase to be filed with the Securities Exchange Commission on the date the offer is commenced.

On October 24, 2008, we accepted a rights offering from a broker of certain auction rate securities (“ARS”) we hold with a par value of $48.7 million, and a fair value of $47.0 million. Under the terms of the rights offering accepted by the Company, the broker may elect to purchase these ARS or cause these ARS to be sold to a third party, in each case at par value, at any time beginning in the fourth quarter of 2008 and the Company may instruct the broker to purchase these ARS at par value during the period of June 30, 2010 through July 2, 2012. The broker will also provide the Company with access to borrow up to 75% of the par value of eligible ARS until June 30, 2010.

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

Overview

Our Company and Business Model

Quest Software, Inc., together with our subsidiaries ScriptLogic and Vizioncore, delivers innovative products that help IT organizations get enhanced performance from their computing environment. Our product areas are Application Management, Database Management, Windows Management and Virtualization Management. The focus of our products is based upon generating higher levels of performance, manageability and productivity throughout our customers’ IT infrastructure and with products and services that enable them to manage the investments they have made within their IT environment.

Quarterly Update

In September 2008, we acquired NetPro Computing, Inc. (“NetPro”), a leading provider of Microsoft infrastructure optimization solutions, for purchase consideration of approximately $78.9 million, including $0.3 million in transaction costs. The acquisition of NetPro expands our product portfolio allowing us to deliver a more comprehensive set of products to manage complex Microsoft infrastructures.

As discussed in more detail throughout our MD&A, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, we delivered the following financial performance:

•	Total revenues increased by $35.4 million, or 23.3% to $187.6 million;

•	Total expenses increased by $23.1 million, or 16.9% to $159.8 million;

•	Income from operations increased by $12.3 million, or 79.8% to $27.8 million;

•	Diluted earnings per share increased by 14.3% to $0.16.

The increase in our total revenues was primarily driven by increased sales of our Windows Management products and related services primarily in our North American regions (United States, Latin America and Canada). The increase in total expenses was primarily due to increased personnel costs, which include compensation, benefits and payroll related taxes, which are a function of our worldwide headcount. We estimate that these personnel related costs represented approximately 67% of total expenses in the three months ended September 30, 2008 and 2007. Our full-time employee headcount at the end of the third quarter of 2008 was 3,477 compared to 3,147 at the end of the third quarter of 2007. Our full-time employee headcount in locations outside of the United States was 1,672 at the end of the third quarter of 2008 compared to 1,655 at the end of the third quarter of 2007. The increase in income from operations is primarily due to higher revenues and the effect from our cost reduction initiatives that were undertaken in the second quarter of 2008. These initiatives included workforce reductions across all functions and geographies. The cost savings associated with this process began to be realized in the current quarter and we expect will continue throughout the fourth quarter of 2008.

Third quarter results were also impacted by the fact that the U.S. Dollar was weaker in the third quarter of 2008 versus the third quarter of 2007 for several currencies including the Euro, Canadian Dollar, Russian Ruble and Australian Dollar. Since certain of our international sales and expenses are denominated in these non-US Dollar currencies, this contributed approximately 7% of the increase in total revenues and 15% of the increase in total expenses.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to revenue recognition, asset valuations (including accounts receivable, goodwill and intangible assets), share-based compensation, income taxes and functional currencies for purpose of consolidation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets, and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of the critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments listed above are discussed further in our Annual Report on Form 10-K for fiscal 2007 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no material changes to our critical accounting policies or estimates during the nine months ended September 30, 2008.

Recently Adopted Accounting Pronouncement

See Note 1 of our Notes to Condensed Consolidated Financial Statements for information regarding recently issued accounting pronouncements.

Results of Operations

The following table sets forth selected condensed consolidated income statement data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Licenses	46.2%	45.8%	45.2%	47.2%
Services	53.8	54.2	54.8	52.8

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Licenses	1.0	0.8	1.1	0.9
Services	8.1	8.9	8.7	9.0
Amortization of purchased technology	2.7	2.5	2.7	2.3

Total cost of revenues	11.8	12.2	12.5	12.2

Gross profit	88.2	87.8	87.5	87.8
Operating expenses:
Sales and marketing	41.0	42.9	44.0	43.7
Research and development	19.8	19.6	21.5	19.8
General and administrative	11.3	13.8	12.5	12.9
Amortization of other purchased intangible assets	1.3	1.3	1.4	1.1
In-process research and development	—	—	0.2	—

Total operating expenses	73.4	77.6	79.6	77.5

Income from operations	14.8	10.2	7.9	10.3
Other (expense) income, net	(3.5)	4.6	0.8	4.1

Income before income tax provision	11.3	14.8	8.7	14.4
Income tax provision	2.1	4.9	1.3	5.8

Net income	9.2%	9.9%	7.4%	8.6%

Comparison of Three Months Ended September 30, 2008 and 2007

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended September 30,		Increase
	2008	2007	Dollars	Percentage
Revenues:
Licenses
North America	$54,473	$43,607	$10,866	24.9%
Rest of World	32,227	26,025	6,202	23.8%

Total license revenues	86,700	69,632	17,068	24.5%

Services
North America	66,375	55,180	11,195	20.3%
Rest of World	34,490	27,338	7,152	26.2%

Total service revenues	100,865	82,518	18,347	22.2%

Total revenues	$187,565	$152,150	$35,415	23.3%

Licenses Revenues — Increased sales of our Windows Management products continued to be the main driver of license revenues growth over the comparable period of the prior year. Approximately 10% of the increase in sales of our Windows Management products came from the contributions of ScriptLogic. Sales of licenses for Virtualization Management products by Vizioncore also contributed to our overall growth in license revenues.

Services Revenues — Services revenues are derived from post-contract technical support services (“maintenance”) and professional consulting and training services. The largest component of our services revenues is maintenance revenue. From a product perspective, maintenance related to our Windows Management products was the primary driver of our growth in services revenues. Also contributing to the growth in services revenues were maintenance renewals on our Database and Virtualization Management products. Approximately 20% of the overall increase in services revenues during the period came from the contributions of ScriptLogic and PassGo both within our Windows product group. Revenue from professional consulting and training services represented 9.6% and 11.7% of total service revenues in the three months ended September 30, 2008 and 2007.

Services revenues continues to contribute a larger percentage of our total revenues as our installed base of customers grows, through acquisitions and their related maintenance contracts, and through multi-year pre-paid support programs. As our maintenance customer base grows, the maintenance renewal rate has a larger influence on the maintenance revenue growth rate and the amount of new software license revenues has a diminishing effect. Therefore, the growth rate of total revenues does not necessarily correlate directly to the growth rate of new software license revenues in a given period. The primary determinant of changes in our maintenance revenue profile is the rate at which our customers renew their annual maintenance and support agreements. If our maintenance renewal rates were to decline materially, our maintenance revenues, total revenues and cash flows would likely decline materially as well.

Cost of Revenues

Total cost of revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended September 30,		Increase
	2008	2007	Dollars	Percentage
Cost of revenues:
Licenses	$1,921	$1,286	$635	49.4%
Services	15,167	13,566	1,601	11.8%
Amortization of purchased technology	5,026	3,862	1,164	30.1%

Total cost of revenues	$22,114	$18,714	$3,400	18.2%

Cost of Licenses — Cost of licenses as a percentage of license revenues was 2.2% and 1.8% for the three months ended September 30, 2008 and 2007. The increase in cost of licenses, both in terms of absolute dollars and as a percentage of license revenues, is primarily the result of increased sales of licenses to royalty-bearing products.

Cost of Services — Personnel related costs increased by approximately $1.4 million, or 17.1%, primarily due to growth in technical support headcount. Average headcount related to our technical support group increased approximately 18%, with the impact from the acquisition of ScriptLogic contributing to the increase. Cost of services as a percentage of service revenues was 15.0% and 16.4% in the three months ended September 30, 2008 and 2007, respectively.

Amortization of Purchased Technology — The increase in amortization of purchased technology is primarily due to technology acquired in the fourth quarter of 2007 and the first three quarters of 2008. We expect amortization of purchased technology within the cost of revenues arising from acquisitions completed prior to September 30, 2008 to be approximately $5.8 million for the remaining quarter of 2008.

Operating Expenses

Total operating expenses and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended September 30,		Increase
	2008	2007	Dollars	Percentage
Operating expenses:
Sales and marketing	$76,957	$65,227	$11,730	18.0%
Research and development	37,169	29,749	7,420	24.9%
General and administrative	21,120	21,064	56	0.3%
Amortization of other purchased intangible assets	2,418	1,938	480	24.8%

Total operating expenses	$137,664	$117,978	$19,686	16.7%

Sales and Marketing — The increase in sales and marketing expense during the three months ended September 30, 2008 over the comparable period in 2007 was primarily due to higher personnel related costs, including an increase in commission expense, and increased costs associated with employee rewards programs and advertising and trade shows. Personnel related costs increased approximately $8.7 million, or 18.0%, primarily due to an 18% increase in average headcount including the effect from foreign currency within our core sales and support renewals groups. Our increase in average headcount was due to headcount hired to support the company’s growth including the impact from our acquisition of NetPro and ScriptLogic, which offset the workforce reductions that were undertaken in the second quarter of 2008. The increase in personnel related costs included a $3.4 million, or 30.4%, increase in commission expense. On a year-over-year basis, costs associated with employee rewards programs increased $1.0 million, and advertising and trade show costs increased $1.4 million, or 86.7%.

Research and Development — The increase in research and development expense during the third quarter of 2008 as compared to the third quarter of 2007 was primarily due to higher personnel related costs, which increased $4.1 million, or 17.3%, as a result of a 5% increase in average headcount including the effect from foreign currency. The increase in average headcount was due to headcount hired to support the company’s growth including the reassignment of certain product management professionals from marketing to research and development and the impact from our acquisition of NetPro and ScriptLogic, all of which offset the workforce reductions that were undertaken in the second quarter of 2008. An additional $1.4 million of the increase is attributable to certain post-acquisition contingent payment obligations tied to technology development milestones.

General and Administrative — General and administrative expense was $21.1 million during both the third quarter of 2008 and 2007. There was a $2.8 million, or 25.3%, increase in personnel related costs on a 12% increase in average headcount hired to support the company’s growth including the headcount added from our acquisition of ScriptLogic. The increase in personnel related costs included a $1.4 million increase in share-based compensation related to our July 2008 non-employee director grant and was offset by a reduction of $2.6 million, or 69.7%, in professional accounting, consulting and legal fees.

Amortization of Other Purchased Intangible Assets — The increase in amortization expense from the quarter ended September 30, 2008 over the comparable period in 2007 was primarily due to other purchased intangible assets from acquisitions in the fourth quarter of 2007 and the first three quarters of 2008. We expect amortization of other purchased intangible assets within operating expenses arising from acquisitions completed prior to September 30, 2008 to be approximately $3.0 million for the remaining quarter of 2008.

Other (Expense) Income, Net

Other (expense) income, net decreased to a $6.5 million expense in the third quarter of 2008 from $7.0 million in income in the third quarter of 2007. The largest impact to other (expense) income this quarter was attributed to a foreign currency loss of $9.5 million compared to a gain of $2.8 million in the third quarter of 2008 and 2007, respectively. Our foreign currency gains or losses are predominantly attributable to translation gains or losses relative to the U.S. Dollar on the re-measurement of net monetary assets, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar. Interest income was $2.8 million and $4.5 million in the three months ended September 30, 2008 and 2007, respectively. The decrease in interest income was due primarily to lower average investment yields.

Income Tax Provision

During the three months ended September 30, 2008, the effective income tax rate was 18.6% versus 33.3% in the comparable period of 2007. The reduction was primarily due to a combination of factors including the mix of income between high and low jurisdictions and the impact of net operating losses and associated valuation allowances in certain foreign jurisdictions. The provision for income taxes decreased to $3.9 million for the three months ended September 30, 2008 from $7.5 million in the comparable period of 2007, representing a decrease of $3.6 million.

Comparison of Nine Months Ended September 30, 2008 and 2007

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Nine Months Ended September 30,		Increase
	2008	2007	Dollars	Percentage
Licenses
North America	$139,088	$127,344	$11,744	9.2%
Rest of World	102,040	82,360	19,680	23.9%

Total license revenues	241,128	209,704	31,424	15.0%

Services
North America	190,664	157,428	33,236	21.1%
Rest of World	101,986	77,104	24,882	32.3%

Total service revenues	292,650	234,532	58,118	24.8%

Total revenues	$533,778	$444,236	$89,542	20.2%

Licenses Revenues — Increased sales of our Windows and Virtualization Management products were the main drivers of license revenues growth over the comparable period in the prior year. Approximately 42% of the increase in sales of our Windows Management products came from the contributions of ScriptLogic. Growth in our Windows and Virtualization Management product areas was offset slightly by a decrease in license revenues from our Database Management products. Total license revenues in the first nine months of 2007 benefited by a change in our revenue recognition practices for large reseller transactions. The modified practice was applied to transactions consummated on or after January 1, 2007 due to change in circumstances involving improved cash collection histories with these resellers. If this change had been implemented prior to January 1, 2007 we would have reported $196.7 million in license revenues in the first nine months of 2007, which would imply a 23% growth rate in total license revenues in the current period.

Services Revenues — The primary driver of our growth in services revenue was the maintenance renewals generated by a larger customer installed base created by license revenue growth from previous periods. Maintenance revenues from our Windows, Database and Virtualization Management products were the main drivers of services revenues growth during the period. Approximately 30% of the overall increase in services revenues during the period came from the contributions of ScriptLogic and PassGo. Revenue from professional consulting and training services as a percentage of total service revenues represented 10.3% and 11.6% in the nine months ended September 30, 2008 and 2007, respectively.

Cost of Revenues

Total cost of revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Nine Months Ended September 30,		Increase
	2008	2007	Dollars	Percentage
Cost of revenues:
Licenses	$6,110	$3,949	$2,161	54.7%
Services	46,571	40,082	6,489	16.2%
Amortization of purchased technology	14,619	10,139	4,480	44.2%

Total cost of revenues	$67,300	$54,170	$13,130	24.2%

Cost of Licenses — Cost of licenses as a percentage of license revenues was 2.5% and 1.9% for the nine months ended September 30, 2008 and 2007, respectively. The increase in cost of licenses, both in terms of absolute dollars and as a percentage of license revenues, is primarily the result of a $1.4 million, or 93.2%, increase in royalty expense related to sales of licenses to royalty-bearing products and a $0.7 million, or 99.3%, increase in hardware purchases that are sold with certain of our software products.

Cost of Services — Personnel related costs increased by approximately $5.6 million, or 24.1%, primarily due to growth in technical support headcount. Average headcount related to our technical support group increased approximately 23%, with the impact from our acquisition of ScriptLogic contributing to the increase. Cost of services as a percentage of service revenues was 15.9% and 17.1% in the nine months ended September 30, 2008 and 2007, respectively.

Amortization of Purchased Technology — The increase in amortization of purchased technology is primarily due to technology acquired in the fourth quarter of 2007 and the first three quarters of 2008.

Operating Expenses

Total operating expenses and year-over-year changes are as follows (in thousands, except for percentages):

	Nine Months Ended September 30,		Increase
	2008	2007	Dollars	Percentage
Operating expenses:
Sales and marketing	$234,604	$194,285	$40,319	20.8%
Research and development	114,687	87,863	26,824	30.5%
General and administrative	66,811	57,409	9,402	16.4%
Amortization of other purchased intangible assets	7,730	5,066	2,664	52.6%
In-process research and development	955	—	955	100.0%

Total operating expenses	$424,787	$344,623	$80,164	23.3%

Sales and Marketing — The increase in sales and marketing expense during the nine months ended September 30, 2008 over the comparable period in 2007 was primarily due to higher personnel costs, including increased commission expense as well as severance payments and related costs associated with our lay-offs in the second quarter of 2008, and increased costs associated with employee rewards programs and advertising and trade shows. Personnel related costs increased approximately $28.7 million, or 20.6%, primarily due to a 19% increase in average headcount within our core sales and presales groups, including the headcount added with our acquisition of ScriptLogic, severance payments and related costs of $3.0 million, an increase of $7.4 million, or 23.4%, in commission expense and the effect from foreign exchange. On a year-over-year basis, costs associated with employee rewards programs increased $0.8 million, or 49.3%, and advertising and trade show costs increased $4.6 million, or 89.5%.

Research and Development — The increase in research and development expense during the nine months ended September 30, 2008 as compared to the same period in 2007 was primarily due to higher personnel related costs, which increased $18.2 million, or 26.0%, as a result of a 9% increase in average headcount (some of which was due to reassignment of certain product management from marketing to research and development), the impact from our acquisition of ScriptLogic and the devaluation of the U.S. Dollar relative to non-dollar denominated compensation and other expenses. An additional $2.6 million of the increase is attributable to certain post-acquisition contingent payment obligations tied to technology development milestones.

General and Administrative — The increase in general and administrative expense during the nine months ended September 30, 2008 over the comparable period in 2007 was primarily due to higher personnel related costs, which increased $9.0 million, or 27.8%, on a 19% increase in average headcount hired to support the company’s growth including the headcount added from our acquisition of ScriptLogic. The increase in personnel related costs included a $1.4 million increase in share-based compensation related to our July 2008 non-employee director grant.

Amortization of Other Purchased Intangible Assets — The increase in amortization of other purchased intangible assets is primarily due to other purchased intangible assets from acquisitions in the fourth quarter of 2007 and the first three quarters of 2008.

In-Process Research and Development — In-process research and development expenses relate to in-process technology acquired in May 2008. These costs were charged to operations as the technologies had not reached technological feasibility and did not have alternative future uses at the date of acquisition.

Other Income, Net

Other income, net was $4.4 million in the nine months ended September 30, 2008 compared to $18.2 million in the same period of 2007. Interest income was $8.7 million and $14.1 million in the nine months ended September 30, 2008 and 2007, respectively. The decrease in interest income was due primarily to lower average investment yields as well as lower average investment balances primarily as a result of funding the PassGo acquisition. We had a foreign currency loss of $4.8 million and a gain of $4.3 million in the 2008 and 2007 periods, respectively. Our foreign currency gains or losses are predominantly attributable to translation gains or losses relative to the U.S. Dollar on the re-measurement of net monetary assets, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar.

Income Tax Provision

During the nine months ended September 30, 2008, the effective income tax rate was 15.6% versus 40.6% in the comparable period of 2007. The reduction was primarily due to the closure of an Internal Revenue Service examination of income tax returns through December 31, 2004 which discretely impacted the nine months ended September 30, 2008, and a combination of other factors including the mix of income between high and low jurisdictions, and the impact of net operating losses and associated valuation allowances in certain foreign jurisdictions that impacted the nine months ended September 30, 2007. The provision for income taxes decreased to $7.2 million from $25.8 million in 2007, representing a decrease of $18.6 million.

Liquidity and Capital Resources

Cash and cash equivalents and short-term and long-term marketable securities were approximately $372.4 million and $316.8 million as of September 30, 2008 and December 31, 2007, respectively.

At September 30, 2008, we held within long-term marketable securities $50.2 million (with a fair value of $48.4 million) of investment grade municipal notes with an auction reset feature (“auction rate securities”). For more information concerning our auction rate securities see Note 9 of our Notes to Condensed Consolidated Financial Statements.

Summarized cash flow information is as follows (in thousands):

	Nine Months Ended September 30,
	2008	2007
Cash provided by operating activities	$114,404	$95,575
Cash used in investing activities	(112,694)	(96,803)
Cash provided by financing activities	41,967	11
Effect of exchange rate changes	1,246	(391)

Net increase (decrease) in cash and cash equivalents	$44,923	$(1,608)

Operating Activities

Cash provided by operating activities is primarily comprised of net income, adjusted for non-cash activities such as depreciation and amortization. These non-cash adjustments represent charges reflected in net income, therefore, to the extent that non-cash items increase or decrease our future operating results, there will be no corresponding impact on our cash flows. After excluding the effects of these non-cash charges, the primary changes in cash flows relating to operating activities resulted from changes in operating assets and liabilities. The analyses of the changes in our operating assets and liabilities are as follows:

•

Accounts receivable decreased to $118.2 million due to a decrease in day’s sales outstanding (“DSO”), which resulted in a decrease in operating assets, reflecting a cash inflow of $37.7 million for the nine months ended September 30, 2008. The remaining difference in the change in accounts receivable of $(3.5) million, relating to the impact of non-cash foreign currency translation adjustments, is included as part of the “effect of exchange rate changes” section of our condensed consolidated statements of cash flows. DSO was 58 days and 75 days at September 30, 2008 and December 31, 2007, respectively. Collection of accounts receivable and related DSO could fluctuate in future periods due to the timing and amount of our revenues and their linearity and the effectiveness of our collection efforts.

•

The primary cash outflow within operating assets and liabilities during the nine months ended September 30, 2008 was $15.9 million paid for taxes, a decrease of $18.5 million over the comparable 2007 period.

Investing Activities

Cash used in investing activities in the nine months ended September 30, 2008 included $135.2 million paid for acquisitions (of which $48.9 million was held as restricted cash on our December 31, 2007 balance sheet) and $3.2 million for minority cost method investments. We spent $8.2 million in capital expenditures, $52.0 million for purchases of marketable securities, offset by $39.3 million in sales and maturities of marketable securities.

Cash used in investing activities in the nine months ended September 30, 2007, included $107.6 million paid for acquisitions. We also paid $6.1 million in July of 2007 for a minority cost method investment in an early stage private company.

We will continue to purchase property and equipment needed in the normal course of our business. We also plan to use cash generated from operations and/or proceeds from investments in marketable securities to fund other strategic investment and acquisition opportunities that we continue to evaluate and to fund the share repurchase program. We plan to use excess cash generated from operations to invest in short and long-term marketable securities consistent with past investment practices.

Financing Activities

In the nine months ended September 30, 2008 we received net proceeds of $38.8 million from the issuance of our common stock due to exercises of stock options.

In October 2008, our board of directors authorized a modified “Dutch auction” tender offer to repurchase between $135 million and $400 million of our common stock and debt financing in an aggregate principal amount of up to $300 million to provide financing for a portion of the repurchase. We subsequently announced our intent to initiate a modified “Dutch auction” tender offer on or before November 7, 2008 to repurchase $140 million of our common stock with a range of prices per share that is not expected to exceed $14.50. We continue to evaluate the terms of a potential debt financing in connection with the tender offer. The tender offer, when commenced, will be subject to a number of terms and conditions, including any applicable corporate and regulatory requirements, all of which will be specified in an offer to purchase to be filed with the Securities Exchange Commission on the date the offer is commenced.

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

Our exposure to foreign exchange risk is composed of the combination of our foreign net profits and losses denominated in currencies other than the U.S. Dollar, as well as our net balances of monetary assets and liabilities in our foreign subsidiaries. These exposures have the potential to produce either gains or losses depending on the directional movement of the foreign currencies versus the U.S. Dollar and our operational profile in foreign subsidiaries. Our cumulative currency gains or losses in any given period may be lessened by the economic benefits of diversification and low correlation between different currencies, but there can be no assurance that this pattern will continue to be true in future periods. During the three and nine months ended September 30, 2008, we had a $9.5 million and $4.8 million foreign currency loss, respectively, compared to a $2.8 million and $4.3 million gain in the comparable periods in 2007.

The foreign currencies to which we currently have the most significant exposure are the Euro, the Canadian Dollar, the British Pound, the Russian Ruble and the Australian Dollar. To date, we have not used derivative financial instruments to hedge our foreign exchange exposures, nor do we use such instruments for speculative trading purposes. We regularly monitor the potential cost and benefits of hedging foreign exchange exposures with derivatives and there remains the possibility that our foreign exchange hedging practices could change accordingly in time.

Interest Rate Risk

Our exposure to market interest-rate risk relates primarily to our investment portfolio. We have not used derivative financial instruments to hedge the market risks of our investments. We place our investments with high-quality issuers and, by policy, limit the amount of credit exposure to any one issuer other than the United States government and its agencies. Our investments in marketable securities consist of United States government and government agency bonds, auction rate municipal securities and corporate bonds. Investments purchased with an original maturity of three months or less are considered to be cash equivalents. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of shareholders’ equity.

We presently do not intend to liquidate our short and long-term investments prior to their scheduled maturity dates or, with respect to our auction rate securities, the reset dates. However, in the event that we did liquidate these investments prior to their scheduled maturities and there were no changes in market interest rates, we could be required to recognize a realized loss on those investments when we liquidate. At September 30, 2008, we have an unrealized loss of $2.3 million on our investments in debt securities compared to $0.8 million at September 30, 2007. Our remaining investment positions and duration of the portfolio would not be materially affected by a 100 basis point shift in interest rates.

Information about our investment portfolio is presented in the table below, which states the amortized book value and related weighted-average interest rates by year of maturity (in thousands):

	Amortized Book Value	Weighted Average Rate
Investments maturing by September 30,
2009 (1)	$187,509	2.33%
2010	—	—%
2011	20,000	3.25%
2012	18,290	4.30%
Thereafter	50,201	8.13%

Total portfolio	$276,000	3.58%

(1)	Includes $181.8 million in cash equivalents.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the chief executive officer and chief financial officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on such evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting during the quarter ended September 30, 2008 have come to our management’s attention that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

Exhibit Number	Exhibit Title

2.1	Agreement and Plan of Merger dated as of September 11, 2008, by and among Quest Software, Inc.; Nimble Acquisition Corp.; NetPro Computing, Inc.; and JMI Equity Fund IV, L.P. as the Stockholders’ Representative.

3.1	Second Amended and Restated Articles of Incorporation. (1)

3.2	Certificate of Amendment of Articles of Incorporation of Quest Software, Inc. (2)

3.3	Bylaws of Quest Software, Inc. (3)

4.1	Form of Registrant’s Specimen Common Stock Certificate. (4)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-80543) filed June 30, 1999.

(2)	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2005 filed November 9, 2005.

(3)	Incorporated herein by reference to our Current Report on Form 8-K filed November 7, 2007.

(4)	Incorporated herein by reference to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-80543) filed July 22, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST SOFTWARE, INC.

Date: November 6, 2008	/s/ Scott J. Davidson
Scott J. Davidson Senior Vice President, Chief Financial Officer

/s/ Scott H. Reasoner
Scott H. Reasoner Vice President, Corporate Controller