Form 10-K
period 2008-12-31
QUEST SOFTWARE INC
filed 2009-02-25
CIK 1088033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1.1 billion as of June 30, 2008, based upon the closing sale price reported for that date on The Nasdaq Global Select Market.

As of February 17, 2009, 94,662,223 shares of the Registrant’s common stock were outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement, to be delivered to shareholders in connection with the Registrant’s 2009 Annual Meeting of Shareholders, are incorporated by reference into Part III of this Report.

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

PART I

Item 1.    Business

Overview

Quest Software, Inc. (“Quest,” “Quest Software,” the “Company,” “we,” “us” or “our”) designs, develops, markets, distributes and supports enterprise systems management software products. Our goal is to provide our customers with products that improve the performance, productivity and reliability of their software applications and associated software infrastructure components such as databases, application servers and operating systems. Quest is an “Independent Software Vendor,” or “ISV,” a company whose products are designed to support or to interact or interoperate with other vendors’ software or hardware platforms. As such, we continually strive to innovate and evolve our product portfolio to support the dynamic nature of our markets as well as those of our customers’ IT environments. Our success has been predicated on identifying large and evolving markets, developing and acquiring new products and technologies and then leveraging our sales organization and installed base of customers to further our growth. While the Company began as a provider of software tools and solutions for the Oracle database market, we subsequently expanded our offerings into other adjacent markets such as Application Management and Windows Management. Most recently, the market for Virtualization Management software and the evolution of a Virtualization Management “technology stack” has created new opportunities for Quest solutions. We entered the Virtualization Management market initially with a majority investment in Vizioncore, Inc. (“Vizioncore”) during 2005 and acquired Vizioncore in 2007. We further expanded our Virtualization Management product offerings in 2007 with the Invirtus and Provision Networks acquisitions. We believe that the evolution within the Virtualization Management market will facilitate Quest’s entry into a new era of management products where we are able to leverage our expertise in managing the physical IT assets which have already been deployed while also supporting newer Virtualization Management based solutions that customers are utilizing to support their dynamic environments.

We generate revenues by licensing our software products, principally on a perpetual basis, and by providing support, maintenance and implementation services for these products. As such, our reportable operating segments are Licenses and Services. The Licenses segment develops, and markets and sells licenses to use, our software products. The Services segment provides post-sale support for software products and fee-based training and consulting services related to our software products. We have a large product portfolio of high-value products that include very technically complex solutions focused on improving the management and performance of mission-critical software applications and the underlying component infrastructure. We also have volume products and software tools that enable our customers to reduce capital and operating expenditures or leverage existing investments in personnel and IT systems. Our active acquisition program is an important element of our corporate strategy and has served as a mechanism to broaden our product portfolio and enter new markets. This is evidenced by our entrance into the Application Management, Windows Management and Virtualization Management markets, through a series of acquisitions which served to propel the Company beyond its Database Management roots. Within the last five fiscal years, we have invested approximately $590.0 million, in the aggregate, to acquire twenty-four companies. Our acquisition strategy is directed to broaden our product portfolio and strengthen our competitive position against both direct competitors and the continual improvements made by the platform vendors.

Our primary portfolio of software products includes software solutions grouped into four categories: 1) Application Management, 2) Database Management, 3) Windows Management and 4) Virtualization Management. Examples of the benefits delivered by our products’ include:

•	improved application and database performance for large-scale complex mission-critical type systems;

•	the ability to manage multi-tiered heterogeneous operating environments with integrated dashboards and metrics to leverage existing investments and support new technologies;

•	comprehensive migration, management and integration capabilities to simplify, automate and secure an organization’s Windows infrastructure; and

•	solutions for business continuity, high availability and disaster recovery for virtualized infrastructure environments.

Application Management is a core competency and is predicated on ensuring performance and availability of mission-critical applications throughout their life cycle. We have made significant investments in the form of hiring experienced developers, product managers and others with marketing expertise to improve and broaden our suite of solutions for Application Management. Our products are focused on the monitoring and performance management of customers’ primary enterprise software applications, whether packaged or custom-developed. These applications are complex in that they traverse every layer of the IT stack including storage, databases, application servers, web servers and the actual network itself all of which adds to the complexity of managing this environment. Historically, the management of these applications was isolated among each physical layer of the technology stack. As applications themselves became modular over time and the need for our customers to improve application service levels became a market requirement, we embarked on a comprehensive research and development effort to build new product solutions to unify a set of existing tools and create new functionality to support the current customer demand profile. Today, customers require a solution which not only manages application service levels and helps diagnose the root causes of performance problems, but also integrates and supports the means to provide necessary corrective action. Our success within the market and current strategic focus for building increased capabilities is based upon the fact that packaged and custom-developed applications run within multi-vendor infrastructure environments. This means that customers have a myriad of platforms and investments they have deployed over the years and require tools that manage the breadth and depth of their environments. Today, the advent of virtualization has created another facet such that an IT professional who is charged with managing this infrastructure must rely on a set of tools and solutions to ensure performance levels of the application. During 2008, we introduced expanded functionality within our flagship Foglight solution to enhance visibility for an administrator who may be working within an environment that encompasses both physical and virtual applications running concurrently. From a breadth perspective, our products manage custom web-based applications written in Java and .NET as well as packaged applications, such as PeopleSoft, Oracle E-Business Suite and SAP. From a depth perspective, our products cover key databases such as Oracle, DB2 and SQL Server as well as Oracle and IBM application servers and all key web servers in today’s market.

Database Management is a market where we initially built an industry-leading reputation and today continues to represent a core technical strength for the Company. While our revenue growth rate in this area has declined by comparison to our other product areas, our Database Development products have gained wide acceptance in the market and continue to generate a significant amount of cash flow for the company. As databases continue to grow in size, complexity and mission criticality, the environments in which they are deployed continuously require higher levels of service and thus more advanced tools and solutions to support their operation. As such, the predominant customer environment is comprised of a heterogeneous mix of database platforms which are fronted by a wide array of application and web servers all of which must be orchestrated to support a business service. This complex environment requires a vendor to offer a broad tool-set to be successful in the market. Our Database Management products are marketed to database administrators (“DBA”) and developers and are designed to improve database performance and to increase the level of productivity for those database developers responsible for the efficient and accurate deployment of mission-critical databases. Historically, our products and early success were focused within the Oracle segment of the database market and we are currently recognized as a leading Oracle ISV. However, within the last few years, Oracle has introduced products that compete directly with our Shareplex, Quest Central for Oracle and TOAD products. This in turn has negatively impacted our ability to grow license revenues for certain of these products as we have in the past. To diversify our database business and enhance our ability to sustain revenue growth, and in direct response to the heterogeneous nature of our customers’ database profile, we embarked on a strategy to build and acquire products which addressed similar customer needs on other database platforms such as IBM’s DB2 and Microsoft’s SQL Server. More specifically, in 2001, we introduced database management tools offerings for DB2 and in the last few years, we entered the SQL Server market. Within our Database Management product line those products aligned with SQL Server have been the fastest growing products. To capitalize on this trend and further accelerate our move into the SQL Server market we acquired Imceda Software, Inc. in 2005. Imceda Software expanded our offerings by delivering products for backup, recovery and security auditing solutions for SQL Server.

Our Windows Management product portfolio has been one of the key drivers of our revenue growth during the last few years. Our portfolio of products has been built by both internal development and key acquisitions such as FastLane Technologies, Inc., Aelita Software Corporation, ScriptLogic Corporation and most recently NetPro Computing, Inc. Our Windows Management products are focused within five areas of the Microsoft infrastructure including Active Directory, Exchange, Windows Server, Sharepoint and the Windows desktop. Our strategy has been to identify opportunities within this framework and to create incremental value-add products which broaden the core functionality a customer receives “out of the box”. A portion of our product portfolio is focused on assisting customers in the migration process from one platform to the next within the Windows infrastructure but we also help customers migrate from non-Windows platforms to the associated Windows platform. For example, our migration products can assist an IT professional in moving his or her firms’ resources to the current version of Active Directory to take advantage of new features from Microsoft that were not present in an earlier version or from another directory based product to a current Active Directory platform. Another portion of our portfolio is targeted at IT professionals who manage these core elements of the Windows infrastructure such as Windows Server, Exchange, Active Directory and Sharepoint and is predicated on providing incremental management capabilities to streamline administration, increase system availability, optimize storage and enhance security. The acquisition of ScriptLogic in August of 2007 added core products to support desktop management including the centralized configuration and management of an end user’s environment, software inventory and application deployment and remote administration to allow an administrator the ability to manage his or her enterprise desktops in an efficient manner. In September 2008 we acquired NetPro Computing, Inc., an Active Directory management and administration tools vendor and subsequently integrated its operations into our Windows Management operations thereby expanding our customer footprint and broadening and enhancing our portfolio of solutions.

Our Virtualization Management product portfolio was built initially through our investment in Vizioncore during 2005 and supplemented by our acquisitions of Invirtus and Provision Networks during 2007. In December of 2007 we acquired the remaining minority interest in Vizioncore. As Virtualization Management is deployed more broadly within production servers and the datacenter, the need to manage this environment continues to emerge. Along the lines similar to that of the physical infrastructure, operational requirements and administration of these platforms have given rise to the need for Virtualization Management tools, thereby creating product categories for virtualization utilities, disaster recovery, application monitoring and virtual desktop infrastructure.

The taxonomy of the Virtualization Management market is following the development of paths taken previously where platform companies create the delivery mechanism and partner with other third-party vendors such as Quest to support their platform. Today, the platform market leader is VMware, but with Microsoft and Citrix/ Xensource entering the market, it is expected that “cross-platform” tools will emerge to support the requirements of the datacenter such as provisioning, monitoring, reporting, disaster recovery and the typical functions found in today’s physical environment. We believe that the depth and breadth of our management capability across the entire IT stack uniquely positions Quest to become a preferred provider of these tools.

We invest a significant portion of our cash flow into our product development and management capabilities, and just over one-third of our employees work in product development, quality assurance or technical documentation roles. Given the need for many of our products to perform across different combinations of existing infrastructure within our customers’ IT configurations, we spend a significant amount of our R&D efforts to ensure that our products work consistently within heterogeneous IT environments. For example, a particular customer that deploys an Oracle financial application on an Oracle application server with an Oracle database will generally get different performance characteristics than another customer would if it deployed the same application on an IBM application server with a DB2 database. We test, evaluate and build capabilities within our products that help our customers manage these subtle differences, which requires an extended effort to capture the potential and associated combinations and permutations of our customers’ infrastructures. A large proportion of our R&D organization supports and develops existing product lines. As we increasingly seek new product opportunities within emerging markets, we have at times successfully leveraged our expertise from current products. An example of this is our entrance into the Sharepoint market with products that share technical aspects found in a few of our other products. In other instances where time to market is essential, we have supplemented our own technical efforts with technology and products from acquired companies. For example, key components of our Foglight Virtualization Management capabilities are being derived from the inter-relationship between the Vizioncore and Quest R&D teams.

In building our products, we stress technical innovation and depth, ease of deployment, ease of use and tangible, readily articulated and measurable customer benefits. We sell our products primarily via our direct field sales force and, increasingly, our telesales organization, supplemented by indirect sales through resellers and distributors. We have offices located in approximately 27 countries worldwide.

We are a California corporation incorporated in 1987. Our principal offices are located at 5 Polaris Way, Aliso Viejo, California, 92656. We operate on a calendar fiscal year.

Solutions, Products and Services

Solutions

We have three go-to-market strategies that are utilized in the sales process; Managing IT Operations in a Down Economy, Amplify Your Microsoft Experience and Enterprise Database Management.

•

Managing IT Operations in a Down Economy — Today’s IT organizations are dealing with budgets and teams that are either flat or declining. Still, they are required to adhere to stringent legislation, meet SLAs, satisfy users and add value to the business—quite a management challenge. Quest Software offers tools and solutions to help customers manage IT operations efficiently while simultaneously saving time and money. We do this by automating time-consuming tasks to improve IT staff productivity, allowing end users to accomplish simple tasks on their own without IT intervention, and enabling organizations to improve IT operations and meet critical compliance objectives with the same budget dollars.

•	Amplify Your Microsoft Experience — Microsoft customers face tough challenges managing every segment of their IT operations—from the infrastructure components at the heart of their networks to the collaboration applications they rely on every day to do their jobs. Buying one or even many solutions in a single technology segment from multiple vendors is an expensive and high maintenance proposition. Quest Software offers a tremendous array of solutions to amplify the Microsoft platform with software that supports productivity, performance, and delivers value across the full spectrum of Microsoft technologies. Quest is the market leader in Windows management solutions.

•

Enterprise Database Management — Most companies rely on multiple database platforms to run their business. As databases advance in functionality, they also increase in complexity. As a result, database management teams are being forced to take on new platform responsibilities and learn new technologies. Quest Software delivers solutions to increase IT efficiency and productivity across multiple database platforms so that organizations do not need to increase workforce or training costs.

Products

We market products grouped along four main categories: 1) Application Management, 2) Database Management, 3) Windows Management and 4) Virtualization Management. Major products in these categories are described as follows.

Application Management

Our Application Management products automate the tasks performed by the IT organization to manage the complexity of the application lifecycle. Our flagship product for Application Management is Foglight, while Spotlight, PerformaSure and JProbe products, the latter two focused on JAVA applications, comprise the remainder of our offerings. In the last few years we undertook a significant effort to update Foglight. Foglight Version 5.0 was released in mid-2007 and updated during 2008. The goal was to evolve an architecture which was bred in the era of broad application level monitoring to a dynamic solution designed to help customers manage their Business Services requirements complete with service dependency mapping, customizable policies and process workflows. Business Services Management (BSM) involves integrating disparate IT technology components into a service representation that is the sum of the whole, usually represented through Service Level Agreements (SLA), Service Level Objectives (SLO) and/or dashboards with the ultimate goal of representing the Business Impact of IT. Our products can be targeted at both pre-production and production environments and as such, we combine these products into suites which pair business-centric views of applications with deep domain expertise to both measure and improve the performance of packaged and custom applications.

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

Quest Authentication Services.    Quest Authentication Services, allows Unix and Linux to take advantage of the access, authentication and authorization within Active Directory. This product functionally extends Active Directory’s security, compliance and authentication capabilities into the extended enterprise.

Desktop Authority.    ScriptLogic Desktop Authority centralizes control over the desktop combining into one comprehensive solution the functionality to integrate configuration, inventory, reporting, patch management, anti-spyware, device lockdown, power management and remote management into a single solution.

Virtualization Management

Our Virtualization Management products are divided between server-side and desktop management solutions and help companies safeguard and optimize their virtualized environments. Our products support essential IT strategies including business continuity, high availability, disaster recovery and desktop and application lifecycle management. Our Virtualization Management products include:

Vizioncore vFoglight (formerly vCharter).    vFoglight is a monitoring tool for the VMware ESX Server that provides real-time and historical monitoring and performance for virtual environments. In addition to performance monitoring, vFoglight provides a chargeback solution for the VMware ESX Server environment to apportion those costs to virtual machines based on utilization.

Vizioncore vRanger Pro.    vRanger Pro is a backup and restore solution for virtualized environments. Administrators can schedule regular image-level backups of virtual or physical machines—while the machine is still running. Images can be stored either locally in the SAN or sent as compressed files over a WAN to remote locations to support disaster recovery strategies.

vWorkspace.    vWorkspace is a virtual desktop management platform which simultaneously supports and fully integrates and automates application delivery, desktop deployment, and management from Microsoft Hyper-V, VMware ESX, Virtual Iron and Parallels Virtuozzo Containers.

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

Consulting and Training Services

Our consulting and training services include pre- and post-sales consulting, as well as education and training. Our consulting services include a wide range of offerings such as assistance with optimization, migration, simplifying an infrastructure or increasing its responsiveness, and installation and systems integration for the rapid deployment of Quest products. We offer our consulting and training services with the initial deployment of our products as well as on an ongoing basis to address the continuing needs of our customers. Our consulting and training services staff is located throughout the Americas, Europe and APAC, enabling us to perform installations and respond to customer demands rapidly across our global customer base.

We also have relationships with resellers, professional service organizations and system integrators including Accenture, Avanade, Cap Gemini and others, which include participation in the deployment of our products to customers. These relationships help promote Quest products and provide additional technical expertise to enable us to provide the full range of consulting and training services our customers require to deploy our products.

We offer product education courses to train our business partners and customers on the implementation and use of our products. Product training is provided at our headquarters, on-line and at customer sites as well as other regional and international locations.

Sales, Marketing and Distribution

We market and sell our products and services worldwide primarily through our direct sales organization, our telesales organization and, increasingly, via indirect sales channels with a group of value added resellers (VAR’s) and distributors. Given the nature of our sales model and product price points, we generally transact significant sales volume at the end of a quarter with the largest amount of the yearly volume occurring during the fourth quarter. However, our government business typically operates within a timeline concurrent with the government budget whereby we see the most significant impact during the third quarter. At December 31, 2008, we had approximately 1,450 full-time sales and marketing employees, of whom approximately 830 were full-time, sales representatives. We have approximately 315 pre-sales systems engineers who work with our field sales teams to provide technical assistance and demonstrations to sales prospects. We have continued to invest in this area and have supplemented our direct sales organization with an indirect sales channel that includes companies such as Dell and IBM in addition to resellers focused on governmental business. This activity requires broad based programs to recruit, manage and expand our support operations to grow these relationships. We also employ local resellers in certain international territories not covered by our local sales offices.

We have sales offices in many major cities of the United States, Europe, Asia and Australia to facilitate close contact between current and potential customers and our field sales organization. Sales originated outside of the United States are generally denominated in the foreign currency of the country of origin. As such, we have exposure to fluctuations in foreign exchange rates, which for the year ending December 31, 2008 accounted for approximately $2.1 million incremental impact to our total revenues. Our European operation continues to be one of our fastest growing geographic regions.

Our marketing efforts are designed to create awareness, generate leads, and assist the worldwide sales organization with converting leads into closed sales. Marketing initiatives and programs focus on how Quest products address critical issues facing today’s IT buyers. We use a full complement of marketing vehicles including industry trade shows and conferences, user groups and discussion forums, educational white papers and technical briefs, electronic and print advertising, webcasts, electronic direct marketing and online advertising. Strategic and channel partners often assist us with the development, funding and execution of our marketing programs. Targeted campaigns and sales programs are developed based on objective, audience and product mix and are executed in our regions around the world to maximize revenue opportunities as quickly as possible.

For information regarding our segment revenue and revenue by geographic area, please refer to Note 14 of our Notes to Consolidated Financial Statements.

Research and Development

We believe that strong research and product development capabilities are essential to enhancing our core technologies and developing additional products. Quest products typically exhibit innovative capabilities, strong product engineering and rich user interfaces. Our commitment to ongoing product development is reflected in our investments in research and development, which were $153.5 million, $122.6 million and $110.6 million for the years ended December 31, 2008, 2007 and 2006, respectively (before consideration of purchased in-process research and development). We have actively recruited key software engineers and developers with expertise in the areas of Oracle technologies, Java, Microsoft infrastructure technologies, ERP, Virtualization and CRM systems. We have also built-up these competencies through acquisitions. In addition to the U.S., we have significant product development operations in Canada, Australia, Russia, Israel and China.

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

We also compete with other vendors of database, application and windows management tools. Public and private companies with whom we compete include:

•	Oracle, BMC Software and CA in the database management product area;

•	IBM/Tivoli, Hewlett Packard/Mercury, CA and BMC Software in the application management product area;

•	Symantec and NetIQ in the Windows management product area; and

•	VMware in the Virtualization management product area.

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

Seasonality

We have experienced seasonality in our orders and revenues. We typically achieve the highest levels of orders and revenues for the year in the fourth quarter, which levels are usually higher than we achieve in the first quarter of the following year. During the 2008 fourth quarter we experienced this seasonal effect, however, the magnitude was muted compared to previous years as a result of the overall poor macro-economic environment. We believe that, in general, historical seasonality results primarily from the budgeting cycles of our customers being typically higher in the third and fourth quarters and, to a lesser extent, from the structure of our sales commission program. In addition, the tendency of some of our customers to wait until the end of a fiscal quarter to finalize orders has resulted in higher order volumes towards the end of the quarter. These factors, combined with the relatively fixed nature of our expenses, leads to seasonality of net income. We expect this seasonality to continue in the future.

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

Employees

As of December 31, 2008, we employed 3,477 full-time employees, including 1,441 in sales and marketing, 94 in consulting and training services, 1,244 in research and development, 281 in customer service and support and 417 in general and administrative, including information services personnel. We believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support, research and development and general and administrative personnel. Like other software companies, we face intense competition for such personnel, and we have at times experienced and continue to experience difficulty in recruiting and retaining qualified personnel. None of our employees are represented by a labor union; we have never experienced any work stoppages and we believe that our relationships with our employees are good.

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

Current economic conditions may harm our business and results of operations

During 2008, the U.S. and global economies slowed dramatically as a result of a variety of serious problems, including turmoil in the credit and financial markets, concerns regarding the stability and viability of major financial institutions, the state of the housing markets and volatility in fuel prices and worldwide stock markets. Given the significance and widespread nature of these nearly unprecedented circumstances, the U.S. and global economies could remain significantly challenged in a recessionary state for an indeterminate period of time. These economic conditions, which are beyond our control, could cause many of our existing and potential customers to delay or reduce purchases of our products or services for some time, which in turn would harm our business by adversely affecting our revenues, results of operations, cash flows and financial condition. We cannot predict the duration of these economic conditions or the impact they will have on our customers or business.

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

During the past four years, a large portion of our revenue growth has been attributable to the growth of our Microsoft Systems Management products and services, and we have relied upon sustained revenue and cash flow generation from our database management products to fund sales, marketing and research and development initiatives associated with our other product areas. We cannot provide any assurance that the revenues we derive from these product areas will continue to grow. In addition, over the last few years we have committed significant resources to development of new and enhanced application management products and have expanded our sales and services organizations to address anticipated business opportunities presented by our expanding application management product and services lines. We cannot provide any assurance that this strategy will be successful or that the release of our enhanced application management products or other new products or services will increase our revenue growth rate.

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

•	the extent to which our customers renew their maintenance contracts with us;

•	exposure to general economic conditions and reductions in corporate or public sector IT spending (See “Current economic conditions may harm our business and results of operations”);

•	changes in our level of operating expenses and our ability to control costs;

•	our ability to attain market acceptance of new products and services and enhancements to our existing products;

•	our ability to introduce new products or enhancements to existing products and services in a timely manner;

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

In periods of worsening economic conditions, our exposure to credit risk and payment delinquencies on our accounts receivable significantly increases.

A substantial majority of our outstanding accounts receivables are not secured. In addition, our standard terms and conditions permit payment within a specified number of days following the receipt of our product. While we have procedures to monitor and limit exposure to credit risk on our receivables, there can be no assurance such procedures will effectively limit our credit risk and avoid losses. As economic conditions deteriorate, certain of our customers have faced and may face liquidity concerns and have delayed and may delay or may be unable to satisfy their payment obligations, which would have a material adverse effect on our financial condition and operating results.

Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.

Our cash and cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. We maintain the cash and cash equivalents with reputable major financial institutions.

Deposits with these banks exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits or similar limits in foreign jurisdictions. While we monitor daily the cash balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial or credit markets. To date we have experienced no loss or lack of access to our invested cash or cash equivalents (other than our auction rate securities); however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial and credit markets.

Variations in the size and timing of our customer orders and differing nature of our products and services could expose us to revenue fluctuations and higher operating costs

Our license revenues in any quarter are substantially dependent on orders booked and delivered in that quarter. Our revenues in a given quarter could be adversely affected if we are unable to complete one or more large license transactions or if the contract terms were to prevent us from recognizing revenue during that quarter. The sales cycles for certain of our software products can last from three to nine months, or longer and often require pre-purchase evaluation periods and customer education, which can affect timing of orders. Further, we have often booked a large amount of our sales in the last month, weeks or days of each quarter and delays in the closing of sales near the end of a quarter could cause quarterly revenue to fall short of anticipated levels. Finally, while a portion of our revenues each quarter is recognized from previously deferred revenue, our quarterly performance will depend primarily upon current order volumes to generate revenues for that quarter. These factors may cause significant periodic variation in our license revenues. In addition, we incur or commit to operating expenses based on anticipated revenue levels, and generally do not know whether revenues in any quarter will meet expectations until the end of that quarter.

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

We have civil litigation pending that relates to our historical stock option granting practices, and we cannot predict the ultimate outcome of this litigation.

In October 2006, a purported shareholder class action was filed in the United States District Court for the Central District of California against Quest Software and certain of its current or former officers and directors (the “Options Class Action”) alleging that the Company improperly backdated stock options, resulting in false or misleading disclosures concerning, among other things, Quest Software’s financial condition and that the individual defendants sold Quest Software stock while in possession of material nonpublic information. See Note 13 of our Notes to Consolidated Financial Statements for additional information regarding the Options Class Action. This Options Class Action may be time consuming and expensive, and cause distraction from the operation of our business. The adverse resolution of this Options Class Action could have a material adverse effect on our business, financial condition and results of operations and we could be required to pay significant legal fees and damages in connection with this Options Class Action.

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

Many of our products are vulnerable to direct competition from Oracle and other platform vendors

We compete with Oracle in the market for database management solutions and the competitive pressure continues to increase. We expect that Oracle’s commitment to and presence in the database management product market will increase in the future and therefore substantially increase competitive pressures. We believe that Oracle will continue to incorporate database management technology into its server software offerings and expand their development products possibly at no additional cost to its users. Competition from Oracle with certain of our Database Management products including SharePlex, Quest Central for Oracle and TOAD, our market leading Database Development product for Oracle databases, has increased over the last few years.

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

Our operating results may be negatively impacted by fluctuations in foreign currency exchange rates

Our international operations are generally conducted through our international subsidiaries, with the associated revenues and related expenses, and balance sheets, denominated in the currency of the country in which the international subsidiaries operate. As a result, our operating results may be harmed by fluctuations in exchange rates between the U.S. Dollar and other foreign currencies. The foreign currencies to which we currently have the most significant exposure are the Canadian Dollar, the British Pound, the Euro, the Australian Dollar and the Russian Ruble. To date, we have not used derivative financial instruments to hedge our exposure to fluctuations in foreign currency exchange rates.

Our international operations and our planned expansion of our international operations expose us to certain risks

We maintain research and development operations primarily in Canada, Australia, Russia and Israel, and continue to expand our international sales activities, with particular focus in Asia Pacific, as part of our business strategy. As a percentage of total revenues, revenues outside of the Americas were 38%, 36% and 35% for the years ended December 31, 2008, 2007 and 2006, respectively. As a result, we face increasing risks from our international operations, including, among others:

•	difficulties in staffing, managing and operating our foreign operations;

•	difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations;

•

difficulties in adapting our existing foreign operations, particularly in Asia, to the control structure and requirements of a US public entity given the historical environment and cultural approach to conducting business in Asian countries;

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

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings

Under generally accepted accounting principles, we review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, future cash flows, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, resulting in an impact on our results of operations.

Accounting for equity investments in companies may affect our operating results

We have made equity investments in other software companies and a private equity fund. We regularly consider opportunities to make equity investments in other companies focused on software development or marketing activities, and expect from time to time to complete additional investments. These investments are risky because the market for the products and technologies being developed by these companies are typically in the early stages and may never materialize. Estimating the fair value of our equity investments is inherently subjective and may contribute to volatility in our reported results of operations. We have recognized accounting charges due to the impairment of the value of our investments in the past and may need to do so again in the future if we cannot substantiate the fair value of our strategic equity investments. If we are required to consolidate the operating results of these companies, use the equity method of accounting, or write down the value of our cost method investments, our operating results may be adversely affected.

Our investment portfolio may become impaired by deterioration of the capital markets

We invest our cash balances in high-quality issuers and, limit the amount of credit exposure to any one issuer other than the United States government and its agencies. Our cash equivalent and investment portfolio as of December 31, 2008 consists of money market funds, auction rate municipal securities (auctions for which have not occurred since February 2008) and term deposits. Our municipal auction rate securities are investment grade quality and are in compliance with our investment policy as of the end of 2008. Our investments are subject to general credit, liquidity and market and interest rate risks. As a result, we may experience reductions in value or loss of liquidity of our investments. In addition, should any investment cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio could have a material adverse effect on our business, results of operations, liquidity, and financial condition. See Note 2 of our Notes to Consolidated Financial Statements for additional information about our cash equivalents and investment portfolio.

Changes in, or interpretations of, tax rules and regulations may adversely affect our effective tax rates

We are a U.S. based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in, or interpretation of, tax rules and regulations in the jurisdictions in which we do business, by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, by lapses of the availability of the U.S. research and development tax credit, or by changes in the valuation of our deferred tax assets and liabilities.

In addition, we are subject to the continual examination of our income tax returns by the IRS and other domestic and foreign tax authorities. These examinations are expected to focus on our intercompany transfer pricing practices as well as other matters. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from the current examination. We believe such estimates to be reasonable; however, there can be no assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.

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

Maintenance revenue could decline

Our services revenues arising from maintenance services have increased in each of the last three years as a result of a growing base of installed products. Declines in our license bookings, increased discounting in maintenance renewal bookings and/or a reduction in the historical rate of our customers’ renewal of maintenance contracts would lead to declines in our maintenance revenue growth rates. As maintenance revenue makes up a substantial portion of our total revenue, any decline in our maintenance revenue could have an adverse impact on our business and financial results and position could be materially adversely affected.

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

We historically have used stock options as a significant component of our employee compensation program to align employees’ interests with the interests of our shareholders, encourage employee retention and provide competitive compensation packages. We have recently started using restricted stock units (RSU’s) to compensate and retain key employees and to align the interests of our employees and shareholders. For example, in 2008 we designed an employee reward program for key employees which provides us with the ability to make awards under the program in the form of RSU’s. If we are unable to hire or retain qualified personnel, or if newly hired personnel fail to develop the necessary skills or fail to reach expected levels of productivity, our ability to develop and market our products will be weakened.

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

Location	Area Leased (sq. ft.)	Lease Expiration
Dublin, Ohio	51,307	August 2013
St. Petersburg, Russia	46,985	May 2010
Toronto, Canada	33,768	December 2014
Maidenhead, United Kingdom	29,090	October 2010
Ottawa, Canada	27,263	May 2013
Halifax, Canada	26,640	August 2013
Boca Raton, FL	25,380	January 2010
Melbourne, Australia	21,480	March 2010
Cologne, Germany	21,087	July 2010

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

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

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

	High	Low
2007:
First Quarter	$17.08	$13.98
Second Quarter	17.72	15.87
Third Quarter	17.25	13.58
Fourth Quarter	18.87	15.52
2008:
First Quarter	18.37	12.14
Second Quarter	17.12	12.50
Third Quarter	15.57	12.36
Fourth Quarter	14.00	10.31

Holders

On February 17, 2009, the closing sale price of our common stock on The Nasdaq Global Select Market was $12.19 per share. As of February 17, 2009, there were 129 holders of record of our common stock (not including beneficial holders of shares held in “street name”).

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

Issuer Purchases of Equity Shares

The table below summarizes information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended December 31, 2008.

Period	Total Number of Shares of Common Stock Purchased (1)	Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs
Oct. 1, 2008 through Oct. 31, 2008	N/A	N/A	N/A	N/A
Nov. 1, 2008 through Nov. 30, 2008	N/A	N/A	N/A	N/A
Dec. 1, 2008 through Dec. 31, 2008	11,440,000	$12.50	11,440,000	$—

Total	11,440,000	$12.50	11,440,000	$—

(1)	In October 2008, our board of directors authorized a modified “Dutch auction” tender offer to repurchase between $135 million and $400 million of our common stock. On November 7, 2008 we commenced a “Dutch auction” tender offer to repurchase up to 9,656,000 shares of our common stock. The Tender Offer expired on December 9, 2008 and on December 16, 2008 we accepted for purchase an aggregate of 11,440,000 shares of common stock, including an additional 1,784,000 shares that were purchased pursuant to the terms of the Tender Offer.
(2)	The price paid per share of common stock does not include the related transaction costs.

Performance Graph

The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for Quest Software, the NASDAQ Composite Index (the “NASDAQ Index”), and the S&P Systems Software Index (the “Industry Index”). The graph assumes $100 was invested in each of the Common Stock of Quest Software, the NASDAQ Index and the Industry Index on December 31, 2003. Note that historic stock price performance is not necessarily indicative of future stock price performance.

*	$100 invested on 12/31/03 in stock & index-including reinvestment of dividends. Fiscal year ending December 31.

Item 6.    Selected Financial Data

	Year ended December 31,
	2008(1)	2007(2)	2006(3)	2005(4)	2004(5)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Revenues:
Licenses	$334,083	$308,652	$290,247	$256,131	$224,647
Services	401,294	322,329	271,342	215,873	165,147

Total revenues	735,377	630,981	561,589	472,004	389,794
Cost of revenues:
Licenses	8,586	6,111	5,570	5,005	3,962
Services	62,060	55,173	49,773	38,381	30,530
Amortization of purchased technology	20,231	14,459	15,932	11,476	8,902

Total cost of revenues	90,877	75,743	71,275	54,862	43,394

Gross profit	644,500	555,238	490,314	417,142	346,400
Operating expenses:
Sales and marketing	312,493	275,037	247,500	203,851	172,138
Research and development	153,464	122,592	110,612	89,078	83,622
General and administrative	84,954	81,758	65,821	48,435	41,142
Amortization of other purchased intangible assets	11,302	7,345	6,758	7,179	5,212
In-process research and development	955	220	960	7,840	6,980
Litigation loss provision	—	—	—	—	16,000

Total operating expenses	563,168	486,952	431,651	356,383	325,094
Gain on sale of Vista Plus product suite	—	—	—	—	29,574
Gain on sale of corporate aircraft	—	—	3,987	—	—

Income from operations	81,332	68,286	62,650	60,759	50,880
Other income (expense), net	1,030	22,422	13,005	(1,046)	9,272

Income before income tax provision	82,362	90,708	75,655	59,713	60,152
Income tax provision	14,319	27,589	16,670	27,257	7,901

Net income	$68,043	$63,119	$58,985	$32,456	$52,251

Basic net income per share	$0.65	$0.62	$0.58	$0.33	$0.55

Diluted net income per share	$0.64	$0.60	$0.57	$0.32	$0.53

Weighted average shares outstanding:
Basic	104,192	101,819	101,380	97,621	94,622
Diluted	106,261	105,284	104,103	101,030	97,841
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term and long-term investments (6)	$260,362	$365,715	$390,160	$242,961	$297,579
Total assets	1,345,659	1,319,130	1,161,537	989,947	870,454
Current and long-term portion of deferred revenue	338,712	285,660	235,559	174,803	126,799
Short-term obligations	88,804	96,302	104,936	89,982	105,469
Long-term obligations (7)	44,391	39,842	2,129	1,730	1,769
Total shareholders’ equity	873,752	897,326	818,913	723,432	636,417

(1)	In 2008, we completed five acquisitions for total purchase consideration of $144.3 million (see Note 4 of our Notes to Consolidated Financial Statements).

(2)	In 2007, we completed nine acquisitions for total purchase consideration of $157.1 million (see Note 4 of our Notes to Consolidated Financial Statements).
(3)	In 2006, we completed two acquisitions for total purchase consideration of $17.6 million (see Note 4 of our Notes to Consolidated Financial Statements).
(4)	In 2005, we completed five acquisitions for total purchase consideration of $159.4 million.
(5)	In 2004, we completed three acquisitions for total purchase consideration of $121.3 million.
(6)	As of December 31, 2008, includes $2.4 million of restricted cash designated for the satisfying of certain indemnification obligations related to escrow agreements with acquired companies where Quest is the holder of the escrow money. As of December 31, 2007 includes $48.9 million of restricted cash designated for the acquisition of PassGo Technologies Limited which closed on January 2, 2008.
(7)	Includes $40.8 million and $37.1 million as of December 31, 2008 and 2007, respectively, in long-term taxes payable recorded in compliance with provisions set forth in Financial Accounting Standards Board (“FASB”) Financial Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, which we adopted on January 1, 2007.

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

Our initial core competency as a database management company was built upon deep expertise within the Oracle database platform where we assembled a portfolio of products to manage and speed the development on the platform. As customers required heterogeneous database management tools, we broadened our product portfolio to deliver complementary solutions and expanded our offerings to address other database platforms, including DB2 and SQL Server. Today, most of our database management revenue is derived from products focused on the Oracle platform. In the last several years however, Oracle has increased the functionality of their database products creating a stronger competitive offering which has impaired our license growth for certain products. This has negatively impacted our database management license growth. Our database development product group led by TOAD continues to be the most significant revenue contributor of our Oracle database products. As we were impacted from Oracle’s encroachment within the management market we sought to diversify our portfolio and fostered development on Microsoft’s SQL Server database platform. Today, our SQL Server management products support backup and recovery, capacity management and performance management for one of Microsoft’s strategic platforms. Application deployments typically front large databases, thus the database logically interacts with other elements of the application infrastructure. This logical linkage and reliance on the database led Quest into its next product focal point known as Application Management.

From our acquisition of Foglight Software in January 2000 and then Sitraka in October 2002, to our current offerings for application management, we have made significant investments and evolved the development of products for this market. Foglight remains our flagship product and largest revenue component of our application management offerings. As our customers face the need to manage more complex applications with service oriented architectures, our products for identifying application outages and performance have become important tools. While 2006 was an investment year for our application management products, we released Foglight Version 5.0 in mid-year 2007. In 2008, we expanded the functionality provided by Foglight to enable customers the ability to isolate and manage applications within a virtual environment using the same framework that they are accustomed to within the physical infrastructure.

After establishing a market presence in both the database and application management markets, we sought to broaden our portfolio further into the Windows management tools market in early 2000 with our acquisition of Fastlane Technologies. In 2004, we acquired Aelita Software. Our acquisition of Aelita, combined with internally developed products, solidified our position as one of Microsoft’s leading ISV’s. In August of 2007 we acquired ScriptLogic, extending our product footprint to address desktop management, a new market for us. Further, in September 2008 we acquired NetPro Computing, Inc. (“NetPro”), expanding our Active Directory product portfolio. We market and support management tools for five key Microsoft platforms—Windows Server, Active Directory, Exchange, SQL Server and the Microsoft desktop. Our products address both migration and management of the Windows platform. Our migration business comprises a set of products which support migration from other competitive platforms to the comparable Microsoft platform, as well as migrations from earlier to the most current version of Microsoft platforms. In addition, we offer products which complement the core platform tools which are natively used by customers to manage these platforms once they are in a production environment.

As our Windows products emerged and continued to grow in market popularity, the composition of our overall revenue profile changed from being primarily derived from the Oracle database platform tools to a more balanced profile with our Windows products. During 2008 our Windows products represented the predominant portion of our growth.

As the market for virtualization began to develop we made an investment in Vizioncore during 2005 which served as the cornerstone for our next strategic product line expansion. During 2007 we further built-out this product portfolio with subsequent acquisitions of Invirtus and Provision Networks. In December 2007 we acquired the remaining minority interest in Vizioncore. As customers increase the use of today’s Virtualization platforms the market is moving past the early-adopter phase into mainstream production usage in support of server consolidation, disaster recovery and other usage scenarios across the datacenter. The taxonomy of the Virtualization Management market is following the development of paths taken previously where platform companies create the delivery mechanism and partner with other third-party vendors such as Quest to support their platform. Today, the platform market leader is VMware, but with Microsoft and Citrix/ Xensource entering the market, it is expected that “cross-platform” tools will emerge to support the requirements of the datacenter such as provisioning, monitoring, reporting, disaster recovery and the typical functions found in today’s physical environment. We believe that the depth and breadth of our management capability across the entire IT stack uniquely positions Quest to become a preferred provider of these tools.

Strategic acquisitions and investments have been a key part of our corporate strategy. During 2008 we spent approximately $144.0 million on five acquisitions and invested $3.2 million in two early stage private companies. This strategic deployment of capital covered many of our existing market segments including Application Management, Windows Management and Virtualization Management.

Our acquisitions of Vizioncore, ScriptLogic, PassGo and NetPro contributed to our revenue growth in 2008. We intend to continue to identify and acquire companies in adjacent or contiguous markets, as we have done in the past. We have also used acquisitions and investments to build upon or extend our core competencies with incremental technology to increase our existing product functionality or complete a key portion of a deliverable on the product roadmap.

We derive revenues from three primary sources: (1) software licenses, (2) post-contract technical support services (“maintenance”) and (3) consulting and training services. Our software licensing model is primarily based on perpetual license fees, and our license fees are typically calculated either on a per-server basis or a per-seat basis.

Maintenance contracts entitle a customer to telephone or internet support and unspecified maintenance releases, updates and enhancements. First-year maintenance contracts are typically sold with the related perpetual software license and renewed on an annual basis thereafter at the customer’s option. Annual maintenance renewal fees are priced as a percentage of the net initial customer purchase price (which includes both the fee for a perpetual license and first year maintenance). Revenue is allocated to first year maintenance based on vendor-specific objective evidence (“VSOE”) of fair value and amortized over the term of the maintenance contract, typically 12 months, although at times we sell maintenance with terms of greater than 12 months.

Services revenues continue to contribute a larger percentage of our total revenues as our installed base of customers grows, through acquisitions and their related maintenance contracts, and through multi-year pre-paid support programs. As our maintenance customer base grows, the maintenance renewal rate has a larger influence on the maintenance revenue growth rate and the amount of new software license revenues has a diminishing effect. Therefore, the growth rate of total revenues does not necessarily correlate directly to the growth rate of new software license revenues in a given period. The primary determinant of changes in our maintenance revenue profile is the rate at which our customers renew their annual maintenance and support agreements. If our maintenance renewal rates were to decline materially, our maintenance revenues, total revenues and cash flows would likely decline materially as well. Although we do not currently expect our maintenance renewal rates to deteriorate, there can be no assurance they will not.

We also provide consulting and training services which relate to the installation and configuration of our products but do not include significant customization to or development of the underlying software code. Revenue allocated to consulting and training services is analyzed based on VSOE of fair value and recognized as the services are performed. Such revenues represented 10.2%, 11.4% and 13.5% of total services revenues for the twelve months ended December 31, 2008, 2007 and 2006, respectively.

Our primary expenses are our personnel costs, which include compensation, benefits and payroll related taxes, which are a function of our world-wide headcount. We estimate that these personnel related costs represented approximately 67% of total expenses in 2008. Our headcount grew by approximately 130 over the course of 2008 primarily as a result of acquisitions. Total share-based compensation expense and related payroll taxes increased from $17.5 million in 2007 to $18.2 million in 2008, representing a 4.1% year-over-year increase, due primarily to the fact that no option awards were granted from September 2006 through December 2007 due to the restatement of our historical financial results. Our option granting activity resumed in the first quarter of 2008.

We invest a significant portion of our cash flows into research and development to design, develop and enhance a wide variety of products and technologies to drive future license revenues and the anticipated related maintenance renewals. We have also used cash for acquisitions as a strategy to obtain incremental products and technology that will be attractive to our customers and to move into additional markets to enhance our growth. While we are primarily a direct-sales driven organization that expends significant selling costs to secure new customer license sales and the follow-on maintenance revenue stream, the additions of ScriptLogic and Vizioncore enhances our ability to sell our products through distributors and resellers.

Our foreign currency gains or losses are predominantly attributable to translation gains or losses on the re-measurement of our net balances of monetary assets and liabilities in our foreign subsidiaries, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar. The foreign currency translation adjustments to these balance sheet items are calculated by comparing the currency spot rates at the end of a quarter to the spot rates at the end of the previous quarter. On this basis, we recorded, within other income, net, a net loss of $7.5 million in 2008 and a net gain of $4.4 million in 2007.

Our 2008 Results

As discussed in more detail throughout our MD&A, for the year ended December 31, 2008 compared to the year ended December 31, 2007, we delivered the following financial performance:

•	Total revenues increased by $104.4 million, or 16.5% to $735.4 million;

•	Total expenses increased by $91.4 million, or 16.2% to $654.0 million;

•	Income from operations increased by $13.0 million, or 19.1% to $81.3 million;

•	Diluted earnings per share increased by 6.8% to $0.64.

The increase in our total revenues was primarily driven by increased sales of our Windows Management products and related services primarily in the Americas and our EMEA region. Fiscal 2008 total revenues were also impacted by the weakening U.S. Dollar relative to certain non-US Dollar currencies, primarily the Euro, contributing approximately 2% of the increase in total revenues.

The increase in total expenses was primarily due to increased personnel costs, which include compensation, benefits and payroll related taxes, which are a function of our worldwide headcount. We estimate that these personnel related costs represented approximately 67% of total expenses in the twelve months ended December 31, 2008 and 2007. Our full-time employee headcount at the end of fiscal 2008 was 3,477 compared to 3,346 at the end of fiscal 2007. Our full-time employee headcount in locations outside of the United States was approximately 1,650 at the end of both fiscal 2008 and 2007. During the year ended December 31, 2008, we terminated approximately 200 employees under our cost management initiatives and added approximately 200 employees from acquisitions. Fiscal 2008 total expenses were also impacted by the weakening U.S. Dollar in the year ended December 31, 2008 relative to 2007 for several currencies including the Euro, Canadian Dollar, Russian Ruble and Australian Dollar. Since certain of our international expenses are denominated in these non-US Dollar currencies, this contributed approximately 8% of the increase in total expenses.

The increase in income from operations is primarily due to higher revenues and to our cost management initiatives undertaken in fiscal 2008. We implemented various cost management initiatives in fiscal 2008 with the goal of improving our annual operating margins. These initiatives included workforce reductions across all functions and geographies in the second and fourth quarters of 2008, and the affected employees were provided cash separation packages. The cost savings associated with this process began to be realized in the third and fourth quarters of 2008. The severance cost recorded and paid in the year ended December 31, 2008 associated with these terminations was approximately $3.1 million.

In September 2008, we acquired NetPro for purchase consideration of approximately $79.0 million. In January 2008, we acquired PassGo Technologies Limited (“PassGo”), a privately held, UK-based leader in access and identity management solutions, for purchase consideration of approximately $52.2 million. With our acquisition of PassGo, Quest is better able to help businesses further leverage Active Directory to manage user groups and passwords in environments that include Unix and other systems in addition to Windows. We also completed three other acquisitions during fiscal 2008. See Note 4 of our Notes to Consolidated Financial Statements for additional details about our acquisitions.

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

Revenue Recognition

Our revenue recognition policy is one of our critical accounting policies because revenue is a key component of our results of operations and is based on complex rules that require us to make significant judgments and estimates. In applying our revenue recognition policy we must determine which portions of our revenue are recognized currently (generally perpetual software licenses) and which portions must be deferred (generally maintenance, consulting and training services). In addition, we analyze various factors including our pricing policies, the credit-worthiness of our customers, accounts receivable aging data and contractual terms and conditions in helping us make judgments about revenue recognition. Changes in judgments with respect to any of these factors could materially impact the timing and amount of revenue and costs recognized.

We recognize revenue pursuant to the requirements of Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), issued by the American Institute of Certified Public Accountants (“AICPA”), as amended by SOP 98-9, Modification of SOP 97-2, “Software Revenue Recognition, With Respect to Certain Transactions” and the related Technical Practice Aids of the AICPA. In accordance with SOP 97-2, we cannot recognize any revenue before all of the following criteria are met: (1) there is persuasive evidence of an arrangement; (2) we deliver the products; (3) fees are fixed or determinable and license agreement terms are free of contingencies or uncertainties that may alter the agreement such that it may not be complete and final; and (4) collection is probable.

We initially capture value for our products by selling a perpetual software license to end customers. The fee for the first year of maintenance is included in, or bundled with, the perpetual software license at the time of initial sale. As such, the combination at initial sale of a perpetual software license and one year of maintenance represents a “multiple-element” arrangement for revenue recognition purposes.

When all four of our revenue recognition criteria are met, the multiple-element aspect of our arrangements means the only revenue recognized upfront, at the time of initial sale, is the residual revenue allocated to the perpetual software license. The revenue associated with the fair value of the undelivered maintenance and/or consulting and training services included in the initial sale is deferred and is subsequently recorded to revenue ratably over the support term and as such services are performed, respectively. The fair value of the undelivered elements is determined based on VSOE of fair value.

Revenue for our standalone sales of annual maintenance renewals in years two, three and beyond is recognized ratably over the support term. Sales of maintenance for multiple annual periods are treated similarly.

Revenue from our consulting and training services is generally recognized as the services are performed in accordance with the underlying service contracts.

Our maintenance VSOE of fair value is determined by reference to the prices our end customers pay for this support when it is sold separately; that is, when we enter into an arms length, annual renewal transaction with end customers where the only offering sold is maintenance. These standalone maintenance renewal transactions are typically one year in duration and are priced as a targeted percentage of the initial, discounted purchase price which includes both the upfront license fee and the first year of maintenance. We bill maintenance renewal transactions in advance of the services provided. We also offer end customers the right to purchase maintenance for multiple annual periods at discounted prices beyond the first year as they will be paying cash upfront, well in advance of the multi-year services performed.

Our consulting and training services VSOE of fair value is determined by reference to our established pricing and discounting practices for these services when sold separately. Our consulting and training services are typically sold as time-and-materials based contracts that range from five to fifteen days in duration. We sell consulting and training services both standalone and as part of multiple-element arrangements.

Our VSOE of fair value is impacted by estimates and judgments that, if significantly different, could materially impact the timing and amount of revenue recognized in current and future periods. These estimates and judgments include, among other items:

•	the ability to identify and validate VSOE of fair value for undelivered elements via the use of sampling techniques;

•	the impact on sampling results of customer negotiating pressure on renewal rates;

•	the impact on sampling results of maintenance renewals on deals originally sold via indirect channels;

•	the fair value of that undelivered element for sampled transactions; and

•	the economic impact of combining multiple renewal rate negotiations relative to varying products with varying purchase dates, into a single, new coterminous maintenance.

Historically, we have been able to establish VSOE of fair value for maintenance, consulting and training services but we may modify our pricing and discounting practices in the future. This could result in changes to our VSOE of fair value for these undelivered elements. If this were to occur, our future revenue recognition for multiple-element arrangements would differ significantly from our historical results. If we were unable to support at all through VSOE the fair value of our maintenance, consulting or training services, the entire amount of revenue from our initial, upfront sale of both a perpetual software license bundled with one year of maintenance and any consulting and training services would be deferred and recognized ratably over the life of the contract.

If we cannot objectively determine the fair value of any undelivered element (hardware, software, specific upgrade rights, etc.) in a bundled software and services arrangement, we defer revenue until all elements are delivered and services are performed, or until fair value can be objectively determined for any remaining undelivered elements.

In addition to perpetual software licenses, we sell a small amount of time-based software licenses (or term licenses) each year wherein customers pay a single fee for the right to use the software and receive maintenance for a defined period of time. Approximately 2% of 2008 license revenue was generated by these time-based software licenses. All license and support revenues on these term licenses are deferred and recognized ratably over the license term.

We license our products primarily through our direct sales force, our telesales force and, increasingly, indirect channels including value added resellers and distributors. For our direct sales, we utilize written contracts as the means to establish the terms and conditions upon which our products and services are sold to our end customers. For our indirect sales transactions, we accept orders from our resellers and distributors when they have existing orders from an end customer. Indirect sales through resellers are a growing proportion of our transaction volume. These transactions are generally handled via processes and policies that are similar to an end customer sale. We utilize written contracts coupled with purchase orders as the means to establish the terms and conditions of these indirect sales transactions.

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

We assess whether fees are fixed or determinable at the time of sale and recognize revenue if all other requirements have been met. Our standard payment terms require payment within 30 days but may vary based on the country in which the agreement is executed. We generally deem payments that are due within 6 months to be fixed and determinable based on collections history and thereby satisfy the required revenue recognition criteria.

For additional information regarding our revenue recognition accounting policies see Note 1 of our Notes to Consolidated Financial Statements.

Asset Valuation

Asset valuation includes assessing the recorded value of certain assets, including accounts receivable, goodwill and other intangible assets. We use a variety of factors to assess valuation, depending upon the asset.

•

Accounts receivable — We maintain an allowance for sales returns and cancellations as well as an allowance for bad debt. Regarding our allowance for sales returns and cancellations, our standard form license and maintenance and/or service agreements do not typically or expressly provide for product returns or cancellations as a matter of right unless we have breached the product warranty and are unable to cure the breach. Our product warranties are typical industry warranties that a product will perform in accordance with established written specifications. However, we maintain the sales returns and cancellations allowance to cover the circumstances where the company accepts returns or cancellations on a discretionary basis even though not contractually obligated to do so. This allowance also covers estimated losses for our customer’s unwillingness to make required payments. The allowance for bad debt is for estimated losses resulting from our customer’s inability to make required payments related to enforceable contracts. To support both these allowances, we are required to make significant estimates of future software license returns, of cancellations for both maintenance and consulting and training services, and of write-offs of customer accounts as bad debts – all related to current period revenues. The amount of our reserves is based on these estimates, the contractual terms and conditions of our contracts, our accounts receivable aging and our historical collection experience with a customer base. If significant product performance issues were to arise resulting in our accepting sales returns, additional allowances may be required which would result in a reduction of revenue in the period such determination was made. While such return, cancellation and bad debt write-off amounts have historically been within our planned expectations and the allowances established, we cannot guarantee that our sales returns and allowances will be adequate to cover future performance issues of our customer base and allowances may be required which would result in additional general and administrative expense in the period such determination was made.

•

Goodwill — We test goodwill for impairment at the reporting unit level on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. We performed our annual impairment review in the fourth quarter of 2008 and determined that the carrying value of each reporting unit was less than the estimated fair value of the reporting units. In calculating the fair value of the reporting units (licenses and services), the Market Approach and Income Approach were the methodologies deemed the most reliable and were the primary methods used for our impairment analysis. We will continue to perform annual impairment reviews during the fourth quarter of each year or earlier if indicators of potential impairment exist. Future impairment reviews could result in significant charges against earnings to write down the value of goodwill.

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

The net carrying amount of amortizing intangible assets was considered recoverable at December 31, 2008. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, these intangible assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. We periodically review the carrying value of these assets to determine whether or not impairment to such value has occurred. In the event that in the future it is determined that the other intangible assets value has been impaired, an adjustment will be made in that corresponding period resulting in a charge against earnings for the write-down.

•

Investments in Non-Consolidated Companies — All of our investments in non-consolidated companies are currently accounted for under the cost method, as we do not have the ability to exercise significant influence over these companies’ operations. Significant influence is generally deemed to exist when we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, voting rights and the impact of commercial arrangements, are also typically considered in determining the appropriate accounting treatment. We periodically monitor our investments for impairment and will record reductions in carrying values if and when necessary. The evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure regulations as U.S. public companies and, as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. As part of this evaluation process, our review includes but is not limited to a review of each company’s cash position, recent financing activities, financing needs, earnings and revenue outlook, operational performance, management or ownership changes, and impacts from competitive pressures. If we determine that the carrying value of our investment in a company is at an amount above fair value, an adjustment will be made in that corresponding period resulting in a charge against earnings for the write-down. For example, in the fourth quarter of 2008 we identified two investments with a fair value less than carrying value resulting in a reduction of carrying value of $2.0 million. Such charge was recorded in other income, net in our consolidated income statement for the twelve months ended December 31, 2008 on the basis that the impairment is other-than-temporary.

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

We recognize liabilities for uncertain tax positions based on a two-step process. Both steps presume that the tax position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The first step is to evaluate the tax position for recognition by determining if, based on the weight of available evidence, it is more likely than not that the position will be sustained on examination. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement with a taxing authority. It is inherently difficult and subjective to estimate such amounts, as this may require us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a periodic basis. This evaluation is based on factors including, but not limited to, current year tax positions, expiration of statutes of limitations, litigation, legislative activity, or other changes in facts and circumstances. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in that period. The amounts ultimately paid upon resolution of such uncertain tax positions could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our consolidated results of operations. The tax liabilities for uncertain tax positions are recorded as a separate component in our long-term income taxes payable/receivable balance.

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

Determining Functional Currencies for the Purpose of Consolidation

In preparing our consolidated financial statements, we are required to re-measure the financial statements of the foreign subsidiaries from their local currency into United States dollars. This process results in foreign currency re-measurement gains and losses included in “other income, net” in the consolidated income statements.

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

Other income, net includes any gain or loss associated with the re-measurement of a subsidiary’s financial statements when the functional currency of a subsidiary is the United States dollar. However, if the functional currency is deemed to be the local currency, any gain or loss associated with the translation of these financial statements into the United States dollar would be included within accumulated other comprehensive income (loss) on our consolidated balance sheets. If we determine that there has been a change in the functional currency of a subsidiary to the local currency, any translation gains or losses arising after the date of change would be included within shareholders’ equity as a component of accumulated other comprehensive income (loss).

Based on our assessment of the factors discussed above, we consider the United States dollar to be the functional currency for each of our international subsidiaries. As a result of this determination, assets and liabilities in these subsidiaries are re-measured at current exchange rates, except for property and equipment and deferred revenue, which are re-measured at historical exchange rates. Revenues and expenses are re-measured at weighted average exchange rates in effect during the year except for revenue and costs related to the above mentioned balance sheet items which are re-measured at historical exchange rates. Accordingly, we had a net foreign currency re-measurement loss of $7.5 million for the year ended December 31, 2008 and a net gain of $4.4 million for the years ended December 31, 2007 and 2006, recorded to other income, net in the respective periods. Had we determined that the functional currency of our subsidiaries was the local currency, these translation gains and losses would have been included in our statement of shareholders’ equity as a component of comprehensive income for each of the years presented, and would not have the impacts on our net income that are currently reflected in our consolidated financial statements.

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

Results of Operations

Except as otherwise indicated, the following are percentage of total revenues:

	Year Ended December 31,
	2008	2007	2006
Revenues:
Licenses	45.4%	48.9%	51.7%
Services	54.6	51.1	48.3

Total revenues	100.0	100.0	100.0

Cost of revenues:
Licenses	1.2	1.0	1.0
Services	8.4	8.7	8.9
Amortization of purchased technology	2.8	2.3	2.8

Total cost of revenues	12.4	12.0	12.7

Gross profit	87.6	88.0	87.3
Operating expenses:
Sales and marketing	42.5	43.6	44.1
Research and development	20.9	19.4	19.7
General and administrative	11.6	13.0	11.7
Amortization of other purchased intangible assets	1.5	1.2	1.2
In-process research and development	0.1	—	0.2

Total operating expenses	76.6	77.2	76.9
Gain on sale of corporate aircraft	—	—	0.7

Income from operations	11.0	10.8	11.1
Other income, net	0.1	3.6	2.3

Income before income tax provision	11.1	14.4	13.4
Income tax provision	1.9	4.4	3.0

Net income	9.2%	10.0%	10.4%

Comparison of Fiscal Years Ended December 31, 2008 and 2007

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages):

			Increase
	2008	2007	Dollars	Percentage
Revenues:
Licenses
Americas	$192,781	$186,076	$6,705	3.6%
Rest of World	141,302	122,576	18,726	15.3%

Total license revenues	334,083	308,652	25,431	8.2%

Services
Americas	265,230	215,198	50,032	23.2%
Rest of World	136,064	107,131	28,933	27.0%

Total service revenues	401,294	322,329	78,965	24.5%

Total revenues	$735,377	$630,981	$104,396	16.5%

Licenses Revenues — License revenues from sales of our Windows and Virtualization Management products were the most significant drivers of license revenues growth during 2008 while Database Management license revenues decreased. Approximately half of the increase in our Windows Management license revenues came from the contributions of ScriptLogic and NetPro. The Rest of World geographic region is growing at a faster rate than the Americas. Total license revenues in the twelve months ended December 31, 2007 benefited from the change in our revenue recognition practices for large reseller transactions. As previously disclosed, the modified practice was applied to transactions consummated on or after January 1, 2007 due to change in circumstances involving improved cash collection histories with these resellers. If this change had been implemented prior to January 1, 2007 we would have reported $295.7 million in license revenues in 2007, which would imply a 13% growth rate in total license revenues in the current period.

Services Revenues — The largest component of services revenues is maintenance revenue. Services revenues also include fees for consulting and training services. The main driver of services revenues growth in both the Americas and the Rest of World during the year ended December 31, 2008 was maintenance revenues from our Windows Management products. Approximately 34% of the overall increase in services revenues during the period came from the contributions of ScriptLogic, PassGo and NetPro. Consulting and training services as a percentage of total service revenues represented 10.2 % and 11.4% in the years ended December 31, 2008 and 2007, respectively.

Cost of Revenues

Total cost of revenues and year-over-year changes are as follows (in thousands, except for percentages):

			Increase
	2008	2007	Dollars	Percentage
Cost of Revenues:
Licenses	$8,586	$6,111	$2,475	40.5%
Services	62,060	55,173	6,887	12.5%
Amortization of purchased technology	20,231	14,459	5,772	39.9%

Total cost of revenues	$90,877	$75,743	$15,134	20.0%

Cost of Licenses — Cost of licenses primarily consists of third-party software royalties, product packaging, documentation, duplication, delivery and personnel costs. Cost of licenses as a percentage of license revenues was 2.6% and 2.0% for the twelve months ended December 31, 2008 and 2007, respectively. The increase in cost of licenses, both in terms of absolute dollars and as a percentage of licenses revenues, is primarily the result of a $2.0 million, or 80.1%, increase in royalty expense related to sales of licenses to royalty-bearing products and a $0.8 million, or 74.7%, increase in hardware purchases that are sold with certain of our software products.

Cost of Services — Cost of services primarily consists of personnel, outside consultants, facilities and systems costs used in providing maintenance, consulting and training services. Cost of services does not include development costs related to bug fixes and upgrades which are classified in research and development and which are not separately determinable. During 2008, personnel related costs increased by approximately $5.5 million, or 16.7%, primarily due to growth in technical support headcount. Average headcount related to our technical support group increased approximately 19%, with the impact from our acquisition of ScriptLogic contributing approximately one-third of the increase. An additional $0.9 million of the overall increase in cost of services was due to higher consulting and other professional fees. Cost of services as a percentage of services revenues was 15.5% and 17.1% in the twelve months ended December 31, 2008 and 2007, respectively. The margin improvement is primarily due to our continued increase in customer maintenance and support revenues with a lower associated increase in headcount.

Amortization of Purchased Technology — Amortization of purchased technology includes amortization of the fair value of purchased technology associated with acquisitions. The increase in amortization of purchased technology from 2007 to 2008 was primarily due to technology acquired in 2008, offset slightly by certain technologies that were fully amortized prior to, or during, 2008. We expect amortization of purchased technology within the cost of revenues arising from acquisitions completed prior to December 31, 2008 to be approximately $18.9 million in the year ending December 31, 2009.

Operating Expenses

Year-over-year changes in the principal components of our operating expenses are as follows (in thousands, except for percentages):

			Increase
	2008	2007	Dollars	Percentage
Operating Expenses:
Sales and marketing	$312,493	$275,037	$37,456	13.6%
Research and development	153,464	122,592	30,872	25.2%
General and administrative	84,954	81,758	3,196	3.9%
Amortization of other purchased intangible assets	11,302	7,345	3,957	53.9%
In-process research and development	955	220	735	334.1%

Total operating expenses	$563,168	$486,952	$76,216	15.7%

Sales and Marketing — Sales and marketing expenses consist primarily of compensation and benefit costs for sales and marketing personnel, sales commissions, and costs of trade shows, travel and entertainment and various discretionary marketing programs. The increase in sales and marketing expense during the year ended December 31, 2008 over the comparable period in 2007 was primarily due to higher personnel costs, including increased commission expense as well as severance payments associated with our headcount reductions in the second and fourth quarters of 2008. Personnel related costs increased approximately $28.1 million, or 14.1%, primarily due to a 16% increase in average headcount within our sales and presales groups, including the headcount added with our acquisitions of ScriptLogic and NetPro, severance payments of $4.1 million of which the majority was related to our headcount reductions, a $2.4 million foreign currency impact and an increase of $5.0 million in commission expense on higher license revenues. On a year-over-year basis, an increase of $1.6 million, or 38.2%, in advertising costs, $2.2 million, or 61.4%, in trade show costs, and $1.0 million, or 80.2%, in employee rewards programs also contributed to the overall increase.

Research and Development — Research and development expenses consist primarily of compensation and benefit costs for software developers who develop new products, bug fixes and upgrades to existing products and at times provide engineering support for maintenance services, software product managers, quality assurance and technical documentation personnel, and payments made to outside software development consultants in connection with our ongoing efforts to enhance our core technologies and develop additional products. The increase in research and development expense during the year ended December 31, 2008 as compared to the same period in 2007 was primarily due to higher personnel related costs, which increased $20.3 million, or 20.9%, as a result of an 8% increase in average headcount (some of which was due to reassignment of certain product management from marketing to research and development), a $2.1 million foreign currency impact and the impact from our acquisitions of ScriptLogic and NetPro. An additional $3.7 million of the overall increase is attributable to certain post-acquisition contingent payment obligations tied to technology development milestones. Research and development expenses were also impacted by the devaluation of the U.S. Dollar as a significant portion of our developers are located outside of the U.S.

General and Administrative — General and administrative expenses consist primarily of compensation and benefit costs for our executive, finance, legal, human resources, administrative and IS personnel, and professional fees for audit, tax and legal services. General and administrative expenses were held relatively consistent year-over-year, with only a 3.9% increase. The slight increase in general and administrative expense during the year ended December 31, 2008 over the comparable period in 2007 was primarily due to higher personnel related costs, which increased $8.5 million, or 19.1%, on a 16% increase in average headcount hired to support the company’s growth including the headcount added from our acquisition of ScriptLogic. The increase in personnel related costs included a $1.4 million increase in share-based compensation related to our July 2008 non-employee director grants, with no non-employee director grants made in 2007, and $1.1 million of increased share-based compensation expense related to the first year of granting restricted stock units to our executive officers. Also contributing to the increase in general and administrative expenses was bad debt, which increased by $1.1 million period-over-period. The increase in personnel related costs and bad debt was offset partially by a $7.3 million, or 67.1%, decrease in restatement related costs.

Amortization of Other Purchased Intangible Assets — Amortization of other purchased intangible assets includes the amortization of customer lists, trademarks, non-compete agreements and maintenance contracts associated with acquisitions. The increase in amortization of other purchased intangible assets from 2007 to 2008 was primarily due to other purchased intangible assets from acquisitions made in 2008, offset slightly by certain other purchased intangible assets that were fully amortized prior to, or during, 2008. We expect amortization of other purchased intangible assets within operating expenses arising from acquisitions completed prior to December 31, 2008 to be approximately $13.1 million for the year ending December 31, 2009.

In-Process Research and Development — In-process research and development expenses related to in-process technology acquired in May 2008 and November 2007. These costs were charged to operations as the technologies had not reached technological feasibility and did not have alternative future uses at the date of acquisition.

Other Income, Net

Other income, net primarily includes interest income generated by our investment portfolio, gains and losses from foreign exchange fluctuations and gains or losses on other financial assets as well as a variety of other non-operating expenses. Other income, net decreased to $1.0 million in 2008 from $22.4 million in 2007. The largest impact to other income, net during 2008 was a foreign currency loss of $7.5 million compared to a gain of $4.4 million in 2007. Our foreign currency gains or losses are predominantly attributable to translation gains or losses relative to the U.S. Dollar on the re-measurement of net monetary assets, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar. Interest income was $11.0 million and $18.1 million in the year ended December 31, 2008 and 2007, respectively. The decrease in interest income was due primarily to lower average investment yields and lower average cash and investment balances. We also recorded a $2.0 million loss in the year ended December 31, 2008 for two cost method investments and $0.6 million in losses on our investments in auction rate securities, net of a gain from a put agreement with the investment firm that sold us these securities (see Liquidity and Capital Resources for additional details). These investments were determined to have fair values less than carrying value and deemed other-than-temporarily impaired.

Income Tax Provision

During the twelve months ended December 31, 2008, the provision for income taxes decreased to $14.3 million from $27.6 million in the comparable period of 2007, representing a decrease of $13.3 million. The effective income tax rate decreased to 17.4% in 2008, compared to 30.4% in 2007. The decrease in the effective tax rate is primarily due to the closure of an Internal Revenue Service examination of income tax returns through December 31, 2004, and combination of other factors including the mix of income between high and low tax jurisdictions, and the impact of net operating losses and associated valuation allowances in certain foreign jurisdictions. The closure of the Internal Revenue Service’s examination of income tax returns through December 31, 2004 resulted in a tax benefit of $5.1 million with a corresponding reversal of income tax expense and related interest.

Comparison of Fiscal Years Ended December 31, 2007 and 2006

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages):

			Increase
	2007	2006	Dollars	Percentage
Revenues:
Licenses
Americas	$186,076	$179,114	$6,962	3.9%
Rest of World	122,576	111,133	11,443	10.3%

Total license revenues	308,652	290,247	18,405	6.3%

Services
Americas	215,198	188,835	26,363	14.0%
Rest of World	107,131	82,507	24,624	29.8%

Total service revenues	322,329	271,342	50,987	18.8%

Total revenues	$630,981	$561,589	$69,392	12.4%

Licenses Revenues — Licenses revenues from sales of our Windows Management products was the most significant driver of our licenses revenues growth in the Rest of World. Licenses revenues from sales of our Virtualization Management products and Windows Management products acquired from ScriptLogic in August 2007 were the main drivers of our licenses revenues growth in the Americas. Licenses revenues growth in the Americas in these product areas was offset by reduced licenses revenues within our Application and Database Management product areas.

Effective January 1, 2007, we modified our revenue recognition practice for reseller transactions, due to a change in circumstances involving improved cash collection histories with these resellers. The modified practice was applied to transactions consummated on or after January 1, 2007. Licenses revenues for the twelve months ended December 31, 2007 includes an approximate $13 million benefit as a result of this change. In 2006 and prior years, licenses revenues from those transactions was typically deferred until cash was collected from the reseller.

Services Revenues — Our Windows Management product line and our Oracle Database Development products primarily drove growth in services revenues. Maintenance revenues from renewals of annual maintenance agreements have continued to grow. Revenues from consulting and training services remained flat year-over-year at approximately $36.7 million as the number of large scale migration projects was less than the previous year and the mid-year introduction of Foglight 5, while generally requiring consulting and training services, did not compensate for the decrease in migration projects. Consulting and training services as a percentage of total service revenues represented 11.4% and 13.5% in the twelve months ended December 31, 2007 and 2006, respectively.

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

Cost of Services — Personnel related costs increased by approximately $4.2 million, primarily due to growth in technical support headcount which increased by 12% year-over-year as well as the $0.9 million impact from the devaluation of the U.S. Dollar relative to certain foreign currencies, primarily the Euro and the British Pound. Cost of services as a percentage of service revenues were 17.1% and 18.3% in the twelve months ended December 31, 2007 and 2006, respectively. The margin improvement is primarily due to our continued increase in customer maintenance and support revenues with a lower associated increase in headcount.

Amortization of Purchased Technology — The 9.2% decrease in amortization of purchased technology is primarily due to certain technologies that were fully amortized prior to 2007, a $2.3 million impairment charge recorded in the fourth quarter of 2006 with no such impairment charges recorded in 2007, offset slightly by additions to amortization for recent acquisitions.

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

Sales and Marketing — Over 75% of the $27.5 million increase in sales and marketing expense is attributable to higher labor costs and the devaluation of the U.S. Dollar relative to certain foreign currencies, primarily the Euro and the British Pound. Personnel related costs increased $20.5 million as a result of a 7% increase in average headcount from acquisition and core additions, the devaluation of the U.S. Dollar and to increased commissions on a higher revenue base. Sales and marketing expenses from our acquisition of ScriptLogic in August 2007 contributed approximately 23.3% of the overall increase.

Research and Development — The predominant amount of the increase in research and development expense was attributed to higher personnel related costs from acquired companies and an increase of core headcount. Expenses were also impacted by the devaluation of the U.S. Dollar as a significant portion of our developers are located outside of the U.S. Personnel related costs increased approximately $9.2 million, of which $1.5 million was from our recent acquisition of ScriptLogic and $2.5 million from the devaluation of the U.S. Dollar.

General and Administrative — A majority of the dollar increase was related to growth in headcount to support operations, costs from acquired companies including the integration of recent acquisitions, our restatement efforts and on-going legal, tax and consulting projects. Personnel related costs, excluding share-based compensation, increased approximately $10.4 million on a 16% increase in average headcount. The increase to personnel costs was offset partially by a reduction to share-based compensation expense of approximately $4.7 million, primarily because we have not issued stock option grants to our employees since September of 2006.

Costs associated with the restatement efforts contributed $4.3 million to the overall increase in general and administrative expenses. Included in the restatement costs are professional fees paid to accountants and lawyers, costs related to the investigation and litigation and indemnification expenses for current and former directors and officers.

Amortization of Other Purchased Intangible Assets — The 8.7% increase in amortization expense from 2006 to 2007 was due primarily to other purchased intangible assets from acquisitions made in 2007.

In-Process Research and Development — In-process research and development expenses related to in-process technology acquired from Kemma Software in 2007 and AfterMail and Charonware in 2006. These costs were charged to operations as the technologies had not reached technological feasibility and did not have alternative future uses at the date of acquisition.

Other Income, Net

Other income, net includes interest income generated by our investment portfolio, gains and losses from foreign exchange fluctuations and gains or losses on other financial assets as well as a variety of other non-operating expenses. The non operating expenses were costs incurred with operating and maintaining our corporate aircraft which was sold in the fourth quarter of 2006 and the minority interest in Vizioncore prior to our purchase of the remaining interest in December 2007. Other income, net increased to $22.4 million in 2007 from $13.0 million in 2006. Due to higher cash balances, interest income increased to $18.1 million in the twelve months ended December 31, 2007 from $11.2 million in the comparable period of 2006. We had a $4.4 million foreign currency gain in 2007 and 2006. Our foreign currency gains or losses are predominantly attributable to translation gains or losses on the re-measurement of net monetary assets, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar.

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

Inflation

Economic inflation has not had a significant effect on our results of operations or financial position for the years ended December 31, 2008, 2007 and 2006.

Liquidity and Capital Resources

Cash and cash equivalents and short-term and long-term investments were approximately $257.9 million and $316.8 million as of December 31, 2008 and 2007, respectively. At December 31, 2008 we also had $2.4 million in restricted cash designated for the satisfying of certain indemnification obligations related to escrow agreements with acquired companies where Quest is the holder of the escrow money. At December 31, 2007 we had $48.9 million in restricted cash used in January 2008 to acquire PassGo Technologies Limited, reflected as restricted cash on our balance sheet. Cash and cash equivalents consisted of cash and highly liquid investments purchased with original maturities of three months or less. As of December 31, 2008, our investments consist of auction rate municipal securities and term deposits with original maturities of greater than three months. Our investment objectives are to preserve principal and provide liquidity, while at the same time maximizing market return without significantly increasing risk. We generally hold our investments until maturity.

At December 31, 2008, we held within long-term investments $49.9 million (with a fair value of $41.4 million) of investment grade municipal notes with an auction reset feature (“auction rate securities”). These securities are collateralized primarily by higher education funded student loans which are supported by the federal government as part of the Federal Family Education Loan Program (FFELP). We do not have reason to believe that any of the underlying issuers of our auction rate securities are presently at risk or that the underlying credit quality of the assets backing our auction rate security investments has been impacted by the reduced liquidity of these investments. Based on our current ability to access cash and other short-term investments, our expected operating cash flows, and other sources of cash that we expect to be available, we do not anticipate the current lack of liquidity of these investments to have a material impact on our business strategy, financial condition, results of operations or cash flows. Additionally, in October 2008, we entered into a put agreement with the investment firm that sold us our auction rate securities. Under the terms of the agreement, we have the ability to put all of our auction rate securities to the investment firm at any time during the period beginning June 30, 2010 and ending June 30, 2012 at par value. The investment firm also has the right to repurchase these auction rate securities at par value on or before June 30, 2010. For more information concerning our auction rate securities see Note 2 of our Notes to Consolidated Financial Statements.

Summarized annual cash flow information is as follows (in thousands):

	2008	2007	2006
Cash provided by operating activities	$151,851	$137,436	$148,377
Cash used in investing activities	(76,047)	(187,295)	(3,689)
Cash provided by (used in) financing activities	(101,927)	(122)	24,781
Effect of exchange rate changes	6,450	(615)	(4,330)

Net increase (decrease) in cash and cash equivalents	$(19,673)	$(50,596)	$165,139

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

The analyses of the changes in our operating assets and liabilities are as follows:

•

Accounts receivable increased from $152.4 million at December 31, 2007 to $153.9 million at December 31, 2008 primarily due to an increase in daily sales, which resulted in an increase in operating assets, reflecting a use of cash of $6.9 million for the twelve months ended December 31, 2008. The remaining change in accounts receivable relates to the impact of non-cash foreign currency translation adjustments and is included as part of the “effect of exchange rate changes on cash and cash equivalents” section of our consolidated statements of cash flows. Day’s sales outstanding (“DSO”) was 70 days and 75 days as of December 31, 2008 and 2007, respectively, and our daily sales increased to $2.2 million for the quarter ended December 31, 2008 compared to $2.0 million for the quarter ended December 31, 2007. Collection of accounts receivable and related DSO could fluctuate in future periods due to the timing and amount of our revenues and their linearity and the effectiveness of our collection efforts.

•

Deferred revenue increased in each period resulting in an increase in operating liabilities, reflecting a cash inflow of $37.1 million, $38.1 million and $60.5 million for the twelve months ended December 31, 2008, 2007 and 2006 respectively. Increases in deferred revenue were due primarily to growth in our software PCS customer base and to our acquisitions of NetPro and PassGo in 2008.

The primary cash outflow within operating assets and liabilities during the twelve months ended December 31, 2008 was $22.5 million paid for taxes, a decrease of $13.4 million over the 2007 period.

Investing Activities

Our primary source of investing cash flows was proceeds from the sale of investment securities. Our primary uses of cash from investing activities were cash payments for acquisitions, purchases of investment securities and capital expenditures.

Cash used in investing activities in the twelve months ended December 31, 2008 included approximately $137 million net cash paid for acquisitions and $3.2 million for cost method investments in two early stage private companies. We spent $12.2 million in capital expenditures and sales, maturities and purchases of investment securities resulted in a net cash inflow of approximately $30 million.

Cash used in investing activities in the 2007 period included $146.8 million net cash paid for acquisitions, $48.9 million designated for the acquisition of PassGo in January 2008 and $6.1 million for a cost method investment in one early stage private company. We spent $13.1 million in capital expenditures and sales, maturities and purchases of investment securities resulted in a net cash inflow of $27.6 million.

We will continue to purchase property and equipment needed in the normal course of our business. We also plan to use cash generated from operations and/or proceeds from our investment securities to fund other strategic investment and acquisition opportunities that we continue to evaluate. We plan to use excess cash generated from operations to invest in short and long-term investments consistent with past investment practices.

Financing Activities

Our primary source of financing cash flows has historically been from the issuance of our common stock under our employee stock option plans and excess tax benefits related to share-based compensation. Due to reduced levels of stock option granting activity over the past three years and assuming our common stock continues to trade at or near the market price experienced over the past few years, we expect our cash flows from option exercise activity to decline.

On November 7, 2008, we commenced a modified “Dutch auction” tender offer to purchase 9,656,000 shares of our common stock. On December 16, 2008, pursuant to the terms of the tender offer, we accepted for purchase an aggregate of 11,440,000 shares of our common stock, at a price of $12.50 per share, for a total cost of $145.3 million, including $2.3 million in related fees and expenses. The 11,440,000 shares purchased in the tender offer represent 10.8% of the shares outstanding on December 9, 2008. We will continue to evaluate additional share repurchase transactions in the future.

As we continue to evaluate additional share repurchase transactions, potential acquisitions or other general corporate expenditures which may be in excess of current cash available within certain operating entities, sourcing cash to fund these activities requires financial flexibility afforded by financing instruments. As such, we are evaluating potential debt financings in the forms of:

•

Loans against the value of our auction rate securities from the investment firm that sold the instruments to us — In October 2008, we accepted a rights offering from the investment firm that sold us our auction rate securities. Pursuant to the terms of the rights offering, we received the right to enter a “no net cost” loan for up to 70% of the par value of our auction rate securities. The right expires on June 30, 2010. For additional details about this agreement see Note 2 of our Notes to Consolidated Financial Statements.

•

Line of Credit — On February 17, 2009, we entered into a two year revolving line of credit agreement with Wells Fargo Foothill, LLC as the arranger, administrative agent and lender (the “Credit Agreement”). The Credit Agreement was effective as of February 17, 2009. We intend to use the proceeds from the Credit Agreement for working capital and other general corporate purposes. The Credit Agreement allows for cash borrowings and letters of credit under a secured revolving credit facility of up to a maximum of $100,000,000. Interest will accrue based on a floating rate based on, at the Company’s election, (i) LIBOR (subject to reserve requirements and a minimum LIBOR of 2.75%) or (ii) the greatest of (a) 4.0%, (b) the Federal Funds Rate plus 0.5% or (c) Wells Fargo’s prime rate, in each case, plus an applicable margin. The Credit Agreement includes limitations on the Company’s ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividend payments, and dispose of assets. The Credit Agreement is secured by substantially all of the Company’s assets, subject to certain exceptions.

•

Mortgage — We are considering a mortgage secured by our two office buildings located at our corporate headquarters in Aliso Viejo, California, which have an estimated value of approximately $56.0 million.

We did not receive proceeds from exercises of stock options during 2007 or the last two quarters of 2006 because we took action to block option exercises in connection with our then-pending restatement and stock option investigation. See Notes 10 and 13 of our Notes to Consolidated Financial Statements for a description of the stock option investigation.

Based on our current operating plan, we believe that our existing cash, cash equivalents, investment balances, cash flows from operations and available debt financing will be sufficient to finance our operational cash needs through at least the next 12 to 24 months. Our ability to generate cash from operations is subject to substantial risks described under the caption “Risk Factors”. One of these risks is that our future business does not stay at a level that is similar to, or better than, our recent past. In that event, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash, cash equivalents, investment balances and debt financing to support our working capital and other cash requirements. Also, acquisitions are an important part of our business model. As such, significant amounts of cash could and will likely be used in the future for additional acquisitions or strategic investments. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through public or private equity or, as discussed above, debt financing or from other sources. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2008, our contractual obligations or commercial commitments include our facility lease commitments and operating leases for office facilities and certain items of equipment. We do not have any other off-balance sheet arrangements that could reduce our liquidity.

The following table summarizes our obligations as of December 31, 2008 and the effect we expect such obligations to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Lease Obligations	$36,930	$13,715	$14,350	$8,140	$725
Capital Lease Obligations	555	276	279	—	—

Purchase Obligations (1)	3,066	2,504	391	57	114

Acquisition Related Obligations	3,416	2,083	1,333	—	—

Total Contractual Cash Obligations	$43,967	$18,578	$16,353	$8,197	$839

(1)	Our purchase obligations relate primarily to marketing contracts, public relations contracts and committed sales events.

In addition to the cash commitments above, $40.8 million of unrecognized tax benefits, inclusive of penalties and interest, have been recorded as liabilities in accordance with FIN 48, and we are uncertain as to if or when such amounts may be settled. We also entered into earn-out agreements with the shareholders of certain companies we acquired. The earn-out payments are based on the acquired company’s products’ total revenue or sales growth over a specified period after the acquisition date. Immaterial earn-out payments were made in 2007 and 2008 and the amount or likelihood of future payments based on future results is not determinable and therefore are not included in the above table.

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

Our exposure to foreign exchange risk is composed of the combination of our foreign net profits and losses denominated in currencies other than the U.S. Dollar, as well as our net balances of monetary assets and liabilities in our foreign subsidiaries. These exposures have the potential to produce either gains or losses depending on the directional movement of the foreign currencies versus the U.S. Dollar and our operational profile in foreign subsidiaries. Our cumulative currency gains or losses in any given period may be lessened by the economic benefits of diversification and low correlation between different currencies, but there can be no assurance that this pattern will continue to be true in future periods. During 2008, we had a $7.5 million foreign currency loss and during 2007, we had a $4.4 million foreign currency gain.

The foreign currencies to which we currently have the most significant exposure are the Euro, the Canadian Dollar, the British Pound, the Australian Dollar and the Russian Ruble. Prior to December 31, 2008, we have not used derivative financial instruments to hedge our foreign exchange exposures, nor have we used such instruments for speculative trading purposes. However, we intend to implement a limited foreign exchange hedging program within the first half of fiscal 2009. The program will initially be limited to hedges of our foreign exchange exposures related to our balance sheet and research and development costs. These two areas were identified by management as having the most exposure to changes in foreign currency exchange rates, thus the limited hedging program is expected to mitigate our risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates.

Interest Rate Risk

Our exposure to market interest-rate risk relates primarily to our investment portfolio. We traditionally do not use derivative financial instruments to hedge the market risks of our investments. We place our investments with high-quality issuers and money market funds and articulate allocation limits in our investment policy to any one issuer other than the United States government. Our investment portfolio as of December 31, 2008 consisted of auction rate securities and term deposits. Investments purchased with an original maturity of three months or less is considered to be cash equivalents. We classify our auction rate securities as trading and term deposits as available-for-sale. Prior to 2008, we classified our auction rate securities as available-for-sale. Trading securities are carried at fair value, with changes in fair value reported in earnings. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of shareholders’ equity.

At December 31, 2008, we held within long-term investments $49.9 million (with a fair value of $41.4 million) of auction rate securities. The Dutch auction process that resets the applicable interest rate at predetermined calendar intervals is intended to provide liquidity to the holder of the auction rate securities by matching buyers and sellers within a market context enabling the holder to gain immediate liquidity by selling such interests at par or rolling over their investment. The auctions for these securities began failing in February of 2008. When auctions fail, our securities earn interest based on formulaic multiples of municipal bond indices such as the JJ Kenny Index or the S&P High Grade Index. The resulting interest rate has been highly sensitive to changes in the short term structure of interest rates and asset backed securities.

Information about our investment portfolio is presented in the table below, which states the amortized book value and related weighted-average interest rates by year of maturity ($ in thousands):

	Amortized Book Value	Weighted Average Rate
Investments maturing by December 31,
2009 (1)	$109,353	1.33%
2010 (2)	49,925	2.40%
2011	—	—
2012	—	—
Thereafter	—	—

Total portfolio	$159,278	1.66%

(1)	Includes $108.8 million in cash equivalents.
(2)	Represents our auction rate securities, which become exercisable under Put Options in 2010.

See Note 2 of our Notes to Consolidated Financial Statements for additional information regarding our investment portfolio.

Item 8.    Financial Statements and Supplementary Data

The financial statements required by this item are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1.

The following tables set forth selected unaudited consolidated quarterly financial data for the eight quarters ended December 31, 2008:

	Quarters Ended
	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	March 31, 2008	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	March 31, 2007
	(in thousands, except per share data)
Revenues	$201,599	$187,565	$173,433	$172,780	$186,745	$152,150	$142,317	$149,769
Gross profit	178,022	165,451	150,656	150,371	165,172	133,436	124,902	131,728
Income before income tax provision	36,286	21,261	7,424	17,391	27,068	22,462	14,005	27,173
Net income	$29,171	$17,317	$8,266	$13,289	$25,291	$14,986	$7,935	$14,907

Basic net income per share	$0.28	$0.16	$0.08	$0.13	$0.25	$0.15	$0.08	$0.15

Diluted net income per share	$0.28	$0.16	$0.08	$0.13	$0.24	$0.14	$0.08	$0.14

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008 as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, utilizing the criteria described in the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether the Company’s internal control over financial reporting was effective as of December 31, 2008. Based on this evaluation and those criteria, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have not been any changes in internal control over financial reporting that occurred in the fourth quarter of 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Quest Software, Inc.:

We have audited the internal control over financial reporting of Quest Software, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008, of the Company and our report dated February 24, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 in 2007.

/s/    DELOITTE & TOUCHE LLP

Costa Mesa, California

February 24, 2009

Item 9B.    Other Information

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information required by this item will be included in the sections captioned “Directors,” “Executive Officers,” “Code of Ethics,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive proxy statement, to be delivered to shareholders in connection with our 2009 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 11.    Executive Compensation

Information regarding compensation of certain named executive officers will be included in the section captioned “Executive Compensation” appearing in our definitive proxy statement, to be delivered to shareholders in connection with our 2009 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included in the section captioned “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” appearing in our definitive proxy statement, to be delivered to shareholders in connection with our 2009 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included in the section captioned “Certain Relationships and Related Transactions, and Director Independence” appearing in our definitive proxy statement, to be delivered to shareholders in connection with our 2009 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

Information required by this item will be included in the section captioned “Principal Accounting Fees and Services” in our definitive proxy statement, to be delivered to shareholders in connection with our 2009 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

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

(3)	Exhibits

Exhibit Number	Exhibit Title
3.1	Second Amended and Restated Articles of Incorporation. (1)

3.2	Certificate of Amendment of Articles of Incorporation of Quest Software, Inc. (2)

3.3	Bylaws of Quest Software, Inc. (3)

4.1	Form of Registrant’s Specimen Common Stock Certificate. (1)

10.1++	Registrant’s 1999 Stock Incentive Plan, as amended. (4)

10.2	Form of Directors’ and Officers’ Indemnification Agreement. (1)

10.3++	Registrant’s 2001 Stock Incentive Plan, as amended. (4)

10.4++	Registrant’s 2008 Stock Incentive Plan. (4)

10.5++	Form of Stock Option Agreement used under Registrant’s 2008 Stock Incentive Plan. (4)

10.6++	Form of Restricted Stock Unit Award Agreement used under Registrant’s 2008 Stock Incentive Plan. (4)

10.9++	Form of Stock Option Agreement used under the Registrant’s 1999 Stock Incentive Plan. (5)

10.10++	Form of Stock Option Agreement used under the Registrant’s 2001 Stock Incentive Plan. (6)

Exhibit Number	Exhibit Title
10.11++	Registrant’s Executive Incentive Plan. (7)

10.12++	Form of Restricted Stock Unit Award Agreement used under Registrant’s 1999 Stock Incentive Plan, as amended. (4)

14.1	Code of Ethics.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to our Registration Statement on Form S-1 and all amendments thereto filed on June 11, 1999 (File No. 333-80543).
(2)	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2005.
(3)	Incorporated herein by reference to our Current Report on Form 8-K filed on November 7, 2007.
(4)	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2008.
(5)	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2004.
(6)	Incorporated herein by reference to our Registration Statement on Form S-8 (File No. 333-82784) filed on February 14, 2002.
(7)	Incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2007.

++	Indicates a management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUEST SOFTWARE, INC.

Dated: February 25, 2009	By:	/s/ Douglas F. Garn
Douglas F. Garn Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas F. Garn Douglas F. Garn	President, Chief Executive Officer (principal executive officer) and Director	February 25, 2009

/s/ Scott J. Davidson Scott J. Davidson	Senior Vice President and Chief Financial Officer (principal financial officer)	February 25, 2009

/s/ Scott H. Reasoner Scott H. Reasoner	Vice President, Corporate Controller (principal accounting officer)	February 25, 2009

/s/ Vincent C. Smith	Executive Chairman of the Board of Directors	February 25, 2009
Vincent C. Smith

/s/ Kevin M. Klausmeyer Kevin M. Klausmeyer	Director	February 25, 2009

/s/ Raymond J. Lane Raymond J. Lane	Director	February 25, 2009

/s/ Augustine L. Nieto II Augustine L. Nieto II	Director	February 25, 2009

/s/ Paul A. Sallaberry Paul A. Sallaberry	Director	February 25, 2009

/s/ H. John Dirks	Director	February 25, 2009
H. John Dirks

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Quest Software, Inc.:

We have audited the accompanying consolidated balance sheets of Quest Software, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, in 2007 the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Costa Mesa, California

February 24, 2009

QUEST SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$215,895	$235,568
Restricted cash	2,425	48,924
Short-term investments	632	10,287
Accounts receivable, net of allowances of $8,384 and $8,037 at December 31, 2008 and 2007, respectively	153,892	152,438
Prepaid expenses and other current assets	17,362	19,022
Deferred income taxes	18,460	11,014

Total current assets	408,666	477,253
Property and equipment, net	77,394	75,848
Long-term investments	41,410	70,936
Intangible assets, net	104,567	76,641
Goodwill	655,777	563,766
Deferred income taxes	28,026	36,661
Other assets	29,819	18,025

Total assets	$1,345,659	$1,319,130

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,798	$4,590
Accrued compensation	45,079	46,437
Other accrued expenses	39,760	43,313
Current portion of income taxes payable	167	1,962
Current portion of deferred revenue	272,626	211,840

Total current liabilities	361,430	308,142
Long-term liabilities:
Long-term portion of deferred revenue	66,086	73,820
Long-term portion of income taxes payable	40,846	37,130
Other long-term liabilities	3,545	2,712

Total long-term liabilities	110,477	113,662
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value, 200,000 shares authorized; 94,298 and 101,819 shares issued and outstanding at December 31, 2008 and 2007	740,981	833,050
Retained earnings	132,771	64,728
Accumulated other comprehensive loss	—	(452)

Total shareholders’ equity	873,752	897,326

Total liabilities and shareholders’ equity	$1,345,659	$1,319,130

See accompanying Notes to Consolidated Financial Statements.

QUEST SOFTWARE, INC.

CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Licenses	$334,083	$308,652	$290,247
Services	401,294	322,329	271,342

Total revenues	735,377	630,981	561,589
Cost of revenues:
Licenses	8,586	6,111	5,570
Services	62,060	55,173	49,773
Amortization of purchased technology	20,231	14,459	15,932

Total cost of revenues	90,877	75,743	71,275

Gross profit	644,500	555,238	490,314
Operating expenses:
Sales and marketing	312,493	275,037	247,500
Research and development	153,464	122,592	110,612
General and administrative	84,954	81,758	65,821
Amortization of other purchased intangible assets	11,302	7,345	6,758
In-process research and development	955	220	960

Total operating expenses	563,168	486,952	431,651
Gain on sale of corporate aircraft	—	—	3,987

Income from operations	81,332	68,286	62,650
Other income, net	1,030	22,422	13,005

Income before income tax provision	82,362	90,708	75,655
Income tax provision	14,319	27,589	16,670

Net income	$68,043	$63,119	$58,985

Net income per share:
Basic	$0.65	$0.62	$0.58

Diluted	$0.64	$0.60	$0.57

Weighted-average shares:
Basic	104,192	101,819	101,380
Diluted	106,261	105,284	104,103

See accompanying Notes to Consolidated Financial Statements.

QUEST SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In thousands)

	Common Stock		Unearned Compensation	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Total Comprehensive Income

	Shares	Amount
BALANCE, January 1, 2006	99,761	$794,863	$(15,023)	$(54,692)	$(1,716)	$723,432
Exercise of stock options	2,058	18,825	—	—	—	18,825
Net tax deficiency related to share-based compensation	—	(10,928)	—	—	—	(10,928)
Compensation expense associated with share-based payments	—	27,700	—	—	—	27,700
Elimination of unearned compensation in relation to the adoption of SFAS 123R	—	(15,023)	15,023	—	—	—
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	899	899	$899
Net income	—	—	—	58,985	—	58,985	58,985

Comprehensive income	—	—	—	—	—	—	$59,884

BALANCE, December 31, 2006	101,819	815,437	—	4,293	(817)	818,913
Cumulative effect to prior year retained earnings related to the adoption of FIN 48	—	—	—	(2,684)	—	(2,684)
Proceeds received from certain executive officers as part of our restatement remedial actions	—	158	—	—	—	158
Compensation expense associated with share-based payments	—	17,455	—	—	—	17,455
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	365	365	$365
Net income	—	—	—	63,119	—	63,119	63,119

Comprehensive income	—	—	—	—	—	—	$63,484

BALANCE, December 31, 2007	101,819	833,050	—	64,728	(452)	897,326
Exercise of stock options	3,926	39,964	—	—	—	39,964
Repurchase of common stock	(11,440)	(143,000)	—	—	—	(143,000)
Fees related to the repurchase of common stock	—	(2,250)				(2,250)
Net tax deficiency related to share-based compensation	—	(2,500)	—	—	—	(2,500)
Cancellation and retirement of shares related to settlement of the Imceda escrow	(7)	(88)	—	—	—	(88)
Cash settlement of equity based awards	—	(743)	—	—	—	(743)
Proceeds received from certain executive officers as part of our restatement remedial actions	—	200	—	—	—	200
Compensation expense associated with share-based payments	—	16,348	—	—	—	16,348
Losses reclassified to net income	—	—	—	—	452	452	$452
Net income	—	—	—	68,043	—	68,043	68,043

Comprehensive income	—	—	—	—	—	—	$68,495

BALANCE, December 31, 2008	94,298	$740,981	$—	$132,771	$—	$873,752

See accompanying Notes to Consolidated Financial Statements.

QUEST SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$68,043	$63,119	$58,985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,255	37,362	36,796
Compensation expense associated with share-based payments	17,106	17,455	27,700
Deferred income taxes	(236)	(18,201)	(21,926)
Gain on sale of corporate aircraft	—	—	(3,987)
Unrealized losses on long-term investments, net of gain from put options	642	—	—
Impairment losses on cost method investments	2,001	—	—
Excess tax benefit related to share-based compensation	(3,415)	—	(6,180)
Provision for bad debts	1,358	302	(615)
In-process research and development	955	220	960
Other non-cash adjustments, net	578	308	(411)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(6,915)	(10,496)	(17,740)
Prepaid expenses and other current assets	1,809	(3,670)	983
Other assets	986	(575)	(2,110)
Accounts payable	(1,694)	(2,815)	785
Accrued compensation	(3,871)	8,679	1,091
Other accrued expenses	(5,359)	1,394	1,100
Income taxes payable	(5,465)	8,590	12,685
Deferred revenue	37,113	38,140	60,521
Other liabilities	(40)	(2,376)	(260)

Net cash provided by operating activities	151,851	137,436	148,377
Cash flows from investing activities:
Purchases of property and equipment	(12,244)	(13,050)	(16,639)
Proceeds from sale of corporate aircraft	—	—	15,600
Cash paid for acquisitions, net of cash acquired	(137,207)	(146,842)	(17,472)
Change in restricted cash	46,496	(48,924)	—
Purchases of cost method investments	(3,160)	(6,109)	(3,803)
Purchases of investment securities	(52,003)	(30,766)	(60,754)
Sales and maturities of investment securities	82,071	58,396	79,379

Net cash used in investing activities	(76,047)	(187,295)	(3,689)
Cash flows from financing activities:
Repurchase of common stock	(145,250)	—	—
Repayment of capital lease obligations	(256)	(280)	(224)
Proceeds from the exercise of stock options	39,964	—	18,825
Excess tax benefit related to share-based compensation	3,415	—	6,180
Proceeds received from certain executive officers as part of our restatement remedial actions	200	158	—

Net cash provided by (used in) financing activities	(101,927)	(122)	24,781
Effect of exchange rate changes on cash and cash equivalents	6,450	(615)	(4,330)

Net increase (decrease) in cash and cash equivalents	(19,673)	(50,596)	165,139
Cash and cash equivalents, beginning of period	235,568	286,164	121,025

Cash and cash equivalents, end of period	$215,895	$235,568	$286,164

Supplemental disclosures of consolidated cash flow information:
Cash paid for interest	$289	$289	$56

Cash paid for income taxes	$22,452	$35,861	$26,413

Supplemental schedule of non-cash investing and financing activities:
Unrealized gain on available-for-sale securities, net of tax	$—	$365	$727

Unpaid purchases of property and equipment	$852	$697	$356

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

Basis of Consolidation — The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include our accounts and those of our majority owned subsidiaries. Intercompany transactions are eliminated and the portion of the net income or net loss of subsidiaries applicable to minority interests adjusts other income, net.

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

Foreign Currency Translation — In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation, the United States Dollar is considered to be the functional currency for our foreign subsidiaries, as such subsidiaries act primarily as an extension of our parent company’s operations. The determination of functional currency is primarily based on the subsidiaries’ relative financial and operational dependence on the parent company. Assets and liabilities in these subsidiaries are re-measured at current exchange rates, except for property and equipment, deferred revenue, depreciation and investments, which are translated at historical exchange rates. Revenues and expenses are re-measured at weighted average exchange rates in effect during the year except for costs related to the above mentioned balance sheet items which are translated at historical rates. Foreign currency gains and losses are included in “other income, net” in the consolidated income statements. There was a net foreign currency loss of $7.5 million for the year ended December 31, 2008 and a net foreign currency gain of $4.4 million for the years ended December 31, 2007 and 2006 based on re-measurement.

Fair Value of Financial Instruments — The carrying amounts of our financial instruments including cash and cash equivalents, investments in available-for-sale and trading securities, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the relatively short period of time between origination of the instruments and their expected realization or because they are carried at fair value.

Cash Equivalents and Investments — We consider highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of AAA-rated money market funds in all periods presented. Investments consist of available-for-sale or trading securities as defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). These investments are recorded at fair value and are classified as investments in the accompanying consolidated balance sheets as of December 31, 2008. The changes in fair values on trading securities are recorded as a component of other income, net. The changes in fair values, net of applicable taxes, on available-for-sale investment securities are recorded as unrealized gains (losses) as a component of accumulated other comprehensive income (loss) in shareholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income, net. The cost

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. Investments are made based on our investment policy which restricts the types of investments that can be made. We have classified available-for-sale and trading securities as short-term or long-term based primarily on the maturity date of the related securities.

Concentration of Credit Risk — Financial instruments that potentially subject us to credit risk include cash and cash equivalents, investments and accounts receivable. We believe that credit risks related to our investment portfolio are moderated by limitations we place on our exposure to any one issuer and credit risks on accounts receivable are moderated by the diversity of our products, customers and geographic sales areas. We monitor extensions of credit and have not experienced significant credit losses in the past. We maintain an allowance both for bad debts and for sales returns and cancellations and such losses and returns have historically been within management’s expectations. No single customer accounted for 10% or more of our total revenues or accounts receivable for the years ended December 31, 2008, 2007 or 2006.

Allowances for Doubtful Accounts and Returns — We record allowances for doubtful accounts based upon a specific review of significant outstanding invoices and/or our historical write-off experience. We also record a provision for estimated sales returns and allowances on product and service related sales in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists. These estimates are based on historical sales returns and other known factors.

Other Assets — The following table summarizes our other assets by asset type at the dates indicated (in thousands):

Asset Type	December 31, 2008	December 31, 2007
Cost method investments	$11,493	$11,715
Put options (1)	7,873	—
Income taxes receivable	4,475	—
Lease security deposits	2,502	2,501
Non-current restricted cash (2)	932	2,045
Other	2,544	1,764

Total Other Assets	$29,819	$18,025

(1)	The Put Options relate to settlement agreements entered into with the investment firm that sold us our auction rate securities (see Note 2).
(2)	Relates primarily to cash restricted as a condition to certain non-US facility leases.

Cost method investments are investments made in non-consolidated companies accounted for under the cost method. These investments were made in early stage private companies and a private equity fund for business and strategic purposes. We may make additional investments of this nature in the future. These investments are accounted for under the cost method, as we do not have the ability to exercise significant influence over these companies’ operations. We periodically monitor our investments for impairment and will record reductions in carrying values if and when necessary. The evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure regulations as U.S. public companies and, as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. As part of this evaluation process, our review includes but is not limited to a review of each company’s cash position, recent financing activities, financing needs, earnings and revenue outlook, operational performance, management or ownership changes, and impacts from competitive pressures. If we determine that the carrying value of our investment in a company is at an amount above fair value, an adjustment will be made in that corresponding period resulting in a charge against earnings for the write-down.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For example, in the fourth quarter of 2008 we identified two investments with a fair value less than carrying value resulting in a reduction of carrying value of $2.0 million. Such charge was recorded within other income, net in our consolidated income statement for the twelve months ended December 31, 2008 on the basis that the impairment is deemed to be other-than-temporary.

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

Goodwill and Intangible Assets — Goodwill arising from acquisitions (see Notes 4 and 5) is recorded as the excess of the purchase price over the fair value of assets acquired. Intangible assets are recorded at the estimated fair value of technology, customer lists, maintenance contracts, trademarks, trade names and non-compete agreements acquired and amortized using the straight-line method over estimated useful lives. The estimated useful lives of the intangible assets being amortized range from two to seven years. The estimated fair value of trade names associated with ScriptLogic Corporation acquired in August 2007, were assigned indefinite useful lives and are not being amortized. Accumulated amortization of intangible assets was $142.2 million and $110.6 million at December 31, 2008 and 2007, respectively. The net carrying amount of intangible assets was considered recoverable at December 31, 2008, as there were no further indications of impairment. We test goodwill for impairment at the reporting unit level on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. The carrying amount of goodwill was considered recoverable at December 31, 2008, based on the results from our goodwill impairment evaluation performed in the fourth quarter of 2008.

Revenue Recognition — We derive revenues from three primary sources: (1) perpetual software licenses, (2) annual maintenance and support services and (3) consulting and training services.

We recognize revenue in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition, and related interpretations, SOP 98-9 Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, and other related pronouncements.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Before revenue can be recognized all of the following criteria must be satisfied:

(1)	Persuasive evidence of an arrangement exists—including a written contract signed by both the end customer and Quest.

(2)	Delivery has occurred—when all product and/or service that is essential to the functionality is delivered to the end customer.

(3)	The fee is fixed or determinable—when we have a signed contract that states the agreed upon fee for our product and/or service and specifies the related terms and conditions that govern that arrangement, and is free of material contingencies or significant uncertainty.

(4)	Collection is probable—assessed based on the probability of collection on a customer-by-customer basis based on payment history and our evaluation of the end customer’s financial position.

We license our products primarily through our direct sales force, our telesales force and, increasingly, indirect channels including value added resellers and distributors. For our direct sales, we utilize written contracts as the means to establish the terms and conditions upon which our products and services are sold to our end customers. For our indirect sales transactions, we accept orders from our resellers and distributors when they have existing orders from an end customer. Indirect sales through resellers are a growing proportion of our transaction volume. These transactions are generally handled via processes and policies that are similar to an end customer sale. We utilize written contracts coupled with purchase orders as the means to establish the terms and conditions of these indirect sales transactions.

Most of our software products are “off the shelf” products that do not require customization. We initially capture value for our products by selling a perpetual software license to end customers. The fee for the first year of maintenance is included in, or bundled with, the perpetual software license at the time of initial sale. As such, the combination at initial sale of a perpetual software license and one year of maintenance services represents a “multiple-element” arrangement for revenue recognition purposes.

We account for the perpetual software license component of these multiple-element arrangements using the residual method, which requires recognition of the perpetual software license revenue once all software products have been delivered to the end customer and the only undelivered element is maintenance, consulting and training services, if applicable. The value of the undelivered elements is determined based on vendor specific objective evidence (“VSOE”) of fair value and is deferred. The residual value, after allocation of the fee to the undelivered elements based on VSOE of fair value, is then allocated to the perpetual software license for the software products being sold.

Our maintenance VSOE of fair value is determined by reference to the prices our end customers pay for this support when it is sold separately; that is, when we enter into an arms length, annual renewal transaction with end customers where the only offering sold is maintenance. These standalone maintenance renewal transactions are typically for one year in duration and are priced as a targeted percentage of the initial, discounted purchase price. We bill these renewal transactions in advance of the services provided. We also offer end customers the right to purchase maintenance for multiple annual periods beyond the first year. Revenue for our standalone sale of annual maintenance renewals in years two, three and beyond is recognized ratably over the support term. Sales of maintenance for multiple annual periods are treated similarly.

Our consulting and training services VSOE of fair value is determined by reference to our established pricing and discounting practices for these services when sold separately. Our consulting and training services

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

are typically sold as time-and-materials based contracts that range from five to fifteen days in duration. Revenue from consulting and training services is generally recognized as the services are performed in accordance with the underlying service contracts.

If we cannot objectively determine the fair value of any undelivered element (hardware, software, specific upgrade rights, etc.) in a bundled software and services arrangement, we defer revenue until all elements are delivered and services are performed, or until fair value can be objectively determined based on VSOE of fair value for any remaining undelivered elements.

In addition to perpetual software licenses, we sell a small amount of time-based software licenses (or term licenses) each year wherein customers pay a single fee for the right to use the software and receive maintenance for a defined period of time. Approximately 2% of 2008 license revenue was generated by these time-based software licenses. All license and maintenance revenues on these term licenses are deferred and recognized ratably over the license term.

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

Our product return policy is reflected in our standard form license, maintenance and/or service agreements for end customers as well as for resellers and distributors. These agreements do not typically or expressly provide for product returns and cancellations as a matter of right. Quest maintains an allowance for sales returns and cancellations to cover the circumstances where the company accepts returns or cancellations on a discretionary basis even though not contractually obligated to do so. This allowance is intended only as an estimate of customer payment obligations associated with enforceable contracts for the delivery of products or services, which based on our history, we do not expect to collect.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We recognize channel rebates in accordance with the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). The rebates provided to those who distribute our products are recorded as an offset to revenue as they are considered adjustments of the selling price of our products during the period of the corresponding order.

Uncollected Deferred Revenue — Because of our revenue recognition policies, there are circumstances for which we are unable to recognize revenue relating to sales transactions that have been billed, but the related account receivable has not been collected. While the receivable represents an enforceable obligation, for balance sheet presentation purposes we have offset the deferred revenue with the related account receivable and no amounts appear in our consolidated balance sheets for such transactions. The aggregate amount of unrecognized accounts receivable and deferred revenue was $39.9 million and $43.7 million at December 31, 2008 and 2007, respectively.

Software Development Costs — Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed until the product is available for general release. Because our current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no software development costs have been capitalized as of December 31, 2008 and 2007.

Advertising Expenses — We expense all advertising costs as incurred, and such costs were $5.9 million, $4.3 million and $3.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Income Taxes — Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We provide valuation allowances against the net deferred tax asset for amounts that are not considered more likely than not to be realized (See Note 8 for disclosure of amounts related to deferred taxes and associated valuation allowances).

In accordance with the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” (“FIN 48”), we perform a comprehensive review of our portfolio of uncertain tax positions regularly. In this regard, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return or claim, which has not been reflected in measuring income tax expense for financial reporting purposes. Until these positions are sustained by the taxing authorities, we have not recognized the tax benefits resulting from such positions and report the tax effects as a liability for uncertain tax positions in our consolidated income statements.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share-Based Compensation Plans — We account for share-based compensation using the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123R”). We estimate the fair value of stock options granted using a Black Scholes option valuation model and a single option award approach. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. We amortize the fair value of stock options on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. We value restricted stock units granted based on the market price of our common stock on the date of the grant. We amortize the value of restricted stock units on a straight-line basis over the restriction period. See Note 10 for a description of our share-based employee compensation plans and the assumptions we use to calculate the fair value of share-based employee compensation.

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

The table below sets forth the reconciliation of the denominator of the net income per share calculation (in thousands):

	Years Ended December 31,
	2008	2007	2006
Shares used in computing basic net income per share	104,192	101,819	101,380
Dilutive effect of stock options and restricted stock units (1)	2,069	3,465	2,723

Shares used in computing diluted net income per share	106,261	105,284	104,103

(1)	Options to purchase 9,126, 8,331 and 12,274 shares of common stock were outstanding during 2008, 2007 and 2006, respectively, but were not included in the computation of diluted net income per share as inclusion would have been anti-dilutive.

Taxes Collected from Customers and Remitted to Governmental Authorities — We present taxes collected from customers and remitted to governmental authorities in accordance with Emerging Issues Task Force Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), on a net basis.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, in February 2008, the FASB issued two FASB Staff Positions that remove leasing from the scope of SFAS 157 and approve a one year deferral for the implementation of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing and those initially measured at fair value in a business combination. In October 2008, the FASB issued an additional FASB Staff Position that clarifies the application of SFAS 157 in a market that is not active. We adopted this statement for financial assets and financial liabilities effective January 1, 2008 (see Note 11 for further details)

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and for non-financial assets and non-financial liabilities effective January 1, 2009. There was no impact from adoption of this standard on our financial position or results of operations. We do not expect adoption of this standard as it pertains to non-financial assets and non-financial liabilities to have a material impact on our consolidated financial position or results of operations, however it will have an affect on how we measure the fair value of assets and liabilities acquired in any future business combination.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value, on an instrument-by-instrument basis. The fair value measurement election is irrevocable and requires that unrealized gains and losses are reported in earnings. SFAS No. 159 was effective in the first quarter of fiscal 2008. The adoption of this standard did not have a material effect on our consolidated financial position or results of operations.

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

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In November 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We do not currently have any investments that are accounted for under the equity method. The pending adoption of EITF 08-6 is not expected to have a material effect on our consolidated financial position or results of operations.

In November 2008, the FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The pending adoption of EITF 08-7 is not expected to have a material effect on our consolidated financial position or results of operations.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    Cash and Cash Equivalents and Investments

The following table summarizes our cash and cash equivalents and investments by balance sheet classification at the dates indicated (in thousands):

	December 31, 2008		December 31, 2007
Classification on balance sheet	Cost	Fair Value	Cost	Fair Value
Cash and cash equivalents	$215,895	$215,895	$235,568	$235,568
Short-term investments	632	632	10,287	10,287
Long-term investments	49,925	41,410	71,388	70,936

Total cash and cash equivalents and investments	$266,452	$257,937	$317,243	$316,791

The following table summarizes our investments by investment category at the dates indicated (in thousands):

	December 31, 2008		December 31, 2007
Investment category:	Cost	Fair Value	Cost	Fair Value
Available-for-sale securities:
Municipal auction rate securities	$—	$—	$50,270	$50,270
U.S. government agency mortgage-backed Securities	—	—	21,118	20,666
Municipal bonds	—	—	7,278	7,278
Term deposits	632	632	3,009	3,009

Total available-for-sale securities	632	632	81,675	81,223
Trading securities: Municipal auction rate securities	49,925	41,410	—	—

Total cash and cash equivalents and investments	$50,557	$42,042	$81,675	$81,223

We accumulate unrealized gains and losses on our available-for-sale securities, net of tax, in accumulated other comprehensive income in the shareholders’ equity section of our balance sheets. We had a gross unrealized loss of $0.5 million on our available-for-sale securities at December 31, 2007.

As of December 31, 2007, our U.S. government agency mortgage-backed securities with an estimated fair value of $20.7 million had an unrealized loss position of $0.7 million for greater than twelve months.

At December 31, 2008, we held $49.9 million par value (with a fair value of $41.4 million) in municipal notes with an auction reset feature (“auction rate securities” or “ARSs”). These securities are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 35 days. Due to a decrease in liquidity in the global credit markets, in February 2008 auctions began failing for the ARSs we held. Regularly scheduled auctions for these securities have continued to fail since that time. When these auctions initially failed, higher interest rates for many of the securities went into effect. As of December 31, 2008, we continue to earn interest on all of our auction rate securities. Of the total auction rate securities we held at December 31, 2008, the underlying assets of $49.2 million par value, or 99% of par value, were in securities collateralized by student loan portfolios, which are guaranteed by the United States government.

We estimated the fair values of the ARSs we held at December 31, 2008 based on a discounted cash flow model that we prepared. Key considerations to our discounted cash flow model included, among other items, the general climate of interest rates, the collateralization underlying the security investments, the creditworthiness of

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. Using our discounted cash flow model we determined that the fair values of the ARSs we held at December 31, 2008 were less than par. As a result, we recorded a decrease in the fair values of those securities for the twelve months then ended.

In October 2008, we entered into agreements (the “Agreements”) with the investment firm that sold us our ARSs. By entering into the Agreements, we (1) received the right (“Put Options”) to sell all of our auction rate securities back to the investment firm at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, (2) gave the investment firm the right to purchase all of our auction rate securities or sell them on our behalf at par anytime after the execution of the Agreements through July 2, 2012, (3) received an offer for a “no net cost” loan for up to 70% of the par value of the ARSs until June 30, 2010, and (4) agreed to release the investment firm from certain potential claims related to the collateralized ARSs in certain specified circumstances. We elected to measure the Put Options under the fair value option of SFAS No. 159, and recorded income of approximately $7.9 million pre-tax within other income, net, and recorded a corresponding long-term other asset. Simultaneously, we transferred all of our ARSs from available-for-sale to trading investment securities. As a result of this transfer, we recognized an other-than-temporary impairment loss of approximately $8.5 million pre-tax within other income, net, reflecting a reversal of the related temporary valuation allowance that was previously recorded in other comprehensive loss. The recording of the Put Options and the recognition of the other-than-temporary impairment loss resulted in minimal impact to the Consolidated Income Statements for the twelve months ended December 31, 2008. We anticipate that any future changes in the fair value of the Put Options will primarily be offset by the changes in the fair value of the related auction rate securities with no material net impact to the Consolidated Income Statements. The Put Options will continue to be measured at fair value until the earlier of its maturity or exercise.

We will continue to monitor and evaluate these investments as there is no assurance as to when the market for this investment class will return to orderly operations. As such, we believe that the anticipated recovery period may be longer than twelve months and as a result we classified these investments as long-term investments at December 31, 2008.

Interest income, included in other income, net in the accompanying consolidated income statements, was $11.0 million, $18.1 million and $11.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

3.    Cost Method Investments

We invested $3.2 million and $6.1 million in early stage private companies during the twelve months ended December 31, 2008 and 2007, respectively. These investments were accounted for under the cost method, as the equity securities do not have a readily determined market value and we do not have the ability to exercise significant influence. Our cumulative investments in five non-consolidated companies and one private equity fund are included as part of other assets in our consolidated balance sheet at December 31, 2008 and 2007 and were carried at $11.5 million and $11.7 million, respectively.

As part of our periodic cost method investment impairment review, we identified two investments as impaired. These investments were held at their original cost of $2.0 million. With the impairment charge we reduced the value of these investments to $0. The impairment losses were recorded to other income, net on our consolidated income statement for the twelve months ended December 31, 2008 on the basis that the impairments were deemed to be other-than-temporary.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    Acquisitions

2008 Acquisitions

NetPro Computing, Inc. — In September 2008 we acquired NetPro Computing, Inc. (“NetPro”), a leading provider of Microsoft infrastructure optimization solutions, for purchase consideration of approximately $79.0 million, including $0.3 million in transaction costs. The acquisition of NetPro allows Quest to further extend our product portfolio to deliver a comprehensive set of products to manage complex Microsoft infrastructures. The combined product offering is expected to provide robust solutions to better migrate, manage and secure Microsoft Active Directory, Exchange, SharePoint and SQL Server environments. The acquisition has been accounted for as a purchase and the purchase price was allocated primarily to goodwill and other intangible assets. Total goodwill of $52.4 million was assigned $31.4 million and $21.0 million to the license and service segments of our business, respectively, and is not expected to be deductible for tax purposes. The preliminary goodwill allocation of 60% to licenses and 40% to services is based on both historical and projected relative contribution from licenses and services revenues. Actual results of operations of NetPro are included in our consolidated financial statements from the date of acquisition. Our preliminary allocation of the purchase price to assets and liabilities based upon the fair value determinations as of December 31, 2008 was as follows (in thousands):

Cash and cash equivalents	$3,798
Other current assets	3,533
Acquired technologies with a useful life of 4.0 years	16,500
Customer relationships with a weighted average useful life of 4.1 years	18,300
Non-compete agreements with a useful life of 3.0 years	1,000
Goodwill	52,393
Other non-current assets	1,134
Other current liabilities	(4,661)
Deferred revenue	(7,061)
Non-current liabilities	(5,944)

Total purchase price	$78,992

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PassGo Technologies Limited — In January 2008 we acquired PassGo Technologies Limited (“PassGo”), a privately held, UK-based leader in access and identity management solutions, for purchase consideration of approximately $52.2 million, including $1.1 million in transaction costs. The acquisition has been accounted for as a purchase and the purchase price was allocated primarily to goodwill and other intangible assets. Total goodwill of $34.2 million was assigned $12.0 million and $22.2 million to the license and service segments of our business, respectively, and is not expected to be deductible for tax purposes. The goodwill allocation of 35% to licenses and 65% to services is based on both historical and projected relative contribution from licenses and services revenues. Actual results of operations of PassGo are included in our consolidated financial statements from the date of acquisition. Our allocation of the purchase price to assets and liabilities based upon the fair value determinations finalized in June 2008 was as follows (in thousands):

Cash and cash equivalents	$3,070
Other current assets	4,329
Acquired technologies with a weighted average useful life of 4.8 years	9,360
Customer relationships with a weighted average useful life of 5.6 years	9,680
Non-compete agreements with a useful life of 2.0 years	170
Trade name with a useful life of 2.0 years	90
Goodwill	34,158
Other non-current assets	4,443
Other current liabilities	(5,578)
Deferred revenue	(6,951)
Non-current liabilities	(546)

Total purchase price	$52,225

Other Acquisitions — We completed three other acquisitions during the twelve months ended December 31, 2008. The aggregate purchase price for these transactions was $13.1 million and was preliminarily allocated, pending final fair value determinations on certain assets and liabilities acquired which is expected to be finalized in March 2009, as follows: $7.6 million to goodwill, $1.0 million to in-process research and development which was written off on the date of acquisition, $5.6 million to intangible assets and $(1.1) million to assumed liabilities, net of tangible assets acquired. Actual results of operations of these acquisitions are included in our consolidated financial statements from the effective dates of the acquisitions.

The following represents the aggregate preliminary allocation of the purchase price for these three acquisitions to identifiable intangible assets (table in thousands):

Acquired technology with a weighted average useful life of 4.5 years	$3,648
Customer relationships with a useful life of 4.5 years	891
Non-compete agreements with a weighted average useful life of 2.5 years	1,018

Total identifiable intangible assets	$5,557

The pro forma effects of all 2008 acquisitions individually or in the aggregate, would not have been material to our results of operations for fiscal 2008, 2007 or 2006 and, therefore, are not presented.

2007 Acquisitions

ScriptLogic Corporation — In August 2007 we acquired ScriptLogic Corporation (“ScriptLogic”), a privately held company that provides systems lifecycle management solutions for Windows-based networks, for

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

purchase consideration of approximately $89.5 million, including $0.6 million in transaction costs. In connection with the acquisition, Quest also offered key members of the management team of ScriptLogic an opportunity to participate in a post-closing incentive bonus plan in an aggregate amount of up to $8.0 million payable over a four-year period (the “Incentive Plan”). A portion of the payments under the Incentive Plan will be based on the satisfaction of financial performance objectives and a portion of the payments will be based solely on continued employment. As of December 31, 2008 we have paid $0.7 million for this Incentive Plan. All bonus payments have been and will continue to be recorded as compensation expense in the periods such bonuses are earned. Of the cash amount paid at closing, $12.0 million was deposited in an escrow account to secure certain indemnification obligations of the selling shareholders.

The acquisition has been accounted for as a purchase and the purchase price has been allocated primarily to goodwill and other intangible assets. Total goodwill of $64.4 million was assigned $38.6 million and $25.8 million to the license and service segments of our business, respectively, and is not expected to be deductible for tax purposes. Goodwill allocation of 60% to licenses and 40% to services is based on both historical and projected relative contribution from licenses and services revenues. Actual results of operations of ScriptLogic are included in our consolidated financial statements from the date of acquisition. Our allocation of the purchase price to assets and liabilities based upon the fair value determination was as follows (in thousands):

Cash, cash equivalents and short-term investments	$10,100
Other current assets	4,090
Acquired technologies with a useful life of 5.0 years	15,600
Customer relationships with a useful life of 5.0 years	11,300
Trade name with an indefinite useful life	6,200
Goodwill	64,407
Other non-current assets	2,154
Other current liabilities	(3,423)
Deferred revenue	(11,123)
Non-current deferred tax liability	(9,826)

Total purchase price	$89,479

Other Acquisitions — We completed eight other acquisitions, including the remaining 25% interest in Vizioncore, during the twelve months ended December 31, 2007, each of which have been consolidated. The aggregate consideration paid for these transactions totaled $67.6 million paid in cash, including $0.7 million of transaction costs, and was allocated as follows: $51.8 million to goodwill (none of which is expected to be deductible for tax purposes), $16.0 million to intangible assets and $0.2 million to assumed liabilities, net of tangible assets acquired. Actual results of operations of these acquisitions are included in our consolidated financial statements from the effective dates of the acquisitions.

The following represents the aggregate allocation of the purchase price for these eight acquired companies to total identifiable intangible assets (table in thousands):

Acquired technology with a weighted average useful life of 4.3 years	$10,868
Customer relationships with a weighted average useful life of 4.6 years	4,025
Non-compete agreements with a weighted average useful life of 2.6 years	816
Trade name with a useful life of 5.0 years	120
Acquired IPR&D	220

Total identifiable intangible assets	$16,049

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The pro forma effects of all 2007 acquisitions individually or in the aggregate, would not have been material to our results of operations for fiscal 2007 or 2006 and, therefore, are not presented.

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

The following represents the aggregate allocation of the purchase price for the two companies to total identifiable intangible assets (table in thousands):

Acquired technology with a weighted average useful life of 3.0 years	$3,120
Customer relationships with a weighted average useful life of 4.8 years	340
Non-compete agreements with a weighted average useful life of 2.6 years	90
Acquired IPR&D	960

Total identifiable intangible assets	$4,510

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

The pro forma effects of all 2006 acquisitions individually or in the aggregate, would not have been material to our results of operations for fiscal 2006 and, therefore, are not presented.

5.    Goodwill and Intangible Assets, Net

Intangible assets, net as of December 31, 2008 and 2007, respectively, are comprised of the following (in thousands):

	2008			2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$151,526	$(98,000)	$53,526	$122,883	$(77,757)	$45,126
Customer relationships	69,627	(28,225)	41,402	40,809	(19,429)	21,380
Non-compete agreements	12,919	(11,100)	1,819	11,000	(9,454)	1,546
Trademarks and trade names (1)	12,680	(4,860)	7,820	12,590	(4,001)	8,589

	$246,752	$(142,185)	$104,567	$187,282	$(110,641)	$76,641

(1)	Trademarks and trade names include $6.2 million in a trade name related to our acquisition of ScriptLogic that has an indefinite useful life, and as such is not being amortized.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization expense for amortizing intangible assets was $31.5 million, $21.8 million and $22.7 million for the twelve months ended December 31, 2008, 2007 and 2006, respectively. Estimated annual amortization expense related to intangible assets reflected on our December 31, 2008 balance sheet is as follows (in thousands):

Estimated Annual Amortization Expense
2009	$32,081
2010	26,498
2011	22,560
2012	14,972
2013 and thereafter (1)	2,256

Total accumulated amortization	$98,367

(1)	All intangible assets, excluding the trade names associated with ScriptLogic, are expected to be fully amortized by the end of 2013.

The changes in the carrying amount of goodwill by reportable operating segment for the year ended December 31, 2008 are as follows (in thousands):

	Licenses	Services	Total
Balance as of December 31, 2006	$345,218	$99,841	$445,059
Acquisitions	71,244	47,463	118,707

Balance as of December 31, 2007	416,462	147,304	563,766
Acquisitions	47,941	46,193	94,134
Adjustments (1)	(1,209)	(914)	(2,123)

Balance as of December 31, 2008	$463,194	$192,583	$655,777

(1)	Primarily from finalization of purchase price allocations for various acquisitions.

6. Property and Equipment, Net

Net property and equipment consisted of the following at December 31 (in thousands):

	2008	2007
Building	$41,317	$38,975
Furniture and fixtures	15,463	14,641
Machinery and equipment	4,610	4,478
Computer equipment	52,326	43,061
Computer software	35,290	31,905
Leasehold improvements	12,569	12,179
Land	12,329	11,161

	173,904	156,400
Less accumulated depreciation and amortization	(96,510)	(80,552)

Property and equipment, net	$77,394	$75,848

Total depreciation and amortization expense related to property and equipment was $16.6 million and $15.5 million in 2008 and 2007, respectively.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Jerry Murdock, a former director of Quest Software, is a Managing Director and the co-founder of Insight Venture Partners and an investor in the Insight Funds. Vincent C. Smith, Quest’s Executive Chairman of the Board, and Raymond J. Lane and Paul A. Sallaberry, directors of Quest Software, are passive limited partners in one or more of the Insight Funds. As a result of their interests in the Insight Funds, Messrs. Murdock, Smith, Lane and Sallaberry have interests in the ScriptLogic transaction. We believe that the financial interests of Messrs. Smith, Lane and Sallaberry in this transaction are not material to them.

In 2000, we received a note receivable with a face amount of $15.8 million from one of our then executive officers for the purchase of 339,200 shares of our common stock at a purchase price of $46.50 per share. The officer granted Quest a security interest in the shares and also assigned, transferred, and pledged the shares to Quest to secure his obligations under the Note. The Company maintains physical possession of the certificates representing the shares purchased as collateral until payment of the principal and interest under the note is made. The former officer remained employed by Quest as of December 31, 2008. The maturity date of the note receivable was August 2007, when the principal amount and accrued interest became due and payable. The note receivable bears interest at 6.33% per annum. We are pursuing collection. The note receivable is deemed to be a non-recourse obligation of the former officer for financial reporting purposes as such we recorded the note as a reduction to shareholders’ equity in accordance with Emerging Issues Task Force Issue No. 85-1, Classifying Notes Received for Capital Stock, and recorded a corresponding credit to common stock.

We believe that all of the transactions set forth above were made on terms no less favorable to us than could have been otherwise obtained from unaffiliated third parties.

8.    Income Taxes

The provision for income taxes consists of the following for the years ended December 31 (in thousands):

	2008	2007	2006
Current:
Federal	$12,226	$26,198	$26,299
State	4,244	4,516	2,954
Foreign	2,804	10,276	6,556
Deferred:
Federal	(1,289)	(9,176)	(10,328)
State	(1,074)	(533)	(1,551)
Foreign	(2,592)	(3,692)	(7,260)

Total income tax provision	$14,319	$27,589	$16,670

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reconciliation of the U.S. federal statutory rate to the effective income tax rate for the years ended December 31, 2008, 2007 and 2006, is as follows:

	2008	2007	2006
Tax provision at U.S. federal statutory rates	35.0%	35.0%	35.0%
State taxes	2.7	3.0	3.1
Foreign taxes and foreign losses with tax benefit	(21.1)	(9.8)	(15.7)
Change in U.S. valuation allowance	1.3	—	—
Research and development credits	(5.3)	—	(2.2)
In-process research and development	—	—	—
Other	4.8	2.2	1.8

	17.4%	30.4%	22.0%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes as of December 31, 2008 and 2007 are as follows (in thousands):

	2008 (1)	2007
Deferred tax assets:
Accounts receivable and sales returns reserves	$2,594	$1,270
Accrued liabilities	7,594	9,225
Deferred revenue	3,672	7,984
Foreign net operating loss carry-forwards	26,394	30,187
U.S. net operating loss carry-forwards	10,233	5,215
Stock compensation	22,048	27,828
Tax credits	15,025	18,529
Fixed assets	5,975	1,914
Other	9,627	3,135

Total gross deferred assets	103,162	105,287
Deferred tax liabilities:
Intangibles	(29,882)	(22,059)
State taxes	—	(2,851)

Total gross deferred liabilities	(29,882)	(24,910)
Valuation allowance	(26,794)	(32,702)

Net deferred income taxes	46,486	47,675
Less current portion	(18,460)	(11,014)

Non-current portion	$28,026	$36,661

(1)	As of December 31, 2008 and going forward, the net deferred tax assets/liabilities are presented net of state taxes.

At December 31, 2008, our valuation allowance was approximately $26.8 million on certain of our deferred tax assets. Based on the weight of available evidence, we believe that it is more likely than not that these deferred tax assets will not be realized. The change of $5.9 million in our valuation allowance primarily relates to a net decrease in allowances related to foreign net operating loss.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2008, we have estimated net operating losses of approximately $16.5 million and $2.8 million related to subsidiaries acquired during 2008 and 2007, respectively. Additionally, we have certain federal net operating losses of approximately $5.4 million related to an acquired subsidiary that, as a result of federal consolidation rules, are not available to offset current or future income of our other U.S. entities. At December 31, 2008, we also had foreign net operating loss carry-forwards of approximately $84.6 million, which begin to expire in 2009. Approximately $47.9 million of the federal and foreign net operating loss carry-forwards were incurred by subsidiaries prior to the date of our acquisition of such subsidiaries. We established a valuation allowance of approximately $4.8 million at the date of acquisitions related to these subsidiaries.

At December 31, 2008 we had state tax credit carry-forwards of $8.4 million, of which $0.8 million will begin to expire in 2009. The remaining balance of $7.6 million will carry forward indefinitely until utilized. At December 31, 2008, we have $1.8 million of acquired federal tax credits that are subject to ownership change limitations and will begin to expire in 2021.

During the current year, we realized tax benefits of $6.9 million from the exercise of stock options. That amount was allocated and credited to the following items (in thousands):

Shareholders’ equity	$678
Goodwill	411
Deferred income tax asset	5,693
Income tax provision	112

Total	$6,894

Income before income taxes consists of the following components (in thousands):

	2008	2007	2006
United States	$32,379	$48,289	$48,078
Foreign	49,983	42,419	27,577

Total	$82,362	$90,708	$75,655

At December 31, 2008, we had not provided for U.S. income taxes or foreign withholding taxes on undistributed earnings from continuing operations of subsidiaries operating outside of the United States. Undistributed earnings of our foreign subsidiaries were approximately $151.9 million as of the year ended December 31, 2008. Such undistributed earnings are considered permanently reinvested.

Uncertain Tax Positions — We adopted the provisions of FIN 48 in 2007. As a result of the implementation of FIN 48, we performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the interpretation. As a result of this review, we adjusted the estimated value of our uncertain tax positions on January 1, 2007, by recognizing additional liabilities totaling $7.7 million through a $2.7 million charge to retained earnings and $5.0 million to net deferred income tax assets.

As of December 31, 2008, the estimated liability for our uncertain tax positions was approximately $47.5 million, which includes accrued interest and penalties of $4.5 million. Penalties and tax-related interest expense are reported as a component of our income tax provision.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The change in unrecognized tax benefits during 2008 and 2007, excluding interest, is as follows (in thousands):

	2008	2007
Unrecognized tax benefit at the beginning of the year	$37,578	$29,281
Additions from tax positions taken in the current year	9,176	9,977
Additions from tax positions taken in prior years (1)	10,785	495
Reductions from tax position taken in prior years	(3,663)	(1,368)
Settlements of tax audits	(6,399)	(807)
Decrease related to lapse of statute of limitations	—	—

Unrecognized tax benefit at the end of the year	$47,477	$37,578

(1)	Such amounts in the 2008 table primarily relate to unrecognized tax benefits on deferred tax assets and are currently being broken out to reflect the FIN 48 liability in the tabular roll forward on a gross basis.

Included in the unrecognized tax benefit at December 31, 2008 is $30.0 million of tax benefits that, if recognized, would affect the effective tax rate. Also included in the unrecognized tax benefits at December 31, 2008 are: (a) $14.7 million of tax benefits that, if recognized would result in adjustments to deferred tax assets and long term income taxes payable or valuation allowances, and (b) $0.7 million of tax benefits that, if recognized would result in adjustments to goodwill and long term income taxes payable.

During the years ended December 31, 2008 and 2007, we recorded approximately $4.5 million and $4.1 million for tax-related interest and penalties within the income tax provision, respectively.

As of December 31, 2008, we are no longer subject to U.S. federal audits for years through December 31, 2004. However, we are subject to examination in various state and foreign jurisdictions for the tax years from 1999 through 2007. During 2008, we entered into the appeals process with the Interregional Inspectorate of the Federal Tax Service of Russia as a result of the tax adjustments proposed for the years ended 2004 through 2006. Additionally during 2008, we filed requests with the French Tax Authority and the Internal Revenue Service to enter into the Mutual Agreement Procedure pursuant to Article 26 of the US-France Income Tax Treaty and anticipate entering into a similar proceeding with Irish Inland Revenue pursuant to Article 24 of the Ireland-France Income Tax Treaty. These requests attempt to resolve the adjustments proposed by the French Tax Authority during their audit of our French subsidiary for the years ended 2001 through 2004.

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

9.    Shareholders’ Equity

On December 16, 2008 we accepted for purchase 11,440,000 shares in a modified “Dutch auction” tender offer, at a price of $12.50 per share, for a total cost of $143.0 million not including $2.3 million in fees and expenses related to the tender offer. The 11,440,000 shares purchased in the tender offer represent 10.8% of the shares outstanding on December 9, 2008.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    Employee Benefit Plans

Profit Sharing Plan

In October 2008, our senior management adopted the 2008 Managing for Results (“MFR”) Profit Sharing Plan, which is intended to reward and recognize key management and individual contributors capable of affecting the long-term growth, profitability, and major market successes of the global corporation. The participating employees will be awarded performance plan unit(s) that are payable at the discretion of the Compensation Committee of our Board of Directors in either restricted stock units (RSU’s) or cash upon the achievement of certain performance objectives and service requirements. For 2008, we expect to award RSU’s, so the awards are considered equity awards. If earned, the number of RSU’s awarded will be based on the volume weighted average price of our stock for the performance period, which is the twelve month period ended December 31, 2008. These awards, if earned, will then be subject to a three-year quarterly vesting schedule. Eligible employees must maintain active employment status on each quarterly vesting date to maintain eligibility to receive an award. Any RSU’s granted under the profit sharing plan will be granted pursuant to the terms of our 2008 Stock Incentive Plan described below. We recorded share-based compensation expense of $0.6 million in the fourth quarter of 2008 for MFR awards made in October 2008. As of December 31, 2008, total unrecognized share-based compensation expense related to these unvested awards was $8.5 million, which is expected to be recognized over a period of three years.

Share-Based Compensation Plans

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

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The number of shares of Common Stock available for issuance under the 2008 Plan is 33,908,592 as of December 31, 2008. The number of shares of Common Stock reserved for issuance under the 2008 Plan will be reduced by 1.94 shares for each share of Common Stock issued under the 2008 Plan pursuant to a restricted stock award, restricted stock unit award, or other stock award. As of December 31, 2008, 18.3 million shares were available for grant under the 2008 Plan.

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

Option and Award Activity for the Twelve Months Ended December 31, 2008

We granted employee stock options to purchase 127,500 shares of our common stock to recently hired employees and options to purchase 35,000 shares of common stock to one non-employee director pursuant to the Company’s 1999 Stock Incentive Plan. In addition, we granted stock options to purchase 180,000 shares of common stock to our non-employee directors pursuant to the Company’s 2008 Stock Incentive Plan. We also awarded RSU’s covering 322,027 shares of common stock to our executive officers pursuant to the Company’s 1999 Stock Incentive Plan and the Company’s Executive Incentive Plan. The RSU’s were granted on May 8, 2008, when our shareholders approved the Company’s Executive Incentive Plan. RSU’s covering 167,209 shares relate to the nine-month performance period ended December 31, 2007, of which 55,737 shares have vested and will be delivered, subject to deferral elections, in February 2009 and the remaining 111,472 RSU’s remain subject to time-based vesting conditions. RSU’s covering 154,818 shares relate to the 12-month performance period ending December 31, 2008, the vesting of which remains subject to time-based vesting provisions.

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

In June 2008, pursuant to a Tender Offer (“TO”), we amended or replaced certain affected options by adjusting the exercise price for each such option. Participants whose affected options were amended or replaced pursuant to the TO became entitled to a special cash payment with respect to those options. As a result, we made cash payments of $1.2 million in January 2009 to reimburse affected U.S. employees, and we made cash

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

payments of $0.3 million in July 2008 to reimburse affected Canadian employees, for the increases in their exercise prices. A liability was recorded for U.S. payments and is included as accrued compensation as of December 31, 2008.

A summary of the activity of employee stock options during the year ended December 31, 2008, and details regarding the options outstanding and exercisable at December 31, 2008, are provided below:

	Number of Shares (in thousands)	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2007	20,732	$15.08
Granted	342	$15.12
Exercised	(3,926)	$10.17
Canceled/forfeited/expired	(1,886)	$21.00

Outstanding at December 31, 2008	15,262	$16.05	4.30	$12,406

Vested or expected to vest at December 31, 2008	14,618	$16.14	4.20	$12,287

Exercisable at December 31, 2008	13,365	$16.34	3.96	$12,024

(1)	These amounts represent the difference between the exercise price and $12.59, the closing price of Quest Software, Inc. stock on December 31, 2008 as reported on the NASDAQ National Market, for all in-the-money options outstanding.

No options were granted or exercised between September 2006 and December 31, 2007. The weighted-average fair value of options granted during the years ended December 31, 2008 and 2006 was $7.51 and $8.64, respectively. The total intrinsic value of options exercised was $22.6 million and $14.3 million for the years ended December 31, 2008 and 2006, respectively. The total fair value of options vested during the years ended December 31, 2008, 2007 and 2006 was $15.6 million, $19.8 million and $34.0 million, respectively.

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

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of our RSU’s activity during the year ended December 31, 2008 is provided below:

	Number of Shares	Weighted-Average Grant Date Fair Value (per share)
Nonvested at January 1, 2008	—	$—
Granted	322,027	$13.83
Vested	(55,737)	$13.83
Forfeited	—	$—

Nonvested at December 31, 2008	266,290	$13.83

The total fair value of RSU’s vested during the year ended December 31, 2008 was $0.8 million.

Share-Based Compensation Expense

The following table presents the income statement classification of all share-based compensation expense for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year Ended December 31,
	2008	2007	2006
Cost of licenses	$3	$5	$7
Cost of services	877	1,029	1,204
Sales and marketing	6,829	6,931	8,670
Research and development	5,800	6,533	9,435
General and administrative	4,726	3,020	7,700

Total share-based compensation	18,235	17,518	27,016
Recognized income tax impact	3,170	5,328	5,953

Reduction of net income	$15,065	$12,190	$21,063

As of December 31, 2008, total unrecognized share-based compensation cost related to unvested stock options was $12.3 million, which is expected to be recognized over a weighted-average period of 2.2 years and total unrecognized share-based compensation expense related to unvested RSU’s granted pursuant to our Company’s Executive Incentive Plan was $2.5 million, which is expected to be recognized over a weighted-average period of 1.8 years.

Determining Fair Value

Valuation and Amortization Method.    We estimate the fair value of stock options granted using the Black-Scholes option valuation model utilizing a single option approach. For equity awards that are expected to be settled with RSU’s, but not yet granted (related to the MFR Profit Sharing Plan), we measure the value of these awards based on the market price of our common stock as of the date of the end of each reporting period. Once an RSU is granted (approved by the Compensation Committee of our Board of Directors and communicated to the participating employees) we estimate the fair value of RSU’s using the market price of our common stock on the date of the grant. The fair value of all share-based awards is generally amortized on a straight-line basis over the vesting period.

We have reviewed our historical pattern of option exercises and have determined that meaningful differences in option activity existed among employees. Therefore, for all stock options granted after January 1,

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2006, we have categorized these awards into two separate groups of employees. The employees within each group have similar historical exercise behavior for valuation purposes.

Determining the fair value of stock option awards at the grant date requires judgment, including estimating the expected term, expected volatility, risk-free interest rate and dividend yield. We may use different assumptions under the Black-Scholes option valuation model in determining the fair value of any option grants in 2009 and future years, which could materially affect the measurement of the fair value of those options.

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

We used the following assumptions to estimate the fair value of options granted during the years ended December 31, 2008 and 2006 (no options were granted during 2007):

	Years Ended December 31,
	2008		2007		2006
	Range:	Weighted Average:	Range:	Weighted Average:	Range:	Weighted Average:
Risk-free interest rate	2.9% to 3.9%	3.5%	N/A	N/A	4.5% to 5.2%	4.9%
Expected term (in years)	6.1 to 7.0	6.9	N/A	N/A	6.3 to 7.8	6.6
Expected volatility	43% to 44%	43%	N/A	N/A	54% to 55%	55%
Expected dividend yield	None	None	None	None	None	None

Employee 401(k) Plan

We sponsor the Quest Software, Inc. 401(k) Plan (“401(k) Plan”) covering substantially all of our employees. As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from 1% to 100% of their annual compensation to the 401(k) Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. Participant contributions vest immediately, while discretionary matching contributions we make vest ratably over a three-year period. Our discretionary matching contributions totaled $2.0 million for the year ended December 31, 2008 and $1.9 million for the years ended December 31, 2007 and 2006.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.    Fair Value Measurements

Effective January 1, 2008, we adopted SFAS 159 which permits companies to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). The fair value election is irrevocable and may generally be made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to fair value. We chose not to elect the fair value option for our financial assets and liabilities existing on January 1, 2008, and did not elect the fair value option for any financial assets and liabilities transacted during the twelve months ended December 31, 2008, except for Put Options related to our auction rate securities that were recorded in conjunction with settlement agreements with one of our investment firms, as more fully described in Note 2.

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

The following table represents our fair value hierarchy for financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Fair Value Measurements at December 31, 2008
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$105,530	$105,530	$—	$—
Term deposits	3,879	3,879	—	—
Auction rate securities	41,410	—	—	41,410
Put Options (see Note 2)	7,873	—	—	7,873

Total	$158,692	$109,409	$—	$49,283

Based on market conditions, we changed our valuation methodology for ARSs to a discounted cash flow analysis during the twelve months ended December 31, 2008. Accordingly, these securities changed from Level 1 to Level 3 within SFAS 157’s hierarchy since our initial adoption of SFAS 157 at January 1, 2008.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at December 31, 2008 (in thousands):

Significant Unobservable Inputs (Level 3)
Balance at December 31, 2007	$—
ARSs transferred to Level 3	50,270
Put Options (see Note 2)	7,873
Unrealized losses on ARSs included in other income, net	(8,515)
Net settlements	(345)

Balance at December 31, 2008	$49,283

12.    Other Income, Net

Other income, net consists of the following for the years ended December 31 (in thousands):

	2008	2007	2006
Interest income	$10,972	$18,102	$11,162
Interest expense	(128)	(243)	(94)
Foreign currency (loss) gain, net (1)	(7,532)	4,408	4,387
Unrealized losses on auction rate securities (2)	(8,515)	—	—
Unrealized gains on Put Options (2)	7,873	—	—
Impairment losses on cost method investments	(2,001)	—	—
Operating and maintaining a corporate aircraft (3)	—	—	(2,444)
Other (4)	361	155	(6)

Total other income, net	$1,030	$22,422	$13,005

(1)	Our foreign currency gains or losses are predominantly attributable to translation gains or losses on the re-measurement of our net balances of monetary assets and liabilities in our foreign subsidiaries, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar. The foreign currency translation adjustments to these balance sheet items are calculated by comparing the currency spot rates at the end of a quarter to the spot rates at the end of the previous quarter.
(2)	See Note 2 for details.
(3)	Our corporate aircraft was sold in the fourth quarter of 2006.
(4)	During 2007 and 2006, we recorded adjustments for the minority interest in Vizioncore’s net income (loss) in the other category, which were not material during the year ended December 31, 2007 or 2006. In December 2007 we acquired the remaining 25% interest in Vizioncore.

13.    Commitments and Contingencies

We lease office facilities and certain equipment under various operating leases. A majority of these leases are non-cancelable and obligate us to pay costs of maintenance, utilities, and applicable taxes. The leases on most of the office facilities contain escalation clauses and renewal options. Rental expense is recorded on a straight-line basis over the life of the lease. Total rent expense was $18.7 million, $15.1 million and $14.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Minimum lease commitments under non-cancelable operating leases as of December 31, 2008 are as follows (in thousands):

Year ending December 31:	Minimum Lease Commitment
2009	$13,715
2010	8,842
2011	5,508
2012	4,850
2013	3,290
Thereafter	725

Total minimum lease commitments	$36,930

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

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEC Investigation and United States Attorney’s Office Information Request.    In June 2006 the Company received an informal request for information from the staff of the Los Angeles regional office of the Securities and Exchange Commission regarding its option granting practices. In January 2007 the SEC issued a formal order of investigation and a subpoena for the production of documents. Wells notices were delivered by the SEC staff to the Company, Vincent C. Smith, Chief Executive Officer of the Company, and three other former executive officers of the Company in February 2008. On December 2, 2008, the Company disclosed publicly that, without admitting or denying any of the SEC’s allegations, Quest has agreed to settle with the SEC by consenting to the entry of a judgment enjoining future violations of certain provisions of the federal securities laws. Under the terms of the settlement, which is subject to final approval by the Commissioners of the SEC, the Company would not be charged by the SEC with fraud and would not be required to pay any monetary penalties as part of the settlement. The settlement would completely resolve the SEC investigation into the company’s historical stock option granting practices and related accounting treatment. Additionally, the Company announced that the Executive Chairman of the Board of Directors, Vincent C. Smith, has also entered into a settlement in principle with the SEC. While not admitting or denying any allegations, Mr. Smith will agree, among other things, to the entry of a judgment enjoining future violations of certain federal securities laws. The tentative settlement imposes no restrictions upon Mr. Smith’s service as an officer or director of any publicly traded company, which will allow Mr. Smith to continue to serve the Company in his current role. The Company has cooperated and will continue to cooperate with the SEC in connection with its investigation.

Quest Software has also been informally contacted by the U.S. Attorney’s Office for the Central District of California (“U.S. Attorney’s Office”) and has been asked to produce on a voluntary basis documents many of which it previously provided to the SEC. The Company is fully cooperating with the U.S. Attorney’s Office. Any action by the U.S. Attorney’s Office or other governmental agency could result in civil or criminal sanctions against the Company and/or certain of its current or former officers, directors and/or employees.

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

Acquisitions.    The Company has entered into escrow agreements with acquired companies to satisfy certain indemnification obligations of selling shareholders. Certain of these escrow agreements designate Quest as the holder of the escrow money. As of December 31, 2008, we hold approximately $2.4 million in cash related to these agreements, all of which is included in restricted cash.

General.    The Company and its subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business. The foregoing discussion includes material developments

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

that occurred during the twelve months ended December 31, 2008 or thereafter in our material legal proceedings. In March 2008, we settled a pending patent infringement lawsuit.

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

Reportable segment data for the three years in the period ended December 31, 2008, is as follows (in thousands):

	Licenses	Services	Total
Year ended December 31, 2008:
Revenues	$334,083	$401,294	$735,377
Cost of revenues	28,817	62,060	90,877

Gross profit	$305,266	$339,234	$644,500

Year ended December 31, 2007:
Revenues	$308,652	$322,329	$630,981
Cost of revenues	20,570	55,173	75,743

Gross profit	$288,082	$267,156	$555,238

Year ended December 31, 2006:
Revenues	$290,247	$271,342	$561,589
Cost of revenues	21,502	49,773	71,275

Gross profit	$268,745	$221,569	$490,314

QUEST SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenues are attributed to geographic areas based on the location of the entity to which the products or services were invoiced. Revenues and long-lived assets concerning principal geographic areas in which we operate are as follows (in thousands):

	United States	United Kingdom	Other International (2)	Total
Year ended December 31, 2008:
Revenues	$430,191	$85,525	$219,661	$735,377
Long-lived assets (1)	89,934	7,793	9,486	107,213

Year ended December 31, 2007:
Revenues	$372,411	$79,031	$179,539	$630,981
Long-lived assets (1)	76,933	4,838	12,102	93,873

Year ended December 31, 2006:
Revenues	$344,932	$70,007	$146,650	$561,589
Long-lived assets (1)	72,722	5,365	8,734	86,821

(1)	Includes property and equipment, net and other assets.
(2)	No single location within Other International accounts for greater than 10% of total revenues.

15.    Subsequent Event (unaudited)

On February 17, 2009, we entered into a two year revolving line of credit agreement with Wells Fargo Foothill, LLC as the arranger, administrative agent and lender (the “Credit Agreement”). The Credit Agreement was effective as of February 17, 2009. We intend to use the proceeds from the Credit Agreement for working capital and other general corporate purposes. The Credit Agreement allows for cash borrowings and letters of credit under a secured revolving credit facility of up to a maximum of $100,000,000. Interest will accrue based on a floating rate based on, at the Company’s election, (i) LIBOR (subject to reserve requirements and a minimum LIBOR of 2.75%) or (ii) the greatest of (a) 4.0%, (b) the Federal Funds Rate plus  1/2% or (c) Wells Fargo’s prime rate, in each case, plus an applicable margin. The Credit Agreement includes limitations on the Company’s ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividend payments, and dispose of assets. The Credit Agreement is secured by substantially all of the Company’s assets, subject to certain exceptions.

QUEST SOFTWARE, INC.

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Acquired Balances	Charges, Costs and Expenses	Additions/ Deductions	Balance at End of Period
	(In Thousands)
Year ended December 31, 2008:
Allowance for bad debt	$434	$—	$1,358	$(945)	$847
Allowance for sales returns and cancellations	$7,603	$1,315	$2,174	$(3,555)	$7,537

Year ended December 31, 2007:
Allowance for bad debt	$590	$—	$302	$(458)	$434
Allowance for sales returns and cancellations	$8,499	$646	$1,942	$(3,484)	$7,603

Year ended December 31, 2006:
Allowance for bad debt	$1,657	$10	$(615)	$(462)	$590
Allowance for sales returns and cancellations	$11,226	$82	$(865)	$(1,944)	$8,499

S-1

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1	Second Amended and Restated Articles of Incorporation. (1)

3.2	Certificate of Amendment of Articles of Incorporation of Quest Software, Inc. (2)

3.3	Bylaws of Quest Software, Inc. (3)

4.1	Form of Registrant’s Specimen Common Stock Certificate. (1)

10.1++	Registrant’s 1999 Stock Incentive Plan, as amended. (4)

10.2	Form of Directors’ and Officers’ Indemnification Agreement. (1)

10.3++	Registrant’s 2001 Stock Incentive Plan, as amended. (4)

10.4++	Registrant’s 2008 Stock Incentive Plan. (4)

10.5++	Form of Stock Option Agreement used under Registrant’s 2008 Stock Incentive Plan. (4)

10.6++	Form of Restricted Stock Unit Award Agreement used under Registrant’s 2008 Stock Incentive Plan. (4)

10.9++	Form of Stock Option Agreement used under the Registrant’s 1999 Stock Incentive Plan. (5)

10.10++	Form of Stock Option Agreement used under the Registrant’s 2001 Stock Incentive Plan. (6)

10.11++	Registrant’s Executive Incentive Plan. (7)

10.12++	Form of Restricted Stock Unit Award Agreement used under Registrant’s 1999 Stock Incentive Plan, as amended. (4)

14.1	Code of Ethics.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to our Registration Statement on Form S-1 and all amendments thereto filed on June 11, 1999 (File No. 333-80543).
(2)	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2005.
(3)	Incorporated herein by reference to our Current Report on Form 8-K filed on November 7, 2007.
(4)	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2008.
(5)	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2004.
(6)	Incorporated herein by reference to our Registration Statement on Form S-8 (File No. 333-82784) filed on February 14, 2002.
(7)	Incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2007.

++	Indicates a management contract or compensatory arrangement.