Form 10-Q
period 2009-03-31
QUEST SOFTWARE INC
filed 2009-05-11
CIK 1088033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NO. 000-26937

QUEST SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0231678
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 Polaris Way Aliso Viejo, California	92656
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (949) 754-8000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock, no par value, as of May 5, 2009, was 94,597,523.

QUEST SOFTWARE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$260,655	$215,895
Restricted cash	2,015	2,425
Short-term investments	205	632
Accounts receivable, net of allowances of $6,032 and $8,384 at March 31, 2009 and December 31, 2008, respectively	101,101	153,892
Prepaid expenses and other current assets	18,114	17,362
Deferred income taxes	18,971	18,460

Total current assets	401,061	408,666
Property and equipment, net	76,212	77,394
Long-term investments	47,694	41,410
Intangible assets, net	95,955	104,567
Goodwill	657,199	655,777
Deferred income taxes	26,538	28,026
Other assets	24,500	29,819

Total assets	$1,329,159	$1,345,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,480	$3,798
Accrued compensation	34,346	45,079
Other accrued expenses	32,317	39,760
Current portion of income taxes payable	3,549	167
Current portion of deferred revenue	261,455	272,626

Total current liabilities	336,147	361,430
Long-term liabilities:
Long-term portion of deferred revenue	67,765	66,086
Long-term portion of income taxes payable	37,693	40,846
Other long-term liabilities	3,520	3,545

Total long-term liabilities	108,978	110,477
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value, 200,000 shares authorized; 94,196 and 94,298 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	741,334	740,981
Retained earnings	142,700	132,771

Total stockholders’ equity	884,034	873,752

Total liabilities and stockholders’ equity	$1,329,159	$1,345,659

See accompanying Notes to Condensed Consolidated Financial Statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Licenses	$62,370	$79,142
Services	103,227	93,638

Total revenues	165,597	172,780
Cost of revenues:
Licenses	1,669	2,414
Services	13,761	15,071
Amortization of purchased technology	5,315	4,924

Total cost of revenues	20,745	22,409

Gross profit	144,852	150,371
Operating expenses:
Sales and marketing	66,538	76,372
Research and development	37,696	38,221
General and administrative	18,522	23,471
Amortization of other purchased intangible assets	3,406	2,801

Total operating expenses	126,162	140,865

Income from operations	18,690	9,506
Other income (expense), net	(4,146)	7,885

Income before income tax provision	14,544	17,391
Income tax provision	4,615	4,102

Net income	$9,929	$13,289

Net income per share:
Basic	$0.11	$0.13

Diluted	$0.10	$0.13

Weighted average shares:
Basic	94,330	103,301
Diluted	95,750	106,047

See accompanying Notes to Condensed Consolidated Financial Statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$9,929	$13,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,759	12,003
Compensation expense associated with share-based payments	3,594	3,878
Deferred income taxes	963	572
Unrealized gains on long-term investments, net of loss from put options	(274)	—
Excess tax benefit related to share-based compensation	(185)	(1,330)
Provision for bad debts	(38)	134
Other non-cash adjustments, net	43	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	49,284	49,121
Prepaid expenses and other current assets	181	(3,703)
Other assets	(202)	(904)
Accounts payable	(1,347)	1,161
Accrued compensation	(9,866)	(6,470)
Other accrued expenses	(7,141)	(6,182)
Income taxes payable	(55)	(8,593)
Deferred revenue	(9,492)	2,257
Other liabilities	64	97

Net cash provided by operating activities	48,217	55,330
Cash flows from investing activities:
Purchases of property and equipment	(2,375)	(3,162)
Cash paid for an acquisition, net of cash acquired	—	(48,152)
Change in restricted cash	391	48,924
Purchases of cost method investments	—	(3,160)
Purchases of investment securities	—	(51,999)
Sales and maturities of investment securities	500	34,870

Net cash used in investing activities	(1,484)	(22,679)
Cash flows from financing activities:
Repurchase of common stock	(3,827)	—
Repayment of capital lease obligations	(61)	(56)
Cash paid for line of credit fees	(1,979)	—
Proceeds from the exercise of stock options	1,088	18,646
Excess tax benefit related to share-based compensation	185	1,330

Net cash provided by (used in) financing activities	(4,594)	19,920
Effect of exchange rate changes on cash and cash equivalents	2,621	(1,605)

Net increase in cash and cash equivalents	44,760	50,966
Cash and cash equivalents, beginning of period	215,895	235,568

Cash and cash equivalents, end of period	$260,655	$286,534

Supplemental disclosures of consolidated cash flow information:
Cash paid for interest	$162	$81

Cash paid for income taxes	$4,267	$13,860

Supplemental schedule of non-cash investing and financing activities:
Unrealized loss on available-for-sale securities	$—	$(1,395)

Capital lease additions	$67	$—

Unpaid purchases of property and equipment	$499	$386

See accompanying Notes to Condensed Consolidated Financial Statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Net income	$9,929	$13,289
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax	—	(1,395)

Comprehensive income	$9,929	$11,894

See accompanying Notes to Condensed Consolidated Financial Statements.

QUEST SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Basis of Presentation

Quest Software, Inc. (“Quest,” the “Company,” “we,” “us” or “our”) was incorporated in California in 1987 and reincorporated in Delaware in 2009 and is a leading developer and vendor of application, database, Windows and virtualization management software products. We also provide consulting, training, and support services to our customers. Our accompanying unaudited condensed consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in Quest’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”). The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, in February 2008, the FASB issued two FASB Staff Positions (“FSP”): FSP SFAS 157-1 removes leasing from the scope of SFAS 157 and FSP SFAS 157-2 approves a one year deferral for the implementation of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB issued FSP SFAS 157-3 which clarifies the application of SFAS 157 in a market that is not active. We adopted this statement for financial assets and financial liabilities measured at fair value on a recurring basis effective January 1, 2008 and for non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis effective January 1, 2009 (see Note 12 for further details). There was no impact from adoption of this standard and the FSP’s noted above on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. In addition, SFAS 141R requires that: acquisition costs be generally expensed as incurred; noncontrolling interests (formerly known as “minority interests” – see SFAS 160 discussion below) be valued at fair value at the acquisition date; acquired contingent liabilities be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; in-process research and development be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination be generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141R also includes a substantial number of new disclosure requirements. In April 2009, the FASB issued an FSP that amends and clarifies SFAS 141R on the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, since we are a calendar year-end company we adopted SFAS 141R effective January 1, 2009. We did not complete any acquisitions during the first quarter of 2009 and, therefore, there was not a significant impact from adoption of this standard on our consolidated financial position or results of operations. We expect SFAS 141R will have an impact on accounting for future business combinations but the impact will be dependent upon the nature, terms and size of future acquisitions.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Like SFAS 141R discussed above, earlier adoption is prohibited. Since we are a calendar year-end company, we adopted SFAS 160 effective January 1, 2009. There was no impact from adoption of this Statement on our consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 161 requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Since SFAS 161 only required additional disclosure, the adoption of this Statement did not impact our consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, and requires expanded disclosures regarding intangible assets existing as of each reporting period. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the intangible asset under SFAS 141R and other U.S. generally accepted accounting principles. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We adopted this FSP effective January 1, 2009. There was no impact from adoption of this FSP on our consolidated financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework, or hierarchy, for selecting the accounting principles used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles by nongovernmental entities. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We adopted SFAS 162 effective January 1, 2009. There was no impact from adoption of this Statement on our consolidated financial position or results of operations.

In June 2008 the FASB issued FASB Staff Position FSP EITF 03-6-1 Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share. This FSP is effective for us on January 1, 2009 and also requires retroactive restatement of earnings per share for all prior periods presented in the financial statements and footnotes. Our unvested share-based payment awards do not contain nonforfeitable rights to dividends or dividend equivalents; as such adoption of FSP EITF 03-6-1 did not have an impact on our basic or diluted earnings per share.

In November 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. Since we are a calendar year-end company we adopted EITF 08-6 effective January 1, 2009. There was no impact from adoption of this EITF on our consolidated financial position or results of operations as we do not currently have any investments that are accounted for under the equity method.

In November 2008, the FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. Accordingly, since we are a calendar year-end company we adopted EITF 08-7 effective January 1, 2009. There was no impact from adoption of this EITF on our consolidated financial position or results of operations as we did not complete any acquisitions during the three months ended March 31, 2009.

In April 2009, the FASB issued FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly and is effective prospectively for interim and annual reporting periods ending after June 15, 2009. We do not expect adoption of this FSP to have a material effect on our consolidated financial position or results of operations.

In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim periods ending after June 15, 2009. We do not expect adoption of this FSP to have a material effect on our consolidated financial position or results of operations.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. We do not expect adoption of this FSP to have a material effect on our consolidated financial position or results of operations.

2. Share-Based Payments

We have authorized the issuance of 32 million shares of common stock to employees, directors and consultants under our 2008 Stock Incentive Plan (the “2008 Plan”). The 2008 Plan is the successor to the Quest Software, Inc. 1999 Stock Incentive Plan, as amended (the “1999 Plan”) and the Quest Software, Inc. 2001 Stock Incentive Plan (the “2001 Plan” and, together with the 1999 Plan, the “Prior Plans”). The 2008 Plan became effective July 1, 2008. All outstanding stock awards granted under the Prior Plans remain subject to the terms and conditions of those predecessor plans. All stock awards granted after July 1, 2008 will be subject to the terms of the 2008 Plan.

The 2008 Plan provides for the discretionary grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, and other forms of equity compensation to its employees. We use stock awards under the 2008 Plan to secure and retain the services of our employees and directors providing such eligible individuals with an opportunity to benefit from increases in the value of our Common Stock, and thereby aligning the long-term compensation and interests of those individuals with our stockholders. As of March 31, 2009, there were 16.8 million shares available for grant under the 2008 Plan.

Option Awards

Incentive stock options and nonstatutory stock options (“option awards”) are granted with an exercise price not less than the market price of our stock at the date of grant. Option awards generally vest based on four to five years of continuous service and generally have 10-year contractual terms.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The fair value of these awards is amortized on a straight-line basis over the vesting period. As of January 1, 2009, expected volatilities are based on historical volatilities of Quest’s stock, which is a departure from past practice of using implied volatilities derived from the market prices of our traded options with similar terms. We decided to make this change because we have significantly reduced the level of option award granting activity and both analyses produced similar results. We use historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate is based on the U.S. Treasury zero-coupon issues in effect at the time of option grant for equivalent remaining terms. We do not expect to pay any dividends and, therefore, we use an expected dividend yield of zero.

	Weighted Average Assumptions Used during the Three Months Ended March 31,
	2009	2008
Expected volatility	40%	44%
Expected term (in years)	5.8	6.8
Risk-free interest rate	1.6%	3.1%
Expected dividend yield	None	None

A summary of the activity of option awards during the three months ended March 31, 2009, and details regarding the option awards outstanding and exercisable at March 31, 2009, are as provided below:

	Number of Shares (in thousands)	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2008	15,262	$16.05
Granted	100	$12.89
Exercised	(110)	$9.87
Canceled/forfeited/expired	(165)	$15.84

Outstanding at March 31, 2009	15,087	$16.08	4.06	$12,624

Vested or expected to vest at March 31, 2009	14,623	$16.14	3.99	$12,559

Exercisable at March 31, 2009	13,554	$16.29	3.79	$12,403

(1)    These amounts represent the difference between the exercise price and $12.68, the closing price of Quest Software, Inc. stock on March 31, 2009 as reported on the NASDAQ National Market, for all in-the-money options outstanding.

The weighted-average fair value of options granted during the three months ended March 31, 2009 and 2008 was $5.13 and $6.86, respectively. The total intrinsic value of options exercised was $0.3 million and $9.8 million for the three months ended March 31, 2009 and 2008, respectively. The total fair value of options vested during the three months ended March 31, 2009 and 2008 was approximately $2.8 million and $4.7 million, respectively.

Restricted Stock Unit Awards (“RSUs”)

RSUs have been granted to selected executives pursuant to our Executive Incentive Plan. We have also granted RSUs to key employees pursuant to a key employee incentive plan. All of our outstanding RSUs vest over three years with vesting contingent upon continuous service and meeting certain company-wide performance goals, including sales, operating profit margin, and cash flow targets. We estimate the fair value of RSUs using the market price of our common stock on the date of the grant. The fair value of these awards is amortized on a straight-line basis over the vesting period.

A summary of our RSUs activity during the three months ended March 31, 2009 is provided below:

	Number of Shares	Weighted-Average Grant Date Fair Value (per share)
Nonvested at January 1, 2009	266,290	$13.83
Granted	819,821	$12.49
Vested	(162,676)	$13.37
Forfeited	—	$—

Nonvested at March 31, 2009	923,435	$12.72

The total fair value of RSUs vested during the three months ended March 31, 2009 and 2008 was $3.0 million and $0.8 million, respectively.

Share-Based Compensation Expense

The following table presents the income statement classification of all share-based compensation expense for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Cost of licenses	$—	$1
Cost of services	160	259
Sales and marketing	1,262	1,727
Research and development	1,454	1,636
General and administrative	1,257	778

Total share-based compensation	4,133	4,401
Recognized income tax impact	1,312	1,038

Reduction of net income	$2,821	$3,363

As of March 31, 2009, total unrecognized share-based compensation cost related to unvested option awards was $10.8 million, which is expected to be recognized over a weighted-average period of 2.4 years and total unrecognized share-based compensation expense related to unvested RSUs was $10.8 million, which is expected to be recognized over a weighted-average period of 2.6 years.

3. Acquisitions

2008 Acquisitions

NetPro Computing, Inc. – In September 2008 we acquired NetPro Computing, Inc. (“NetPro”), a leading provider of Microsoft infrastructure optimization solutions, for purchase consideration of approximately $79 million, including $0.3 million in transaction costs. The acquisition of NetPro allows Quest to further extend our product portfolio to deliver a comprehensive set of products to manage complex Microsoft infrastructures. The combined product offering is expected to provide robust solutions to better migrate, manage and secure Microsoft Active Directory, Exchange, SharePoint and SQL Server environments. The acquisition has been accounted for as a purchase and the purchase price was allocated primarily to goodwill and other intangible assets. Total goodwill of $52.2 million was assigned $31.3 million and $20.9 million to the license and service segments of our business, respectively, and is not expected to be deductible for tax purposes. The preliminary goodwill allocation of 60% to licenses and 40% to services is based on both historical and projected relative contribution from licenses and services revenues. Actual results of operations of NetPro are included in our consolidated financial statements from the date of acquisition. Our preliminary allocation of the purchase price to assets and liabilities based upon the fair value determinations as of March 31, 2009 was as follows (in thousands):

Cash and cash equivalents	$3,798
Other current assets	3,872
Acquired technologies with a useful life of 4.0 years	16,500
Customer relationships with a weighted average useful life of 4.1 years	18,300
Non-compete agreements with a useful life of 3.0 years	1,000
Goodwill	52,158
Other non-current assets	1,134
Other current liabilities	(4,661)
Deferred revenue	(7,061)
Non-current liabilities	(6,048)

Total purchase price	$78,992

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

The pro forma effects of all 2008 acquisitions individually or in the aggregate, would not have been material to our results of operations for the three months ended March 31, 2008 and, therefore, are not presented.

4. Goodwill and Intangible Assets, Net

Intangible assets, net are comprised of the following (in thousands):

	March 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$151,639	$(103,319)	$48,320	$151,526	$(98,000)	$53,526
Customer relationships	69,627	(31,130)	38,497	69,627	(28,225)	41,402
Non-compete agreements	12,919	(11,387)	1,532	12,919	(11,100)	1,819
Trademarks and trade names (1)	12,680	(5,074)	7,606	12,680	(4,860)	7,820

	$246,865	$(150,910)	$95,955	$246,752	$(142,185)	$104,567

(1)    Trademarks and trade names include $6.2 million in a trade name related to our acquisition of ScriptLogic Corporation (“ScriptLogic”) in August 2007 that has an indefinite useful life, and as such is not being amortized.

Amortization expense for amortizing intangible assets was $8.7 million and $7.7 million for the three months ended March 31, 2009 and 2008, respectively. Estimated annual amortization expense related to amortizing intangible assets reflected on our March 31, 2009 balance sheet is as follows (in thousands):

Estimated Annual Amortization Expense
2009 (remaining 3 quarters)	$23,385
2010	26,526
2011	22,588
2012	15,000
2013	2,256

Total accumulated amortization	$89,755

The changes in the carrying amount of goodwill by reportable operating segment for the three months ended March 31, 2009 are as follows (in thousands):

	Licenses	Services	Total
Balance as of December 31, 2008	$463,194	$192,583	$655,777
Adjustments (1)	853	569	1,422

Balance as of March 31, 2009	$464,047	$193,152	$657,199

(1) Primarily from finalization of purchase price allocations for various acquisitions.

5. Cost Method Investments

Our investments in early stage private companies do not have a readily determined market value and were accounted for under the cost method, given that we do not have the ability to exercise significant influence. Our cumulative investments in three non-consolidated companies and one private equity fund are included as part of other assets in our condensed consolidated balance sheet at March 31, 2009 and December 31, 2008 and were carried at $11.5 million at both March 31, 2009 and December 31, 2008.

6. Line of Credit

On February 17, 2009, we entered into a two year revolving line of credit agreement with Wells Fargo Foothill, LLC as the arranger, administrative agent and lender (the “Credit Agreement”). We intend to use any proceeds from the Credit Agreement for working capital and other general corporate purposes. The Credit Agreement allows for cash borrowings and letters of credit under a secured revolving credit facility of up to a maximum of $100 million. Interest will accrue at a floating rate based on, at the Company’s election, (i) LIBOR (subject to reserve requirements and a minimum LIBOR of 2.75%) or (ii) the greatest of (a) 4.0%, (b) the Federal Funds Rate plus 0.5% or (c) Wells Fargo’s prime rate, in each case, plus an applicable margin. The Credit Agreement includes limitations on the Company’s ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividend payments, and dispose of assets. The Credit Agreement is secured by substantially all of the Company’s assets, subject to certain exceptions, and includes certain financial covenants. We were in compliance with these covenants as of March 31, 2009. Total fees associated with this line of credit are approximately $2 million and will be amortized over the life of the Credit Agreement as interest expense. During the three months ended March 31, 2009, $0.1 million of these fees was recognized as interest expense within other income (expense), net.

7. Derivatives

Foreign Exchange Risk Management Policy

In February 2009, our Board of Directors approved the Foreign Exchange Risk Management Policy. The policy identifies target exposures such as balance sheet, cash flow and income statement risks, program objectives, approved financial instruments and counterparties, accounting and tax treatment, as well as oversight, reporting and controls. The functional currency, as defined by SFAS No. 52, Foreign Currency Translation, of all our subsidiaries is the U.S. dollar. Our exposure to foreign exchange risk is composed of the combination of our foreign operations net profits and losses denominated in currencies other than the U.S. Dollar, as well as our net balances of monetary assets and liabilities within our foreign subsidiaries. These exposures have the potential to produce either gains or losses depending on the directional movement of the foreign currencies versus the U.S. Dollar and our operational profile in foreign subsidiaries. Certain balance sheet and income statement items are re-measured each period and the changes in value are recorded within other income (expense), net.

In March 2009, we initiated a limited balance sheet hedging program with the stated objective of reducing volatility within other income (expense), net. We use derivatives in the form of forward foreign currency contracts to hedge certain balance sheet exposures. Changes in value of these derivative forward contracts are recorded within other income (expense), net. Prior to the initiation of our balance sheet hedging program, we recorded a net foreign currency loss during the months of January and February 2009. For the month of March 2009, the first month our balance sheet hedging program was in place, we recorded a net foreign currency gain. During the three months ended March 31, 2009, we recorded a $0.6 million realized loss associated with our forward foreign currency contracts within other income (expense), net. As of March 31, 2009, the trade of the contracts we executed resulted in a payable of $0.6 million recorded within other accrued expenses.

During the three months ended March 31, 2009, we did not designate any foreign currency exchange contracts as derivatives that qualify for hedge accounting under SFAS 133. However, during the three months ended March 31, 2009, we entered into non-designated foreign exchange contracts to hedge outstanding balance sheet exposures.

The gains and losses on foreign currency contracts used to manage balance sheet exposures are recognized as a component of other income (expense), net in the same period as the remeasurement gain or loss of the related foreign currency denominated assets and liabilities.

		Amount of Gain (Loss) Recognized in Income on Derivative Instruments (in thousands)
Derivatives not designated as hedging instruments under SFAS 133	Location of gain (loss) recognized in income on derivative instruments	Three months ended March 31, 2009
Foreign currency exchange contracts	Other income (expense), net	$(609)

The net realized contractual gains recognized for the three months ended March 31, 2009 were used by the Company to offset actual foreign currency transactional net losses of $4.4 million.

8. Stockholders’ Equity

In March 2009, our board of directors authorized a stock repurchase of up to $100 million of our common stock. During the quarter, we repurchased 341,639 shares at a weighted-average price per share of $11.37, for a total cost of $3.9 million.

9. Other Income (Expense), Net

Other income (expense), net consisted of the following (in thousands):

	Three Months Ended March 31,
	2009	2008
Interest income	$707	$3,165
Interest expense	(230)	(59)
Foreign currency gain (loss), net (1)	(5,019)	4,727
Unrealized gains on auction rate securities (2)	6,383	—
Unrealized losses on Put Options (2)	(6,109)	—
Other income, net	122	52

Total other income (expense), net	$(4,146)	$7,885

(1)    Our foreign currency gains or losses within other income (expense), net are predominantly attributable to translation gains or losses on the re-measurement of our net balances of monetary assets and liabilities in our foreign subsidiaries, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar. The foreign currency translation adjustments to these balance sheet items reflect a change in currency spot rates at the end of the quarter compared to spot rates from the previous quarter.

(2)    See Note 12 for details.

10. Income Tax Provision

        During the three months ended March 31, 2009, the provision for income taxes increased to $4.6 million from $4.1 million in the comparable period of 2008, representing an increase of $0.5 million. The increase is primarily a result of the mix of pre-tax income between high and low tax jurisdictions and items discretely impacting the quarter ended March 31, 2009, including adjustments due to the adoption of SFAS 141R and enactment of California legislation during the period. The effective income tax rate for the three months ended March 31, 2009 was approximately 31.7% compared to 23.6% in the comparable period of 2008.

11. Net Income Per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of securities by including other common stock equivalents, including stock options and RSUs, in the weighted-average number of common shares outstanding for a period, if dilutive.

The table below sets forth the reconciliation of the denominator of the net income per share calculation (in thousands):

	Three Months Ended March 31,
	2009	2008
Shares used in computing basic net income per share	94,330	103,301
Dilutive effect of stock options and RSUs (1)	1,420	2,746

Shares used in computing diluted net income per share	95,750	106,047

(1)	Options to purchase 9.8 million and 8.7 million shares of common stock were outstanding during the three months ended March 31, 2009 and 2008, respectively, but were not included in the computation of diluted net income per share as inclusion would have been anti-dilutive.

12. Fair Value Measurements

Effective January 1, 2009, we adopted SFAS 157 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis. We did not perform fair value measurements on a nonrecurring basis for nonfinancial assets and nonfinancial liabilities during the first quarter of 2009 since we test goodwill for impairment at the reporting unit level on an annual basis in the fourth quarter, or more frequently if we believe indicators of impairment exist, and there were no acquisitions during the three months ended March 31, 2009.

We account for fair value measurements of financial assets and liabilities in accordance with SFAS 157, which defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard discusses valuation techniques and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

As of March 31, 2009, we held certain assets that are required to be measured at fair value on a recurring basis. These assets included cash equivalents and investments. Included in our investments at March 31, 2009 were $49.8 million par value (with a fair value of $47.7 million) in municipal notes with an auction reset feature (“auction rate securities” or “ARSs”). These securities are collateralized long-term debt instruments that were designed to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 35 days. Due to a decrease in liquidity in the global credit markets, in February 2008 auctions began failing for the ARSs we held. Regularly scheduled auctions for these securities have continued to fail since that time. When these auctions initially failed, higher interest rates for many of the securities went into effect. As of March 31, 2009, we continue to earn and receive interest on all of our auction rate securities. Of the total auction rate securities we held at March 31, 2009, the underlying assets of $49.8 million par value, or 100% of par value, were in securities collateralized by student loan portfolios, most of which are guaranteed by the United States government.

In October 2008, we entered into agreements (the “Agreements”) with the investment firm that sold us our ARSs. By entering into the Agreements, we (1) received the right (“Put Options”) to sell all of our auction rate securities back to the investment firm at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, (2) gave the investment firm the right to purchase all of our auction rate securities or sell them on our behalf at par anytime after the execution of the Agreements through July 2, 2012, (3) received an offer for a “no net cost” loan for up to 70% of the par value of the ARSs until June 30, 2010, and (4) agreed to release the investment firm from certain potential claims related to the collateralized ARSs in certain specified circumstances. We elected to measure the Put Options under the fair value option of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. During the three months ended March 31, 2009, we recorded an unrealized loss of approximately $6.1 million pre-tax within other income (expense), net, and recorded a corresponding credit to long-term other assets. We anticipate that any future changes in the fair value of the Put Options will primarily be offset by the changes in the fair value of the related auction rate securities with no material net impact to our Condensed Consolidated Income Statements. The Put Options will continue to be measured at fair value until the earlier of their maturity or exercise.

We will continue to monitor and evaluate these investments as there is no assurance as to when the market for this investment class will return to orderly operations. As such, we believe that the anticipated recovery period may be longer than twelve months and as a result we classified these investments as long-term investments at March 31, 2009.

The following table represents our fair value hierarchy for financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2009 (in thousands):

	Fair Value Measurements at March 31, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$166,076	$166,076	$—	$—
Term deposits	205	205	—	—
Auction rate securities	47,694	—	—	47,694
Put options	1,763	—	—	1,763

Total	$215,738	$166,281	$—	$49,457

The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at March 31, 2009 (in thousands):

Significant Unobservable Inputs (Level 3)
Balance at December 31, 2008	$49,283
Unrealized gains on ARSs included in other income (expense), net	6,383
Unrealized losses on put options included in other income (expense), net	(6,109)
Net settlements	(100)

Balance at March 31, 2009	$49,457

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

Reportable segment data for the three months ended March 31, 2009 and 2008, respectively, is as follows (in thousands):

	Licenses	Services	Total
Three months ended March 31, 2009
Revenues	$62,370	$103,227	$165,597
Cost of Revenues	6,984	13,761	20,745

Gross profit	$55,386	$89,466	$144,852

Three months ended March 31, 2008
Revenues	$79,142	$93,638	$172,780
Cost of Revenues	7,338	15,071	22,409

Gross profit	$71,804	$78,567	$150,371

Revenues are attributed to geographic areas based on the location of the entity to which the products or services were invoiced. Revenues and long-lived assets concerning principal geographic areas in which we operate are as follows (in thousands):

	United States	United Kingdom	Other International (2)	Total
Three months ended March 31, 2009:
Revenues	$102,832	$15,988	$46,777	$165,597
Long-lived assets (1)	$83,467	$7,351	$9,894	$100,712

Three months ended March 31, 2008:
Revenues	$99,901	$22,042	$50,837	$172,780
Long-lived assets (1)	$80,344	$8,928	$12,648	$101,920

(1)	Includes property and equipment, net and other assets.
(2)	No single country within Other International accounts for greater than 10% of total revenues.

14. Commitments and Contingencies

Securities Litigation. In October 2006, a purported shareholder class action was filed in the United States District Court for the Central District of California against Quest Software and certain of its current or former officers and directors (the “Options Class Action”). The essence of the plaintiff’s allegations in the Options Class Action is that the Company improperly backdated stock options, resulting in false or misleading disclosures concerning, among other things, Quest Software’s financial condition. The plaintiff also alleges that the individual defendants sold Quest Software stock while in possession of material nonpublic information, and that the defendants’ conduct caused damages to the putative plaintiff class. The plaintiff asserts claims under Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In October 2007, the Court denied the Company’s motion to dismiss the amended class action complaint. The U.S. District Court denied the Company’s subsequent motion requesting certification of the Court’s order for interlocutory appellate review, and the plaintiff filed a second amended class action complaint in February 2008. The Company filed a motion to dismiss the second amended class action complaint in March 2008. The court denied the Company’s motion to dismiss the second amended class action complaint on July 10, 2008. The Company filed its answer to the second amended class action complaint on July 24, 2008 and intends to defend the Options Class Action vigorously.

SEC Investigation. In June 2006, the Company received an informal request for information from the staff of the Los Angeles regional office of the Securities and Exchange Commission regarding its option granting practices. In January 2007 the SEC issued a formal order of investigation and a subpoena for the production of documents. Wells notices were delivered by the SEC staff to the Company, Vincent C. Smith, Chief Executive Officer of the Company, and three other former executive officers of the Company in February 2008. On March 12, 2009, without admitting or denying any of the SEC’s allegations, Quest agreed to settle with the SEC by consenting to the entry of a judgment enjoining future violations of certain provisions of the federal securities laws enumerated in the SEC’s complaint. Under the terms of the settlement, Quest was not charged by the SEC with fraud and was not required to pay any monetary penalties as part of the settlement. Additionally, Vincent C. Smith, Quest’s Executive Chairman of the Board of Directors, also entered into a settlement with the SEC. While not admitting or denying any allegations, Mr. Smith agreed, among other things, to the entry of a judgment enjoining future violations of certain federal securities laws. The settlement imposes no restrictions upon Mr. Smith’s service as an officer or director of any publicly traded company, which will allow Mr. Smith to continue to serve the Company in his current role.

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

The Company cannot predict the timing and ultimate outcome of the foregoing legal proceedings, and it cannot estimate the likelihood or potential dollar amount of any adverse results. However, an unfavorable outcome in any of these proceedings could have a material adverse impact upon the financial position, results of operations or cash flows for the period in which the outcome occurs and in future periods.

Acquisitions. The Company has entered into escrow agreements with acquired companies to satisfy certain indemnification obligations of selling shareholders. Certain of these escrow agreements designate Quest as the holder of the escrow money. As of March 31, 2009, we hold approximately $2 million in cash related to these agreements, all of which is included in restricted cash.

General. The Company and its subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business. The foregoing discussion includes material developments that occurred during the three months ended March 31, 2009 or thereafter in our material legal proceedings.

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

15. Subsequent Event

On April 27, 2009, we changed our state of incorporation from California to Delaware through a merger of Quest Software, Inc., a California corporation, with and into Quest Software, Inc., a Delaware corporation established for such purpose. The merger agreement relating to the reincorporation was approved by the requisite vote of shareholders at our Special Meeting of Shareholders on February 13, 2009. Other than the change in the state of incorporation, the reincorporation did not result in any change in the business, physical location, management, assets, liabilities or net worth of Quest, nor did it result in any change in location of our employees, including our management.

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

Numerous important factors, risks and uncertainties affect our operations and could cause actual results to differ materially from those expressed or implied by these or any other forward-looking statements made by us or on our behalf. Readers are urged to carefully review and consider the various disclosures described under Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008, and in other filings with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management’s opinions only as of the date thereof. We do not assume any obligation to revise or update forward-looking statements. Finally, our historic results should not be viewed as indicative of future performance.

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

Quarterly Update

As discussed in more detail throughout our MD&A, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, we delivered the following financial performance:

•	Total revenues decreased by $7.2 million, or 4.2%, to $165.6 million.

•	Total expenses decreased by $16.4 million, or 10.0%, to $146.9 million.

•	Income from operations increased by $9.2 million, or 96.6%, to $18.7 million.

•	Diluted earnings per share decreased by $0.03, or 23.1%, to $0.10.

Our financial performance was affected by the generally weak macro-economic conditions. We experienced a decrease in sales of our Database Management and Application Management products and related services in all geographic regions. Our first quarter 2009 total revenues were also negatively impacted by the strengthening U.S. Dollar relative to certain non-U.S. Dollar currencies in the first quarter of 2009.

The decrease in total expenses was primarily due to decreased personnel costs, which include compensation, benefits and payroll related taxes and are a function of our worldwide headcount. We estimate that these personnel related costs represented approximately 66% of total expenses in the three months ended March 31, 2009 and 2008. Our full-time employee headcount at the end of the first quarter of 2009 was 3,478, which included 100 employees remaining from our acquisition of NetPro in the third quarter of 2008, as compared to 3,458 at the end of the first quarter of 2008. Our full-time employee headcount in locations outside of the United States was 1,637 at the end of the first quarter of 2009 compared to 1,717 at the end of the first quarter of 2008. Our first quarter 2009 total expenses were also impacted by the strengthening U.S. Dollar relative to certain non-U.S. Dollar currencies in the first quarter of 2009, which resulted in a lesser U.S. Dollar equivalent for several currencies as noted above. Since certain of our international expenses are denominated in these non-U.S. Dollar currencies, approximately 70% of the overall decrease in total expenses resulted from foreign currency exchange rates.

The increase in income from operations is due to several factors. First, the change in foreign currency exchange rates had a much greater positive impact on our operating expenses than it did a negative impact on our total revenues. Also, we continue to realize benefit from certain cost management initiatives we have undertaken since mid-2008 which include reduced headcount, travel costs, and other measures. Finally, a larger proportion of total revenues in the quarter was derived from maintenance renewals, which generally have a higher contribution margin.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to revenue recognition, asset valuations (including accounts receivable, goodwill and intangible assets), share-based compensation, income taxes and functional currencies for purpose of consolidation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets, and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of the critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments listed above are discussed further in our Annual Report on Form 10-K for fiscal 2008 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no material changes to our critical accounting policies or estimates during the three months ended March 31, 2009.

Recently Adopted Accounting Pronouncement

See Note 1 of our Notes to Condensed Consolidated Financial Statements for information regarding recent accounting pronouncements.

Results of Operations

The following table sets forth selected condensed consolidated income statement data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended March 31,
	2009	2008
Revenues:
Licenses	37.7%	45.8%
Services	62.3	54.2

Total revenues	100.0	100.0
Cost of revenues:
Licenses	1.0	1.4
Services	8.3	8.7
Amortization of purchased technology	3.2	2.8

Total cost of revenues	12.5	12.9

Gross profit	87.5	87.1
Operating expenses:
Sales and marketing	40.2	44.2
Research and development	22.8	22.1
General and administrative	11.2	13.6
Amortization of other purchased intangible assets	2.1	1.6

Total operating expenses	76.3	81.5

Income from operations	11.2	5.6
Other income (expense), net	(2.5)	4.6

Income before income taxes	8.7	10.2
Income tax provision	2.8	2.4

Net income	5.9%	7.8%

Comparison of Three Months Ended March 31, 2009 and 2008

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages)

	Three Months Ended March 31,		Increase/(Decrease)
	2009	2008	Dollars	Percentage
Revenues:
Licenses
Americas	$38,436	$45,907	$(7,471)	(16.3)%
Rest of World	23,934	33,235	(9,301)	(28.0)%

Total license revenues	62,370	79,142	(16,772)	(21.2)%

Services
Americas	72,605	61,834	10,771	17.4%
Rest of World	30,622	31,804	(1,182)	(3.7)%

Total service revenues	103,227	93,638	9,589	10.2%

Total revenues	$165,597	$172,780	$(7,183)	(4.2)%

Licenses Revenues — The decrease in license revenues was primarily the result of decreased sales across all product groups and geographic regions with the exception of our Virtualization Management products. Our first quarter 2009 license revenues were also negatively impacted by the strengthening U.S. Dollar relative to certain non-U.S. Dollar currencies in the first quarter of 2009. This resulted in a lesser U.S. Dollar equivalent for several currencies including the Euro and British Pound. Since certain of our international sales are denominated in these non-U.S. Dollar currencies, the impact from foreign currency comprised approximately 30% of the overall decrease in license revenues.

Services Revenues — Services revenues are derived from post-contract technical support services (“maintenance”) and consulting and training services. The largest component of our services revenues is maintenance revenue. The main driver of our growth in services revenues was maintenance renewals on our Windows Management products in the Americas. Also contributing to the growth in services revenues were maintenance renewals on our Virtualization Management products. Approximately one-third of the overall increase in services revenues during the period came from the contributions of NetPro. Revenue from consulting and training services as a percentage of total service revenues was approximately 8.2% and 10.3% in the three months ended March 31, 2009 and 2008, respectively.

Maintenance revenues continue to contribute a larger percentage of our total revenues as our installed base of customers grows, through acquisitions and their related maintenance contracts, and through multi-year pre-paid support programs. As our maintenance customer base grows, maintenance renewals have a larger influence on the maintenance revenue growth rate and the amount of new software license revenues has a diminishing effect. Therefore, the growth rate of total revenues does not necessarily correlate directly to the growth rate of new software license revenues in a given period. The primary determinant of changes in our maintenance revenue profile is the extent to which our customers renew their annual maintenance agreements. If our maintenance renewals were to decline materially, our maintenance revenues, total revenues and cash flows would likely decline materially as well.

Cost of Revenues

Total cost of revenues and year-over-year changes are as follows (in thousands, except for percentages).

	Three Months Ended March 31,		Increase/(Decrease)
	2009	2008	Dollars	Percentage
Cost of revenues:
Licenses	$1,669	$2,414	$(745)	(30.9)%
Services	13,761	15,071	(1,310)	(8.7)%
Amortization of purchased technology	5,315	4,924	391	7.9%

Total cost of revenues	$20,745	$22,409	$(1,664)	(7.4)%

Cost of Licenses — Cost of licenses primarily consists of third-party software royalties, product packaging, documentation, duplication, delivery and personnel costs. Cost of licenses as a percentage of license revenues was 2.7% and 3.1% for the three months ended March 31, 2009 and 2008, respectively. The decrease in cost of licenses, both in terms of absolute dollars and as a percentage of license revenues, is primarily the result of a $0.4 million decrease in hardware purchases that are sold with certain of our software products.

Cost of Services — Cost of services primarily consists of personnel, outside consultants, facilities and systems costs used in providing maintenance, consulting and training services. Cost of services does not include development costs related to bug fixes and upgrades which are classified in research and development and which are not separately determinable. Personnel-related costs and travel costs decreased by approximately $0.6 million and $0.3 million, respectively, primarily due to our cost management initiatives that were undertaken in fiscal 2008. An additional $0.5 million of the overall decrease was due to reduced consulting and other professional fees. The impact from foreign currency comprised approximately 90% of the overall decrease in cost of services. Cost of services as a percentage of service revenues was 13.3% and 16.1% in the three months ended March 31, 2009 and 2008, respectively.

Amortization of Purchased Technology — Amortization of purchased technology includes amortization of the fair value of purchased technology associated with acquisitions. The increase in amortization of purchased technology is due to technology acquired in the second, third, and fourth quarters of 2008, partially offset by certain purchased technologies being fully amortized prior to the quarter ended March 31, 2009. We expect amortization of purchased technology within the cost of revenues arising from acquisitions completed prior to March 31, 2009 to be approximately $13.6 million over the remaining three quarters of 2009.

Operating Expenses

Total operating expenses and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended March 31,		Increase/(Decrease)
	2009	2008	Dollars	Percentage
Operating expenses:
Sales and marketing	$66,538	$76,372	$(9,834)	(12.9)%
Research and development	37,696	38,221	(525)	(1.4)%
General and administrative	18,522	23,471	(4,949)	(21.1)%
Amortization of other purchased intangible assets	3,406	2,801	605	21.6%

Total operating expenses	$126,162	$140,865	$(14,703)	(10.4)%

Sales and Marketing — Sales and marketing expenses consist primarily of compensation and benefit costs for sales and marketing personnel, sales commissions, and costs of trade shows, travel and entertainment and various discretionary marketing programs. The decrease in sales and marketing expense during the three months ended March 31, 2009 over the comparable period in 2008 was primarily due to a $5.3 million decrease in personnel related costs and a $1.8 million decrease in travel costs, primarily as a result of our cost management initiatives that were undertaken in fiscal 2008 and also lower commissions paid. We also had a $1.6 million decrease in conferences and trade show costs, a $0.4 million decrease in advertising costs and the impact from foreign exchange. The impact from foreign currency comprised approximately 60% of the overall decrease in sales and marketing expense.

Research and Development — Research and development expenses consist primarily of compensation and benefit costs for software developers who develop new products, bug fixes and upgrades to existing products and at times provide engineering support for maintenance services, software product managers, quality assurance and technical documentation personnel, and payments made to outside software development consultants in connection with our ongoing efforts to enhance our core technologies and develop additional products. The decrease in research and development expense during the first quarter of 2009 as compared to the first quarter of 2008 was primarily due to reduced personnel related costs and travel costs, primarily due to our cost management initiatives that were undertaken in fiscal 2008. The impact from foreign currency comprised approximately 30% of the overall decrease in research and development expense.

General and Administrative — General and administrative expenses consist primarily of compensation and benefit costs for our executive, finance, legal, human resources, administrative and IS personnel, and professional fees for audit, tax and legal services. The decrease in general and administrative expense during the first quarter of 2009 as compared to the same period in 2008 was primarily due to a decrease of $1.3 million in personnel related costs and a $0.2 million decrease in travel costs, primarily due to our cost management initiatives that were undertaken in fiscal 2008. Lower professional accounting, tax and legal fees and recruiting costs contributed $1.3 million to the overall decrease in general and administrative costs. The impact from foreign currency comprised approximately 20% of the overall decrease in general and administrative expenses.

Amortization of Other Purchased Intangible Assets — Amortization of other purchased intangible assets includes the amortization of customer lists, trademarks, non-compete agreements and maintenance contracts associated with acquisitions. The increase in amortization of other purchased intangible assets from the quarter ended March 31, 2009 over the comparable period in 2008 was primarily due to other purchased intangible assets from acquisitions in the second, third, and fourth quarters of 2008, partially offset by certain other purchased intangible assets that were fully amortized prior to the quarter ended March 31, 2009. We expect amortization of other purchased intangible assets within operating expenses arising from acquisitions completed prior to March 31, 2009 to be approximately $9.7 million over the remaining three quarters of 2009.

Other Income (Expense), Net

Other income (expense), net primarily includes interest income generated by our investment portfolio, gains and losses from foreign exchange fluctuations and gains or losses on other financial assets as well as a variety of other non-operating expenses. Other income (expense), net decreased to a $4.1 million expense in the first quarter of 2009 from $7.9 million in income in the first quarter of 2008. The largest impact to other income (expense), net this quarter was attributed to a foreign currency loss of $5.0 million compared to a gain of $4.7 million in the comparable period of 2008. Our foreign currency gains or losses are predominantly attributable to translation gains or losses relative to the U.S. Dollar on the re-measurement of net monetary assets, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar. Interest income was $0.7 million and $3.2 million in the three months ended March 31, 2009 and 2008, respectively. The decrease in interest income was due primarily to lower average investment yields and lower average cash and investment balances.

Income Tax Provision

During the three months ended March 31, 2009, the provision for income taxes increased to $4.6 million from $4.1 million in the comparable period of 2008, representing an increase of $0.5 million. The increase is primarily a result of the mix of pre-tax income between high and low tax jurisdictions and items discretely impacting the quarter ended March 31, 2009, including adjustments due to the adoption of SFAS 141R and enactment of California legislation during the period. The effective income tax rate for the three months ended March 31, 2009 was approximately 31.7% compared to 23.6% in the comparable period of 2008.

Liquidity and Capital Resources

Cash and cash equivalents and short-term and long-term investments were approximately $308.6 million and $257.9 million as of March 31, 2009 and December 31, 2008, respectively.

At March 31, 2009, we held within long-term investments $49.8 million (with a fair value of $47.7 million) of investment grade municipal notes with an auction reset feature (“auction rate securities”). These securities are collateralized by higher education funded student loans which are supported by the federal government as part of the Federal Family Education Loan Program (FFELP). We do not have reason to believe that any of the underlying issuers of our auction rate securities are presently at risk or that the underlying credit quality of the assets backing our auction rate security investments has been impacted by the reduced liquidity of these investments. Based on our current ability to access cash and other short-term investments, our expected operating cash flows, and other sources of cash that we expect to be available, we do not anticipate the current lack of liquidity of these investments to have a material impact on our business strategy, financial condition, results of operations or cash flows. Additionally, in October 2008, we entered into a put agreement with the investment firm that sold us our auction rate securities. Under the terms of the agreement, we have the ability to put all of our auction rate securities to the investment firm at any time during the period beginning June 30, 2010 and ending June 30, 2012 at par value. The investment firm also has the right to repurchase these auction rate securities at par value on or before June 30, 2010. For more information concerning our auction rate securities see Note 12 of our Notes to Condensed Consolidated Financial Statements.

Summarized cash flow information is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Cash provided by operating activities	$48,217	$55,330
Cash used in investing activities	(1,484)	(22,679)
Cash provided by (used in) financing activities	(4,594)	19,920
Effect of exchange rate changes	2,621	(1,605)

Net increase in cash and cash equivalents	$44,760	$50,966

Operating Activities

Cash provided by operating activities is primarily comprised of net income, adjusted for non-cash activities such as depreciation and amortization. These non-cash adjustments represent charges reflected in net income, therefore, to the extent that non-cash items increase or decrease our future operating results, there will be no corresponding impact on our cash flows. After excluding the effects of these non-cash charges, the primary changes in cash flows relating to operating activities resulted from changes in operating assets and liabilities. The analyses of the changes in our operating assets and liabilities are as follows:

•

Accounts receivable decreased to $101.1 million at March 31, 2009 from $153.9 million at December 31, 2008 due to increased collections, which resulted in a decrease in operating assets, reflecting a cash inflow of $49.3 million for the three months ended March 31, 2009. The remaining change in accounts receivable relates to the impact of non-cash foreign currency translation adjustments and is included as part of the “effect of exchange rate changes on cash and cash equivalents” section of our condensed consolidated statements of cash flows. Day’s sales outstanding, or DSO, was 55 days and 70 days as of March 31, 2009 and December 31, 2008, respectively, and our daily sales decreased to $1.8 million for the quarter ended March 31, 2009 compared to $2.2 million for the quarter ended December 31, 2008. Collection of accounts receivable and related DSO could fluctuate in future periods due to the timing and amount of our revenues and their linearity and the effectiveness of our collection efforts.

•

Deferred revenue decreased in the first quarter of 2009, resulting in a decrease in operating liabilities and reflecting a cash outflow of $9.5 million for the three months ended March 31, 2009. The decrease in deferred revenue was due primarily to slower growth in our software post-contract technical support services customer base. Also, there were no acquisitions, which traditionally have resulted in an increase in deferred revenue, in the first quarter of 2009 as compared to the increase in deferred revenue from our acquisition of PassGo in the first quarter of 2008.

One of the primary cash outflows within operating assets and liabilities during the three months ended March 31, 2009 was $4.3 million paid for taxes, a decrease of $9.6 million over the comparable 2008 period.

Investing Activities

Cash used in investing activities in the three months ended March 31, 2009 included $2.4 million in capital expenditures. We will continue to purchase property and equipment needed in the normal course of our business. We also plan to use cash generated from operations and/or proceeds from our investment securities to fund other strategic investment and acquisition opportunities that we continue to evaluate. We plan to use excess cash generated from operations to invest in short and long-term investments consistent with past investment practices.

Financing Activities

In the first quarter of 2009 we received net proceeds of $1.1 million from the issuance of our common stock due to exercises of stock options.

On February 17, 2009, we entered into a two year revolving line of credit agreement with Wells Fargo Foothill, LLC as the arranger, administrative agent and lender (the “Credit Agreement”). We intend to use the proceeds from the Credit

Agreement for working capital and other general corporate purposes. The Credit Agreement allows for cash borrowings and letters of credit under a secured revolving credit facility of up to a maximum of $100 million. Interest will accrue at a floating rate based on, at the Company’s election, (i) LIBOR (subject to reserve requirements and a minimum LIBOR of 2.75%) or (ii) the greatest of (a) 4.0%, (b) the Federal Funds Rate plus 0.5% or (c) Wells Fargo’s prime rate, in each case, plus an applicable margin. The Credit Agreement includes limitations on the Company’s ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividend payments, and dispose of assets. The Credit Agreement is secured by substantially all of the Company’s assets, subject to certain exceptions including the company headquarters facility.

In March 2009, our board of directors authorized a stock repurchase of up to $100 million of our common stock. Any stock repurchases may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including market conditions, corporate and regulatory requirements, and capital availability. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. As of March 31, 2009, we had repurchased approximately 0.3 million shares of our common stock under this program for an aggregate cost of approximately $3.8 million.

As we continue to evaluate potential acquisitions or other general corporate expenditures which may be in excess of current cash available within certain operating entities, sourcing cash to fund these activities requires financial flexibility afforded by financing instruments. As such, we are evaluating potential debt financings in the forms of:

•

Loans against the value of our auction rate securities from the investment firm that sold the instruments to us – In October 2008, we accepted a rights offering from the investment firm that sold us our auction rate securities. Pursuant to the terms of the rights offering, we received the right to enter a “no net cost” loan for up to 70% of the par value of our auction rate securities. The right expires on June 30, 2010. For additional details about this agreement see Note 12 of our Notes to Condensed Consolidated Financial Statements.

•

Mortgage – We are considering a mortgage secured by our two office buildings located at our corporate headquarters in Aliso Viejo, California, which have an estimated value of approximately $56 million.

Based on our current operating plan, we believe that our existing cash, cash equivalents, investment balances, cash flows from operations and available debt financing will be sufficient to finance our operational cash needs through at least the next 12 to 24 months. Our ability to generate cash from operations is subject to substantial risks as described in Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008. One of these risks is that our future business does not stay at a level that is similar to, or better than, our recent past. In that event, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash, cash equivalents, investment balances and debt financing to support our working capital and other cash requirements. Also, acquisitions are an important part of our business model. As such, significant amounts of cash could and will likely be used in the future for additional acquisitions or strategic investments. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through public or private equity or, as discussed above, debt financing or from other sources. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

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

Our exposure to foreign exchange risk is composed of the combination of our foreign operations net profits and losses denominated in currencies other than the U.S. Dollar, as well as our net balances of monetary assets and liabilities in our foreign subsidiaries. These exposures have the potential to produce either gains or losses depending on the directional movement of the foreign currencies versus the U.S. Dollar and our operational profile in foreign subsidiaries. Our cumulative currency gains or losses in any given period may be lessened by the economic benefits of diversification and low correlation between different currencies, but there can be no assurance that this pattern will continue to be true in future periods. During the quarter ended March 31, 2009, we had a negative effect, or reduction, of $5.5 million on total revenues and a positive effect in the form of a reduction to total expenses by $11.6 million related to foreign currency fluctuation. In addition, during the quarter ended March 31, 2009, we had a $5.0 million foreign currency loss within other income (expense), net compared to a $4.7 million foreign currency gain in the comparable period in 2008.

The foreign currencies to which we currently have the most significant exposure are the Euro, the Canadian Dollar, the British Pound, the Australian Dollar and the Russian Ruble. Prior to January 1, 2009, we have not used derivative financial instruments to hedge our foreign exchange exposures, nor have we used such instruments for speculative trading purposes. However, in March 2009, we implemented a limited foreign exchange hedging program. The program is initially limited to hedges of our foreign exchange exposures related to our balance sheet. This area was identified by management as having significant exposure to changes in foreign currency exchange rates, thus the limited hedging program is expected to mitigate our risk that our other income (expense), net will be adversely affected by changes in foreign currency exchange rates.

Interest Rate Risk

Our exposure to market interest-rate risk relates primarily to our investment portfolio. We traditionally do not use derivative financial instruments to hedge the market risks of our investments. We place our investments with high-quality issuers and money market funds and articulate allocation limits in our investment policy to any one issuer other than the United States government. Our investment portfolio as of March 31, 2009 consisted of money market funds, auction rate securities and term deposits. Investments purchased with an original maturity of three months or less are considered to be cash equivalents. We classify our auction rate securities as trading and term deposits as available-for-sale. Trading securities are carried at fair value, with changes in fair value reported in earnings. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity.

At March 31, 2009, we held within long-term investments $49.8 million (with a fair value of $47.7 million) of auction rate securities. The Dutch auction process that resets the applicable interest rate at predetermined calendar intervals is intended to provide liquidity to the holder of the auction rate securities by matching buyers and sellers within a market context enabling the holder to gain immediate liquidity by selling such interests at par or rolling over their investment. The auctions for these securities began failing in February of 2008. When auctions fail, our securities earn interest based on formulaic multiples of municipal bond indices such as the JJ Kenny Index or the S&P High Grade Index. The resulting interest rate has been highly sensitive to changes in the short term structure of interest rates and asset backed securities.

Information about our investment portfolio is presented in the table below, which states the amortized book value and related weighted-average interest rates by year of maturity (in thousands, except for percentages):

	Amortized Book Value	Weighted Average Rate
Investments maturing by March 31,
2010 (1)	$166,230	0.67%
2011 (2)	49,825	1.63%
2012	—	—
2013	—	—
2014	—	—
Thereafter	—	—

Total portfolio	$216,055	0.89%

(1)	Includes $166.1 million in cash equivalents.
(2)	Represents our auction rate securities, which become exercisable under Put Options in 2010 (see Note 12 of our Notes to Condensed Consolidated Financial Statements for additional information regarding our auction rate securities).

Item 4.	Controls and Procedures

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009 as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of that date, our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act were effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under Note 14 of our Notes to Condensed Consolidated Financial Statements, included in Part I of this Report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 1A.	Risk Factors

You should carefully consider the risks described in Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below summarizes information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended March 31, 2009.

Period	Total Number of Shares of Common Stock Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions)
Jan. 1, 2009 through Jan. 31, 2009	N/A	N/A	N/A	N/A
Feb. 1, 2009 through Feb. 28, 2009	N/A	N/A	N/A	N/A
Mar. 1, 2009 through Mar. 31, 2009	341,639	$11.37	341,639	$96.1

Total	341,639	$11.37	341,639	$96.1

(1)	In March 2009, our board of directors authorized a stock repurchase of up to $100 million of our common stock. Any stock repurchases may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including market conditions, corporate and regulatory requirements, and capital availability. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.
(2)	The price paid per share of common stock does not include the related transaction costs.

Item 4.	Submission of Matters to a Vote of Security Holders

We held a special meeting of our stockholders on February 13, 2009 at which our stockholders approved a proposal for our reincorporation from California to Delaware. At the special meeting there were present in person or by proxy 79,291,703 votes, representing approximately 83.8% of the total outstanding eligible votes. The proposal received 55,581,837 votes in favor and 23,696,683 votes against. There were 13,183 abstentions and no broker non-votes.

Item 6.	Exhibits

Exhibit Number	Exhibit Title
3.1	Certificate of Incorporation of Quest Software, Inc. (1)

3.2	Bylaws of Quest Software, Inc. (1)

4.1	Form of Registrant’s Specimen Common Stock Certificate. (2)

10.1	Credit Agreement dated as of February 17, 2009 between Quest Software, Inc. and Wells Fargo Foothill, LLC.

10.2	Security Agreement dated as of February 17, 2009 among Quest Software, Inc., Aelita Software Corporation, ScriptLogic Corporation, Vizioncore, Inc., NetPro Computing, Inc. and those additional entities that hereafter become parties hereto, and Wells Fargo Foothill, LLC.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to our Current Report on Form 8-K filed April 30, 2009.
(2)	Incorporated herein by reference to our Registration Statement on Form S-1 and all amendments thereto (File No. 333-80543) filed June 11, 1999.
++	Indicates a management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST SOFTWARE, INC.

Date: May 11, 2009	/S/ Scott J. Davidson
Scott J. Davidson Senior Vice President, Chief Financial Officer

/s/ Scott H. Reasoner
Scott H. Reasoner, Vice President, Corporate Controller