Form 10-Q
period 2009-06-30
QUEST SOFTWARE INC
filed 2009-08-10
CIK 1088033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of August 4, 2009, was 88,214,302.

QUEST SOFTWARE, INC.

FORM 10-Q

QUEST SOFTWARE, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$283,040	$215,895
Restricted cash	884	2,425
Short-term investments	212	632
Accounts receivable, net of allowances of $6,422 and $8,384 at June 30, 2009 and December 31, 2008, respectively	110,884	153,892
Prepaid expenses and other current assets	17,945	17,362
Deferred income taxes	19,034	18,460

Total current assets	431,999	408,666
Property and equipment, net	75,563	77,394
Long-term investments	47,064	41,410
Intangible assets, net	88,168	104,567
Goodwill	660,274	655,777
Deferred income taxes	23,321	28,026
Other assets	28,647	29,819

Total assets	$1,355,036	$1,345,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,309	$3,798
Accrued compensation	39,578	45,079
Other accrued expenses	31,348	39,760
Current portion of income taxes payable	112	167
Current portion of deferred revenue	253,706	272,626

Total current liabilities	329,053	361,430
Long-term liabilities:
Long-term portion of deferred revenue	70,837	66,086
Long-term portion of income taxes payable	38,014	40,846
Other long-term liabilities	6,696	3,545

Total long-term liabilities	115,547	110,477
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 94,578 and 94,298 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	95	94
Additional paid-in capital	747,182	740,887
Retained earnings	163,159	132,771

Total stockholders’ equity	910,436	873,752

Total liabilities and stockholders’ equity	$1,355,036	$1,345,659

See accompanying Notes to Condensed Consolidated Financial Statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Licenses	$61,639	$75,286	$124,009	$154,428
Services	102,618	98,147	205,845	191,785

Total revenues	164,257	173,433	329,854	346,213
Cost of revenues:
Licenses	1,873	1,775	3,542	4,189
Services	14,499	16,333	28,260	31,404
Amortization of purchased technology	4,626	4,669	9,941	9,593

Total cost of revenues	20,998	22,777	41,743	45,186

Gross profit	143,259	150,656	288,111	301,027
Operating expenses:
Sales and marketing	65,490	81,275	132,028	157,647
Research and development	35,510	39,297	73,206	77,518
General and administrative	17,678	22,220	36,200	45,691
Amortization of other purchased intangible assets	3,261	2,511	6,667	5,312
In-process research and development	—	955	—	955

Total operating expenses	121,939	146,258	248,101	287,123

Income from operations	21,320	4,398	40,010	13,904
Other income, net	4,780	3,026	634	10,911

Income before income tax provision (benefit)	26,100	7,424	40,644	24,815
Income tax provision (benefit)	5,641	(842)	10,256	3,261

Net income	$20,459	$8,266	$30,388	$21,554

Net income per share:
Basic	$0.22	$0.08	$0.32	$0.21

Diluted	$0.21	$0.08	$0.32	$0.20

Weighted average shares:
Basic	94,381	104,247	94,355	103,774
Diluted	96,129	106,643	95,978	106,277

See accompanying Notes to Condensed Consolidated Financial Statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$30,388	$21,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,646	23,209
Compensation expense associated with share-based payments	7,331	9,167
Deferred income taxes	3,792	2,118
Unrealized gains on long-term investments, net of loss from put options	(402)	—
Excess tax benefit related to share-based compensation	(292)	(3,138)
Provision for bad debts	61	414
In-process research and development	—	955
Other non-cash adjustments, net	60	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	44,064	47,955
Prepaid expenses and other current assets	810	(29)
Other assets	(650)	(892)
Accounts payable	(3,298)	1,083
Accrued compensation	(7,039)	(5,092)
Other accrued expenses	(9,458)	(5,682)
Income taxes payable	(6,307)	(14,488)
Deferred revenue	(14,169)	2,132
Other liabilities	3,027	20

Net cash provided by operating activities	72,564	79,286
Cash flows from investing activities:
Purchases of property and equipment	(3,940)	(5,530)
Cash paid for acquisitions, net of cash acquired	—	(52,672)
Change in restricted cash	1,664	48,924
Purchases of cost method investments	(3,000)	(3,160)
Purchases of investment securities	—	(51,999)
Sales and maturities of investment securities	540	39,064

Net cash used in investing activities	(4,736)	(25,373)
Cash flows from financing activities:
Repurchase of common stock	(3,916)	—
Repayment of capital lease obligations	(126)	(107)
Cash paid for line of credit fees	(1,979)	—
Proceeds from the exercise of stock options	4,663	36,824
Excess tax benefit related to share-based compensation	292	3,138

Net cash provided by (used in) financing activities	(1,066)	39,855
Effect of exchange rate changes on cash and cash equivalents	383	(1,828)

Net increase in cash and cash equivalents	67,145	91,940
Cash and cash equivalents, beginning of period	215,895	235,568

Cash and cash equivalents, end of period	$283,040	$327,508

Supplemental disclosures of consolidated cash flow information:
Cash paid for interest	$2,353	$556

Cash paid for income taxes	$11,337	$16,073

Supplemental schedule of non-cash investing and financing activities:
Unrealized loss on available-for-sale securities	$—	$1,978

Capital lease additions	$164	$—

Unpaid purchases of property and equipment	$2,148	$318

See accompanying Notes to Condensed Consolidated Financial Statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$20,459	$8,266	$30,388	$21,554
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax	—	(583)	—	(1,978)

Comprehensive income	$20,459	$7,683	$30,388	$19,576

See accompanying Notes to Condensed Consolidated Financial Statements.

QUEST SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Basis of Presentation

Quest Software, Inc. (“Quest,” the “Company,” “we,” “us” or “our”) was incorporated in California in 1987 and reincorporated in Delaware in 2009 and is a leading developer and vendor of application, database, Windows and virtualization management software products. We also provide consulting, training, and support services to our customers. Our accompanying unaudited condensed consolidated financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008, reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, in February 2008, the FASB issued two FASB Staff Positions (“FSP”): FSP SFAS 157-1 removes leasing from the scope of SFAS 157 and FSP SFAS 157-2 approves a one year deferral for the implementation of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB issued FSP SFAS 157-3 which clarifies the application of SFAS 157 in a market that is not active. We adopted this statement for financial assets and financial liabilities measured at fair value on a recurring basis effective January 1, 2008 and for non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis effective January 1, 2009 (see Note 13 for further details). There was no impact from adoption of this standard and the FSP’s noted above on our consolidated financial position or results of operations. In April 2009, the FASB issued FSP SFAS 157-4 which provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly and was effective for us in the second quarter of fiscal 2009. There was not a material impact from adoption of this FSP on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. In addition, SFAS 141R requires that: acquisition costs be generally expensed as incurred; noncontrolling interests (formerly known as “minority interests” – see SFAS 160 discussion below) be valued at fair value at the acquisition date; acquired contingent liabilities be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; in-process research and development be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination be generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141R also includes a substantial number of new disclosure requirements. In April 2009, the FASB issued an FSP that amends and clarifies SFAS 141R on the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, since we are a calendar year-end company we adopted SFAS 141R effective January 1, 2009. We did not complete any acquisitions during the six months ended June 30, 2009 and, therefore, there was not a significant impact from adoption of this standard on our consolidated financial position or results of operations. We expect SFAS 141R will have an impact on accounting for future business combinations but the impact will be dependent upon the nature, terms and size of future acquisitions.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This Statement is effective for interim and annual periods ending after June 15, 2009 and was effective for us in the second quarter of fiscal 2009. The adoption of this Statement did not have a material impact on our consolidated financial position or results of operations (see Note 16 for further details).

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends the consolidation guidance that applies to variable interest entities and the definition of a variable interest entity and requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. This Statement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for us January 1, 2010. We are currently evaluating the impact the adoption of SFAS 167 will have on our consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 is effective for interim and annual periods ending after September 15, 2009 and will be effective for us in the third quarter of fiscal 2009. We do not expect the adoption of SFAS 168 to have a material effect on our consolidated financial position or results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation within the stockholders’ equity section of our December 31, 2008 condensed consolidated balance sheet as a result of changing our state of incorporation from California to Delaware during the second quarter of 2009 and assigning a par value to our common stock.

Prior Period Correction

As previously disclosed in our Quarterly Report on Form 10-Q for the period ended June 30, 2008, in the second quarter of fiscal 2008 we determined that $2.5 million had been inadvertently recognized as revenue in the prior interim reporting period in advance of cash collection contrary to our revenue recognition policy for this class of transactions. Of this $2.5 million, approximately $1.5 million was recognized within the three months ended June 30, 2008 upon cash collection and $1.0 million remained deferred as of June 30, 2008 pending cash collection.

2. Cash and Cash Equivalents and Investments

The following table summarizes our cash and cash equivalents and investments by balance sheet classification at the dates indicated (in thousands):

	June 30, 2009
Classification on balance sheet	Cost	Fair Value (1)
Cash and cash equivalents	$283,040	$283,040
Short-term investments	212	212
Long-term investments	49,800	47,064

Total cash and cash equivalents and investments	$333,052	$330,316

(1)	See Note 13 for further details regarding fair value measurements.

The following table summarizes our investments by major security type at the dates indicated (in thousands):

	June 30, 2009
Major security type:	Cost	Fair Value
Available-for-sale securities: Term deposits	$212	$212
Trading securities: Municipal auction rate securities	49,800	47,064

Total investments	$50,012	$47,276

At June 30, 2009, we held $49.8 million par value (with a fair value of $47.1 million) in municipal notes with an auction reset feature (“auction rate securities” or “ARSs”). These securities are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 35 days. Due to a decrease in liquidity in the global credit markets, in February 2008 auctions began failing for the ARSs we held. Regularly scheduled auctions for these securities have continued to fail since that time. As of June 30, 2009, we continue to earn and receive interest on all of our ARSs. Of the total ARSs we held at June 30, 2009, the underlying assets of $49.8 million par value, or 100% of par value, were in securities collateralized by student loan portfolios, which are guaranteed by the United States government.

In October 2008, we entered into agreements (the “Agreements”) with the investment firm that sold us our ARSs. By entering into the Agreements, we (1) received the right (“Put Options”) to sell all of our ARSs back to the investment firm at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, (2) gave the investment firm the right to purchase all of our ARSs or sell them on our behalf at par anytime after the execution of the Agreements through July 2, 2012, (3) received an offer for a “no net cost” loan for up to 70% of the par value of the ARSs until June 30, 2010, and (4) agreed to release the investment firm from certain potential claims related to the collateralized ARSs in certain specified circumstances. We elected to measure the Put Options under the fair value option of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. During the three months ended June 30, 2009, we recorded within other income, net a pretax unrealized $0.7 million gain on our Put Options which was offset by a pretax unrealized $0.6 million loss on our ARSs. During the six months ended June 30, 2009, we recorded within other income, net a pretax unrealized $5.4 million loss on our Put Options which was offset by a pretax unrealized $5.8 million gain on our ARSs. The corresponding offset to the unrealized gains and losses on our Put Options is recorded within long-term other assets during each period. We anticipate that any future changes in the fair value of the Put Options will primarily be offset by the changes in the fair value of the related ARSs with no material net impact to our Condensed Consolidated Income Statements. The Put Options will continue to be measured at fair value until the earlier of their maturity or exercise. See Note 13 for further details regarding fair value measurements.

We will continue to monitor and evaluate these investments as there is no assurance as to when the market for this investment class will return to orderly operations. As such, we believe that the anticipated recovery period may be longer than twelve months and as a result we classified these investments as long-term investments at June 30, 2009.

3. Share-Based Payments

We have authorized the issuance of 31.8 million shares of common stock to employees, directors and consultants under our 2008 Stock Incentive Plan (the “2008 Plan”). The 2008 Plan is the successor to the Quest Software, Inc. 1999 Stock Incentive Plan, as amended (the “1999 Plan”) and the Quest Software, Inc. 2001 Stock Incentive Plan (the “2001 Plan” and, together with the 1999 Plan, the “Prior Plans”). The 2008 Plan became effective July 1, 2008. All outstanding stock awards granted under the Prior Plans remain subject to the terms and conditions of those predecessor plans. All stock awards granted after July 1, 2008 will be subject to the terms of the 2008 Plan.

The 2008 Plan provides for the discretionary grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, and other forms of equity compensation to its employees. We use stock awards under the 2008 Plan to secure and retain the services of our employees and directors providing such eligible individuals with an opportunity to benefit from increases in the value of our Common Stock, and thereby aligning the long-term compensation and interests of those individuals with our stockholders. As of June 30, 2009, there were 16.5 million shares available for grant under the 2008 Plan.

Option Awards

Incentive stock options and nonstatutory stock options (“option awards”) are granted with an exercise price not less than the market price of our stock at the date of grant. Option awards generally vest based on four to five years of continuous service and generally have 10-year contractual terms.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The fair value of these awards is amortized on a straight-line basis over the vesting period. As of January 1, 2009, expected volatilities are based on historical volatilities of Quest’s stock, which is a departure from past practice of using implied volatilities derived from the market prices of our traded options with similar terms. We decided to make this change because we have significantly reduced the level of option award granting activity and both analyses produced similar results. We use historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate is based on the U.S. Treasury zero-coupon issues in effect at the time of option grant for equivalent remaining terms. We do not expect to pay any dividends and, therefore, we use an expected dividend yield of zero. We used the following weighted-average assumptions for option awards during the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Expected volatility	40%	44%	40%	44%
Expected term (in years)	5.9	6.6	5.9	6.7
Risk-free interest rate	2.4%	3.8%	2.2%	3.4%
Expected dividend yield	None	None	None	None

A summary of the activity of option awards during the six months ended June 30, 2009, and details regarding the option awards outstanding and exercisable at June 30, 2009, are as provided below:

	Number of Shares (in thousands)	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2008	15,262	$16.05
Granted	586	$12.61
Exercised	(456)	$10.21
Canceled/forfeited/expired	(220)	$15.47

Outstanding at June 30, 2009	15,172	$16.10	4.02	$19,725

Vested or expected to vest at June 30, 2009	14,987	$16.14	3.97	$19,584

Exercisable at June 30, 2009	13,441	$16.41	3.60	$18,659

(1)	These amounts represent the difference between the weighted-average exercise price and $13.94, the closing price of Quest Software, Inc. stock on June 30, 2009 as reported on the NASDAQ National Market, for all in-the-money options outstanding.

The weighted-average fair value of options granted during the six months ended June 30, 2009 and 2008 was $5.18 and $7.31, respectively. The total intrinsic value of options exercised was $1.5 million and $20.1 million for the six months ended June 30, 2009 and 2008, respectively. The total fair value of options vested during the six months ended June 30, 2009 and 2008 was approximately $5.0 million and $7.5 million, respectively.

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

A summary of our RSUs activity during the six months ended June 30, 2009 is provided below:

	Number of Shares	Weighted-Average Grant Date Fair Value (per share)
Nonvested at January 1, 2009	266,290	$13.83
Granted (1)	819,821	$12.49
Vested	(217,714)	$13.15
Forfeited	(4,370)	$12.49

Nonvested at June 30, 2009	864,027	$12.74

(1)	Granted RSUs include 135,225 shares that are subject to performance conditions whereby the final number of awards will be determined by the application of the awards to the Company’s actual performance during the 2009 performance period against the established financial objectives. The number disclosed is the maximum deliverable assuming 100% of the 2009 financial objectives are achieved.

The total fair value of RSUs vested during the six months ended June 30, 2009 and 2008 was $2.9 million and $0.8 million, respectively.

Share-Based Compensation Expense

The following table presents the income statement classification of all share-based compensation expense for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of licenses	$—	$1	$—	$2
Cost of services	176	276	336	535
Sales and marketing	1,459	2,222	2,721	3,949
Research and development	1,146	1,586	2,600	3,222
General and administrative	417	1,502	1,674	2,280

Total share-based compensation	3,198	5,587	7,331	9,988
Recognized income tax impact	691	(634)	1,850	1,312

Reduction of net income	$2,507	$6,221	$5,481	$8,676

As of June 30, 2009, total unrecognized share-based compensation cost related to unvested option awards was $10.5 million, which is expected to be recognized over a weighted-average period of 2.3 years and total unrecognized share-based compensation expense related to unvested RSUs was $9.6 million, which is expected to be recognized over a weighted-average period of 2.3 years.

4. Acquisitions

2008 Acquisitions

NetPro Computing, Inc. – In September 2008 we acquired NetPro Computing, Inc. (“NetPro”), a leading provider of Microsoft infrastructure optimization solutions, for purchase consideration of approximately $79.1 million, including $0.4 million in transaction costs. The acquisition of NetPro allows Quest to further extend our product portfolio to deliver a comprehensive set of products to manage complex Microsoft infrastructures. The combined product offering is expected to provide robust solutions to better migrate, manage and secure Microsoft Active Directory, Exchange, SharePoint and SQL Server environments. The acquisition has been accounted for as a purchase and the purchase price was allocated primarily to goodwill and other intangible assets. Total goodwill of $55.2 million was assigned $33.1 million and $22.1 million to the license and service segments of our business, respectively, and is not expected to be deductible for tax purposes. The preliminary goodwill allocation of 60% to licenses and 40% to services is based on both historical and projected relative contribution from licenses and services revenues. Actual results of operations of NetPro are included in our consolidated financial statements from the date of acquisition. Our preliminary allocation, which is pending resolution of pre-acquisition net operating loss carryover and is expected to be completed in September 2009 when our consolidated tax returns are due, of the purchase price to assets and liabilities based upon the fair value determinations as of June 30, 2009 was as follows (in thousands):

Cash and cash equivalents	$3,798
Other current assets	3,877
Acquired technologies with a useful life of 4.0 years	16,500
Customer relationships with a weighted average useful life of 4.1 years	18,300
Non-compete agreements with a useful life of 3.0 years	1,000
Goodwill	55,233
Other non-current assets	1,134
Other current liabilities	(4,736)
Deferred revenue	(7,061)
Non-current liabilities	(8,948)

Total purchase price	$79,097

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

We completed one acquisition during the second quarter of 2008. The aggregate consideration paid for this transaction was $3.5 million paid in cash and was allocated as follows: $2.5 million to goodwill, $1.0 million to in-process research and development which was written off on the date of acquisition, $0.5 million to non-compete agreements with an estimated useful life of 3 years and $(0.5) million to assumed liabilities, net of tangible assets acquired. Actual results of operations of this acquisition are included in our consolidated financial statements from the effective date of the acquisition.

The pro forma effects of all 2008 acquisitions, individually or in the aggregate, would not have been material to our results of operations for the three and six months ended June 30, 2008 and, therefore, are not presented.

5. Goodwill and Intangible Assets, Net

Intangible assets, net are comprised of the following (in thousands):

	June 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$151,746	$(107,952)	$43,794	$151,526	$(98,000)	$53,526
Customer relationships	69,627	(33,918)	35,709	69,627	(28,225)	41,402
Non-compete agreements	12,919	(11,647)	1,272	12,919	(11,100)	1,819
Trademarks and trade names (1)	12,680	(5,287)	7,393	12,680	(4,860)	7,820

	$246,972	$(158,804)	$88,168	$246,752	$(142,185)	$104,567

(1)	Trademarks and trade names include $6.2 million in a trade name related to our acquisition of ScriptLogic Corporation (“ScriptLogic”) in August 2007 that has an indefinite useful life, and as such is not being amortized.

Amortization expense for amortizing intangible assets was $7.9 million and $16.6 million for the three and six months ended June 30, 2009, respectively. This compares to $7.2 million and $14.9 million for the three and six months ended June 30, 2008, respectively. Estimated annual amortization expense related to amortizing intangible assets reflected on our June 30, 2009 balance sheet is as follows (in thousands):

Estimated Annual Amortization Expense
2009 (remaining 2 quarters)	$15,509
2010	26,553
2011	22,615
2012	15,027
2013	2,264

Total accumulated amortization	$81,968

The changes in the carrying amount of goodwill by reportable operating segment for the six months ended June 30, 2009 are as follows (in thousands):

	Licenses	Services	Total
Balance as of December 31, 2008	$463,194	$192,583	$655,777
Adjustments (1)	2,698	1,799	4,497

Balance as of June 30, 2009	$465,892	$194,382	$660,274

(1)	Primarily from finalization of purchase price allocations for various acquisitions.

6. Cost Method Investments

We invested $3.0 million in an early stage private company during the three and six months ended June 30, 2009. Our investments in early stage private companies do not have a readily determined market value and were accounted for under the cost method, given that we do not have the ability to exercise significant influence. We periodically monitor our investments for impairment and will record reductions in carrying values if and when necessary. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. No such events were noted during the three and six months ended June 30, 2009. Our cumulative investments are included as part of other assets in our condensed consolidated balance sheet at June 30, 2009 and December 31, 2008 and were carried at $14.5 million and $11.5 million, respectively.

7. Line of Credit

On February 17, 2009, we entered into a two year revolving line of credit agreement with Wells Fargo Foothill, LLC as the arranger, administrative agent and lender (the “Credit Agreement”). We intend to use any proceeds from the Credit Agreement for working capital and other general corporate purposes. The Credit Agreement allows for cash borrowings and letters of credit under a secured revolving credit facility of up to a maximum of $100 million. Interest will accrue at a floating rate based on, at the Company’s election, (i) LIBOR (subject to reserve requirements and a minimum LIBOR of 2.75%) or (ii) the greatest of (a) 4.0%, (b) the Federal Funds Rate plus 0.5% or (c) Wells Fargo’s prime rate, in each case, plus an applicable margin. The Credit Agreement includes limitations on the Company’s ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividend payments, and dispose of assets. The Credit Agreement is secured by substantially all of the Company’s assets, subject to certain exceptions, and includes certain financial covenants. We were in compliance with these covenants as of June 30, 2009. Total fees associated with this line of credit were approximately $2 million and will be amortized over the life of the Credit Agreement as interest expense. During the three and six months ended June 30, 2009, $0.3 million and $0.4 million, respectively, in amortization of these fees was recognized as interest expense within other income, net. As of June 30, 2009, we have a zero balance outstanding under this line of credit.

8. Derivatives

Foreign Exchange Risk Management Policy

In February 2009, our Board of Directors approved the Foreign Exchange Risk Management Policy. The policy identifies target exposures such as balance sheet, cash flow and income statement risks, program objectives, approved financial instruments and counterparties, accounting and tax treatment, as well as oversight, reporting and controls. The functional currency, as defined by SFAS No. 52, Foreign Currency Translation, of all our subsidiaries is the U.S. Dollar. Our exposure to foreign exchange risk is composed of the combination of our foreign operations net profits and losses denominated in currencies other than the U.S. Dollar, as well as our net balances of monetary assets and liabilities within our foreign subsidiaries. These exposures have the potential to produce either gains or losses depending on the directional movement of the foreign currencies versus the U.S. Dollar and our operational profile in foreign subsidiaries. Certain balance sheet and income statement items are re-measured each period and the changes in value are recorded within other income, net.

In March 2009, we initiated a limited balance sheet hedging program with the stated objective of reducing volatility within other income, net. Under this program, which remains immaterial at this time, we have begun using derivatives in the form of forward foreign currency contracts to hedge certain balance sheet exposures. Changes in value of these derivative forward contracts are recorded within other income, net. During the three and six months ended June 30, 2009, we recorded realized losses of $0.8 million and $1.4 million, respectively, associated with our forward foreign currency contracts within other income, net. As of June 30, 2009, the trade of the contracts we executed resulted in a $0.1 million receivable recorded within prepaid expenses and other current assets. On June 30, 2009, we entered into and had outstanding forward foreign currency contracts with a notional amount of 3.2 million Danish Krones, or approximately $0.6 million, 2.9 million Euros, or approximately $4.1 million, and 1.5 million British Pounds, or approximately $2.4 million. These forward foreign currency contracts all settled on August 3, 2009.

During the three and six months ended June 30, 2009, we did not designate any foreign currency exchange contracts as derivatives that qualify for hedge accounting under SFAS No. 133, Accounting for Derivatives and Hedging Activities (“SFAS 133”). However, during the three and six months ended June 30, 2009, we entered into non-designated foreign exchange contracts to hedge outstanding balance sheet exposures.

The gains and losses on foreign currency contracts used to manage balance sheet exposures are recognized as a component of other income, net in the same period as the remeasurement gain or loss of the related foreign currency denominated assets and liabilities.

		Amount of Gain (Loss) Recognized in Income on Derivative Instruments (in thousands)
Derivatives not designated as hedging instruments under SFAS 133	Location of gain (loss) recognized in income on derivative instruments	Three months ended June 30, 2009	Six months ended June 30, 2009
Foreign currency exchange contracts	Other income, net	$(799)	$(1,408)

The net realized contractual losses recognized for the three and six months ended June 30, 2009 were used by the Company to offset actual foreign currency transactional net gains of $5.4 million and $1.0 million, respectively.

9. Stockholders’ Equity

In March 2009, our board of directors authorized a stock repurchase of up to $100 million of our common stock. This stock repurchase authorization was terminated in connection with the commencement of the June 2009 tender offer as discussed below. During the three months ended June 30, 2009, we repurchased no shares under this stock repurchase authorization. During the six months ended June 30, 2009, we repurchased 341,639 shares under this stock repurchase authorization at a weighted-average price per share of $11.37, for a total cost of $3.9 million.

In June 2009, our board of directors authorized a modified “Dutch Auction” tender offer to purchase up to 10,715,000 shares of our common stock at a price not greater than $14.00 nor less than $12.50 per share. This offer expired on June 30, 2009. The tendered shares were accepted for purchase and paid for in July 2009 and, therefore, our condensed consolidated financial statements as of and for the three and six months ended June 30, 2009 do not reflect the results of this tender offer. See Note 16 for further details regarding the final results of this tender offer.

10. Other Income, Net

Other income, net consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest income	$487	$2,736	$1,194	$5,901
Interest expense	(495)	(50)	(725)	(109)
Foreign currency gain (loss), net (1)	4,597	(55)	(422)	4,672
Unrealized gains (losses) on ARSs (2)	(605)	—	5,778	—
Unrealized gains (losses) on Put Options (2)	733	—	(5,376)	—
Other income, net	63	395	185	447

Total other income, net	$4,780	$3,026	$634	$10,911

(1)	Our foreign currency gains or losses within other income, net are predominantly attributable to translation gains or losses on the re-measurement of our net balances of monetary assets and liabilities in our foreign subsidiaries, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar. The foreign currency translation adjustments to these balance sheet items reflect a change in currency spot rates at the end of the quarter compared to spot rates from the previous quarter.
(2)	See Note 2 for details.

11. Income Tax Provision

The provision for income taxes increased to $5.6 million and $10.3 million, respectively, for the three and six months ended June 30, 2009 from $(0.8) million and $3.3 million in the comparable periods of 2008. The increase is primarily related to a result of the mix of pre-tax income between high and low tax jurisdictions and items discretely impacting the period ended June 30, 2009 including adjustments due to the adoption of SFAS 141R, enactment of California income tax legislation, and resolution of the US-France Mutual Agreement Procedure during the period. The provision for income taxes for the period ended June 30, 2008 also included the discrete effect related to the closure of an Internal Revenue Service examination of the tax filing for the year December 31, 2004. The effective income tax rate for the three and six months ended June 30, 2009 was approximately 21.6% and 25.2%, respectively, compared to (11.3) % and 13.1% in the comparable periods of 2008.

FASB Interpretation No. 48 (“FIN 48”) Significant Event

During the second quarter of 2009, the Company received notification from the French Tax Authorities of a resolution reached with the Internal Revenue Service pursuant to the Mutual Agreement Procedure provided for in Article 26 of the US-France Income Tax treaty. The resolution provided for additional income to be recognized in France and less income to be recognized in the US for the tax years ended December 31, 2000 through the first quarter of 2003. As a result, the Company revised the balance of its unrecognized tax benefit to reflect the impact of these adjustments. Furthermore, the Company reassessed and revised the existing balance of its unrecognized tax benefit related to tax years ended during the second quarter of 2003 through 2008 in light of the recent resolution. The impact of these items resulted in a net increase in the gross unrecognized tax benefit of $3.5 million during the period ended June 30, 2009. The overall effective tax rate impact of these items recorded during the period ended June 30, 2009 is a benefit of approximately $0.1 million.

12. Net Income Per Share

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

The table below sets forth the reconciliation of the denominator of the net income per share calculation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Shares used in computing basic net income per share	94,381	104,247	94,355	103,774
Dilutive effect of stock options and RSUs (1)	1,748	2,396	1,623	2,503

Shares used in computing diluted net income per share	96,129	106,643	95,978	106,277

(1)	Options to purchase 9.2 million and 8.4 million shares of common stock during the three months ended June 30, 2009 and 2008, respectively, and 9.4 million and 8.7 million shares of common stock during the six months ended June 30, 2009 and 2008, respectively, were outstanding but were not included in the computation of net income per share as inclusion would have been anti-dilutive.

13. Fair Value Measurements

Effective January 1, 2009, we adopted SFAS 157 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis. We did not perform fair value measurements on a nonrecurring basis for nonfinancial assets and nonfinancial liabilities during the six months ended June 30, 2009 since we test goodwill for impairment at the reporting unit level on an annual basis in the fourth quarter, or more frequently if we believe indicators of impairment exist, and there were no acquisitions during the six months ended June 30, 2009.

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

As of June 30, 2009, we held certain assets that are required to be measured at fair value on a recurring basis. These assets included cash equivalents and investments. Included in our investments at June 30, 2009 were $49.8 million par value (with a fair value of $47.1 million) in ARSs. We estimated the fair values of the ARSs and related Put Options we held at June 30, 2009 based on a discounted cash flow model that we prepared. Key considerations to our discounted cash flow model included, among other items, the general climate of interest rates, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. Using our discounted cash flow model we determined that the fair values of the ARSs we held at June 30, 2009 were less than par. As a result, we recorded a decrease in the fair values of those securities for the three months ended June 30, 2009 and an increase in the fair values of those securities for the six months ended June 30, 2009.

The following table represents our fair value hierarchy for financial assets (cash equivalents and investments) measured at fair value on a recurring basis by major security type as of June 30, 2009 (in thousands):

	Fair Value Measurements at June 30, 2009
Major Security Type	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$184,447	$184,447	$—	$—
U.S. Treasuries	9,998	9,998	—	—
Certificates of deposit	2,004	2,004	—	—
Commercial paper	9,997	9,997	—	—
Auction rate securities	47,064	—	—	47,064
Put options (1)	2,496	—	—	2,496

Total	$256,006	$206,446	$—	$49,560

(1)	See Note 2 for details.

The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at June 30, 2009 (in thousands):

Significant Unobservable Inputs (Level 3)
Balance at December 31, 2008	$49,283
Unrealized gains on ARSs included within other income, net	5,779
Unrealized losses on put options included within other income, net	(5,377)
Net settlements	(125)

Balance at June 30, 2009	$49,560

Other Financial Assets and Liabilities

The carrying amounts of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the relatively short period of time between origination of the instruments and their expected realization or because they are carried at fair value.

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

Reportable segment data for the three and six months ended June 30, 2009 and 2008, respectively, is as follows (in thousands):

	Licenses	Services	Total
Three months ended June 30, 2009
Revenues	$61,639	$102,618	$164,257
Cost of Revenues	6,499	14,499	20,998

Gross profit	$55,140	$88,119	$143,259

Three months ended June 30, 2008
Revenues	$75,286	$98,147	$173,433
Cost of Revenues	6,444	16,333	22,777

Gross profit	$68,842	$81,814	$150,656

Six months ended June 30, 2009
Revenues	$124,009	$205,845	$329,854
Cost of Revenues	13,483	28,260	41,743

Gross profit	$110,526	$177,585	$288,111

Six months ended June 30, 2008
Revenues	$154,428	$191,785	$346,213
Cost of Revenues	13,782	31,404	45,186

Gross profit	$140,646	$160,381	$301,027

Revenues are attributed to geographic areas based on the location of the entity to which the products or services were invoiced. Revenues and long-lived assets concerning principal geographic areas in which we operate are as follows (in thousands):

	United States	United Kingdom	Other International (2)	Total
Three months ended June 30, 2009:
Revenues	$102,916	$15,131	$46,210	$164,257
Long-lived assets (1)	$87,533	$6,966	$9,711	$104,210
Three months ended June 30, 2008:
Revenues	$96,099	$20,805	$56,529	$173,433
Long-lived assets (1)	$78,937	$8,981	$12,238	$100,156
Six months ended June 30, 2009:
Revenues	$205,747	$31,118	$92,989	$329,854
Long-lived assets (1)	$87,533	$6,966	$9,711	$104,210
Six months ended June 30, 2008:
Revenues	$196,000	$42,847	$107,366	$346,213
Long-lived assets (1)	$78,937	$8,981	$12,238	$100,156

(1)	Includes property and equipment, net and other assets.
(2)	No single country within Other International accounts for greater than 10% of revenues.

15. Commitments and Contingencies

Securities Litigation. In October 2006, a purported shareholder class action was filed in the U.S. District Court for the Central District of California against Quest and certain of its current or former officers and directors (the “Options Class Action”). The plaintiff alleges that (i) the Company improperly backdated stock options, resulting in false or misleading disclosures concerning, among other things, Quest’s financial condition and (ii) the individual defendants sold Quest stock while in possession of material nonpublic information resulting in damages to the putative plaintiff class, in violation of Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In October 2007, the Court denied the Company’s motion to dismiss the amended class action complaint. The U.S. District Court denied the Company’s subsequent motion requesting certification of the Court’s order for interlocutory appellate review, and the plaintiff filed a second amended class action complaint in February 2008. The Company filed a motion to dismiss the second amended class action complaint in March 2008. The court denied the Company’s motion to dismiss the second amended class action complaint on July 10, 2008. The Company filed its answer to the second amended class action complaint on July 24, 2008 and intends to defend the Options Class Action vigorously. On June 12, 2009, the plaintiff filed a motion to certify the class. The Company filed its opposition to the motion to certify the class on August 4, 2009. The U.S. District Court scheduled a hearing on the motion for class certification on August 31, 2009.

We have indemnification agreements with present and former directors and officers under which we are generally required to indemnify them against expenses, including attorney’s fees, judgments, fines and settlements, arising from the foregoing legal proceedings (subject to certain exceptions, including liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest or results in improper personal benefit). The Company is currently paying or reimbursing legal expenses being incurred in connection with these matters by a number of its current and former directors and officers. The maximum potential amount of the future payments we could be required to make under these indemnification obligations could be significant. We maintain directors’ and officers’ insurance policies that may limit our exposure and enable us to recover a portion of the amounts paid with respect to such obligations. If our coverage under these policies is reduced, denied, eliminated or otherwise not available to us, our potential financial exposure in the pending securities litigation and related government investigations would be increased.

The Company cannot predict the timing and ultimate outcome of the foregoing legal proceedings, and it cannot estimate the likelihood or potential dollar amount of any adverse results. However, an unfavorable outcome in the Options Class Action could have a material adverse impact upon the financial position, results of operations or cash flows for the period in which the outcome occurs and in future periods.

Acquisitions. The Company has entered into escrow agreements with acquired companies to satisfy certain indemnification obligations of selling shareholders. Certain of these escrow agreements designate Quest as the holder of the escrow money. As of June 30, 2009, we hold approximately $0.7 million in cash related to these agreements, all of which is included in restricted cash.

General. The Company and its subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business. The foregoing discussion includes material developments that occurred during the three months ended June 30, 2009 or thereafter in our material legal proceedings.

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

16. Subsequent Events

In accordance with SFAS 165, we have evaluated subsequent events through August 10, 2009, which is the date our financial statements were issued.

On July 6, 2009, we drew down $34 million, or 68%, of the par value against the value of our ARSs. As this credit line was structured as a “net no cost” loan, any interest charges will be offset by interest earned on the underlying ARSs. See Note 2 for additional details regarding these investments.

On July 7, 2009, we announced the final results of our modified “Dutch Auction” tender offer which was previously announced in June 2009 and expired on June 30, 2009. We accepted for purchase 6,850,871 shares in the tender offer, at a price of $14.00 per share, for a total cost of $95.9 million excluding approximately $1.9 million in estimated fees and expenses related to the tender offer. Because the tendered shares were accepted for purchase and paid for in July 2009 (i.e., after the period covered by this Quarterly Report on Form 10-Q), our condensed consolidated financial statements presented in this report do not reflect the results of this tender offer.

On August 3, 2009, we entered into a loan agreement (the “Loan”) with Mutual of Omaha Bank whereby we borrowed an aggregate principal amount of $34 million. The Loan is secured by our real property at our headquarters in Aliso Viejo, California. We intend to use the proceeds from the Loan for working capital and other general corporate purposes. The Loan matures in five years, during which time we will make equal monthly principal and interest payments at a 7.03% interest rate on a fixed rate, 25-year amortization schedule. Events of default include, among other things, payment defaults, breaches of covenants and bankruptcy events. In the case of a continuing event of default, the lender may accelerate the payment of all unpaid principal and interest amounts, increase the then-current interest rate by 5% and foreclose on the real estate collateral.

On August 9, 2009, the Board of Directors authorized a plan to repurchase up to $100 million of Quest’s common stock. Any stock repurchases may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans. Rule 10b5-1 permits Quest to establish, while not in possession of material nonpublic information, prearranged plans to buy stock at a specific price in the future, regardless of any subsequent possession of material nonpublic information. The timing and actual number of shares repurchased will depend on a variety of factors including market conditions, corporate and regulatory requirements, and capital availability. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.

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

Overview

Our Company and Business Model

Quest Software, Inc., together with our subsidiaries ScriptLogic and Vizioncore, delivers innovative products that help IT organizations derive enhanced performance from their computing environment. Our product areas are Application Management, Database Management, Windows Management and Virtualization Management. Our products improve the performance, manageability and productivity of our customers’ IT infrastructure.

Quarterly Update

As discussed in more detail throughout our MD&A, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, we delivered the following financial performance:

•	Total revenues decreased by $9.2 million, or 5.3%, to $164.3 million.

•	Total expenses decreased by $26.1 million, or 15.4%, to $142.9 million.

•	Income from operations increased by $16.9 million, or 384.8%, to $21.3 million.

•	Diluted earnings per share increased by $0.13, or 162.5%, to $0.21.

•	Weighted average diluted shares outstanding decreased by 10.5 million shares, or 9.9%, to 96.1 million shares as a result of our previous share repurchases.

Our second quarter 2009 revenue performance was affected by the generally weak macro-economic conditions. Of particular note, we experienced weakness within our EMEA sales region when compared to the comparable period of the prior year.

Along product lines, sales of our Windows Management and Virtualization Management products and related services grew worldwide. This however was offset by declines within our Database Management products on a worldwide basis and Application Management products in the rest of world region. Our second quarter 2009 total revenues were also negatively impacted by the strengthening U.S. Dollar relative to certain non-U.S. Dollar currencies in the second quarter of 2009. This resulted in a lesser U.S. Dollar equivalent for several currencies including the Euro and British Pound. Since certain of our international sales are denominated in these non-U.S. Dollar currencies, the impact from foreign currency comprised approximately 61%, or $5.6 million, of the overall decrease in total revenues.

Although total revenues declined, we decreased our discretionary and headcount related expenses. This focus, combined with beneficial foreign currency exchange rates resulted in an increase in our operating margin.

The decrease in total expenses was primarily due to decreased personnel related costs, which include compensation, benefits and payroll related taxes. We estimate that these personnel related costs represented approximately 66% of total expenses in the three months ended June 30, 2009 and 2008. Our full-time employee headcount at the end of the second quarter of 2009 was 3,465, which included 98 employees remaining from our acquisition of NetPro in the third quarter of 2008, as compared to 3,336 at the end of the second quarter of 2008. Our full-time employee headcount in locations outside of the United States was 1,626 at the end of the second quarter of 2009 compared to 1,668 at the end of the second quarter of 2008. Our second quarter 2009 total expenses were also impacted by the strengthening U.S. Dollar relative to certain non-U.S. Dollar currencies in the second quarter of 2009, which resulted in a lesser U.S. Dollar equivalent for several currencies as noted above. Since certain of our international expenses are denominated in these non-U.S. Dollar currencies, approximately 46%, or $12.1 million, of the overall decrease in total expenses resulted from the impact of foreign currency exchange rates.

The increase in income from operations is due to several factors. First, we continue to realize benefit from certain cost management initiatives we have undertaken since mid-2008 which include reduced headcount, travel costs, and other measures. Also, the change in foreign currency exchange rates had a much greater positive impact on our operating expenses than it did a negative impact on our total revenues. Finally, a larger proportion of total revenues in the quarter was derived from maintenance renewals, which generally have a higher contribution margin.

Foreign Currency

While we are a U.S. Dollar functional company on a world-wide basis, we transact business and operate using multiple foreign currencies. As such, the value of our revenues, expenses, certain account balances and cash flows are exposed to fluctuations in foreign currencies against the value of the U.S. Dollar. For example, when the U.S. Dollar strengthens against several non-U.S. Dollar currencies as has recently occurred, our foreign revenues and thus our total revenues can be negatively impacted. Similarly, a stronger U.S. Dollar translates into lower expenses in those entities where we have operations and our personnel and occupancy expenses are denominated in non-U.S. Dollars. Thus our total expenses would be lower. Conversely, a weaker U.S. Dollar would have the opposite effect on total revenues and expenses all other things being equal. In certain geographic regions and within specific currencies, there are partial offsets between revenues and expenses or balance sheet positions that may reduce this exposure. In other instances, we can manage our operations to reduce foreign currency exposure or utilize derivative instruments to manage this exposure.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to revenue recognition, asset valuations (including accounts receivable, goodwill and intangible assets), share-based compensation, income taxes and functional currencies for purpose of consolidation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets, and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of the critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments listed above are discussed further in our Annual Report on Form 10-K for fiscal 2008 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no material changes to our critical accounting policies or estimates during the six months ended June 30, 2009.

Recently Adopted Accounting Pronouncement

See Note 1 of our Notes to Condensed Consolidated Financial Statements for information regarding recent accounting pronouncements.

Results of Operations

The following table sets forth selected condensed consolidated income statement data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Licenses	37.5%	43.4%	37.6%	44.6%
Services	62.5	56.6	62.4	55.4

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Licenses	1.1	1.0	1.1	1.2
Services	8.8	9.4	8.6	9.1
Amortization of purchased technology	2.8	2.7	3.0	2.8

Total cost of revenues	12.7	13.1	12.7	13.1

Gross profit	87.3	86.9	87.3	86.9
Operating expenses:
Sales and marketing	39.9	46.9	40.0	45.5
Research and development	21.6	22.7	22.2	22.4
General and administrative	10.8	12.8	11.0	13.2
Amortization of other purchased intangible assets	2.0	1.4	2.0	1.5
In-process research and development	—	0.6	—	0.3

Total operating expenses	74.3	84.4	75.2	82.9

Income from operations	13.0	2.5	12.1	4.0
Other income, net	2.9	1.7	0.2	3.2

Income before income tax provision (benefit)	15.9	4.2	12.3	7.2
Income tax provision (benefit)	3.4	(0.5)	3.1	0.9

Net income	12.5%	4.7%	9.2%	6.3%

Comparison of Three Months Ended June 30, 2009 and 2008

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended June 30,		Increase/(Decrease)
	2009	2008	Dollars	Percentage
Revenues:
Licenses
Americas	$38,576	$38,708	$(132)	(0.3)%
Rest of World	23,063	36,578	(13,515)	(36.9)%

Total license revenues	61,639	75,286	(13,647)	(18.1)%

Services
Americas	68,722	62,455	6,267	10.0%
Rest of World	33,896	35,692	(1,796)	(5.0)%

Total service revenues	102,618	98,147	4,471	4.6%

Total revenues	$164,257	$173,433	$(9,176)	(5.3)%

Licenses Revenues — The main driver of the decrease in license revenues was decreased sales of our Database Management products across all geographic regions and Windows Management products in our Europe, the Middle East and Africa (“EMEA”) region. This decrease was partially offset by increases in the sales of our Virtualization and Application Management products. Our second quarter license revenues were also negatively impacted by the strengthening U.S. Dollar relative to certain non-U.S. Dollar currencies in the second quarter of 2009. This resulted in a lesser U.S. Dollar equivalent for several currencies including the Euro and British Pound. Since certain of our international sales are denominated in these non-U.S. Dollar currencies, the impact from foreign currency comprised approximately 36% of the overall decrease in license revenues.

Services Revenues — Services revenues are derived from post-contract technical support services (“maintenance”) and consulting and training services. The largest component of our services revenues is maintenance revenue. The main driver of our growth in services revenues was maintenance renewals on our Windows Management products in the Americas. Approximately 80% of the overall increase in maintenance renewals on our Windows Management products during the period came from the contributions of NetPro. Also contributing to the growth in services revenues were maintenance renewals on our Virtualization Management products across all geographic regions. Revenue from consulting and training services as a percentage of total service revenues was approximately 8.9% and 10.9% in the three months ended June 30, 2009 and 2008, respectively.

Maintenance revenues continue to contribute a larger percentage of our total revenues for three primary reasons: growth of our installed base of customers; acquisitions and their related maintenance contracts; and, multi-year pre-paid support programs. As our maintenance customer base grows, maintenance renewals have a larger influence on the maintenance revenue growth rate and the amount of new software license revenues has a diminishing effect. Therefore, the growth rate of total revenues does not necessarily correlate directly to the growth rate of new software license revenues in a given period. The primary determinant of changes in our maintenance revenue profile is the extent to which our customers renew their annual maintenance agreements, taking into account the number of products and licenses for which each customer renews, and the timing of the renewals by each such customer. If our maintenance renewals were to decline materially, our maintenance revenues, total revenues and cash flows would likely decline materially as well.

Cost of Revenues

Total cost of revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended June 30,		Increase/(Decrease)
	2009	2008	Dollars	Percentage
Cost of revenues:
Licenses	$1,873	$1,775	$98	5.5%
Services	14,499	16,333	(1,834)	(11.2)%
Amortization of purchased technology	4,626	4,669	(43)	(0.9)%

Total cost of revenues	$20,998	$22,777	$(1,779)	(7.8)%

Cost of Licenses — Cost of licenses primarily consists of third-party software royalties, product packaging, documentation, duplication, delivery and personnel costs. Cost of licenses as a percentage of license revenues was 3.0% and 2.4% for the three months ended June 30, 2009 and 2008, respectively. The increase in cost of licenses, both in terms of absolute dollars and as a percentage of license revenues, was primarily due to an increase in royalty expense related to sales of licenses to royalty-bearing products, partially offset by reduced hardware and inventory purchases that are sold with certain of our software products and reduced delivery costs.

Cost of Services — Cost of services primarily consists of personnel, outside consultants, facilities and systems costs used in providing maintenance, consulting and training services. Cost of services does not include development costs related to bug fixes and upgrades which are classified in research and development and which are not separately determinable. Personnel related costs and travel costs decreased by $1.2 million and $0.3 million, respectively. An additional $0.3 million of the overall decrease was due to reduced consulting and other professional fees. The impact from foreign currency comprised approximately 68% of the overall decrease in cost of services. Cost of services as a percentage of service revenues was 14.1% and 16.6% in the three months ended June 30, 2009 and 2008, respectively.

Amortization of Purchased Technology — Amortization of purchased technology includes amortization of the fair value of purchased technology associated with acquisitions. The decrease in amortization of purchased technology during the quarter ended June 30, 2009 over the comparable period in 2008 was due to certain purchased technologies being fully amortized prior to the quarter ended June 30, 2009, partially offset by technology acquired in the third and fourth quarters of 2008. We expect amortization of purchased technology within the cost of revenues arising from acquisitions completed prior to June 30, 2009 to be approximately $9.0 million over the remaining two quarters of 2009.

Operating Expenses

Total operating expenses and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended June 30,		Increase/(Decrease)
	2009	2008	Dollars	Percentage
Operating expenses:
Sales and marketing	$65,490	$81,275	$(15,785)	(19.4)%
Research and development	35,510	39,297	(3,787)	(9.6)%
General and administrative	17,678	22,220	(4,542)	(20.4)%
Amortization of other purchased intangible assets	3,261	2,511	750	29.9%
In-process research and development	—	955	(955)	(100.0)%

Total operating expenses	$121,939	$146,258	$(24,319)	(16.6)%

Sales and Marketing — Sales and marketing expenses consist primarily of compensation and benefit costs for sales and marketing personnel, sales commissions, and costs of trade shows, travel and entertainment and various discretionary marketing programs. The decrease in sales and marketing expense during the three months ended June 30, 2009 over the comparable period in 2008 was primarily due to a $9.1 million decrease in personnel related costs and a $2.4 million decrease in travel costs and also lower commissions paid. We also had a $1.2 million decrease in conferences and trade show costs and a $0.6 million decrease in advertising costs. The impact from foreign currency comprised approximately 38% of the overall decrease in sales and marketing expense.

Research and Development — Research and development expenses consist primarily of compensation and benefit costs for software developers who develop new products, bug fixes and upgrades to existing products and at times provide engineering support for maintenance services, software product managers, quality assurance and technical documentation personnel, and payments made to outside software development consultants in connection with our ongoing efforts to enhance our core technologies and develop additional products. The decrease in research and development expense during the second quarter of 2009 as compared to the second quarter of 2008 was primarily due to a $2.7 million decrease in personnel related costs and a $1.0 million decrease in travel costs. The impact from foreign currency comprised approximately 89% of the overall decrease in research and development expense.

General and Administrative — General and administrative expenses consist primarily of compensation and benefit costs for our executive, finance, legal, human resources, administrative and IS personnel, and professional fees for audit, tax and legal services. The decrease in general and administrative expense during the second quarter of 2009 as compared to the same period in 2008 was primarily due to a decrease of $3.4 million in personnel related costs and a $0.2 million decrease in travel costs. Lower professional accounting, tax and legal fees and recruiting costs contributed $1.0 million to the overall decrease in general and administrative costs. The impact from foreign currency comprised approximately 24% of the overall decrease in general and administrative expenses.

Amortization of Other Purchased Intangible Assets — Amortization of other purchased intangible assets includes the amortization of customer lists, trademarks, non-compete agreements and maintenance contracts associated with acquisitions. The increase in amortization of other purchased intangible assets from the quarter ended June 30, 2009 over the comparable period in 2008 was primarily due to other purchased intangible assets from acquisitions in the third and fourth quarters of 2008, partially offset by certain other purchased intangible assets that were fully amortized prior to the quarter ended June 30, 2009. We expect amortization of other purchased intangible assets within operating expenses arising from acquisitions completed prior to June 30, 2009 to be approximately $6.5 million over the remaining two quarters of 2009.

In-Process Research and Development — In-process research and development expenses related to in-process technology acquired in May 2008. These costs were charged to operations as the technologies had not reached technological feasibility and did not have alternative future uses at the date of acquisition.

Other Income, Net

Other income, net primarily includes interest income generated by our investment portfolio, gains and losses from foreign exchange fluctuations and gains or losses on other financial assets as well as a variety of other non-operating expenses. Other income, net increased to $4.8 million in the second quarter of 2009 from $3.0 million in the second quarter of 2008. The largest impact to other income, net this quarter was attributed to a foreign currency gain of $4.6 million compared to a loss of $0.1 million in the comparable period of 2008. Our foreign currency gains or losses are predominantly attributable to translation gains or losses relative to the U.S. Dollar on the re-measurement of net monetary assets, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar. Interest income was $0.5 million and $2.7 million in the three months ended June 30, 2009 and 2008, respectively. The decrease in interest income was due primarily to lower average cash and investment balances and lower average investment yields.

Income Tax Provision

During the three months ended June 30, 2009, the provision for income taxes increased to $5.6 million from $(0.8) million in the comparable period of 2008, representing an increase of $6.4 million. The increase is primarily related to a result of the mix of pre-tax income between high and low tax jurisdictions, resolution of the US-France Mutual Agreement Procedure, and the impact of net operating losses and associated valuation allowances in certain foreign jurisdictions. The closure of the Internal Revenue Service’s examination of income tax returns through December 31, 2004 resulted in a tax benefit for the reversal of income tax and related interest accrued for period ended June 30, 2008. The effective income tax rate for the three months ended June 30, 2009 was 21.6% compared to (11.3)% in the comparable period of 2008.

Comparison of Six Months Ended June 30, 2009 and 2008

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Six Months Ended June 30,		Increase/(Decrease)
	2009	2008	Dollars	Percentage
Revenues:
Licenses
Americas	$77,012	$84,615	$(7,603)	(9.0)%
Rest of World	46,997	69,813	(22,816)	(32.7)%

Total license revenues	124,009	154,428	(30,419)	(19.7)%

Services
Americas	141,327	124,289	17,038	13.7%
Rest of World	64,518	67,496	(2,978)	(4.4)%

Total service revenues	205,845	191,785	14,060	7.3%

Total revenues	$329,854	$346,213	$(16,359)	(4.7)%

Licenses Revenues — The decrease in license revenues was primarily the result of decreased sales of our Windows Management products in our EMEA region and Database Management products across all regions. Our license revenues during the six months ended June 30, 2009 were also negatively impacted by the strengthening U.S. Dollar relative to certain non-U.S. Dollar currencies in the six months ended June 30, 2009. This resulted in a lesser U.S. Dollar equivalent for several currencies including the Euro and British Pound. Since certain of our international sales are denominated in these non-U.S. Dollar currencies, the impact from foreign currency comprised approximately 32% of the overall decrease in license revenues.

Services Revenues — The primary driver of our growth in services revenues was the maintenance renewals generated by a larger customer installed base created by license revenue growth from previous periods. Maintenance revenues from our Windows and Virtualization Management products in the Americas were the main drivers of services revenues growth during the period. Approximately half of the overall increase in services revenues during the period came from the contributions of NetPro. Revenue from consulting and training services as a percentage of total service revenues was approximately 8.6% and 10.7% in the six months ended June 30, 2009 and 2008, respectively.

Cost of Revenues

Total cost of revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Six Months Ended June 30,		Increase/(Decrease)
	2009	2008	Dollars	Percentage
Cost of revenues:
Licenses	$3,542	$4,189	$(647)	(15.4)%
Services	28,260	31,404	(3,144)	(10.0)%
Amortization of purchased technology	9,941	9,593	348	3.6%

Total cost of revenues	$41,743	$45,186	$(3,443)	(7.6)%

Cost of Licenses — The decrease in cost of licenses was primarily due to a $0.9 million reduction in hardware and inventory purchases that are sold with certain of our software products and a $0.2 million reduction in delivery costs, partially offset by a $0.7 million increase in royalty expense related to sales of licenses to royalty-bearing products. Cost of licenses as a percentage of license revenues was 2.9% and 2.7% for the six months ended June 30, 2009 and 2008, respectively.

Cost of Services — The decrease in cost of services was primarily due to a $1.8 million decrease in personnel related costs and a $0.7 million decrease in travel costs. An additional $0.9 million of the overall decrease was due to reduced consulting and other professional fees. The impact from foreign currency comprised approximately 76% of the overall decrease in cost of services. Cost of services as a percentage of service revenues was 13.7% and 16.4% in the six months ended June 30, 2009 and 2008, respectively.

Amortization of Purchased Technology — The increase in amortization of purchased technology during the six months ended June 30, 2009 over the comparable period in 2008 was primarily due to technology acquired in the third and fourth quarters of 2008, partially offset by certain purchased technologies being fully amortized prior to the six months ended June 30, 2009.

Operating Expenses

Total operating expenses and year-over-year changes are as follows (in thousands, except for percentages):

	Six Months Ended June 30,		Increase/(Decrease)
	2009	2008	Dollars	Percentage
Operating expenses:
Sales and marketing	$132,028	$157,647	$(25,619)	(16.3)%
Research and development	73,206	77,518	(4,312)	(5.6)%
General and administrative	36,200	45,691	(9,491)	(20.8)%
Amortization of other purchased intangible assets	6,667	5,312	1,355	25.5%
In-process research and development	—	955	(955)	(100.0)%

Total operating expenses	$248,101	$287,123	$(39,022)	(13.6)%

Sales and Marketing — The decrease in sales and marketing expense during the six months ended June 30, 2009 over the comparable period in 2008 was primarily due to a $14.4 million decrease in personnel related costs and a $4.3 million decrease in travel costs and also lower commissions paid. We also had a $2.8 million decrease in conferences and trade show costs and a $1.0 million decrease in advertising costs. The impact from foreign currency comprised approximately 45% of the overall decrease in sales and marketing expense.

Research and Development — The decrease in research and development expense during the six months ended June 30, 2009 as compared to the same period in 2008 was primarily due to a $3.9 million decrease in personnel related costs and a $1.6 million decrease in travel costs. These decreases were partially offset by a $1.2 million increase in consulting and other professional fees, outside services costs and recruiting costs.

General and Administrative — The decrease in general and administrative expense during the six months ended June 30, 2009 over the comparable period in 2008 was primarily due to a decrease of $4.7 million in personnel related costs and a $0.4 million decrease in travel costs. Lower professional accounting, tax and legal fees and recruiting costs contributed $2.9 million to the overall decrease in general and administrative costs. The impact from foreign currency comprised approximately 22% of the overall decrease in general and administrative expenses.

Amortization of Other Purchased Intangible Assets — The increase in amortization of other purchased intangible during the six months ended June 30, 2009 over the comparable period in 2008 assets was primarily due to other purchased intangible assets from acquisitions in the third and fourth quarters of 2008, partially offset by certain other purchased intangible assets that were fully amortized prior to the six months ended June 30, 2009.

In-Process Research and Development — In-process research and development expenses related to in-process technology acquired in May 2008. These costs were charged to operations as the technologies had not reached technological feasibility and did not have alternative future uses at the date of acquisition.

Other Income, Net

Other income, net decreased to $0.6 million in the six months ended June 30, 2009 from $10.9 million in income in the same period of 2008. There was a foreign currency loss of $0.4 million in the six months ended June 30, 2009 as compared to a gain of $4.7 million in the comparable period of 2008. Our foreign currency gains or losses are predominantly attributable to translation gains or losses relative to the U.S. Dollar on the re-measurement of net monetary assets, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar. Interest income was $1.2 million and $5.9 million in the six months ended June 30, 2009 and 2008, respectively. The decrease in interest income was due primarily to lower average cash and investment balances and lower average investment yields.

Income Tax Provision

During the six months ended June 30, 2009, the provision for income taxes increased to $10.3 million from $3.3 million in the comparable period of 2008, representing an increase of $7.0 million. The increase is primarily related to a result of the mix of pre-tax income between high and low tax jurisdictions, resolution of the US-France Mutual Agreement Procedure, adjustments due to adoption of SFAS141R and enactment of California legislation discretely impacting the period ended June 30, 2009 and a combination of other factors including impact of net operating losses and associated valuation allowances in certain foreign jurisdictions. The closure of the Internal Revenue Service’s examination of income tax returns through December 31, 2004 resulted in a tax benefit for the reversal of income tax and related interest accrued for period ended June 30, 2008. The effective income tax rate for the six months ended June 30, 2009 was 25.2% versus 13.1% in the comparable period of 2008.

Liquidity and Capital Resources

Cash and cash equivalents and short-term and long-term investments were $330.3 million and $257.9 million as of June 30, 2009 and December 31, 2008, respectively.

At June 30, 2009, we held within long-term investments $49.8 million (with a fair value of $47.1 million) of investment grade municipal notes with an auction reset feature (“auction rate securities” or “ARSs”). These securities are collateralized by higher education funded student loans which are supported by the federal government as part of the Federal Family Education Loan Program (FFELP). We do not have reason to believe that any of the underlying issuers of our ARSs are presently at risk or that the underlying credit quality of the assets backing our auction rate security investments has been impacted by the reduced liquidity of these investments. Based on our current ability to access cash and other short-term investments, our expected operating cash flows, and other sources of cash that we expect to be available, we do not anticipate the current lack of liquidity of these investments to have a material impact on our business strategy, financial condition, results of operations or cash flows. Additionally, in October 2008, we entered into a put agreement with the investment firm that sold us our ARSs. Under the terms of the agreement, we have the ability to put all of our ARSs to the investment firm at any time during the period beginning June 30, 2010 and ending June 30, 2012 at par value. The investment firm also has the right to repurchase these ARSs at par value on or before June 30, 2010. For more information concerning our ARSs see Notes 2 and 13 of our Notes to Condensed Consolidated Financial Statements.

Summarized cash flow information is as follows (in thousands):

	Six Months Ended June 30,
	2009	2008
Cash provided by operating activities	$72,564	$79,286
Cash used in investing activities	(4,736)	(25,373)
Cash provided by (used in) financing activities	(1,066)	39,855
Effect of exchange rate changes	383	(1,828)

Net increase in cash and cash equivalents	$67,145	$91,940

Operating Activities

Cash provided by operating activities is primarily comprised of net income, adjusted for non-cash activities such as depreciation and amortization. These non-cash adjustments represent charges reflected in net income, therefore, to the extent that non-cash items increase or decrease our future operating results, there will be no corresponding impact on our cash flows. After excluding the effects of these non-cash charges, the primary changes in cash flows relating to operating activities resulted from changes in operating assets and liabilities. The analyses of the changes in our operating assets and liabilities are as follows:

•

Accounts receivable decreased to $110.9 million at June 30, 2009 from $153.9 million at December 31, 2008 due to increased collections, which resulted in a decrease in operating assets, reflecting a cash inflow of $44.1 million for the six months ended June 30, 2009. The remaining change in accounts receivable related to the impact of non-cash foreign currency translation adjustments and is included as part of the “effect of exchange rate changes on cash and cash equivalents” section of our condensed consolidated statements of cash flows. Day’s sales outstanding, or DSO, was 61 days and 70 days as of June 30, 2009 and December 31, 2008, respectively, and our daily sales decreased to $1.8 million for the quarter ended June 30, 2009 compared to $2.2 million for the quarter ended December 31, 2008. Collection of accounts receivable and related DSO could fluctuate in future periods due to the timing and amount of our revenues and their linearity and the effectiveness of our collection efforts.

•

Deferred revenue decreased to $324.5 million at June 30, 2009 from $338.7 million at December 31, 2008, resulting in a decrease in operating liabilities and reflecting a cash outflow of $14.2 million for the six months ended June 30, 2009. The decrease in deferred revenue was due primarily to slower growth in our software post-contract technical support services customer base. Also, there were no acquisitions, which traditionally have resulted in an increase in deferred revenue, in the six months ended June 30, 2009 as compared to the increase in deferred revenue from our acquisition of PassGo in the six months ended June 30, 2008.

One of the primary cash outflows within operating assets and liabilities during the six months ended June 30, 2009 was $11.3 million paid for taxes, a decrease of $4.8 million over the comparable 2008 period.

Investing Activities

Cash used in investing activities in the six months ended June 30, 2009 included $3.9 million in capital expenditures and $3.0 million for a cost method investment in an early stage private company. We will continue to purchase property and equipment needed in the normal course of our business. We also plan to use cash generated from operations and/or proceeds from our investment securities to fund other strategic investment and acquisition opportunities that we continue to evaluate. We plan to use excess cash generated from operations to invest in short and long-term investments consistent with past investment practices.

Financing Activities

In the six months ended June 30, 2009 we received net proceeds of $4.7 million from the issuance of our common stock due to exercises of stock options.

On February 17, 2009, we entered into a two year revolving line of credit agreement with Wells Fargo Foothill, LLC as the arranger, administrative agent and lender (the “Credit Agreement”). We intend to use the proceeds from the Credit Agreement for working capital and other general corporate purposes. The Credit Agreement allows for cash borrowings and letters of credit under a secured revolving credit facility of up to a maximum of $100 million. Interest will accrue at a floating rate based on, at the Company’s election, (i) LIBOR (subject to reserve requirements and a minimum LIBOR of 2.75%) or (ii) the greatest of (a) 4.0%, (b) the Federal Funds Rate plus 0.5% or (c) Wells Fargo’s prime rate, in each case, plus an applicable margin. The Credit Agreement includes limitations on the Company’s ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividend payments, and dispose of assets. The Credit Agreement is secured by substantially all of the Company’s assets, subject to certain exceptions including the company headquarters facility. As of June 30, 2009, we have a zero balance outstanding under this line of credit. In the six months ended June 30, 2009 $2.0 million was paid for the total fees associated with this line of credit and will be amortized over the life of the Credit Agreement as interest expense.

In March 2009, our board of directors authorized a stock repurchase of up to $100 million of our common stock. This stock repurchase authorization was terminated in connection with the commencement of the June 2009 tender offer as discussed below. During the six months ended June 30, 2009, we repurchased 341,639 shares under this stock repurchase authorization at a weighted-average price per share of $11.37, for a total cost of $3.9 million.

In June 2009, our board of directors authorized a modified “Dutch Auction” tender offer to purchase up to 10,715,000 shares of our common stock at a price not greater than $14.00 nor less than $12.50 per share. This offer expired on June 30, 2009. The tendered shares were accepted for purchase and paid for in July 2009 and, therefore, our condensed consolidated financial statements as of and for the three and six months ended June 30, 2009 do not reflect the results of this tender offer. See Note 16 of our Notes to Condensed Consolidated Financial Statements for further details regarding the final results of this offer.

As we continue to evaluate potential acquisitions, potential future stock repurchases or other general corporate expenditures which may be in excess of current cash available within certain operating entities, sourcing cash to fund these activities requires financial flexibility afforded by financing instruments. As such, we are evaluating potential debt financings in the forms of loans against the value of our ARSs from the investment firm that sold the instruments to us. In October 2008, we accepted a rights offering from the investment firm that sold us our ARSs. Pursuant to the terms of the rights offering, we received the right to enter a “no net cost” loan for up to 70% of the par value of our ARSs. The right expires on June 30, 2010. On July 6, 2009 we drew down $34 million or 68% of the par value against the ARSs line. As this credit line was structured as a “net no cost” loan, any interest charges will be offset by interest earned on the underlying ARSs. For additional details about this agreement see Note 2 of our Notes to Condensed Consolidated Financial Statements. In addition, on August 3, 2009, we entered into a loan agreement (the “Loan”) with Mutual of Omaha Bank whereby we borrowed an aggregate principal amount of $34,000,000. The Loan is secured by our real property at our headquarters in Aliso Viejo, California. We intend to use the proceeds from the Loan for working capital and other general corporate purposes. The Loan matures in five years, during which time we will make equal monthly principal and interest payments at a 7.03% interest rate on a fixed rate, 25-year amortization schedule. Events of default include, among other things, payment defaults, breaches of covenants and bankruptcy events. In the case of a continuing event of default, the lender may accelerate the payment of all unpaid principal and interest amounts, increase the then-current interest rate by 5% and foreclose on the real estate collateral.

In August 2009, the Board of Directors authorized a plan to repurchase up to $100 million of our common stock. Any stock repurchases may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans. Rule 10b5-1 permits Quest to establish, while not in possession of material nonpublic information, prearranged plans to buy stock at a specific price in the future, regardless of any subsequent possession of material nonpublic information. The timing and actual number of shares repurchased will depend on a variety of factors including market conditions, corporate and regulatory requirements, and capital availability. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.

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

Our exposure to foreign exchange risk is composed of the combination of our foreign operations net profits and losses denominated in currencies other than the U.S. Dollar, as well as our net balances of monetary assets and liabilities in our foreign subsidiaries. These exposures have the potential to produce either gains or losses depending on the directional movement of the foreign currencies versus the U.S. Dollar and our operational profile in foreign subsidiaries. Our cumulative currency gains or losses in any given period may be lessened by the economic benefits of diversification and low correlation between different currencies, but there can be no assurance that this pattern will continue to be true in future periods. During the three and six months ended June 30, 2009, we had a negative effect, or reduction, of $5.6 million and $11.1 million, respectively, on total revenues and a positive effect in the form of a reduction to total expenses by $12.1 million and $23.7 million, respectively, related to foreign currency fluctuation. In addition, during the three and six months ended June 30, 2009, within other income, net we had a foreign currency gain of $4.6 million and a loss of $0.4 million, respectively, compared to a $0.1 million foreign currency loss and a $4.7 million foreign currency gain in the comparable periods of 2008.

The foreign currencies to which we currently have the most significant exposure are the Euro, the Canadian Dollar, the British Pound, the Australian Dollar and the Russian Ruble. Prior to January 1, 2009, we have not used derivative financial instruments to hedge our foreign exchange exposures, nor have we used such instruments for speculative trading purposes. However, in March 2009, we implemented a limited foreign exchange hedging program. The program is initially limited to hedges of our foreign exchange exposures related to our balance sheet. This area was identified by management as having significant exposure to changes in foreign currency exchange rates, thus the limited hedging program is expected to mitigate our risk that our other income, net will be adversely affected by changes in foreign currency exchange rates.

Interest Rate Risk

Our exposure to market interest-rate risk relates primarily to our investment portfolio. We traditionally do not use derivative financial instruments to hedge the market risks of our investments. We place our investments with high-quality issuers and money market funds and articulate allocation limits in our investment policy to any one issuer other than the United States government. Our investment portfolio as of June 30, 2009 consisted of money market funds, auction rate securities (“ARSs”), U.S. Treasuries, commercial paper and certificates of deposit. Investments purchased with an original maturity of three months or less are considered to be cash equivalents. We classify our ARSs as trading and all other investments as available-for-sale. Trading securities are carried at fair value, with changes in fair value reported in earnings. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity.

At June 30, 2009, we held within long-term investments $49.8 million (with a fair value of $47.1 million) of ARSs. The Dutch auction process that resets the applicable interest rate at predetermined calendar intervals is intended to provide liquidity to the holder of the ARSs by matching buyers and sellers within a market context enabling the holder to gain immediate liquidity by selling such interests at par or rolling over their investment. The auctions for these securities began failing in February of 2008. When auctions fail, our securities earn interest based on formulaic multiples of municipal bond indices such as the JJ Kenny Index or the S&P High Grade Index. The resulting interest rate has been highly sensitive to changes in the short term structure of interest rates and asset backed securities.

Information about our investment portfolio is presented in the table below, which states the amortized book value and related weighted-average interest rates by year of maturity (in thousands):

	Amortized Book Value	Weighted Average Rate
Investments maturing by June 30,
2010 (1)	$256,191	0.55%
2011	—	—
2012	—	—
2013	—	—
2014	—	—
Thereafter	—	—

Total portfolio	$256,191	0.55%

(1)	Includes $206.2 million in cash equivalents and $49.8 million in our ARSs, which become exercisable under Put Options in 2010 (see Note 2 of our Notes to Condensed Consolidated Financial Statements for additional information regarding our ARSs).

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009 as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of that date, our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act were effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under Note 15 of our Notes to Condensed Consolidated Financial Statements, included in Part I of this Report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 1A. Risk Factors

You should carefully consider the risks described in Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below summarizes information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended June 30, 2009.

Period	Total Number of Shares of Common Stock Purchased (1)	Average Price Paid per Share	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
Apr. 1, 2009 through Apr. 30, 2009	—	$—	—	$96.1
May 1, 2009 through May 31, 2009	—	$—	—	$96.1
Jun. 1, 2009 through Jun. 30, 2009	—	$—	—	$150.0

Total	—	$—	—	$150.0

(1)	In March 2009, our board of directors authorized a stock repurchase of up to $100 million of our common stock. This stock repurchase authorization was terminated in connection with the commencement of the June 2009 tender offer. During the three months ended June 30, 2009, we repurchased no shares under this stock repurchase authorization. In June 2009, our board of directors authorized a modified “Dutch Auction” tender offer to purchase up to 10,715,000 shares of our common stock at a price not greater than $14.00 nor less than $12.50 per share. This offer expired on June 30, 2009. The tendered shares were accepted for purchase and paid for in July 2009 and, therefore, our condensed consolidated financial statements as of and for the three and six months ended June 30, 2009 do not reflect the results of this tender offer. See Note 16 of our Notes to Condensed Consolidated Financial Statements for further details regarding the final results of this offer.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on June 4, 2009. There was no solicitation in opposition to our management’s nominees as listed in our proxy statement. All of our management’s nominees received affirmative votes for their election as a director in excess of the vote required for election (i.e., the number of votes “for” each nominee had to exceed the number of votes “withheld” from such nominee). At the Annual Meeting, our stockholders also ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2009. Set forth below are the voting results for each proposal.

1.	Election of Directors:

	Votes
Nominee	For	Withheld
Vincent C. Smith	87,311,283	1,140,392
Raymond J. Lane	87,090,995	1,360,680
Douglas F. Garn	87,914,119	537,556
Augustine L. Nieto II	81,538,261	6,913,414
Kevin M. Klausmeyer	87,698,392	753,283
Paul A. Sallaberry	87,913,336	538,339
H. John Dirks	87,912,916	538,759

2.	Ratification of the appointment of Deloitte & Touche LLP as independent registered public accounting firm for fiscal year ending December 31, 2009:

For	Against	Abstain
87,628,826	810,623	12,226

Item 6. Exhibits

Exhibit Number	Exhibit Title
3.1	Certificate of Incorporation of Quest Software, Inc. (1)

3.2	Bylaws of Quest Software, Inc. (1)

4.1	Form of Registrant’s Specimen Common Stock Certificate. (2)

10.1++	Voting Agreement dated June 1, 2009 by and between Quest Software, Inc. and Vincent C. Smith. (3)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to our Current Report on Form 8-K filed April 30, 2009.
(2)	Incorporated herein by reference to our Registration Statement on Form S-1 and all amendments thereto (File No. 333-80543) filed June 11, 1999.
(3)	Incorporated herein by reference to our Current Report on Form 8-K filed June 1, 2009.
++	Indicates a management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST SOFTWARE, INC.

Date: August 10, 2009	/s/ Scott J. Davidson
Scott J. Davidson Senior Vice President, Chief Financial Officer

/s/ Scott H. Reasoner
Scott H. Reasoner Vice President, Corporate Controller