Form 10-K/A
period 2008-12-31
QUEST SOFTWARE INC
filed 2009-08-27
CIK 1088033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                  to                 .

Commission File No. 000-26937

QUEST SOFTWARE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	33-0231678
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5 Polaris Way Aliso Viejo, California	92656 (Zip Code)
(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code: (949) 754-8000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock	The Nasdaq Stock Market LLC
(Nasdaq Global Select Market)

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

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

		Page
	PART III

Item 10.	Directors, Executive Officers and Corporate Governance	4

	PART IV
Item 15.	Exhibits, Financial Statement Schedules	9
SIGNATURES		10

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2009 (the “Annual Report”). The sole purpose of this Amendment is to provide additional information concerning the settlement agreement that our Executive Chairman, Vincent C. Smith, entered into with the SEC on March 12, 2009 (the “Settlement Agreement”). This additional information has been added to Mr. Smith’s biographical sketch in Part III, Item 10 below under the caption Executive Officers. Information regarding the Settlement Agreement in principle was previously disclosed in our Current Report on Form 8-K filed on December 2, 2008 and in Part I, Item 3, Legal Proceedings, of our Annual Report. However, a discussion of the Settlement Agreement was inadvertently omitted in our definitive proxy statement filed on April 30, 2009 and incorporated by reference into Part III, Item 10 of our Annual Report. We are filing this Amendment in response to a comment letter from the SEC dated August 13, 2009 directing us to disclose the Settlement Agreement in Part III, Item 10 of an amendment to our Annual Report. This Amendment does not reflect events occurring after the original filing of our Annual Report or modify or update those disclosures, except to reflect the aforementioned revisions to Mr. Smith’s biographical sketch in Part III, Item 10 concerning the Settlement Agreement.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS

Vincent C. Smith, 45 Executive Chairman	Mr. Smith has served as our Executive Chairman since October 2008, our Chief Executive Officer from 1997 to 2008 and a director since 1995. Mr. Smith became Chairman of the Board in 1998. From 1992 to 1994, Mr. Smith served as Vice President of Worldwide Sales and Marketing at Patrol Software North America, a company he founded. Following Patrol’s acquisition by BMC Software in 1994, Mr. Smith managed BMC’s sales operations as Director of Open Systems. From 1987 to 1992, Mr. Smith held a variety of sales management positions at Oracle Corporation. On March 12, 2009, Mr. Smith entered into a settlement with the Securities and Exchange Commission (the “SEC”) in connection with the SEC’s formal investigation of our historical option granting practices. While not admitting or denying any allegations, Mr. Smith agreed, among other things, to the entry of a judgment permanently enjoining future violations of certain federal securities laws, including Sections 17(a)(2) and 17(a)(3) of the Securities Act, and Sections 13(b)(5), 14(a), and 16(a) of the Exchange Act and Rules 13a-14, 13b2-1, 13b2-2, 14a-9, and 16a-3 thereunder, and from aiding and abetting Quest’s violations of Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act and Rules 12b-20, 13a-1, and 13a-13 thereunder. Mr. Smith also agreed to pay a $150,000 civil penalty. The settlement imposes no restrictions upon Mr. Smith’s service as an officer or director of any publicly traded company, which will allow Mr. Smith to continue to serve Quest in his current role.

Douglas F. Garn, 50 President and Chief Executive Officer	Mr. Garn has served as our President since February 2005 and has served as our Chief Executive Officer since October 2008. Mr. Garn previously served as our Vice President, Worldwide Sales from January 1998 to January 2002, and returned to this position in January 2003 after a medical leave of absence. From March 1996 to January 1998, Mr. Garn was Vice President of North American Sales for Peregrine Systems, Inc.

Scott J. Davidson, 43 Senior Vice President, Chief Financial Officer	Mr. Davidson has served as our Chief Financial Officer since October 2007. Mr. Davidson joined Quest as Treasurer in 2002, and he has served as a vice president since 2005. His responsibilities have included worldwide treasury and investment operations, acquisitions, SEC reporting, investor relations and risk management. From 1997 to 2001, Mr. Davidson was director of corporate treasury and investor relations at Citrix Systems, Inc.

Steve Dickson, 48 Senior Vice President, Product Management and Marketing	Mr. Dickson has served as our Senior Vice President, Product Management and Marketing since November 2008. Mr. Dickson previously served as Vice President and General Manager, Windows Management since 2003. Mr. Dickson joined Quest in 1998 and has also held various sales management positions within Quest, including Vice President, Sales - Western Region, and Vice President, Sales - Microsoft Solutions.

DIRECTORS

Listed below are Quest’s seven directors. Our Board of Directors appointed Douglas F. Garn to fill a vacancy on October 7, 2008, and Mr. Garn has been nominated for election at the Annual Meeting. Each of our other current directors has been nominated for re-election at the Annual Meeting.

Vincent C. Smith, 45 Director since 1995	Information for Mr. Smith is included in the previous section titled “Executive Officers.”

Douglas F. Garn, 50 Director since 2008	Information for Mr. Garn is included in the previous section titled “Executive Officers.”

H. John Dirks, 64 Director since 2006	Mr. Dirks has 40 years of auditing and accounting experience with PricewaterhouseCoopers LLP (“PwC”), having served as a National Office Partner from 1989 until his mandatory retirement in 2005. He served as a co-leader of the firm’s National Accounting Services group and was an Audit Partner from 1979 through 1989, with an industry focus on technology clients. Mr. Dirks also represented PwC in a variety of accounting and auditing professional activities, including the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, the Emerging Issues Task Force of the Financial Accounting Standards Board and as a member of the AICPA Task Forces regarding various accounting topics, including the AICPA Task Force on Software Revenue Recognition. Since his retirement from PwC, he has provided accounting consulting services to various organizations.

Kevin M. Klausmeyer, 50 Director since 2003	Mr. Klausmeyer is Chief Financial Officer of The Planet, Inc., a leading provider of dedicated web hosting products and services. Before joining The Planet in August 2006, Mr. Klausmeyer served as Chief Financial Officer of RLX Technologies, Inc., which was acquired by Hewlett-Packard Company in October 2005. From December 1999 to February 2003, Mr. Klausmeyer was Chief Financial Officer of PentaSafe Security Technologies, Inc., which was acquired by NetIQ Corporation in December 2002. As a software finance professional, Mr. Klausmeyer was a member of the AICPA’s Software Revenue Recognition Taskforce from 1998 to 2005.

Raymond J. Lane, 62 Director since 2000	Mr. Lane is a Managing Partner of Kleiner Perkins Caufield & Byers, a venture capital firm. Prior to joining Kleiner Perkins in July 2000, Mr. Lane was President and Chief Operating Officer and a Director of Oracle. Before joining Oracle in June 1992, Mr. Lane was a senior partner of Booz-Allen & Hamilton. Mr. Lane is a member of the Board of Trustees of Carnegie-Mellon University and also serves as Vice Chairman of Special Olympics International.

Augustine L. Nieto II, 51 Director since 2002	Mr. Nieto was a co-founder of Life Fitness, a leading manufacturer of cardiovascular and strength training fitness equipment for commercial and consumer use, and held a variety of executive positions with Life Fitness until the company was acquired by Brunswick Corporation in 1997. He is currently an Operating Advisor for North Castle Partners, a private equity firm based in Greenwich, Connecticut. Mr. Nieto is currently the chairman of Octane Fitness, a manufacturer of consumer exercise equipment. He is also a National Vice President of the Muscular Dystrophy Association, Co-Chairman of its ALS Division and Founder of its Augie’s Quest campaign. In addition, Mr. Nieto serves as the Chairman of the ALS Therapy Development Institute, a leading non-profit biotechnology and drug research company.

Paul A. Sallaberry, 53 Director since 2005	Mr. Sallaberry previously held several executive level positions with Veritas Software, most recently as Executive Vice President, Worldwide Field Operations. Prior to that, Mr. Sallaberry served as Senior Vice President, Worldwide Sales of Veritas from July 1999 to December 1999, and Vice President, Worldwide Sales of Veritas from April 1997 to July 1999.

Corporate Governance

Our Board of Directors and management are committed to utilizing good corporate governance practices to ensure we are managed for the long-term benefit of our stockholders. We have in place a variety of policies and practices to promote good corporate governance. Consistent with our Corporate Governance Guidelines, a majority of our Board of Directors is independent in accordance with NASDAQ and NYSE listing standards, and all members of our Audit Committee, our Compensation Committee, and our Nominating and Corporate Governance Committee also meet NASDAQ and NYSE guidelines for independence. We have also established:

•

written charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee that address corporate governance practices in accordance with the Sarbanes-Oxley Act, current NASDAQ corporate governance guidelines, and other applicable rules and regulations;

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

The Nominating and Corporate Governance Committee of our Board of Directors is responsible for establishing and reviewing the Corporate Governance Guidelines from time to time and reporting and making recommendations to the Board concerning corporate governance matters. Among the matters addressed by our Corporate Governance Guidelines are:

•

Director Independence—Independent directors shall constitute at least a majority of our Board of Directors and all members of the Audit, Compensation, and Nominating and Corporate Governance Committees are required to be independent in accordance with the independence standards set forth in Section 303A.02 of the New York Stock Exchange Listed Companies Manual.

•	Term Limits for Independent Directors—Any director who is intended to be an independent director must not have served on our Board of Directors for 16 or more years.

•	Executive Sessions of Independent Directors—The non-employee directors regularly meet in executive sessions without management present.

•

Board Access to Independent Advisors—Our Board of Directors as a whole, and each of its committees separately, has authority to retain such independent consultants, counselors or advisors to the Board or its committees as each shall deem necessary or appropriate.

Copies of our Corporate Governance Guidelines and Code of Business Conduct and Ethics can be found on the Corporate Governance page of our Investor Relations web site located at http://www.quest.com/investor_relations/.

Board of Directors and Committees

During 2008, the Board met thirteen times. Each of our directors attended at least 75% of the aggregate number of all meetings of the Board and each of the committees upon which such director served and which were held during the period of time that such person served on the Board or such committee.

We have three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Each of these committees has a written charter approved by our Board of Directors, copies of which can be found on the Corporate Governance page of our Investor Relations web site located at http://www.quest.com/investor_relations/. The current members of each committee are identified in the table below.

Director	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Raymond J. Lane		•
Kevin M. Klausmeyer	Chair		•
Augustine L. Nieto II	•	•	Chair
Paul A. Sallaberry (1)		Chair
H. John Dirks	•

(1)	In March 2008, Mr. Sallaberry replaced Mr. Lane as the chairman of our Compensation Committee.

Audit Committee. The primary purpose of the Audit Committee is oversight of the quality and integrity of the accounting, auditing, internal control and financial reporting practices of Quest, including the appointment, oversight and compensation of Quest’s independent registered public accounting firm. Our Audit Committee held six meetings in 2008.

Compensation Committee. The Compensation Committee reviews and approves the compensation and benefits for our CEO and other executive officers and administers our 1999 Stock Incentive Plan, 2001 Stock Incentive Plan and 2008 Stock Incentive Plan. Our Compensation Committee met six times in 2008.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee (the “Nominating Committee”) oversees all aspects of our corporate governance functions on behalf of the Board and makes recommendations to the Board regarding corporate governance issues, including:

•	identifying, reviewing and evaluating candidates to serve as directors of Quest;

•	serving as a focal point for communication between candidates, non-committee directors and Quest management;

•	recommending candidates for election to the Board; and

•	making other recommendations to the Board regarding affairs relating to the directors of Quest, including director compensation.

Our Nominating Committee did not have any formal meetings in 2008.

The Board has determined that each of Messrs. Dirks, Klausmeyer, Lane, Nieto and Sallaberry is independent under the criteria established by NASDAQ and the NYSE, and that each of Messrs. Dirks and Klausmeyer is an audit committee financial expert.

Communications with the Board

Stockholders may communicate with the Board or any of the directors by sending written communications addressed to the Board or any of the directors, c/o Corporate Secretary, Quest Software, Inc., 5 Polaris Way, Aliso Viejo, California 92656. All communications are compiled by the Corporate Secretary and forwarded to the Board or the individual director(s) accordingly.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our employees, including our principal executive officer, principal financial officer, and principal accounting officer. A copy of our Code of Ethics was filed as Exhibit 14.1 to our Annual Report on Form 10-K for the year ended December 31, 2008 and is also posted on the Corporate Governance page of our Investor Relations web site located at http://www.quest.com/investor_relations/. We intend to satisfy the disclosure requirements regarding amendments to, or waivers from, the Code of Ethics by either providing such information on a Form 8-K filed with the Securities and Exchange Commission or by posting such information on the Corporate Governance page of our Investor Relations web site described in the preceding sentence. Information contained on our website is not part of this Proxy Statement.

Director Attendance at Annual Meetings

Directors are encouraged to attend annual meetings of the Company’s stockholders. Our annual meeting in 2008 was attended by one incumbent director.

Nominations for Director

The policy of the Nominating Committee is to consider stockholder recommendations for candidates for membership on the Board. Stockholder recommendations for nominations should be delivered to our Corporate Secretary as follows:

Corporate Secretary

Quest Software, Inc.

5 Polaris Way

Aliso Viejo, CA 92656

Stockholder recommendations should set forth, among other matters: (i) the name, age and business address of the nominee; (ii) the principal occupation or employment of the nominee; (iii) the number of shares of Quest capital stock owned by the nominee; and (iv) other information relating to the nominee that is required to be disclosed in solicitations for proxies for election of directors under applicable rules and regulations of the Commission.

The Nominating Committee utilizes a variety of methods for identifying and evaluating nominees for director. In the event that vacancies on the Board arise, the Nominating Committee considers potential candidates for director, which may come to the attention of the Nominating Committee through current directors, professional search firms, stockholders or other persons. As described above, the Nominating Committee considers properly submitted stockholder recommendations for nomination to the Board in the same manner as it evaluates other nominees. Following verification of the stockholder status of persons proposing candidates, recommendations are aggregated and considered by the Nominating Committee. Materials provided by a stockholder for consideration of a nominee for director are forwarded to the Nominating Committee for evaluation. In evaluating such nominations, the Nominating Committee seeks to achieve the appropriate balance of industry and business knowledge and experience in light of the function and needs of the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent of our common stock, to file reports of initial ownership of our securities and changes in such ownership with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent stockholders also are required to furnish Quest with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to the Company or written representations that no Forms 4 or 5 were required, the Company believes that, during 2008, its officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements, except that Messrs. Garn and Dirks each filed one late report on Form 4 covering one transaction.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Form 10-K/A.

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

QUEST SOFTWARE, INC.

Dated: August 27, 2009	By:	/s/ Scott J. Davidson
Scott J. Davidson Senior Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Title
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.