Form 10-Q
period 2009-09-30
QUEST SOFTWARE INC
filed 2009-11-09
CIK 1088033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of November 3, 2009, was 90,365,364.

QUEST SOFTWARE, INC.

FORM 10-Q

QUEST SOFTWARE, INC.

PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$303,465	$215,895
Restricted cash	900	2,425
Short-term investments	58,549	632
Accounts receivable, net of allowances of $5,632 and $8,384 at September 30, 2009 and December 31, 2008, respectively	124,545	153,892
Prepaid expenses and other current assets	19,116	17,362
Deferred income taxes	30,776	18,460

Total current assets	537,351	408,666
Property and equipment, net	71,587	77,394
Long-term investments	—	41,410
Intangible assets, net	79,918	104,567
Goodwill	659,195	655,777
Deferred income taxes	23,313	28,026
Other assets	26,274	29,819

Total assets	$1,397,638	$1,345,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,579	$3,798
Accrued compensation	40,325	45,079
Other accrued expenses	27,414	39,760
Litigation loss provision	29,400	—
Current portion of loans payable	34,213	—
Current portion of income taxes payable	6,090	167
Current portion of deferred revenue	258,189	272,626

Total current liabilities	400,210	361,430
Long-term liabilities:
Long-term portion of deferred revenue	76,790	66,086
Long-term portion of income taxes payable	38,697	40,846
Long-term portion of loans payable	33,428	—
Other long-term liabilities	7,228	3,545

Total long-term liabilities	156,143	110,477
Commitments and contingencies (Notes 7, 8 and 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 89,594 and 94,298 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	90	94
Additional paid-in capital	675,089	740,887
Retained earnings	166,108	132,771
Accumulated other comprehensive loss	(2)	—

Total stockholders’ equity	841,285	873,752

Total liabilities and stockholders’ equity	$1,397,638	$1,345,659

See accompanying Notes to Condensed Consolidated Financial Statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Licenses	$67,323	$86,700	$191,333	$241,128
Services	103,526	100,865	309,371	292,650

Total revenues	170,849	187,565	500,704	533,778
Cost of revenues:
Licenses	2,197	1,921	5,740	6,110
Services	14,607	15,167	42,867	46,571
Amortization of purchased technology	4,983	5,026	14,924	14,619

Total cost of revenues	21,787	22,114	63,531	67,300

Gross profit	149,062	165,451	437,173	466,478
Operating expenses:
Sales and marketing	64,704	76,957	196,732	234,604
Research and development	34,721	37,169	107,928	114,687
General and administrative	18,971	21,120	55,170	66,811
Amortization of other purchased intangible assets	3,258	2,418	9,925	7,730
In-process research and development	—	—	—	955
Litigation loss provision	29,400	—	29,400	—

Total operating expenses	151,054	137,664	399,155	424,787

Income (loss) from operations	(1,992)	27,787	38,018	41,691
Other income (expense), net	2,703	(6,526)	3,338	4,385

Income before income tax provision (benefit)	711	21,261	41,356	46,076
Income tax provision (benefit)	(2,238)	3,944	8,019	7,204

Net income	$2,949	$17,317	$33,337	$38,872

Net income per share:
Basic	$0.03	$0.16	$0.36	$0.37

Diluted	$0.03	$0.16	$0.35	$0.36

Weighted average shares:
Basic	88,968	105,434	92,540	104,334
Diluted	91,846	107,450	94,483	106,697

See accompanying Notes to Condensed Consolidated Financial Statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$33,337	$38,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,596	34,859
Compensation expense associated with share-based payments	11,366	14,306
Deferred income taxes	1,184	(421)
Unrealized (gain)/loss on short-term investments and put option	(483)	—
Excess tax benefit related to share-based compensation	(639)	(3,328)
Provision for bad debts	120	756
In-process research and development	—	955
Litigation loss provision	29,400	—
Other non-cash adjustments, net	(61)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	32,128	37,663
Prepaid expenses and other current assets	(34)	1,178
Other assets	1,687	(348)
Accounts payable	(1,988)	(1,557)
Accrued compensation	(7,691)	(7,840)
Other accrued expenses	(10,584)	(3,738)
Income taxes payable	(8,280)	(7,657)
Deferred revenue	(3,733)	10,671
Other liabilities	3,508	33

Net cash provided by operating activities	115,833	114,404
Cash flows from investing activities:
Purchases of property and equipment	(8,277)	(8,181)
Cash paid for acquisitions, net of cash acquired	(96)	(135,226)
Change in restricted cash	1,690	46,554
Purchases of cost method investments	(3,000)	(3,160)
Purchases of investment securities	(11,993)	(52,003)
Sales and maturities of investment securities	1,289	39,322

Net cash used in investing activities	(20,387)	(112,694)
Cash flows from financing activities:
Proceeds from loans payable	68,428	—
Repayments of loans payable	(782)	—
Repurchase of common stock	(101,119)	—
Repayment of capital lease obligations	(193)	(205)
Cash paid for line of credit fees	(1,979)	—
Proceeds from the exercise of stock options	27,600	38,644
Excess tax benefit related to share-based compensation	639	3,328
Proceeds received from certain executive officers as part of our restatement remedial actions	—	200

Net cash provided by (used in) financing activities	(7,406)	41,967
Effect of exchange rate changes on cash and cash equivalents	(470)	1,246

Net increase in cash and cash equivalents	87,570	44,923
Cash and cash equivalents, beginning of period	215,895	235,568

Cash and cash equivalents, end of period	$303,465	$280,491

Supplemental disclosures of consolidated cash flow information:
Cash paid for interest	$2,858	$529

Cash paid for income taxes	$13,514	$15,948

Supplemental schedule of non-cash investing and financing activities:
Unrealized loss on available-for-sale securities	$—	$1,822

Capital lease additions	$164	$167

Unpaid purchases of property and equipment	$1,015	$391

See accompanying Notes to Condensed Consolidated Financial Statements.

QUEST SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$2,949	$17,317	$33,337	$38,872
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	—	156	—	(1,822)
Net unrealized loss on derivative instruments, net of tax	(2)	—	(2)	—

Comprehensive income	$2,947	$17,473	$33,335	$37,050

See accompanying Notes to Condensed Consolidated Financial Statements.

QUEST SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Basis of Presentation

Quest Software, Inc. (“Quest,” the “Company,” “we,” “us” or “our”) was incorporated in California in 1987 and reincorporated in Delaware in 2009 and is a leading developer and vendor of application, database, Windows and virtualization management software products. We also provide consulting, training, and support services to our customers. Our accompanying unaudited condensed consolidated financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008, reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Recent Accounting Pronouncements

Fair Value Measurements

The Financial Accounting Standards Board (“FASB”) issued new accounting guidance on fair value measurements. The new guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. On January 1, 2008, we adopted the new guidance for financial assets and financial liabilities measured at fair value on a recurring basis (see Note 13 for further details). On January 1, 2009, we adopted the new guidance for non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis. In April 2009, the FASB issued additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and is effective for us in the second quarter of fiscal 2009. This includes guidance on identifying circumstances that indicate a transaction is not orderly. In August 2009, the FASB issued clarifying guidance that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the of the techniques prescribed by the update. The adoption of fair value measurements guidance has not had a material impact on our consolidated financial position or results of operations.

Business Combinations

The FASB issued new accounting guidance on business combinations. This guidance has significantly changed the accounting for business combinations by requiring an acquiring entity to recognize assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. In addition, it requires that: acquisition costs be generally expensed as incurred; non-controlling interests (formerly known as “minority interests”) be valued at fair value at the acquisition date; acquired contingent liabilities be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; in-process research and development be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination be generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. There are also a substantial number of new disclosure requirements. We adopted this guidance effective January 1, 2009. In April 2009, the FASB issued new guidance that amends and clarifies the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. We have not completed any acquisitions in 2009 and, therefore, there was not a significant impact from adoption of this standard on our consolidated financial position or results of operations. We expect the new guidance will have an impact on accounting for future business combinations but the impact will be dependent upon the nature, terms and size of future acquisitions.

QUEST SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Other Accounting Pronouncements

In May 2009, the FASB issued new accounting guidance for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This guidance was effective for us in the second quarter of fiscal 2009. The adoption of this guidance did not have a material impact on our consolidated financial position or results of operations.

In June 2009, the FASB issued an amendment to its consolidation guidance for variable interest entities and the definition of a variable interest entity and requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. This amendment also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and is effective for us January 1, 2010. We are currently evaluating the impact this amendment will have on our consolidated financial position and results of operations.

In June 2009, the FASB issued its Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). The Codification eliminates the GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the Codification in the third quarter of fiscal 2009. There will be no change to our consolidated financial statements due to the implementation of the Codification other than changes in reference to various authoritative accounting pronouncements in our Notes to Condensed Consolidated Financial Statements.

In September 2009, the FASB issued new accounting guidance for revenue arrangements with multiple deliverables, which addresses the unit of accounting for arrangements involving multiple deliverables and how consideration should be allocated to separate units of accounting, when applicable. This guidance will not be effective for us until the first quarter of 2011. Early adoption is permitted. This guidance will not have a material impact on our consolidated financial position or results of operations.

In September 2009, the FASB issued new accounting guidance for software revenue recognition. The new guidance excludes from software revenue recognition all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. This guidance will not be effective for us until the first quarter of 2011. Early adoption is permitted. We are currently evaluating the impact of its pending adoption on our consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation within the stockholders’ equity section of our December 31, 2008 condensed consolidated balance sheet as a result of changing our state of incorporation from California to Delaware during the second quarter of 2009 and assigning a par value to our common stock.

2. Cash and Cash Equivalents and Investments

The following table summarizes our cash and cash equivalents and investments by balance sheet classification at the dates indicated (in thousands):

	September 30, 2009
Classification on balance sheet	Cost	Fair Value (1)
Cash and cash equivalents	$303,465	$303,465
Short-term investments	61,286	58,549

Total cash and cash equivalents and investments	$364,751	$362,014

(1)	See Note 13 for further details regarding fair value measurements.

QUEST SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table summarizes our investments by major security type at the dates indicated (in thousands):

	September 30, 2009
Major security type:	Cost	Fair Value
Available-for-sale securities: Term Deposits and United States Treasury Bills	$12,211	$12,211
Trading securities: Municipal Auction Rate Securities	49,075	46,338

Total investments	$61,286	$58,549

At September 30, 2009, we held $49.1 million par value (with a fair value of $46.3 million) in municipal notes with an auction reset feature (“auction rate securities” or “ARSs”). These securities are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 35 days. Due to a decrease in liquidity in the global credit markets, in February 2008 auctions began failing for the ARSs we held. Regularly scheduled auctions for these securities have continued to fail since that time. As of September 30, 2009, we continue to earn and receive interest on all of our ARSs. All of the underlying assets of our ARSs were in securities collateralized by student loan portfolios, which are guaranteed by the United States government.

In October 2008, we entered into agreements (the “Agreements”) with the investment firm that sold us our ARSs. By entering into the Agreements, we (1) received the right (“Put Options”) to sell all of our ARSs back to the investment firm at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, (2) gave the investment firm the right to purchase all of our ARSs or sell them on our behalf at par anytime after the execution of the Agreements through July 2, 2012, (3) received an offer for a “no net cost” loan for up to 70% of the par value of the ARSs until June 30, 2010, and (4) agreed to release the investment firm from certain potential claims related to the collateralized ARSs in certain specified circumstances. On July 6, 2009, we drew down $34.4 million, or 70%, of the par value against the value of our ARSs (see Note 7 for additional details). We elected to measure the Put Options under the fair value option. During the three months ended September 30, 2009, we recorded within other income (expense), net a pretax unrealized $0.1 million gain on our Put Options with no corresponding offset to our ARSs. During the nine months ended September 30, 2009, we recorded within other income (expense), net a pretax unrealized $5.3 million loss on our Put Options which was offset by a pretax unrealized $5.8 million gain on our ARSs. The corresponding offset to the unrealized gains and losses on our Put Options is recorded within prepaid expenses and other current assets. We anticipate that any future changes in the fair value of the Put Options will primarily be offset by the changes in the fair value of the related ARSs with no material net impact to our Condensed Consolidated Income Statements. The Put Options will continue to be measured at fair value until the earlier of their maturity or exercise. See Note 13 for further details regarding fair value measurements.

3. Share-Based Payments

We have authorized the issuance of 29.3 million shares of common stock to employees, directors and consultants under our 2008 Stock Incentive Plan (the “2008 Plan”). The 2008 Plan is the successor to the Quest Software, Inc. 1999 Stock Incentive Plan, as amended (the “1999 Plan”) and the Quest Software, Inc. 2001 Stock Incentive Plan (the “2001 Plan” and, together with the 1999 Plan, the “Prior Plans”). The 2008 Plan became effective July 1, 2008. All outstanding stock awards granted under the Prior Plans remain subject to the terms and conditions of those predecessor plans. All stock awards granted after July 1, 2008 will be subject to the terms of the 2008 Plan.

The 2008 Plan provides for the discretionary grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, and other forms of equity compensation to its employees. We use stock awards under the 2008 Plan to secure and retain the services of our employees and directors providing such eligible individuals with an opportunity to benefit from increases in the value of our Common Stock, and thereby aligning the long-term compensation and interests of those individuals with our stockholders. As of September 30, 2009, there were 16.8 million shares available for grant under the 2008 Plan.

QUEST SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Option Awards

Incentive stock options and non-statutory stock options (“option awards”) are granted with an exercise price not less than the market price of our stock at the date of grant. Option awards generally vest based on four to five years of continuous service and generally have 10-year contractual terms.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The fair value of these awards is amortized on a straight-line basis over the vesting period. As of January 1, 2009, expected volatilities are based on historical volatilities of Quest’s stock, which is a departure from past practice of using implied volatilities derived from the market prices of our traded options with similar terms. We decided to make this change because we have significantly reduced the level of option award granting activity and both analyses produced similar results. We use historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate is based on the U.S. Treasury zero-coupon issues in effect at the time of option grant for equivalent remaining terms. We do not expect to pay any dividends and, therefore, we use an expected dividend yield of zero. We used the following weighted-average assumptions for option awards during the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Expected volatility	38.0%	43.3%	39.5%	43.4%
Expected term (in years)	5.9	7.0	5.9	6.9
Risk-free interest rate	3.0%	3.6%	2.3%	3.5%
Expected dividend yield	None	None	None	None

A summary of the activity of option awards during the nine months ended September 30, 2009, and details regarding the option awards outstanding and exercisable at September 30, 2009, are as provided below:

	Number of Shares (in thousands)	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2008	15,262	$16.05
Granted	686	$13.10
Exercised	(2,286)	$12.07
Canceled/forfeited/expired	(584)	$20.32

Outstanding at September 30, 2009	13,078	$16.40	3.88	$42,676

Vested or expected to vest at September 30, 2009	12,913	$16.44	3.81	$42,147

Exercisable at September 30, 2009	11,529	$16.73	3.38	$38,188

(1)	These amounts represent the difference between the weighted-average exercise price and $16.85, the closing price of Quest Software, Inc. stock on September 30, 2009 as reported on the NASDAQ National Market, for all in-the-money options outstanding.

The weighted-average fair value of options granted during the nine months ended September 30, 2009 and 2008 was $5.39 and $7.51, respectively. The total intrinsic value of options exercised was $8.2 million and $21.4 million for the nine months ended September 30, 2009 and 2008, respectively. The total fair value of options vested during the nine months ended September 30, 2009 and 2008 was approximately $6.9 million and $13.2 million, respectively.

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

QUEST SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

A summary of our RSUs activity during the nine months ended September 30, 2009 is provided below:

	Number of Shares	Weighted-Average Grant Date Fair Value (per share)
Nonvested at January 1, 2009	266,290	$13.83
Granted (1)	819,821	$12.49
Vested	(272,975)	$13.02
Forfeited	(17,557)	$12.49

Nonvested at September 30, 2009	795,579	$12.74

(1)	Granted RSUs include 135,225 shares that are subject to performance conditions whereby the final number of awards will be determined by the application of the awards to the Company’s actual performance during the 2009 performance period against the established financial objectives. The number disclosed is the maximum deliverable assuming 100% of the 2009 financial objectives are achieved.

The total fair value of RSUs vested during the nine months ended September 30, 2009 and 2008 was $4.3 million and $0.8 million, respectively.

Share-Based Compensation Expense

The following table presents the income statement classification of all share-based compensation expense for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of licenses	$—	$1	$—	$3
Cost of services	185	150	522	685
Sales and marketing	1,047	1,588	3,767	5,537
Research and development	1,473	1,283	4,073	4,505
General and administrative	1,330	2,212	3,004	4,492

Total share-based compensation expense	4,035	5,234	11,366	15,222
Tax benefit associated with share-based compensation expense (1)	1,614	2,094	4,546	6,089

Reduction of net income	$2,421	$3,140	$6,820	$9,133

(1)	The recognized tax benefit related to share-based compensation expense was estimated to be 40% in order to approximate the blended Federal and State statutory tax rate after the benefit for state taxes. Historically we have used the effective tax rate for all periods presented. However, due to variances in the effective tax rate between comparative interim periods, we utilized a blended statutory tax rate which provides a more accurate estimate of the current and deferred tax benefits ultimately received from share-based compensation.

As of September 30, 2009, total unrecognized share-based compensation cost related to unvested option awards was $10.1 million, which is expected to be recognized over a weighted-average period of 2.1 years and total unrecognized share-based compensation expense related to unvested RSUs was $8.3 million, which is expected to be recognized over a weighted-average period of 2.0 years.

4. Acquisitions

2008 Acquisitions

NetPro Computing, Inc. – In September 2008 we acquired NetPro Computing, Inc. (“NetPro”), a leading provider of Microsoft infrastructure optimization solutions, for purchase consideration of approximately $79.1 million, including $0.4 million in transaction costs. The acquisition of NetPro allows Quest to further extend our product portfolio to deliver a comprehensive set of products to manage complex Microsoft infrastructures. The combined product offering is expected to provide robust solutions to better migrate,

QUEST SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

manage and secure Microsoft Active Directory, Exchange, SharePoint and SQL Server environments. The acquisition has been accounted for as a purchase and the purchase price was allocated primarily to goodwill and other intangible assets. Total goodwill of $54.1 million was assigned $32.4 million and $21.7 million to the license and service segments of our business, respectively, and is not expected to be deductible for tax purposes. The goodwill allocation of 60% to licenses and 40% to services is based on both historical and projected relative contribution from licenses and services revenues. Actual results of operations of NetPro are included in our consolidated financial statements from the date of acquisition. Our allocation of the purchase price to assets and liabilities based upon the fair value determinations as of September 30, 2009 was as follows (in thousands):

Cash and cash equivalents	$3,798
Other current assets	3,877
Acquired technologies with a useful life of 4.0 years	16,500
Customer relationships with a weighted average useful life of 4.1 years	18,300
Non-compete agreements with a useful life of 3.0 years	1,000
Goodwill	54,082
Other non-current assets	1,134
Other current liabilities	(4,736)
Deferred revenue	(7,061)
Non-current liabilities	(7,797)

Total purchase price	$79,097

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

Other Acquisitions – We completed two other acquisitions during the nine months ended September 30, 2008. The aggregate consideration paid for these transactions was $11.7 million paid in cash and was allocated as follows: $7.6 million to goodwill, $1.0 million to in-process research and development which was written off on the date of acquisition, $4.2 million to intangible assets and $(1.1) million to assumed liabilities, net of tangible assets acquired. Actual results of operations of these acquisitions are included in our condensed consolidated financial statements from the effective dates of the acquisitions.

QUEST SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following represents the aggregate allocation of the purchase price for these two acquisitions to amortizing intangible assets (table in thousands):

Acquired technology with a weighted average useful life of 4.9 years	$2,249
Customer relationships with a useful life of 4.5 years	891
Non-compete agreements with a weighted average useful life of 2.5 years	1,018

Total intangible assets	$4,158

The pro forma effects of all 2008 acquisitions, individually or in the aggregate, would not have been material to our results of operations for the three and nine months ended September 30, 2008 and, therefore, are not presented.

5. Goodwill and Intangible Assets, Net

Intangible assets, net are comprised of the following (in thousands):

	September 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$151,746	$(112,945)	$38,801	$151,526	$(98,000)	$53,526
Customer relationships	69,627	(36,706)	32,921	69,627	(28,225)	41,402
Non-compete agreements	12,919	(11,903)	1,016	12,919	(11,100)	1,819
Trademarks and trade names (1)	12,680	(5,500)	7,180	12,680	(4,860)	7,820

	$246,972	$(167,054)	$79,918	$246,752	$(142,185)	$104,567

(1)	Trademarks and trade names include $6.2 million in a trade name related to our acquisition of ScriptLogic Corporation (“ScriptLogic”) in August 2007 that has an indefinite useful life, and as such is not being amortized.

Amortization expense for intangible assets was $8.2 million and $24.8 million for the three and nine months ended September 30, 2009, respectively. This compares to $7.4 million and $22.4 million for the three and nine months ended September 30, 2008, respectively. Estimated annual amortization expense related to amortizing intangible assets reflected on our September 30, 2009 balance sheet is as follows (in thousands):

Estimated Annual Amortization Expense
2009 (remaining quarter)	$7,653
2010	26,485
2011	22,438
2012	14,878
2013	2,264

Total accumulated amortization	$73,718

The changes in the carrying amount of goodwill by reportable operating segment for the nine months ended September 30, 2009 are as follows (in thousands):

	Licenses	Services	Total
Balance as of December 31, 2008	$463,194	$192,583	$655,777
Adjustments (1)	2,065	1,353	3,418

Balance as of September 30, 2009	$465,259	$193,936	$659,195

(1)	Primarily from finalization of purchase price allocations for various acquisitions.

6. Cost Method Investments

We invested $3.0 million in an early stage private company during the nine months ended September 30, 2009. Our investments in early stage private companies do not have a readily determined market value and were accounted for under the cost method, given that we do not have the ability to exercise significant influence. We periodically monitor our investments for impairment and will record reductions in carrying values if and when necessary. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. No such

QUEST SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

events were noted during the three and nine months ended September 30, 2009. Our cumulative investments are included as part of other assets in our condensed consolidated balance sheet at September 30, 2009 and December 31, 2008 and were carried at $14.4 million and $11.5 million, respectively.

7. Debt

On February 17, 2009, we entered into a two year revolving line of credit agreement with Wells Fargo Foothill, LLC as the arranger, administrative agent and lender (the “Credit Agreement”). We intend to use any proceeds from the Credit Agreement for working capital and other general corporate purposes. The Credit Agreement allows for cash borrowings and letters of credit under a secured revolving credit facility of up to a maximum of $100 million. Interest will accrue at a floating rate based on, at the Company’s election, (i) LIBOR (subject to reserve requirements and a minimum LIBOR of 2.75%) or (ii) the greatest of (a) 4.0%, (b) the Federal Funds Rate plus 0.5% or (c) Wells Fargo’s prime rate, in each case, plus an applicable margin. The Credit Agreement includes limitations on the Company’s ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividend payments, and dispose of assets. The Credit Agreement is secured by substantially all of the Company’s assets, subject to certain exceptions, and includes certain financial covenants. Total fees associated with this line of credit paid upfront were approximately $2.0 million and will be amortized over the life of the Credit Agreement as interest expense. During the three and nine months ended September 30, 2009, $0.2 million and $0.6 million, respectively, in amortization of these fees was recognized as interest expense within other income (expense), net. As of September 30, 2009, we have a zero balance outstanding under this line of credit.

On July 6, 2009, we drew down $34.4 million, or 70%, of the par value against the value of our ARSs. As this credit line was structured as a “net no cost” loan, any interest charges will be offset by interest earned on the underlying ARSs. See Note 2 for additional details regarding these investments. As of September 30, 2009, we have a $33.7 million balance outstanding all of which is recorded on the balance sheet in current portion of loans payable.

On August 3, 2009, we entered into a loan agreement (the “Loan”) with Mutual of Omaha Bank whereby we borrowed an aggregate principal amount of $34 million. The Loan is secured by our real property at our headquarters in Aliso Viejo, California. We intend to use the proceeds from the Loan for working capital and other general corporate purposes. The Loan matures in five years, during which time we will make equal monthly principal and interest payments at a 7.03% interest rate on a fixed rate, 25-year amortization schedule. Events of default include, among other things, payment defaults, breaches of covenants and bankruptcy events. In the case of a continuing event of default, the lender may accelerate the payment of all unpaid principal and interest amounts, increase the then-current interest rate by 5% and foreclose on the real estate collateral. As of September 30, 2009, we have a $33.9 million balance outstanding with $33.4 million recorded as long-term and $0.5 million recorded as current portion of loans payable.

We were in compliance with all debt-related covenants at September 30, 2009.

8. Derivatives

Foreign Exchange Risk Management Policy

In February 2009, our Board of Directors approved our Foreign Exchange Risk Management Policy. The policy identifies target exposures such as balance sheet, cash flow and income statement risks, program objectives, approved financial instruments and counterparties, accounting and tax treatment, as well as oversight, reporting and controls. The functional currency of all our subsidiaries is the U.S. Dollar. Our exposure to foreign exchange risk is composed of the combination of our foreign operations net profits and losses denominated in currencies other than the U.S. Dollar, as well as our net balances of monetary assets and liabilities within our foreign subsidiaries. These exposures have the potential to produce either gains or losses depending on the directional movement of the foreign currencies versus the U.S. Dollar and our operational profile in foreign subsidiaries. Certain balance sheet items are re-measured each period and the changes in value are recorded within other income (expense), net.

In March 2009, we initiated a limited balance sheet hedging program with the stated objective of reducing volatility within other income (expense), net. Under this program we use derivatives in the form of forward foreign currency contracts to hedge certain balance sheet exposures. Since these derivatives hedge existing exposures that are denominated in foreign currencies, the contracts

QUEST SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

do not require hedge accounting. Accordingly, these outstanding non-designated derivatives are recognized on the consolidated balance sheet at fair value and the changes in fair value from these contracts are recorded in other income (expense), net, in the consolidated income statement. These derivative contracts settled on November 3, 2009.

In September 2009, we initiated a limited cash flow hedging program primarily focused on reducing volatility in our forecasted research and development cash expenses; some of which are denominated in non-U.S. Dollar currencies. Under this program we use derivatives in the form of forward foreign currency contracts to hedge certain forecasted cash expense transactions. These contracts require hedge accounting; as such these derivatives are designated as hedging instruments with durations ranging from less than one month to nine months.

As of September 30, 2009, we had the following net notional forward foreign currency contracts outstanding (in thousands):

Foreign Currency	Currency Denomination
Australian dollars	AUD	2,760
Canadian dollars	CAD	12,355
Danish krone	DKK	6,000
Euro	EUR	3,500
British pounds sterling	GBP	3,000
Israeli shekels	ILS	7,320
Russian roubles	RUB	165,580

The Effect of Derivative Instruments on Financial Performance

The following tables provide the effect derivative instruments had on other comprehensive income (loss) (“OCI”) and results of operations for the three and nine months ended September 30, 2009 (in thousands):

	Amount of gain (loss) recognized in OCI (effective portion)		Location of gain (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain (loss) reclassified from accumulated OCI (effective portion)
Derivatives designated as hedging instruments	Three Months	Nine Months		Three Months	Nine Months
Forward foreign currency contracts	$2	$2	n/a	$—	$—

		Amount of gain (loss) recognized in income on derivative instruments
Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivative instruments	Three Months	Nine Months
Forward foreign currency contracts	Other income (expense), net	$4	$(1,405)

There was no material ineffectiveness in our cash flow hedging program in the periods presented.

9. Stockholders’ Equity

In March 2009, our board of directors authorized a stock repurchase of up to $100 million of our common stock. This stock repurchase authorization was terminated in connection with the commencement of the June 2009 tender offer as discussed below. During the nine months ended September 30, 2009, we repurchased 341,639 shares under this stock repurchase authorization at a weighted-average price per share of $11.37, for a total cost of $3.9 million.

In June 2009, our board of directors authorized a modified “Dutch Auction” tender offer to purchase up to 10,715,000 shares of our common stock at a price not greater than $14.00 nor less than $12.50 per share. This offer expired on June 30, 2009. The tendered shares were accepted for purchase and paid for in July 2009. We accepted for purchase 6,850,871 shares in the tender offer, at a price of $14.00 per share, for a total cost of $95.9 million excluding approximately $1.3 million in fees and expenses related to the tender offer.

QUEST SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

On August 9, 2009, the Board of Directors authorized a plan to repurchase up to $100 million of Quest’s common stock. Any stock repurchases may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans. Rule 10b5-1 permits Quest to establish, while not in possession of material nonpublic information, prearranged plans to buy stock at a specific price in the future, regardless of any subsequent possession of material nonpublic information. The timing and actual number of shares repurchased will depend on a variety of factors including market conditions, corporate and regulatory requirements, and capital availability. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. As of September 30, 2009 we have not repurchased any shares under this plan.

10. Other Income (Expense), Net

Other income (expense), net consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income	$325	$2,837	$1,519	$8,738
Interest expense	(962)	(52)	(1,687)	(161)
Foreign currency gain (loss), net (1)	3,360	(9,499)	4,347	(4,827)
Forward foreign currency contracts gain (loss)	4	—	(1,405)	—
Unrealized gain (loss) on ARSs (2)	(1)	—	5,777	—
Unrealized gain (loss) on Put Options (2)	79	—	(5,297)	—
Other income and expense	(102)	188	83	635

Total other income (expense), net	$2,703	$(6,526)	$3,337	$4,385

(1)	Our foreign currency gains or losses within other income (expense), net are predominantly attributable to translation gains or losses on the re-measurement of our net balances of monetary assets and liabilities in our foreign subsidiaries, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar. The foreign currency translation adjustments to these balance sheet items reflect a change in currency spot rates at the end of the quarter compared to spot rates from the previous quarter.
(2)	See Note 2 for details.

11. Income Tax Provision (Benefit)

The income tax provision (benefit) was $(2.2) million and $8.0 million for the three and nine months ended September 30, 2009, respectively, which compares to $3.9 million and $7.2 million in the same periods of 2008. The change is primarily related to the mix of pre-tax income between high and low tax jurisdictions as well as the settlement of the shareholder class action relating to alleged stock option backdating and items all discretely impacting the three and nine months ended September 30, 2009. Such discrete items include adjustments made as part of our adoption of the new business combination accounting guidance, enactment of changes to the California income tax legislation, and resolution of the US-France Mutual Agreement Procedure during the period. The provision for income taxes for the nine months ended September 30, 2008 also included the discrete effect related to the closure of an Internal Revenue Service examination of the tax filing for the year December 31, 2004. The effective income tax rate for the three and nine months ended September 30, 2009 was approximately (314.8)% and 19.4%, respectively, compared to 18.6% and 15.6% in the comparable periods of 2008.

Significant Event for Accounting for Uncertainty in Income Taxes

During the nine months ended September 30, 2009, we received notification from the French Tax Authorities of a resolution reached with the Internal Revenue Service pursuant to the Mutual Agreement Procedure provided for in Article 26 of the US-France Income Tax treaty. The resolution provided for additional income to be recognized in France and less income to be recognized in the United States for the tax years ended December 31, 2000 through March 31, 2003. As a result, we revised the balance of our

QUEST SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

unrecognized tax benefit to reflect the impact of these adjustments. Furthermore, we reassessed and revised the existing balance of our unrecognized tax benefit related to tax years ended during the second quarter of 2003 through 2008 in light of the recent resolution. The impact of these items resulted in a net increase in the gross unrecognized tax benefit of $3.5 million during the nine months ended September 30, 2009, of which $3.4 million was recorded as a non-current deferred tax asset on the condensed consolidated balance sheet. The overall effective tax rate impact of these items recorded during the nine months ended September 30, 2009 is a benefit of approximately $0.1 million.

12. Net Income Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of securities by including other common stock equivalents, including stock options and RSUs, in the weighted-average number of common shares outstanding for a period, if dilutive.

The table below sets forth the reconciliation of the denominator of the net income per share calculation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Shares used in computing basic net income per share	88,968	105,434	92,540	104,334
Dilutive effect of stock options and RSUs (1)	2,878	2,016	1,943	2,363

Shares used in computing diluted net income per share	91,846	107,450	94,483	106,697

(1)	Options to purchase 3.7 million and 8.2 million shares of common stock during the three months ended September 30, 2009 and 2008, respectively, and 8.9 million and 8.6 million shares of common stock during the nine months ended September 30, 2009 and 2008, respectively, were outstanding but were not included in the computation of net income per share as inclusion would have been anti-dilutive.

13. Fair Value Measurements

Effective January 1, 2009, we adopted FASB’s new guidance for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis. We did not perform fair value measurements on a nonrecurring basis for nonfinancial assets and nonfinancial liabilities during the nine months ended September 30, 2009 since we test goodwill for impairment at the reporting unit level on an annual basis in the fourth quarter, or more frequently if we believe indicators of impairment exist, and there were no acquisitions during the nine months ended September 30, 2009.

New accounting guidance on fair value measurements for certain financial assets and liabilities requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

As of September 30, 2009, we held certain assets that are required to be measured at fair value on a recurring basis. These assets included cash equivalents and investments. Included in our investments at September 30, 2009 was $49.1 million par value (with a fair value of $46.3 million) in ARSs. We estimated the fair values of the ARSs and related Put Options we held at September 30, 2009 based on a discounted cash flow model that we prepared. Key considerations to our discounted cash flow model included, among other items, the general climate of interest rates, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. Using our discounted cash flow model we determined that the fair values of the ARSs we held at September 30, 2009 were less than par.

QUEST SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table represents our fair value hierarchy for financial assets (cash equivalents and investments) measured at fair value on a recurring basis by major security type as of September 30, 2009 (in thousands):

	Fair Value Measurements at September 30, 2009
Major Security Type	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$160,069	$160,069	$—	$—
U.S. Treasuries	31,993	31,993	—	—
Certificates of deposit	536	536	—	—
Commercial paper	39,990	39,990	—	—
Auction rate securities	46,338	—	—	46,338
Put options (1)	2,575	—	—	2,575

Total	$281,501	$232,588	$—	$48,913

(1)	See Note 2 for details.

The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2009 (in thousands):

Significant Unobservable Inputs (Level 3)
Balance at December 31, 2008	$49,283
Unrealized gains on ARSs included within other income, net	5,778
Unrealized losses on put options included within other income (expense), net	(5,298)
Net settlements	(850)

Balance at September 30, 2009	$48,913

Other Financial Assets and Liabilities

The carrying amounts of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the relatively short period of time between origination of the instruments and their expected realization or because they are carried at fair value.

The book value and fair value of our current and long-term portion of loans payable are as follows (in thousands):

	September 30, 2009
	Book Value	Fair Value
Current portion of loans payable	$34,213	$34,213
Long-term portion of loans payable	33,428	33,428

	$67,641	$67,641

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

QUEST SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Reportable segment data for the three and nine months ended September 30, 2009 and 2008, respectively, is as follows (in thousands):

	Licenses	Services	Total
Three months ended September 30, 2009
Revenues	$67,323	$103,526	$170,849
Cost of Revenues	7,180	14,607	21,787

Gross profit	$60,143	$88,919	$149,062

Three months ended September 30, 2008
Revenues	$86,700	$100,865	$187,565
Cost of Revenues	6,947	15,167	22,114

Gross profit	$79,753	$85,698	$165,451

Nine months ended September 30, 2009
Revenues	$191,333	$309,371	$500,704
Cost of Revenues	20,664	42,867	63,531

Gross profit	$170,669	$266,504	$437,173

Nine months ended September 30, 2008
Revenues	$241,128	$292,650	$533,778
Cost of Revenues	20,729	46,571	67,300

Gross profit	$220,399	$246,079	$466,478

Revenues are attributed to geographic areas based on the location of the entity to which the products or services were invoiced. Revenues and long-lived assets concerning principal geographic areas in which we operate are as follows (in thousands):

	United States	United Kingdom	Ireland	Other International (2)	Total
Three months ended September 30, 2009:
Revenues	$108,656	$14,731	$15,951	$31,511	$170,849
Long-lived assets (1)	$84,625	$3,917	$15	$9,305	$97,862

Three months ended September 30, 2008:
Revenues	$114,385	$20,148	$13,811	$39,221	$187,565
Long-lived assets (1)	$79,486	$8,694	$30	$10,472	$98,682

Nine months ended September 30, 2009:
Revenues	$314,543	$46,365	$45,645	$94,151	$500,704
Long-lived assets (1)	$84,625	$3,917	$15	$9,305	$97,862

Nine months ended September 30, 2008:
Revenues	$310,385	$62,995	$39,785	$120,613	$533,778
Long-lived assets (1)	$79,486	$8,694	$30	$10,472	$98,682

(1)	Includes property and equipment, net and other assets.
(2)	No single country within Other International accounts for greater than 10% of revenues.

15. Commitments and Contingencies

Securities Litigation. In October 2006, a purported shareholder class action was filed in the U.S. District Court for the Central District of California against Quest and certain of its current or former officers and directors (the “Options Class Action”). The plaintiff alleges that (i) the Company improperly backdated stock options, resulting in false or misleading disclosures concerning, among other things, Quest’s financial condition and (ii) the individual defendants sold Quest stock while in possession of material nonpublic information resulting in damages to the putative plaintiff class, in violation of Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On September 8, 2009, the Court granted the plaintiff’s motion to certify the class. Pursuant to a Stipulation and Agreement of Settlement entered into on November 6, 2009, the Company, the class representative and certain current and former officers and directors of the Company, agreed to settle the Options Class Action for a payment of $29.4 million. The settlement agreement is subject to approval by the U.S. District Court.

QUEST SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Acquisitions. The Company has entered into escrow agreements with acquired companies to satisfy certain indemnification obligations of selling shareholders. Certain of these escrow agreements designate Quest as the holder of the escrow money. As of September 30, 2009, we hold approximately $0.7 million in cash related to these agreements, all of which is included in restricted cash.

General. The Company and its subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business. The foregoing discussion includes material developments that occurred during the three months ended September 30, 2009 or thereafter in our material legal proceedings.

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

16. Subsequent Events

We have evaluated subsequent events through November 9, 2009, which is the date our financial statements were issued.

Pursuant to a Stipulation and Agreement of Settlement entered into on November 6, 2009, the Company, the class representative and certain current and former officers and directors of the Company, agreed to settle the shareholder class action for alleged stock option backdating filed in October 2006 for a payment of $29.4 million. The settlement agreement is subject to approval by the U.S. District Court. Because the agreement in principle provided additional evidence about conditions that existed at the balance sheet date, we recognized the full $29.4 million as a litigation loss provision in our condensed consolidated financial statements presented in this report.

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

Quarterly Update

As discussed in more detail throughout our MD&A, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, we delivered the following financial performance:

•	Total revenues decreased by $16.7 million, or 8.9%, to $170.8 million;

•	Total expenses increased by $13.1 million, or 8.2%, to $172.8 million;

•	Income from operations decreased by $29.8 million, or 107.2%, to a loss of $2.0 million;

•	Other income (expense), net increased by $9.2 million, from a loss of $6.5 million in 2008 to a gain of $2.7 million in 2009;

•	Diluted earnings per share decreased by $0.13, or 80.1%, to $0.03.

Our third quarter 2009 revenue performance continued to be affected by the generally weak macro-economic conditions. Total revenues within our EMEA and America sales regions were down approximately 17% and 6%, respectively, when compared to the comparable period of the prior year, while our Asia Pacific sales regions were up by approximately 9%.

Along product lines, total revenues from sales of all four of our product areas declined with the most notable declines coming from our Database Management product area. Our third quarter 2009 total revenues were also negatively impacted by the strengthening U.S. Dollar relative to certain non-U.S. Dollar currencies in the third quarter of 2009. This resulted in a lesser U.S. Dollar equivalent for several currencies including the Euro and British Pound. Since certain of our international sales are denominated in these non-U.S. Dollar currencies, the impact from foreign currency comprised approximately 18%, or $2.9 million, of the overall decrease in total revenues.

Although total revenues continued to decline, we decreased our discretionary and headcount related expenses. This focus, combined with the benefit from foreign currency exchange rates resulted in an increase in our operating margin.

The increase in total expenses was due to a $29.4 million litigation loss provision recorded with our settlement of the shareholder class action relating to alleged stock option backdating. See Note 15 of our Notes to Condensed Consolidated Financial Statements for additional information. During the three months ended September 30, 2009, we experienced a significant decrease in personnel related costs, which include compensation, benefits and payroll related taxes compared against the same period in 2008. Our full-time employee headcount at the end of the third quarter of 2009 was 3,364, as compared to 3,477 at the end of the third quarter of 2008. Our full-time employee headcount in locations outside of the United States was 1,583 at the end of the third quarter of 2009 compared to 1,672 at the end of the third quarter of 2008. We continue to realize benefit from certain cost management initiatives we have undertaken since mid-2008 which include reduced headcount, travel costs, and other measures. Our third quarter 2009 total expenses were also impacted by the strengthening U.S. Dollar relative to certain non-U.S. Dollar currencies in the third quarter of 2009, which resulted in a lesser U.S. Dollar equivalent for several currencies as noted above. Since certain of our international expenses are denominated in these non-U.S. Dollar currencies, our total expenses in the third quarter of 2009 were reduced by approximately $6.4 million compared against the same period in 2008 as a result of the impact of foreign currency exchange rates.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to revenue recognition, asset valuations (including accounts receivable, goodwill and intangible assets), share-based compensation, income taxes and functional currencies for purpose of consolidation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets, and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of the critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments listed above are discussed further in our Annual Report on Form 10-K for fiscal 2008 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no material changes to our critical accounting policies or estimates during the nine months ended September 30, 2009.

Recently Adopted Accounting Pronouncement

See Note 1 of our Notes to Condensed Consolidated Financial Statements for information regarding recent accounting pronouncements.

Results of Operations

The following table sets forth selected condensed consolidated income statement data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Licenses	39.4%	46.2%	38.2%	45.2%
Services	60.6	53.8	61.8	54.8

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Licenses	1.3	1.0	1.1	1.1
Services	8.5	8.1	8.6	8.7
Amortization of purchased technology	2.9	2.7	3.0	2.7

Total cost of revenues	12.7	11.8	12.7	12.5

Gross profit	87.3	88.2	87.3	87.5
Operating expenses:
Sales and marketing	37.9	41.0	39.3	44.0
Research and development	20.3	19.8	21.6	21.5
General and administrative	11.1	11.3	11.0	12.5
Amortization of other purchased intangible assets	1.9	1.3	2.0	1.4
In-process research and development	—	—	—	0.2
Litigation loss provision	17.2	—	5.9	—

Total operating expenses	88.4	73.4	79.8	79.6

Income (loss) from operations	(1.1)	14.8	7.5	7.9
Other income (expense), net	1.6	(3.5)	0.7	0.8

Income before income tax provision (benefit)	0.5	11.3	8.2	8.7
Income tax provision (benefit)	(1.3)	2.1	1.6	1.3

Net income	1.8%	9.2%	6.6%	7.4%

Comparison of Three Months Ended September 30, 2009 and 2008

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended September 30,		Increase/(Decrease)
	2009	2008	Dollars	Percentage
Revenues:
Licenses
Americas	$44,009	$54,473	$(10,464)	(19.2)%
Rest of World	23,314	32,227	(8,913)	(27.7)%

Total license revenues	67,323	86,700	(19,377)	(22.3)%

Services
Americas	69,049	66,375	2,674	4.0%
Rest of World	34,477	34,490	(13)	0.0%

Total service revenues	103,526	100,865	2,661	2.6%

Total revenues	$170,849	$187,565	$(16,716)	(8.9)%

Licenses Revenues — The decrease in license revenues was due primarily to decreased sales of our Database Management products across all geographic regions and Windows Management products in our Europe, the Middle East and Africa (“EMEA”) region. Our third quarter license revenues were also negatively impacted by the strengthening U.S. Dollar relative to certain non-U.S. Dollar currencies in the third quarter of 2009. This resulted in a lesser U.S. Dollar equivalent for several currencies including the Euro and British Pound. Since certain of our international sales are denominated in these non-U.S. Dollar currencies, the impact from foreign currency comprised approximately 13% of the overall decrease in license revenues.

Services Revenues — Services revenues are derived from post-contract technical support services (“maintenance”) and consulting and training services. The largest component of our services revenues is maintenance revenue. Maintenance revenues are generated from support and maintenance services relating to current year sales of new software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. The main driver of our growth in services revenues was maintenance renewals on our Windows Management products in the Americas. Also contributing to the growth in services revenues were maintenance renewals on our Virtualization Management products across all geographic regions. Maintenance revenues from our Database Management products decreased particularly in the EMEA region. Revenue from consulting and training services as a percentage of total service revenues was approximately 9.3% and 9.6% of total service revenues in the three months ended September 30, 2009 and 2008, respectively.

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

Over the past twelve months we have experienced declining growth in our maintenance revenues and expect this trend to continue through at least 2010. The three main reasons for this decline are: reduced sales of new software licenses during 2009; fewer acquisitions which resulted in less revenue contribution from acquired deferred maintenance revenues; and changes in foreign currency exchange rates.

Cost of Revenues

Total cost of revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended September 30,		Increase/(Decrease)
	2009	2008	Dollars	Percentage
Cost of revenues:
Licenses	$2,197	$1,921	$276	14.4%
Services	14,607	15,167	(560)	(3.7)%
Amortization of purchased technology	4,983	5,026	(43)	(0.9)%

Total cost of revenues	$21,787	$22,114	$(327)	(1.5)%

Cost of Licenses — Cost of licenses primarily consists of third-party software royalties, product packaging, documentation, duplication, delivery and personnel costs. Cost of licenses as a percentage of license revenues was 3.3% and 2.2% for the three months ended September 30, 2009 and 2008. The increase in cost of licenses, both in terms of absolute dollars and as a percentage of license revenues, was due to an impairment charge of $0.6 million taken on one of our prepaid royalty obligations. The royalty obligation was tied to a product that Quest discontinued selling in the third quarter of 2009. Excluding this charge cost of licenses was down $0.4 million, or 18% over the three months ended September 30, 2008 and cost of licenses as percentage of license revenues would have been 2.3%.

Cost of Services — Cost of services primarily consists of personnel, outside consultants, facilities and systems costs used in providing maintenance, consulting and training services. Cost of services does not include development costs related to bug fixes and upgrades which are classified in research and development and which are not separately determinable. Personnel related costs decreased by $0.5 million. Cost of services as a percentage of service revenues was 14.1% and 15.0% in the three months ended September 30, 2009 and 2008, respectively.

Amortization of Purchased Technology — Amortization of purchased technology includes amortization of the fair value of purchased technology associated with acquisitions. We expect amortization of purchased technology within the cost of revenues arising from acquisitions completed prior to September 30, 2009 to be approximately $4.5 million for the remaining three months of 2009.

Operating Expenses

Total operating expenses and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended September 30,		Increase/(Decrease)
	2009	2008	Dollars	Percentage
Operating expenses:
Sales and marketing	$64,704	$76,957	$(12,253)	(15.9)%
Research and development	34,721	37,169	(2,448)	(6.6)%
General and administrative	18,971	21,120	(2,149)	(10.2)%
Amortization of other purchased intangible assets	3,258	2,418	840	34.7%
Litigation loss provision	29,400	—	29,400	—%

Total operating expenses	$151,054	$137,664	$13,390	9.7%

Sales and Marketing — Sales and marketing expenses consist primarily of compensation and benefit costs for sales and marketing personnel, sales commissions, and costs of trade shows, travel and entertainment and various discretionary marketing programs. The decrease in sales and marketing expense, both in terms of absolute dollars and as a percentage of total revenues, was due primarily to a $9.4 million decrease in personnel related costs and a $0.7 million decrease in travel costs. The decrease in personnel related costs was due primarily to reductions in commissions, base salary and related payroll taxes, share-based compensation and bonuses. We also had a $0.5 million decrease in trade show costs and a $0.4 million decrease in advertising costs. The impact from foreign currency comprised approximately 25% of the overall decrease in sales and marketing expense.

Research and Development — Research and development expenses consist primarily of compensation and benefit costs for software developers who develop new products, bug fixes and upgrades to existing products and at times provide engineering support for maintenance services, software product managers, quality assurance and technical documentation personnel, and payments made to outside software development consultants in connection with our ongoing efforts to enhance our core technologies and develop additional products. The decrease in research and development expense during the three months ended September 30, 2009 over the comparable period in 2008 was due primarily to reduced expenditures related to certain post-acquisition contingent payment obligations that were tied to technology milestones. These obligations resulted in 2008 expenses of approximately $1.4 million, while in 2009 the charges were reduced to $0.2 million. Also, personnel and travel related costs decreased by $0.9 million. The impact from foreign currency comprised approximately 83% of the overall decrease in research and development expense.

General and Administrative — General and administrative expenses consist primarily of compensation and benefit costs for our executive, finance, legal, human resources, administrative and IS personnel, and professional fees for audit, tax and legal services. The decrease in general and administrative expense during the three months ended September 30, 2009 as compared to the same period in 2008 was due primarily to a decrease of $2.0 million in personnel related costs. Share-based compensation, which is included in personnel related costs, decreased by approximately $0.9 million in the 2009 period. Professional accounting, tax and legal fees increased by approximately $1.3 million due primarily to our ongoing litigation matters as described in Note 15 of our Notes to Condensed Consolidated Financial Statements, offset by a $1.0 million decrease in corporate insurance, recruiting fees and taxes. The impact from foreign currency comprised approximately 27% of the overall decrease in general and administrative expenses.

Amortization of Other Purchased Intangible Assets — Amortization of other purchased intangible assets includes the amortization of customer lists, trademarks, non-compete agreements and maintenance contracts associated with acquisitions. The increase in amortization of other purchased intangible assets was due primarily to a full quarter of amortization of intangible assets acquired in August and September of 2008, offset slightly by other intangible assets that were fully amortized prior to the three months ended September 30, 2009. We expect amortization of other purchased intangible assets within operating expenses arising from acquisitions completed prior to September 30, 2009 to be approximately $3.2 million for the remaining three months of 2009.

Litigation Loss Provision — Litigation loss provision of $29.4 million relates to our settlement of the shareholder class action for alleged stock option backdating filed in October 2006 in the U.S. District Court for the Central District of California against Quest and certain of its current or former officers and directors. See Note 15 of our Notes to Condensed Consolidated Financial Statements for additional information.

Other Income (Expense), Net

Other income (expense), net increased to $2.7 million in income in the third quarter of 2009 from a $6.5 million expense in the third quarter of 2008. The largest impact to other income (expense), net was attributed to a foreign currency gain of $3.4 million compared to a loss of $9.5 million in the third quarter of 2009 and 2008, respectively. Our foreign currency gains or losses are predominantly attributable to translation gains or losses relative to the U.S. Dollar on the re-measurement of net monetary assets, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar. Interest expense was $1.0 million and $0.1 million in the three months ended September 31, 2009 and 2008, respectively. The increase in interest expense is due to debt agreements entered into in 2009. See Note 7 of our Notes to Condensed Consolidated Financial Statements for additional information regarding our debt agreements. Interest income was $0.3 million and $2.8 million in the three months ended September 30, 2009 and 2008, respectively. The decrease in interest income was due primarily to lower average investment yields and average cash and investment balances.

Income Tax Provision (Benefit)

The income tax provision (benefit) was $(2.2) million for the three months ended September 30, 2009 compared to $3.9 million in the same period of 2008. The reduction is primarily related to the discrete tax impact of the settlement of the shareholder class action relating to alleged stock option backdating and the mix of pre-tax income between high and low tax jurisdictions. The effective income tax rate for the three months ended September 30, 2009 was (314.8)% compared to 18.6% in the comparable period of 2008.

Comparison of Nine Months Ended September 30, 2009 and 2008

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Nine Months Ended September 30,		Increase/(Decrease)
	2009	2008	Dollars	Percentage
Licenses
Americas	$121,022	$139,088	$(18,066)	(13.0)%
Rest of World	70,311	102,040	(31,729)	(31.1)%

Total license revenues	191,333	241,128	(49,795)	(20.7)%

Services
Americas	210,376	190,664	19,712	10.3%
Rest of World	98,995	101,986	(2,991)	(2.9)%

Total service revenues	309,371	292,650	16,721	5.7%

Total revenues	$500,704	$533,778	$(33,074)	(6.2)%

Licenses Revenues — The decrease in license revenues was due primarily to decreased sales of our Database Management products across all geographic regions and Windows Management products in our EMEA region. Our third quarter license revenues were also negatively impacted by the strengthening U.S. Dollar relative to certain non-U.S. Dollar currencies in the third quarter of 2009. This resulted in a lesser U.S. Dollar equivalent for several currencies including the Euro and British Pound. Since certain of our international sales are denominated in these non-U.S. Dollar currencies, the impact from foreign currency comprised approximately 25% of the overall decrease in license revenues and approximately 40% of the decrease in our rest of world license revenues.

Services Revenues — The primary reason for growth in services revenues was maintenance renewals on our Windows Management products in the Americas. Also contributing to the growth in services revenues were maintenance renewals on our Virtualization Management products across all geographic regions. Maintenance revenues from our Database Management products decreased with most notable declines in the EMEA region. Revenue from consulting and training services as a percentage of total service revenues was approximately 8.8% and 10.3% of total service revenues in the nine months ended September 30, 2009 and 2008, respectively.

Cost of Revenues

Total cost of revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Nine Months Ended September 30,		Increase/(Decrease)
	2009	2008	Dollars	Percentage
Cost of revenues:
Licenses	$5,740	$6,110	$(370)	(6.1)%
Services	42,867	46,571	(3,704)	(8.0)%
Amortization of purchased technology	14,924	14,619	305	2.1%

Total cost of revenues	$63,531	$67,300	$(3,769)	(5.6)%

Cost of Licenses — The decrease in cost of licenses was due primarily to a $0.5 million reduction in hardware and inventory purchases that are sold with certain of our software products and a $0.3 million reduction in delivery costs, partially offset by a $0.7 million increase in royalty expense related primarily to the prepaid royalty impairment charge recognized during the three months ended September 30, 2009. Cost of licenses as a percentage of license revenues was 3.0% and 2.5% for the nine months ended September 30, 2009 and 2008, respectively.

Cost of Services — The decrease in cost of services was due primarily to a $2.3 million decrease in personnel related costs and a $0.9 million decrease in travel costs. An additional $0.7 million of the overall decrease was due to reduced consulting and other professional fees. The impact from foreign currency comprised approximately 84% of the overall decrease in cost of services. Cost of services as a percentage of service revenues was 13.9% and 15.9% in the nine months ended September 30, 2009 and 2008, respectively.

Amortization of Purchased Technology — The increase in amortization of purchased technology during the nine months ended September 30, 2009 over the comparable period in 2008 was due primarily to a full nine months of amortization of technology acquired during the last half of 2008, resulting in an increase of $3.8 million. A majority of the increase was offset by reduced amortization in 2009 for purchased technologies that became fully amortized by the end of 2008.

Operating Expenses

Total operating expenses and year-over-year changes are as follows (in thousands, except for percentages):

	Nine Months Ended September 30,		Increase/(Decrease)
	2009	2008	Dollars	Percentage
Operating expenses:
Sales and marketing	$196,732	$234,604	$(37,872)	(16.1)%
Research and development	107,928	114,687	(6,759)	(5.9)%
General and administrative	55,170	66,811	(11,641)	(17.4)%
Amortization of other purchased intangible assets	9,925	7,730	2,195	28.4%
In-process research and development	—	955	(955)	(100.0)%
Litigation loss provision	29,400	—	29,400	—%

Total operating expenses	$399,155	$424,787	$(25,632)	(6.0)%

Sales and Marketing — The decrease in sales and marketing expense during the nine months ended September 30, 2009 over the comparable period in 2008 was due primarily to a $23.8 million decrease in personnel related costs and a $4.9 million decrease in travel costs. The decrease in personnel related costs was due primarily to reductions in commissions, base salary and related payroll taxes, share-based compensation and bonuses. We also had a $3.1 million decrease in conferences and trade show costs and a $1.3 million decrease in advertising costs. The impact from foreign currency comprised approximately 39% of the overall decrease in sales and marketing expense.

Research and Development — The decrease in research and development expense during the nine months ended September 30, 2009 as compared to the same period in 2008 was due primarily to a $4.2 million decrease in personnel related costs and a $1.8 million decrease in travel costs. Also, expenditures related to certain post-acquisition contingent payment obligations that were tied to technology milestones decreased by approximately $1.7 million. These decreases were partially offset by a $1.2 million increase in consulting and other professional fees, outside services costs and recruiting costs. The impact from foreign currency comprised approximately $8.6 million to reducing our overall research and development expenses.

General and Administrative — The decrease in general and administrative expense during the nine months ended September 30, 2009 over the comparable period in 2008 was due primarily to a decrease of $6.8 million in personnel related costs and a $0.5 million decrease in travel costs. Lower professional accounting, tax and legal fees, corporate insurance and recruiting costs contributed $3.8 million to the overall decrease in general and administrative costs. The impact from foreign currency comprised approximately 23% of the overall decrease in general and administrative expenses.

Amortization of Other Purchased Intangible Assets — The increase in amortization of other purchased intangible assets during the nine months ended September 30, 2009 over the comparable period in 2008 was due primarily to a full nine months of amortization of intangibles acquired during the last half of 2008, resulting in an increase of $3.7 million. The increase from 2008 acquired intangibles was partially offset by certain other purchased intangible assets that were fully amortized prior to the nine months ended September 30, 2009.

In-Process Research and Development — In-process research and development expenses relate to in-process technology acquired in May 2008. These costs were charged to operations as the technologies had not reached technological feasibility and did not have alternative future uses at the date of acquisition.

Litigation Loss Provision — Litigation loss provision of $29.4 million relates to our settlement of the shareholder class action for alleged stock option backdating filed in October 2006 in the U.S. District Court for the Central District of California against Quest and certain of its current or former officers and directors. See Note 15 of our Notes to Condensed Consolidated Financial Statements for additional information.

Other Income (Expense), Net

Other income (expense), net was $3.3 million in the nine months ended September 30, 2009 compared to $4.4 million in the same period of 2008. Interest expense was $1.7 million and $0.2 million in the nine months ended September 31, 2009 and 2008, respectively. The increase in interest expense is due to debt agreements entered into in 2009. See Note 7 of our Notes to Condensed Consolidated Financial Statements for additional information regarding our debt agreements. Interest income was $1.5 million and $8.7 million in the nine months ended September 30, 2009 and 2008, respectively. The decrease in interest income was due primarily to lower average investment yields and average cash and investment balances. We had a foreign currency gain of $2.9 million and a loss of $4.8 million in the 2009 and 2008 periods, respectively. Our foreign currency gains or losses are predominantly attributable to translation gains or losses relative to the U.S. Dollar on the re-measurement of net monetary assets, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar.

Income Tax Provision

The income tax provision was $8.0 million for the nine months ended September 30, 2009 compared to $7.2 million in the same period of 2008. The change is primarily related to the mix of pre-tax income between high and low tax jurisdictions as well as the settlement of the shareholder class action relating to alleged stock option backdating, resolution of the US-France Mutual Agreement Procedure which is described in more detail in Note 11 of our Notes to Condensed Consolidated Financial Statements, adjustments due to adoption of new business combination accounting guidance and enactment of changes to the California income tax legislation all discretely impacting the nine months ended September 30, 2009. A combination of other factors also influenced the change including the impact of net operating losses and associated valuation allowances in certain foreign jurisdictions. The closure of the Internal Revenue Service’s examination of income tax returns through December 31, 2004 resulted in a tax benefit of $5.5 million for the reversal of income tax and related interest accrued during the nine months ended September 30, 2008. The effective income tax rate for the nine months ended September 30, 2009 was 19.4% versus 15.6% in the comparable period of 2008.

Liquidity and Capital Resources

Cash and cash equivalents and short-term and long-term investments were approximately $362.0 million and $257.9 million as of September 30, 2009 and December 31, 2008, respectively.

At September 30, 2009, we held within short-term investments $49.1 million (with a fair value of $46.3 million) of investment grade municipal notes with an auction reset feature (“auction rate securities” or “ARSs”). These securities are collateralized by higher education funded student loans which are supported by the federal government as part of the Federal Family Education Loan Program (FFELP). We do not have reason to believe that any of the underlying issuers of our ARSs are presently at risk or that the underlying credit quality of the assets backing our auction rate security investments has been impacted by the reduced liquidity of these investments. Based on our current ability to access cash and other short-term investments, our expected operating cash flows, and other sources of cash that we expect to be available, we do not anticipate the current lack of liquidity of these investments to have a material impact on our business strategy, financial condition, results of operations or cash flows. Additionally, in October 2008, we entered into a put agreement with the investment firm that sold us our ARSs. Under the terms of the agreement, we have the ability to put all of our ARSs to the investment firm at any time during the period beginning June 30, 2010 and ending June 30, 2012 at par value. The investment firm also has the right to repurchase these ARSs at par value on or before June 30, 2010. For more information concerning our ARSs see Notes 2 and 13 of our Notes to Condensed Consolidated Financial Statements.

Summarized cash flow information is as follows (in thousands):

	Nine Months Ended September 30,
	2009	2008
Cash provided by operating activities	$115,833	$114,404
Cash used in investing activities	(20,387)	(112,694)
Cash provided by (used in) financing activities	(7,406)	41,967
Effect of exchange rate changes	(470)	1,246

Net increase in cash and cash equivalents	$87,570	$44,923

Operating Activities

Cash provided by operating activities is primarily comprised of net income, adjusted for non-cash activities such as depreciation and amortization and the litigation loss provision. These non-cash adjustments represent charges reflected in net income, therefore, to the extent that non-cash items increase or decrease our future operating results, there will be no corresponding impact on our cash flows. After excluding the effects of these non-cash charges, the primary changes in cash flows relating to operating activities resulted from changes in operating assets and liabilities. The analyses of the changes in our operating assets and liabilities are as follows:

•

Accounts receivable decreased to $124.5 million at September 30, 2009 from $153.9 million at December 31, 2008 due to increased collections, which resulted in a decrease in operating assets, reflecting a cash inflow of $32.1 million for the nine months ended September 30, 2009. The remaining change in accounts receivable related to the impact of non-cash foreign currency translation adjustments and is included as part of the “effect of exchange rate changes on cash and cash equivalents” section of our condensed consolidated statements of cash flows. Day’s sales outstanding, or DSO, were 67 days and 70 days as of September 30, 2009 and December 31, 2008, respectively, and our daily sales decreased to $1.9 million for the quarter ended September 30, 2009 compared to $2.2 million for the quarter ended December 31, 2008. Collection of accounts receivable and related DSO could fluctuate in future periods due to the timing and amount of our revenues and their linearity and the effectiveness of our collection efforts.

•

Deferred revenue decreased to $335.0 million at September 30, 2009 from $338.7 million at December 31, 2008, resulting in a decrease in operating liabilities and reflecting a cash outflow of $3.7 million for the nine months ended September 30, 2009. The decrease in deferred revenue was due primarily to slower growth in our software post-contract technical support services customer base. Also, there were no acquisitions, which traditionally have resulted in an increase in deferred revenue.

•

Other accrued expenses decreased to $27.4 million at September 30, 2009 from $39.8 million at December 31, 2008, resulting in a decrease in operating liabilities and reflecting a cash outflow of $10.6 million for the nine months ended September 30, 2009. The decrease in other accrued expenses was due primarily to payments of certain acquisition related liabilities.

One of the primary cash outflows within operating assets and liabilities during the nine months ended September 30, 2009 was $13.5 million paid for taxes, a decrease of $2.4 million over the comparable 2008 period.

Investing Activities

Cash used in investing activities in the nine months ended September 30, 2009 included $12.0 million for purchases of investment securities, $8.3 million in capital expenditures and $3.0 million for a cost method investment in an early stage private company. We will continue to purchase property and equipment needed in the normal course of our business. We also plan to use cash generated from operations and/or proceeds from our investment securities to fund other strategic investment and acquisition opportunities that we continue to evaluate. We plan to use excess cash generated from operations to invest in short and long-term investments consistent with past investment practices.

Financing Activities

In the nine months ended September 30, 2009 we received net proceeds of $27.6 million from the issuance of our common stock due to exercises of stock options.

On February 17, 2009, we entered into a two year revolving line of credit agreement with Wells Fargo Foothill, LLC as the arranger, administrative agent and lender (the “Credit Agreement”). We intend to use the proceeds from the Credit Agreement for working capital and other general corporate purposes. The Credit Agreement allows for cash borrowings and letters of credit under a secured revolving credit facility of up to a maximum of $100 million. Interest will accrue at a floating rate based on, at the Company’s election, (i) LIBOR (subject to reserve requirements and a minimum LIBOR of 2.75%) or (ii) the greatest of (a) 4.0%, (b) the Federal Funds Rate plus 0.5% or (c) Wells Fargo’s prime rate, in each case, plus an applicable margin. The Credit Agreement includes limitations on the Company’s ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividend payments, and dispose of assets. The Credit Agreement is secured by substantially all of the Company’s assets, subject to certain exceptions including the company headquarters facility. As of September 30, 2009, we have a zero balance outstanding under this line of credit. In the nine months ended September 30, 2009 $2.0 million was paid for the total fees associated with this line of credit and will be amortized over the life of the Credit Agreement as interest expense.

In March 2009, our board of directors authorized a stock repurchase of up to $100 million of our common stock. This stock repurchase authorization was terminated in connection with the commencement of the June 2009 tender offer as discussed below. During the nine months ended September 30, 2009, we repurchased 341,639 shares under this stock repurchase authorization at a weighted-average price per share of $11.37, for a total cost of $3.9 million.

In June 2009, our board of directors authorized a modified “Dutch Auction” tender offer to purchase up to 10,715,000 shares of our common stock at a price not greater than $14.00 nor less than $12.50 per share. This offer expired on June 30, 2009. The tendered shares were accepted for purchase and paid for in July 2009. We accepted for purchase 6,850,871 shares in the tender offer, at a price of $14.00 per share, for a total cost of $95.9 million excluding approximately $1.3 million in fees and expenses related to the tender offer.

In August 2009, the Board of Directors authorized a plan to repurchase up to $100 million of our common stock. Any stock repurchases may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans. Rule 10b5-1 permits Quest to establish, while not in possession of material nonpublic information, prearranged plans to buy stock at a specific price in the future, regardless of any subsequent possession of material nonpublic information. The timing and actual number of shares repurchased will depend on a variety of factors including market conditions, corporate and regulatory requirements, and capital availability. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. As of September 30, 2009 we have not repurchased any shares under this plan.

On July 6, 2009, we drew down $34.4 million, or 70%, of the par value against the value of our ARSs. As this credit line was structured as a “net no cost” loan, any interest charges will be offset by interest earned on the underlying ARSs. See Note 2 for additional details regarding these investments.

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

As we continue to evaluate potential acquisitions, potential future stock repurchases or other general corporate expenditures which may be in excess of current cash available within certain operating entities, sourcing cash to fund these activities requires financial flexibility afforded by financing instruments. As such, we plan to continue to evaluate potential debt financings when and if reasonable financing terms become available to us.

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

Our exposure to foreign exchange risk is composed of the combination of our foreign operations net profits and losses denominated in currencies other than the U.S. Dollar, as well as our net balances of monetary assets and liabilities in our foreign subsidiaries. These exposures have the potential to produce either gains or losses depending on the directional movement of the foreign currencies versus the U.S. Dollar and our operational profile in foreign subsidiaries. Our cumulative currency gains or losses in any given period may be lessened by the economic benefits of diversification and low correlation between different currencies, but there can be no assurance that this pattern will continue to be true in future periods. During the three and nine months ended September 30, 2009, we had a negative effect, or reduction, of $2.9 million and $14.1 million, respectively, on total revenues and a positive effect in the form of a reduction to total expenses by $6.4 million and $29.1 million, respectively, related to foreign currency fluctuation. In addition, during the three and nine months ended September 30, 2009, within other income (expense), net we had foreign currency gains of $3.4 million and $2.9 million, respectively, compared to foreign currency losses of $9.5 million and $4.8 million in the comparable periods of 2008.

The foreign currencies to which we currently have the most significant exposure are the Euro, the Canadian Dollar, the British Pound, the Australian Dollar and the Russian Ruble. Prior to January 1, 2009, we did not use derivative financial instruments to hedge our foreign exchange exposures, nor did we use such instruments for speculative trading purposes. However, in 2009, we implemented a limited foreign exchange hedging program. We now enter into hedges in the form of forward foreign currency contracts to reduce our exposure to foreign currency rate changes on non-functional currency denominated forecasted transactions and balance sheet positions including certain monetary assets and liabilities denominated in foreign currencies. The forward foreign currency contracts are carried at fair value and denominated in various currencies as listed in the tables below. The duration of forward contracts ranges from less than one month to nine months. A description of our accounting for forward foreign currency contracts is included in Note 8 of our Notes to Condensed Consolidated Financial Statements.

The success of our hedging activities depends upon the accuracy of our estimates of various balances and transactions denominated in non-functional currencies. To the extent our estimates are correct, gains and losses on our forward foreign currency contracts will be offset by corresponding losses and gains on the underlying transactions. In order to monitor the financial impact of our foreign currency hedges, we subject our hedges to a stress test. This test is intended to quantify the impact to our financial statements of an abnormal change in the foreign currency rates in which we do business. When subjected to a 20% adverse change, we estimated that the fair value of our contracts listed in the table below would decline by $6.5 million.

We do not use forward foreign currency contracts for speculative or trading purposes. We enter into forward foreign currency contracts with reputable financial institutional counterparties whose financial health we monitor. To date, we have not experienced nonperformance by any of these counterparties and anticipate performance by all counterparties.

The following table summarizes the notional amounts and fair values of our outstanding forward foreign currency contracts at September 30, 2009. All contracts have maturities of nine months or less. Fair values represent estimated settlement amounts for contracts outstanding at September 30, 2009 (notional amounts and fair values in U.S. dollars in thousands):

Forward Foreign Currency Contracts
Currency	Notional Amount	Fair Value
Australian Dollar	$2,390	$22
Canadian Dollar	11,566	(12)
Danish Krone	1,180	(1)
Euro	5,123	—
British Pound	4,796	(2)
Israeli Shekel	1,959	(18)
Russian Ruble	5,353	(9)

Total	$32,367	$(20)

Interest Rate Risk

Our exposure to market interest-rate risk relates primarily to our investment portfolio. We traditionally do not use derivative financial instruments to hedge the market risks of our investments. We place our investments with high-quality issuers and money market funds and articulate allocation limits in our investment policy to any one issuer other than the United States government. Our investment portfolio as of September 30, 2009 consisted of money market funds, auction rate securities (“ARSs”), U.S. Treasuries, commercial paper and certificates of deposit. Investments purchased with an original maturity of three months or less are considered to be cash equivalents. We classify our ARSs as trading and all other investments as available-for-sale. Trading securities are carried at fair value, with changes in fair value reported in earnings. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity.

At September 30, 2009, we held within long-term investments $49.1 million (with a fair value of $46.3 million) of ARSs. The Dutch auction process that resets the applicable interest rate at predetermined calendar intervals is intended to provide liquidity to the holder of the ARSs by matching buyers and sellers within a market context enabling the holder to gain immediate liquidity by selling such interests at par or rolling over their investment. The auctions for these securities began failing in February of 2008. When auctions fail, our securities earn interest based on formulaic multiples of municipal bond indices such as the JJ Kenny Index or the S&P High Grade Index. The resulting interest rate has been highly sensitive to changes in the short term structure of interest rates and asset backed securities.

Information about our investment portfolio is presented in the table below, which states the amortized book value and related weighted-average interest rates by year of maturity (in thousands):

	Amortized Book Value	Weighted Average Rate
Investments maturing by September 30,
2010 (1)	$281,593	0.32%
2011	—	—
2012	—	—
2013	—	—
2014	—	—
Thereafter	—	—

Total portfolio	$281,593	0.32%

(1)	Includes $220.4 million in cash equivalents and $49.1 million in our ARSs, which become exercisable under Put Options in 2010 (see Note 2 of our Notes to Condensed Consolidated Financial Statements for additional information regarding our ARSs).

Item 4.	Controls and Procedures

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009 as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act.. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of that date, our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act were effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

The table below summarizes information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended September 30, 2009.

Period	Total Number of Shares of Common Stock Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions) (3)
Jul. 1, 2009 through Jul. 31, 2009	6,850,871	$14.00	6,850,871	$54.1
Aug. 1, 2009 through Aug. 31, 2009	—	$—	—	$100.0
Sep. 1, 2009 through Sep. 30, 2009	—	$—	—	$100.0

Total	6,850,871	$14.00	6,850,871	$100.0

(1)	In June 2009, our board of directors authorized a modified “Dutch Auction” tender offer to purchase up to 10,715,000 shares of our common stock at a price not greater than $14.00 nor less than $12.50 per share. This offer expired on June 30, 2009. The tendered shares were accepted for purchase and paid for in July 2009.
(2)	The price paid per share of common stock does not include the related transaction costs.
(3)	In August 2009, the Board of Directors authorized a plan to repurchase up to $100 million of our common stock. Any stock repurchases may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans. Rule 10b5-1 permits Quest to establish, while not in possession of material nonpublic information, prearranged plans to buy stock at a specific price in the future, regardless of any subsequent possession of material nonpublic information. The timing and actual number of shares repurchased will depend on a variety of factors including market conditions, corporate and regulatory requirements, and capital availability. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.

Item 6.	Exhibits

Exhibit Number	Exhibit Title

3.1	Certificate of Incorporation of Quest Software, Inc. (1)

3.2	Bylaws of Quest Software, Inc. (1)

4.1	Form of Registrant’s Specimen Common Stock Certificate. (2)

10.1	Loan and Security Agreement, dated as of August 3, 2009, between Quest Software, Inc. as Borrower and Mutual of Omaha Bank as Lender. (3)

10.2	Secured Promissory Note, dated as of August 3, 2009, from Quest Software, Inc. as Maker to Mutual of Omaha Bank as Payee. (3)

10.3	Deed of Trust, Security Agreement, Assignment of Rents and Leases, and Fixture Filing, dated as of August 3, 2009, by and among Quest Software, Inc. as Trustor, Mutual of Omaha Bank as Beneficiary, and Fidelity National Title Company as Trustee. (3)

10.4	Environmental Certification and Indemnity Agreement, dated as of August 3, 2009, by Quest Software, Inc. as Obligor in favor of Mutual of Omaha Bank as Lender. (3)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to our Current Report on Form 8-K filed April 30, 2009.
(2)	Incorporated herein by reference to our Registration Statement on Form S-1 and all amendments thereto (File No. 333-80543) filed June 11, 1999.
(3)	Incorporated herein by reference to our Current Report on Form 8-K filed August 7, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST SOFTWARE, INC.

Date: November 9, 2009	/s/ Scott J. Davidson
Scott J. Davidson Senior Vice President, Chief Financial Officer

/s/ Scott H. Reasoner
Scott H. Reasoner Vice President, Corporate Controller