Form 10-K
period 2009-12-31
QUEST SOFTWARE INC
filed 2010-02-19
CIK 1088033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $0.9 billion as of June 30, 2009, based upon the closing sale price reported for that date on The Nasdaq Global Select Market.

As of February 11, 2010, 90,720,148 shares of the Registrant’s common stock were outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement, to be delivered to stockholders in connection with the Registrant’s 2010 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Report.

QUEST SOFTWARE, INC.

ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

Discussions under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other parts of this Annual Report on Form 10-K include or may include forward-looking statements within the meaning of the federal securities laws. We have based these forward-looking statements on currently available information and our current beliefs, expectations and projections about future events. All forward-looking statements contained herein are subject to numerous risks and uncertainties. Our actual results and the timing of certain events could differ materially from those projected in the forward-looking statements due to a number of factors including those discussed under the heading “Risk Factors” in this Report and in our other filings with the Securities and Exchange Commission (“SEC”). Should one or more of these risks or uncertainties materialize, or should the underlying estimates or assumptions prove incorrect, actual results or outcomes may vary significantly from those suggested by forward-looking information. Any forward-looking statements contained in this document are based on information available at the time of filing and we make no undertaking to update any of these forward-looking statements.

PART I

Item 1.	Business

Overview

Quest Software, Inc. (“Quest,” “Quest Software,” the “Company,” “we,” “us” or “our”) designs, develops, markets, distributes and supports enterprise systems management software products. Our goal is to provide our customers with systems management products that improve the performance, productivity and reliability of their software applications and associated software infrastructure components such as databases, application servers, operating systems and virtual environments. Quest is an “Independent Software Vendor,” or “ISV,” a company whose products are designed to support or to interact or interoperate with other vendors’ software or hardware platforms. As such, we continually strive to innovate and evolve our product portfolio to support the dynamic nature of our markets as well as those of our customers’ IT environments. Our success has been predicated on identifying large and evolving markets, developing and acquiring new products and technologies and then leveraging our sales organization and installed base of customers to further our growth. While the Company began as a provider of software tools and solutions for the Oracle database market, which we call our Database Management market, we subsequently expanded our offerings into other adjacent markets such as Application Management, Windows Management and Virtualization Management.

We generate revenues by licensing our software products, principally on a perpetual basis. In addition to perpetual software licenses, we sell a small amount of time-based software licenses (or term licenses) wherein customers pay a single fee for the right to use the software and receive maintenance for a defined period of time. We also provide support, maintenance and implementation services for these products. As such, our reportable operating segments are Licenses and Services. The Licenses segment develops, and markets and sells licenses to use, our software products. The Services segment provides post-sale support for software products and fee-based training and consulting services related to our software products. We have a large product portfolio of high-value products that include very technically complex solutions focused on improving the management and performance of mission-critical software applications and the underlying component infrastructure. We also have volume products and software tools that enable our customers to reduce capital and operating expenditures or leverage existing investments in personnel and IT systems. Our active acquisition program is an important element of our corporate strategy and has served as a mechanism to broaden our product portfolio and enter new markets. This is evidenced by our entrance into the Application Management, Windows Management and Virtualization Management markets, through a series of acquisitions which served to propel the Company beyond its Database Management roots. Within the last five fiscal years, we have invested approximately $487 million, in the aggregate, to acquire twenty-two companies. Our acquisition strategy is directed to broaden our product portfolio and strengthen our competitive position against both direct competitors and the continual improvements made by the platform vendors.

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

Application Management is a core competency and is predicated on ensuring performance and availability of mission-critical applications throughout their life cycle. We have made significant investments in the form of hiring experienced developers, product managers and others with marketing expertise to improve and broaden our suite of solutions for Application Management, and our aforementioned acquisition program. Our products are focused on the monitoring and performance management of customers’ primary enterprise software applications, whether packaged or custom-developed. These applications are complex in that they traverse every layer of the IT stack including storage, databases, application servers, web servers and the actual network itself all of which adds to the complexity of managing this environment. Historically, the management of these applications was isolated among each physical layer of the technology stack. As applications themselves became modular over time and the need for our customers to improve application service levels became a market requirement, we embarked on a comprehensive research and development (“R&D”) effort to build new product solutions to unify a set of existing tools and create new functionality to support the current customer demand profile. Today, customers require a solution which not only manages application service levels and helps diagnose the root causes of performance problems, but also integrates and supports the means to provide necessary corrective action. Our success within the market and current strategic focus for building increased capabilities is based upon the fact that packaged and custom-developed applications run within multi-vendor infrastructure environments. This means that customers have a myriad of platforms and investments they have deployed over the years and require tools that manage the breadth and depth of their environments. Today, the advent of virtualization has created another facet such that an IT professional who is charged with managing this infrastructure must rely on a set of tools and solutions to ensure performance levels of the application. Our flagship Foglight® solution provides functionality that enhances visibility for an administrator who may be working within an environment that encompasses both physical and virtual applications running concurrently. From a breadth perspective, our products manage custom web-based applications written in Java and .NET as well as packaged applications, such as PeopleSoft, Oracle E-Business Suite and SAP. From a depth perspective, our products cover key databases such as Oracle, DB2 and SQL Server as well as Oracle and IBM application servers and all key web servers in today’s market. In 2009, we expanded our solution with the acquisition of PacketTrap Networks to encompass the network layer via the Perspective product line. By integrating network level with application aware monitoring for our customers, we are able to provide a comprehensive view of performance, capturing activity throughout the key elements of the infrastructure.

Database Management is a market where we initially built an industry-leading reputation and today continues to represent a core technical strength for the Company. Our Database Development products have gained wide acceptance in the market and continue to generate a significant amount of cash flow for the company. As databases continue to grow in size, complexity and mission criticality, the environments in which they are deployed continuously require higher levels of service and thus more advanced tools and solutions to support their operation. As such, the predominant customer environment is comprised of a heterogeneous mix of database platforms which are fronted by a wide array of application and web servers all of which must be orchestrated to support a business service. This complex environment requires a vendor to offer a broad tool-set to be successful in the market. Our Database Management products are marketed to database administrators (“DBA”) and developers and are designed to improve database performance and to increase the level of productivity for those database developers responsible for the efficient and accurate deployment of mission-critical databases. Historically, our products and early success were focused within the Oracle segment of the database market and we are currently recognized as a leading Oracle ISV. Several years ago, Oracle introduced products that compete directly with our Shareplex®, Quest Central® for Oracle and TOAD® products. This in turn has negatively impacted our ability to grow license revenues for certain of these products. To diversify our database business and enhance our ability to sustain revenue growth, and in direct response to the heterogeneous nature of our customers’ database profile, we embarked on a strategy to build and acquire products which addressed similar customer needs on other database platforms such as IBM’s DB2 and Microsoft’s SQL Server. More specifically, in 2001, we introduced database management tools offerings for DB2 and in the last few years, we entered the SQL Server market with our acquisition of Imceda Software, Inc. in 2005. Imceda Software expanded our offerings by delivering products for backup, recovery and security auditing solutions for SQL Server.

Our Windows Management product portfolio has been one of the key drivers of our revenue growth during the last few years. Our portfolio of products has been built by both internal development and key acquisitions such as FastLane Technologies, Inc., Aelita Software Corporation, ScriptLogic Corporation and NetPro Computing, Inc. Our Windows Management products are focused within five areas of the Microsoft infrastructure including Active Directory, Exchange, Windows Server, Sharepoint and the Windows desktop. Our strategy has been to identify opportunities within this framework and to create incremental value-add products which broaden the core functionality a customer receives “out of the box”. A portion of our product portfolio is focused on assisting customers in the migration process from one platform to the next within the Windows infrastructure but we also help customers migrate from non-Windows platforms to the associated Windows platform. For example, our migration products can assist an IT professional in moving his or her firms’ resources to the current version of Active Directory to take advantage of new features from Microsoft that were not present in an earlier version or from another directory based product to a current Active Directory platform. Another portion of our portfolio is targeted at IT professionals who manage these core elements of the Windows infrastructure such as Windows Server, Exchange, Active Directory and Sharepoint and is predicated on providing incremental management capabilities to streamline administration, increase system availability, optimize storage and enhance security. The acquisition of ScriptLogic in August of 2007 added core products to support desktop management including the centralized configuration and management of an end user's environment, software inventory and application deployment and remote administration to allow an administrator the ability to manage his or her enterprise desktops in an efficient manner. In September 2008 we acquired NetPro Computing, Inc., an Active Directory management and administration tools vendor and subsequently integrated its operations into our Windows Management operations thereby expanding our customer footprint and broadening and enhancing our portfolio of solutions.

Our Virtualization Management product portfolio was built initially through our investment in Vizioncore during 2005 and supplemented by our acquisitions of Invirtus and Provision Networks during 2007. In December of 2007 we acquired the remaining minority interest in Vizioncore. As Virtualization Management is deployed more broadly within production servers and the datacenter, the need to manage this environment continues to emerge. Along the lines similar to that of the physical infrastructure, operational requirements and administration of these platforms have given rise to the need for Virtualization Management tools, thereby creating product categories for virtualization utilities, disaster recovery, application monitoring and virtual desktop infrastructure. The taxonomy of the Virtualization Management market is following the development of paths taken previously where platform companies create the delivery mechanism and partner with other third-party vendors such as Quest to support their platform. Today, the platform market leader is VMware, but with Microsoft and Citrix/Xensource now in the market, it is expected that “cross-platform” tools will emerge to support the requirements of the datacenter such as provisioning, monitoring, reporting, disaster recovery and the typical functions found in today’s physical environment. We believe that the depth and breadth of our management capability across the entire IT stack uniquely positions Quest to become a preferred provider of these tools.

We invest a significant portion of our cash flow into our product development and management capabilities, and just over one-third of our employees work in product development, quality assurance or technical documentation roles. Given the need for many of our products to perform across different combinations of existing infrastructure within our customers’ IT configurations, we spend a significant amount of our R&D efforts to ensure that our products work consistently within heterogeneous IT environments. For example, a particular customer that deploys an Oracle financial application on an Oracle application server with an Oracle database will generally get different performance characteristics than another customer would if it deployed the same application on an IBM application server with a DB2 database. We test, evaluate and build capabilities within our products that help our customers manage these subtle differences, which requires an extended effort to capture the potential and associated combinations and permutations of our customers’ infrastructures. A large proportion of our R&D organization supports and develops existing product lines. As we increasingly seek new product opportunities within emerging markets, we have at times successfully leveraged our expertise from current products. An example of this is our entrance into the Sharepoint market with products that share technical aspects found in a few of our other products. In other instances where time to market is essential, we have supplemented our own technical efforts with technology and products from acquired companies. For example, key technology components of our vFoglight™ Virtualization Management capabilities are derived from the inter-relationship between the Vizioncore and Quest R&D teams.

In building our products, we stress technical innovation and depth, ease of deployment, ease of use and tangible, readily articulated and measurable customer benefits. We sell our products primarily via our direct field sales force and, increasingly, our telesales organization, supplemented by indirect sales through resellers and distributors. We are a global company with offices located throughout the world.

We were incorporated in California in 1987 and reincorporated in Delaware in 2009. Our principal offices are located at 5 Polaris Way, Aliso Viejo, California, 92656. We operate on a calendar fiscal year.

Solutions, Products and Services

Solutions

We develop innovative products that increase the performance of applications, databases and infrastructure and improve the productivity of the people who manage them, enabling customers to solve some of today’s toughest IT challenges. IT organizations today rely on Quest to help achieve compliance, manage complex applications and simplify identity management.

Products

We market products grouped along four main categories: 1) Application Management, 2) Database Management, 3) Windows Management and 4) Virtualization Management. Major products in these categories are described as follows.

Application Management

Our Application Management products are geared to support the spectrum of professionals all the way from the Java application developer to the CIO. The primary focus of these products is to automate the tasks performed by the IT organization to manage the complexity of the application lifecycle. Our flagship product for Application Management is Foglight, while our Stat®, JClass®, PerformaSure® and JProbe® products, the latter two focused on Java applications, comprise the remainder of our offerings.

Foglight. Foglight provides a complete view of applications to proactively detect and diagnose the root cause of performance and availability problems in a priority that makes sense to the business. Foglight correlates relationships from multiple sources and maps the metrics into a dashboard providing the IT user with an understanding of how performance and availability of services are impacting the business and what an end-user view would appear to be experiencing. It accomplishes this by depicting the technology that is contributing to application performance issues and availability including the database and the physical and virtual infrastructure running behind the scenes.

JProbe is an enterprise-class Java profiler which provides intelligent diagnostics on memory usage, performance and test coverage, allowing developers to pinpoint and repair the root cause of application code performance and stability problems that obstruct component and integration integrity.

PerformaSure reconstructs the execution path of end-user request transaction. It combines transactional data with infrastructure metrics to help development and QA teams measure and analyze Java enterprise application performance. PerformaSure integrates with JProbe to support performance testing and tuning down to the line of code.

Perspective (PacketTrap). Perspective provides performance management and monitoring across the network to identify bottlenecks and help solve traffic issues reducing the mean-time-to-resolution of network incidents.

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

Database Development. These tools improve the productivity and capability of database developers working in the Oracle Procedural Language (PL)/SQL environment. The primary products in this product family are TOAD and SQL Navigator®. We provide a complete and integrated development environment for coding stored procedures, schemas and SQL scripts from one intuitive graphical user interface. Debugging, SQL tuning, change analysis, and general administration features improve the quality and performance of database applications before they enter production.

The Quest Central product family for Oracle, SQL Server, DB2 and Sybase. Administering large heterogeneous database systems in production involves many tedious, error-prone and repetitive tasks. To streamline and automate these tasks and improve the accuracy and effectiveness of database administrators, we have developed the Quest Central product family. Quest Central is a suite of tools that enables the DBA to identify the cause of performance problems without manual trial and error or decentralized tools. These products provide details on historical performance analysis and metrics to provide insight as to how performance issues occur. The Quest Central family of products provides a consistent presentation delineating the performance management of multiple databases enabling DBAs to manage more databases without adding resources. We are currently marketing and selling Quest Central DBA product families for Oracle, Microsoft SQL Server, DB2 and Sybase databases.

SharePlex® SharePlex provides real-time replication of Oracle databases for customers who need to ensure a current, secondary copy of their transactional Oracle database is available if the primary database is unavailable. Many customers use SharePlex to offload management reporting, so the activity no longer compromises the performance of transaction processing. Further, SharePlex is also frequently used to eliminate end user disruption by providing continuous access to data during the migration of operating systems, hardware platforms and major application releases.

LiteSpeed® for SQL Server. LiteSpeed offers significant benefits to the entire organization accountable for managing Microsoft’s SQL Server databases, including backups, business operations and storage management. Benefits range from time and cost savings for the IT staff on a daily basis and for IT management to support the organization’s overall mission. LiteSpeed for SQL Server dramatically reduces storage costs and backup/recovery windows by compressing data in significantly less time than other backup solutions. The LiteSpeed for SQL Server backup engine compresses data up to 95 percent, in half the time required by other backup solutions. LiteSpeed speeds up restore times through its ability to recover individual database objects and encapsulate complete database restores into a single file.

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

Quest® Management for Active Directory. Microsoft Active Directory is technically complex and requires meticulous management to ensure the accuracy and security of its content across the entire enterprise. Quest Management for Active Directory is a set of products that provide diagnostics, recovery, detailed auditing, group policy management, reporting, self-service, role-based delegation and user provisioning. Our products offer a practical approach to automated user provisioning and provide a comprehensive delegation model, consolidated reporting and auditing and expert advice on problem resolution for teams managing complex Microsoft infrastructures.

Quest® Management for Exchange. E-mail growth is leading to increased traffic, storage and support issues, including compliance. Quest Management for Exchange provides a comprehensive set of tools to migrate, store, recover and intelligently manage growth and the related spending for mission-critical Exchange infrastructures. Our products enable mailbox and public folder management, distribution list management, usage analysis, and diagnostics to optimize investment and performance in Exchange environments. This allows administrators and managers to better target investments, enforce corporate policies, enhance customer service, reduce administrative costs and improve troubleshooting efficiency. Additional functionality and integration is available for customers who have chosen Microsoft Operations Manager (MOM) as their unattended monitoring solution.

Quest® Migration Suite for Active Directory. The Quest Migration Suite for Active Directory is a ZeroIMPACT™ solution for planning and executing migration projects to Active Directory from Windows NT or Novell NDS. It supports thorough migration planning and Active Directory pruning and grafting – with no interruption to business workflow. It’s distributed processing and robust project management features simplify migration processes.

Quest® Migration Suite for Exchange. The Quest Migration Suite for Exchange is also a ZeroIMPACT solution that helps plan and execute migration projects to Exchange 2000/2003 from Exchange 5.5 or 2000. In addition this product enables customers to migrate from a Domino/Notes or GroupWise environment to Exchange. It helps to ensure seamless migration processes and provides a centralized place for project management as well as analysis tools and reporting mechanisms.

Quest® InTrust®. Quest InTrust offers auditing and policy compliance to help systems administrators securely collect, store and report on event data to meet the needs of external regulations, internal policies and best practices.

Quest® Authentication Services. Quest Authentication Services, allows Unix and Linux to take advantage of the access, authentication and authorization within Active Directory. This product functionally extends Active Directory’s security, compliance and authentication capabilities into the extended enterprise.

Desktop Authority®. ScriptLogic® Desktop Authority centralizes control over the desktop combining into one comprehensive solution the functionality to integrate configuration, inventory, reporting, patch management, anti-spyware, device lockdown, power management and remote management into a single solution.

Virtualization Management

Our Virtualization Management products are categorized as server-side, desktop and storage management solutions and help companies safeguard and optimize their virtualized environments. Our products support essential IT strategies including business continuity, high availability, disaster recovery and desktop and application lifecycle management. Our Virtualization Management products include:

vFoglight. vFoglight is a monitoring tool for the VMware ESX Server that provides real-time and historical monitoring and performance for virtual environments. In addition to performance monitoring, vFoglight provides a chargeback solution for the VMware ESX Server environment to apportion those costs to virtual machines based on utilization.

vRanger™ Pro. vRanger Pro is a backup and restore solution for virtualized environments. Administrators can schedule regular image-level backups of virtual or physical machines — while the machine is still running. Images can be stored either locally in the SAN or sent as compressed files over a WAN to remote locations to support disaster recovery strategies.

vWorkspace. vWorkspace is a virtual desktop management platform which simultaneously supports and fully integrates and automates application delivery, desktop deployment, and management from Microsoft Hyper-V, VMware ESX, Virtual Iron and Parallels Virtuozzo Containers.

Quest® Storage Horizon® and vOptimizer Pro. Storage Horizon and vOptimizer Pro are virtual storage management solutions that help IT organizations manage capacity and reclaim over-allocated virtual machine storage.

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

We also have relationships with resellers, professional service organizations and system integrators including Accenture, Avanade, IBM and others, which include participation in the deployment of our products to customers. These relationships help promote Quest products and provide additional technical expertise to enable us to provide the full range of consulting and training services our customers require to deploy our products.

We offer product education courses to train our business partners and customers on the implementation and use of our products. Product training is provided at our headquarters, on-line and at customer sites as well as other regional and international locations.

Sales, Marketing and Distribution

We market and sell our products and services worldwide primarily through our direct sales organization, our telesales organization and, increasingly, via indirect sales channels with a group of value added resellers (VAR’s) and distributors. Given the nature of our sales model and product price points, we generally transact significant sales volume at the end of a quarter with the largest amount of the yearly volume occurring during the fourth quarter. However, our government business typically operates within a timeline concurrent with the government budget whereby we see the most significant impact during the third quarter. At December 31, 2009, we had approximately 1,400 full-time sales and marketing employees, of whom approximately 800 were full-time, sales representatives. We have approximately 300 pre-sales systems engineers who work with our field sales teams to provide technical assistance and demonstrations to sales prospects. We have continued to invest in this area and have supplemented our direct sales organization with an indirect sales channel that includes companies such as Dell and IBM in addition to resellers focused on governmental business. This activity requires broad based programs to recruit, manage and expand our support operations to grow these relationships. We also employ local resellers in certain international territories not covered by our local sales offices.

We have sales offices in many major cities of the United States, Europe, Asia and Australia to facilitate close contact between current and potential customers and our field sales organization. Sales originated outside of the United States are generally denominated in the foreign currency of the country of origin. As such, we have exposure to fluctuations in foreign exchange rates, which for the year ending December 31, 2009 contributed approximately $10.4 million to our overall reduction in total revenues, when comparing 2009 rates to 2008.

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

For information regarding our segment revenue and revenue by geographic area, please refer to Note 3 – Segment Reporting of our Notes to Consolidated Financial Statements.

Research and Development

We believe that strong research and product development capabilities are essential to enhancing our core technologies and developing additional products. Quest products typically exhibit innovative capabilities, strong product engineering and rich user interfaces. Our commitment to ongoing product development is reflected in our investments in R&D, which were $144.4 million, $153.5 million and $122.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. We have actively recruited key software engineers and developers with expertise in the areas of Oracle technologies, Java, Microsoft infrastructure technologies, ERP, Virtualization and CRM systems. We have also built-up these competencies through acquisitions. In addition to the U.S., we have significant product development operations in Canada, Australia, Russia, Israel and China. Our internal R&D is supplemented by our acquisition strategy that is primarily focused on young enterprises with recently developed and in-process technologies.

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

We also compete with other vendors of database, application, windows and virtualization management tools. Public and private companies with whom we compete include:

•	Oracle, BMC Software and CA in the database management product area;

•	IBM/Tivoli, Hewlett Packard/Mercury, CA, Compuware and BMC Software in the application management product area;

•	Symantec and NetIQ in the Windows management product area; and

•	VMware and Citrix in the Virtualization management product area.

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

We have trademarks and registered trademarks in the United States and other countries, including Quest, Quest Software, the Quest Software logo, AccessManager, ActiveRoles, Aelita, Akonix, Benchmark Factory, Big

Brother, BridgeAccess, BridgeAutoEscalate, BridgeSearch, BridgeTrak, BusinessInsight, ChangeAuditor, CI Discovery, Defender, DeployDirector, Desktop Authority, Directory Analyzer, Directory Troubleshooter, DS Analyzer, DS Expert, Foglight, GPOADmin, Help Desk Authority, Imceda, IntelliProfile, InTrust, Invirtus, iToken, JClass, JProbe, LeccoTech, LiteSpeed, LiveReorg, LogADmin, MessageStats, Monosphere, NBSpool, NetBase, NetControl, Npulse, NetPro, PassGo, PerformaSure, Point, Click, Done!, Quest vToolkit, Quest vWorkSpace, ReportADmin, RestoreADmin, ScriptLogic, SelfServiceADmin, SharePlex, Sitraka, SmartAlarm, Spotlight, SQL Navigator, SQL Watch, SQLab, Stat, StealthCollect, Storage Horizon, Tag and Follow, Toad, T.O.A.D., Toad World, vAutomator, vConverter, vEcoShell, VESI,vFoglight, vPackager, vRanger, vSpotlight, vStream, vToad, Vintela, Virtual DBA, VizionCore, Vizioncore vAutomation Suite, Vizioncore vEssentials, Vizioncore vWorkflow, WebDefender, Webthority, Xaffire, and XRT. Other trademarks and registered trademarks are the property of their respective owners.

Employees

As of December 31, 2009, we employed 3,365 full-time employees, including 1,397 in sales and marketing, 97 in consulting and training services and product fulfillment, 1,162 in research and development, 297 in customer service and support and 412 in general and administrative, including information services personnel. We believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support, research and development, and general and administrative personnel. Like other software companies, we face intense competition for such personnel, and we have at times experienced and continue to experience difficulty in recruiting and retaining qualified personnel. None of our employees are represented by a labor union; we have never experienced any work stoppages and we believe that our relationships with our employees are good.

Website Access to United States Securities and Exchange Commission Filings

Our website is located at www.quest.com. Information at that website address shall not be deemed incorporated by reference into this report. We make available, free of charge on or through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, or SEC. Information contained on our website is not part of this Annual Report on Form 10-K. Members of the public may read and copy any materials we file with, or furnish to, the SEC, at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. To obtain information on the operation of the Public Reference Room, please call the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at www.sec.gov that contains the reports, proxy and information statements, and other information that we file electronically with the SEC.

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

Current economic conditions may harm our business and results of operations

Beginning in 2008 and continuing in 2009, the U.S. and global economies slowed dramatically as a result of a variety of serious problems, including turmoil in the credit and financial markets, concerns regarding the stability and viability of major financial institutions, the state of the housing markets and volatility in worldwide stock markets. During 2009, we experienced reductions in revenues from countries within our Europe, Middle East and Africa (“EMEA”) sales region, where recent economic slowdowns have been especially acute. Given the significance and widespread nature of these nearly unprecedented circumstances, the U.S. and global economies could remain significantly challenged for an indeterminate period of time. These economic conditions, which are beyond our control, could cause many of our existing and potential customers to delay or reduce purchases of our products or services for some time, which in turn would harm our business by adversely affecting our revenues, results of operations, cash flows and financial condition. We cannot predict the duration of these economic conditions or the impact they will have on our customers or business.

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

In recent years, a large portion of our revenue has been attributable to the growth of our Microsoft Systems Management and Virtualization Management products and services, and we have relied upon cash flow generation from our Database Management products to fund sales, marketing and research and development initiatives associated with our other product areas. We cannot provide any assurance that we will sustain or grow the revenues we derive from these product areas. In addition, over the last few years we have committed significant resources to development of new and enhanced application management products and have realigned our sales and services organizations to address anticipated business opportunities presented by our expanding application management product and services lines. We cannot provide any assurance that this strategy will be successful or that the release of our enhanced application management products or other new products or services will increase our revenue growth rate.

Our quarterly operating results may fluctuate in future periods and, as a result, we may fail to meet expectations of investors and analysts, causing our stock price to fluctuate or decline

Our revenues and operating results may vary significantly from quarter-to-quarter due to a number of factors. These factors include the following:

•

the size and timing of customer orders (See “Variations in the size and timing of our customer orders and differing nature of our products and services could expose us to revenue fluctuations and higher operating costs”);

•	the discretionary nature of our customers’ purchasing decisions and budget cycles;

•

the timing of revenue recognition for sales of software products and services (See “Contractual terms or issues arising during software license negotiations may affect the timing of transactions and revenues”);

•	the extent to which our customers renew their maintenance contracts with us;

•	exposure to general economic conditions and reductions in corporate or public sector IT spending (See “Current economic conditions may harm our business and results of operations”);

•	changes in our level of operating expenses and our ability to control costs;

•	customers opting to license our products for a fixed term rather than on a perpetual basis which defers the accounting recognition of such license revenue;

•	our ability to attain market acceptance of new products and services and enhancements to our existing products;

•	our ability to introduce new products or enhancements to existing products and services in a timely manner;

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

In periods of worsening economic conditions, our exposure to credit risk and payment delinquencies on our accounts receivable significantly increases

Our outstanding accounts receivables are generally not secured. In addition, our standard terms and conditions permit payment within a specified number of days following the receipt of our product. While we have procedures to monitor and limit exposure to credit risk on our receivables and have not suffered any material losses, there can be no assurance such procedures will continue to effectively limit our credit risk and avoid losses. As economic conditions have deteriorated, certain of our customers have faced and may face liquidity concerns and have delayed and may delay or may be unable to satisfy their payment obligations, which would have a material adverse effect on our financial condition, operating results and cash flows.

Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail

Our cash and cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. We maintain the cash and cash equivalents with major financial institutions. Deposits with these banks exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits or similar limits in foreign jurisdictions. While we monitor daily the cash balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial or credit markets. To date we have experienced no loss or lack of access to our invested cash or cash equivalents (other than our auction rate securities); however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial and credit markets.

Variations in the size and timing of our customer orders and differing nature of our products and services could expose us to revenue fluctuations and higher operating costs

Our license revenues in any quarter are substantially dependent on orders booked and delivered in that quarter. Our revenues in a given quarter could be adversely affected if we are unable to complete one or more large license transactions or if the contract terms were to prevent us from recognizing revenue during that quarter. The sales cycles for certain of our software products can last from three to nine months, or longer and often require pre-purchase evaluation periods and customer education, which can affect timing of orders. Further, we have often booked a large amount of our sales in the last month, weeks or days of each quarter and delays in the closing of sales near the end of a quarter could cause quarterly revenue to fall short of anticipated levels. Finally, while a portion of our revenues each quarter is recognized from previously deferred revenue, our quarterly performance will depend primarily upon current order volumes to generate license revenues for that quarter. These factors may cause significant periodic variation in our license revenues. In addition, we incur or commit to operating expenses based on anticipated revenue levels, and generally do not know whether revenues in any quarter will meet expectations until the end of that quarter.

Our product portfolio is engineered for a broad variety of operating system, database and application platforms, and having a diverse set of functions and features. Some products, such as our database management products and other component products, are directed at database administrators and are generally sold at lower price points, and we strive to generate demand for these products through our telesales organization and marketing programs designed to maximize lead generation and website traffic. Sales of other, enterprise-wide products, primarily SharePlex, Foglight and Desktop Virtualization products, require substantial time and effort from our sales and support staff as well as involvement by our professional services organizations and, to an increasing degree, our systems integrator partners. Large individual sales, or even small delays in customer orders, can cause significant variation in our revenues and adversely affect our results of operations for a particular period. Historically, we have not placed significant reliance on large sales transactions in any given quarter, with a substantial volume of our revenues being driven from smaller transactions. However, if we encounter difficulty sustaining our component product volumes, and cannot generate a sufficient number of large customer orders, or if customers delay or cancel such orders in a particular quarter, our revenues and operating results may be adversely affected. For these reasons, we face increasing complexity in building and sustaining the optimum combination of field and inside sales personnel to address the various and changing sales and distribution characteristics of our products, which in turn impacts our ability to manage and minimize our sales and marketing costs.

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

Contractual terms or issues arising during software license negotiations may affect the timing of transactions and revenues

Because our software products are designed to work with critical elements of the information technology systems of our customers, pre-sales evaluations of our products by potential customers and contractual negotiations are often protracted and complex, and the time necessary to negotiate mutually acceptable terms and complete software license or services transactions often result in extended sales cycles. While we generally use standardized forms of software license agreements and order documentation in our transactions, it is not uncommon for large, more sophisticated IT customers to heavily negotiate terms and conditions for sales and services involving amendments to our standard forms or the use of alternative forms of agreements, which can also delay completion of transactions and recognition of the related revenue.

Several other factors may require us to defer recognition of license revenue for a period of time after entering into a license arrangement, including instances where we are required to deliver specified additional products, product upgrades or services for which we do not have vendor-specific objective evidence of fair value, licensing our product for a fixed term rather than on a perpetual basis, or where negotiated terms of the software license agreement affect other software revenue recognition requirements.

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

Many of our products are dependent on database or application technologies of others; if these technologies lose market share or become incompatible with our products, or if these vendors introduce competitive products or acquire or form strategic relationships with our competitors, the demand for our products could suffer

We believe that our success has depended in part, and will continue to depend in part for the foreseeable future, upon our relationships with providers of major database and enterprise software programs, including Oracle, IBM, Microsoft, VMware, Cisco and SAP. Our competitive advantage consists in substantial part on the integration between our products and products provided by these major software providers, and our extensive knowledge of their products and technologies. If these companies for any reason decide to promote technologies and standards that are not compatible with our technologies, or if they lose market share for their database or application products, our business, operating results and financial condition would be materially adversely affected. Furthermore, these major software vendors could attempt to increase their presence in the markets we serve by either introducing products that compete with our products or acquiring or forming strategic alliances with our competitors. These companies have longer operating histories, larger installed bases of customers and substantially greater financial, distribution, marketing and technical resources than we do, as well as well-established relationships with many of our present and potential customers, and may be in better position to withstand and respond to the current factors impacting this industry. As a result, we may not be able to compete effectively with these companies in the future, which could materially adversely affect our business, financial condition, operating results and cash flows.

If we fail to manage our operations and grow revenue or fail to continue to effectively control expenses, our future operating results could be adversely affected

Historically, the scope of our operations, the number of our employees and the geographic area of our operations and our revenue have grown rapidly. In addition, we have acquired both domestic and international companies. This growth and the assimilation of acquired operations and their employees could continue to place a significant strain on our managerial, operational and financial resources. To manage our current operations and any future growth effectively, we need to continue to implement and improve additional management and financial systems and controls. We may not be able to manage the current scope of our operations or future growth effectively and still exploit market opportunities for our products and services in a timely and cost-effective way.

We cannot assure you that our operating expenses will be lower than our estimated or actual revenues in any given quarter. If we experience a shortfall in revenue in any given quarter, we likely will not be able to further reduce operating expenses quickly in response. Any significant shortfall in revenue could immediately and adversely affect our results of operations for that quarter. Also, due to the fixed nature of many of our expenses and our current revenue expectations, our income from operations and cash flows from operating and investing activities could be lower than in recent years.

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

Our operating results may be negatively impacted by fluctuations in foreign currency exchange rates

Our international operations are generally conducted through our international subsidiaries, with the associated revenues and related expenses, and balance sheets, denominated in the currency of the country in which the international subsidiaries operate. As a result, our operating results may be harmed by fluctuations in exchange rates between the U.S. Dollar and other foreign currencies. The foreign currencies to which we currently have the most significant exposure are the Canadian Dollar, the British Pound, the Euro, the Australian Dollar and the Russian Ruble. In 2009, we implemented a foreign exchange hedging program using derivative financial instruments to hedge certain of our foreign exchange exposures. However, we do not rely on our hedging program to eliminate all foreign currency exchange rate risk.

Our international operations expose us to certain risks

We maintain research and development operations in Canada, Australia, Russia, United Kingdom, China, Czech Republic, Hong Kong and Israel, and we also have significant sales activities around the globe. As a percentage of total revenues, revenues outside of the Americas were 32.8%, 37.9% and 35.8% for the years ended December 31, 2009, 2008 and 2007, respectively. As a result, we face risks from our international operations, including, among others:

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

•	longer payment cycles and difficulties in collecting accounts receivable;

•	seasonal reductions in business activity during the summer months in Europe, the Middle East and Africa (“EMEA”) and in other periods in other countries;

•	increased financial accounting and reporting burdens and complexities;

•	fluctuations in foreign currency exchange rates that are not wholly mitigated by our foreign currency hedging program;

•	limitations on future growth or inability to maintain current levels of revenue from international operations if we do not invest sufficiently in our international operations;

•	potentially adverse tax consequences;

•	potential loss of proprietary information due to piracy, misappropriation or weaker laws regarding intellectual property protection;

•	delays in localizing our products;

•	political unrest or terrorism, particularly in areas in which we have facilities;

•

our ability to adapt and conform to accepted local business practices and customs, including providing letters of credit or other forms of support to or for the benefit of our subsidiaries or resellers;

•	compliance with a wide variety of complex foreign laws and treaties, including employment restrictions;

•	compliance with licenses, tariffs and other trade barriers;

•

activities by our employees, contractor or agents, especially in countries with developing economies, that are prohibited by U.S. laws and regulations such as the Foreign Corrupt Practices Act and by local laws prohibiting corrupt payments to government officials, in spite of our policies and procedures designed to ensure compliance with these laws; and

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

Cash earned by our foreign subsidiaries is held at those subsidiaries and transferring this cash to the United States could have a negative impact on our earnings

A substantial portion of our cash balances result from the operations of, and are held by, our foreign subsidiaries. The repatriation of cash balances from certain of our foreign subsidiaries to fund our activities within the United States could have adverse tax consequences and be limited by foreign currency exchange controls.

Acquisitions of companies or technologies may result in disruptions to our business and diversion of management attention

We have in the past made and we expect to continue to make acquisitions of complementary companies, products or technologies. Acquisitions require us to assimilate the operations, products and personnel of the acquired businesses and train, retain and motivate key personnel from the acquired businesses. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may subject us to liabilities and risks that are not known or identifiable at the time of the acquisition or may cause disruptions in our operations and divert management’s attention from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners. We may have to use cash, incur debt or issue equity securities to pay for any future acquisitions. Use of cash or debt may affect our liquidity and use of cash would reduce our cash reserves and reduce our financial flexibility. The issuance of equity securities for any acquisition could be substantially dilutive to our stockholders. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for intangible assets with indefinite useful lives. In consummating acquisitions, we are also subject to risks of entering geographic and business markets in which we have no or limited prior experience. If we are unable to fully integrate acquired businesses, products or technologies with our existing operations, we may not receive the intended benefits of an acquisition.

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

Our investment portfolio may become impaired by deterioration of the capital markets

We invest our cash balances in high-quality issuers and, limit the amount of credit exposure to any one issuer other than the United States government and its agencies. Our cash equivalent and investment portfolio as of December 31, 2009 consists of money market funds, auction rate municipal securities and term deposits. Our municipal auction rate securities are investment grade quality and are in compliance with our investment policy as of the end of 2009. Our investments are subject to general credit, liquidity and market and interest rate risks. As a result, we may experience reductions in value or loss of liquidity of our investments. In addition, should any investment cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio could have a material adverse effect on our business, results of operations, liquidity, and financial condition. See Note 4 – Cash and Cash Equivalents and Investments of our Notes to Consolidated Financial Statements for additional information about our cash equivalents and investment portfolio.

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

In addition, we are subject to the continual examination of our income tax returns by the IRS and other domestic and foreign tax authorities. These examinations are expected to focus on our intercompany transfer pricing practices as well as other matters. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from the examinations. We believe such estimates to be reasonable; however, there can be no assurance that the final determination of any of these examinations will not have an adverse effect on our financial position, operating results and cash flows.

We face risks associated with governmental contracting

We derive a portion of our revenues from contracts with the United States government and its agencies and from contracts with state and local governments or agencies. Most of our government contracting is conducted indirectly through third party resellers and only an immaterial portion of our government contracting revenues arise from contracts in which we bear the risk of renegotiation of profits or contractual termination at the government’s election. However, demand and payment for our products and services are impacted by public sector budgetary cycles and funding availability, with funding reductions or delays adversely impacting public sector demand for our products and services. Public sector customers may also change the way they procure new contracts and may adopt new rules or regulations governing contract procurement, including required competitive bidding or use of “open source” products, where available. These factors may limit the growth of or reduce the amount of revenues we derive from the public sector, which could negatively affect our results of operations.

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

Maintenance revenue could decline

Our services revenues arising from maintenance services have increased over the last three years as a result of a growing base of installed products. Declines in our license bookings, adverse changes in our foreign currency exchange rates, increased discounting in maintenance renewal bookings and/or a reduction in the extent to which our customers renew maintenance contracts would lead to declines in our maintenance revenue growth rates. As maintenance revenue makes up a substantial portion of our total revenue, any decline in our maintenance revenue could have an adverse impact on our business and financial results.

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

Failure to attract and retain personnel may negatively impact our business

Our success and ability to compete depends largely on the continued contributions of our key management, sales, engineering, marketing, support, professional services and finance personnel. We experience turnover throughout our organization and many key positions are held by people who are new to the Company or to their roles. If these people are unable to quickly become familiar with the issues they face in their roles or are not well suited to their new roles, then this could result in the Company having problems in executing its strategy or in reporting its financial results. We are highly dependent upon the talents, relationships and contributions of a few executives and have no guarantee of their retention. We have been targeted by recruitment agencies seeking to hire our key management, finance, engineering, sales and marketing and professional services personnel.

We historically have used stock options as a significant component of our employee compensation program to align employees’ interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. We have recently started using restricted stock units (RSUs) to compensate and retain key employees and to align the interests of our employees and stockholders. For example, beginning in 2008 we designed an employee reward program for key employees, which provides us with the ability to make awards under the program in the form of RSUs. If we are unable to hire or retain qualified personnel, or if newly hired personnel fail to develop the necessary skills or fail to reach expected levels of productivity, our ability to develop and market our products will be weakened.

Our revolving line of credit agreement and our loan agreement contain financial and non-financial covenants, and default of any covenant could adversely affect us

Our revolving line of credit agreement with Wells Fargo Foothill, LLC, as well as our loan agreement with Mutual of Omaha Bank which is secured by our real property at our headquarters in Aliso Viejo, California, impose operating restrictions on us in the form of financial and non-financial covenants. These restrictions limit the manner in which we can conduct our business and may restrict us from engaging in favorable business opportunities. If we were to fail to comply with these covenants and not obtain a waiver from our lenders, we would be in default under these agreements, in which case our lenders could, among other things, terminate the facilities, demand immediate repayment of any outstanding amounts, and foreclose on our collateral.

Settlement of civil litigation relating to our historical stock option granting practices is pending final court approval

In October 2006, a purported shareholder class action was filed in the United States District Court for the Central District of California against the Company and certain of our current or former officers and directors (the “Options Class Action”) alleging that the Company improperly backdated stock options, resulting in false or misleading disclosures concerning, among other things, our financial condition and that the individual defendants sold our stock while in possession of material nonpublic information. The Company, the class representative and certain of our current and former officers and directors have agreed to settle all claims in the Options Class

Action. A final hearing for approval of the settlement is scheduled before the U.S. District Court on March 15, 2010. If the settlement is approved following the final hearing, the court will enter a judgment dismissing the Options Class Action with prejudice as to all defendants, including the Company. If the settlement is not approved for any reason, the case will resume, which may be time consuming and expensive, and cause distraction from the operation of our business. The adverse resolution of this Options Class Action could have a material adverse effect on our business, financial condition and results of operations and we could be required to pay significant legal fees and damages in connection with this Options Class Action.

Unforeseen difficulties with the re-implementation and operation of our Oracle computerized accounting system, or with the upgrading or implementation of our other computerized accounting and finance systems, could adversely affect our operating results, our ability to manage our business effectively, and the effectiveness of our internal controls over financial reporting

We are currently in the process of re-implementing our Oracle accounting system, and we are also updating and implementing various other computerized accounting and finance systems. Designing and implementing these systems is a major undertaking, both financially and from a management and personnel perspective. Costs and risks inherent in the conversion to our upgraded and new systems may include disruption to our normal procedures, potential delays, expenditure overruns beyond the projects’ budgets, and problems achieving accuracy in the conversion of electronic data. Failure to properly or adequately address these issues could result in increased costs and the diversion of management’s attention and resources, negatively impacting our operating results and ability to effectively manage our business. Once upgraded and new systems are implemented, they may not operate as we expect them to. Any significant failure or malfunction may result in disruptions of our operations.

This project will require changes to certain aspects of our existing system of internal controls over financial reporting. If we encounter unanticipated delays in upgrading our systems and implementing new systems, we may be unable to complete our testing of internal controls within the required time periods, which could create a material weakness or significant deficiency in our overall internal controls. Due to the number of controls examined, the complexity of our processes, and the subjectivity involved in determining the effectiveness of controls, we cannot be certain that, in the future, all of our controls will continue to be considered effective by management or, if considered effective by our management, that our auditors will agree with such assessment. Consequently, we could be subject to regulatory sanctions or lose investor confidence in the accuracy or completeness of our financial reports.

Our stock price could become more volatile and your investment could lose value

All of the factors discussed in this section could affect our stock price. The timing of announcements in the public market regarding new products, product enhancements or technological advances by our competitors or us, and any announcements by us of acquisitions, major transactions, or management changes could also affect our stock price. Changes in the amounts and frequency of our share repurchases could adversely affect our stock price as well. Our stock price is subject to speculation in the press and the analyst community, changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock, our credit ratings and market trends unrelated to our performance. In addition, if the market for technology stocks, or the stock market in general, experiences uneven investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. A significant drop in our stock price could expose us to the risk of securities class actions lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

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

We believe that our properties are in good condition, adequately maintained and suitable for the conduct of our business. Certain of our lease agreements provide options to extend the lease for additional specified periods. For additional information regarding our obligations under leases, see Note 16 – Commitments and Contingencies of our Notes to Consolidated Financial Statements.

Item 3.	Legal Proceedings

The information set forth under Note 16 - Commitments and Contingencies of our Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Item 1A of this Report.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on The Nasdaq Global Select Market (formerly the NASDAQ National Market) under the symbol “QSFT.” The following table sets forth the high and low sale prices on The Nasdaq Global Select Market for our common stock for the periods indicated.

	High	Low
2008:
First Quarter	$18.37	$12.14
Second Quarter	17.12	12.50
Third Quarter	15.57	12.36
Fourth Quarter	14.00	10.31
2009:
First Quarter	$13.39	$10.41
Second Quarter	14.78	12.34
Third Quarter	17.69	13.68
Fourth Quarter	18.82	16.17

Holders

On February 11, 2010, the closing sale price of our common stock on The Nasdaq Global Select Market was $16.12 per share. As of February 11, 2010, there were 128 holders of record of our common stock (not including beneficial holders of shares held in “street name”).

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

Issuer Purchases of Equity Shares

The table below summarizes information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended December 31, 2009.

Period	Total Number of Shares of Common Stock Purchased (1)	Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions)
Oct. 1, 2009 through Oct. 31, 2009	—	$—	—	$100.0
Nov. 1, 2009 through Nov. 30, 2009	89,454	$16.65	89,454	$98.5
Dec. 1, 2009 through Dec. 31, 2009	565,615	$17.17	565,615	$88.8

Total	655,069	$17.10	655,069	$88.8

(1)	In August 2009, the Board of Directors authorized a plan to repurchase up to $100 million of our common stock. Any stock repurchases may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans. Rule 10b5-1 permits Quest to establish, while not in possession of material nonpublic information, prearranged plans to buy stock at a specific price in the future, regardless of any subsequent possession of material nonpublic information. The timing and actual number of shares repurchased will depend on a variety of factors including market conditions, corporate and regulatory requirements, and capital availability. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.
(2)	The price paid per share of common stock does not include the related transaction costs.

Performance Graph

The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for Quest Software, the NASDAQ Composite Index (the “NASDAQ Index”), and the S&P Systems Software Index (the “Industry Index”). The graph assumes $100 was invested in each of the Common Stock of Quest Software, the NASDAQ Index and the Industry Index on December 31, 2004. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

	Year ended December 31,
	2009 (1)	2008 (2)	2007 (3)	2006 (4)	2005 (5)
	(in thousands, except per share amounts)

Consolidated Income Statement Data:
Revenues:
Licenses	$279,238	$334,083	$308,652	$290,247	$256,131
Services	415,998	401,294	322,329	271,342	215,873

Total revenues	695,236	735,377	630,981	561,589	472,004
Cost of revenues:
Licenses	7,581	8,586	6,111	5,570	5,005
Services	58,528	62,060	55,173	49,773	38,381
Amortization of purchased technology	19,393	20,231	14,459	15,932	11,476

Total cost of revenues	85,502	90,877	75,743	71,275	54,862

Gross profit	609,734	644,500	555,238	490,314	417,142
Operating expenses:
Sales and marketing	272,944	312,493	275,037	247,500	203,851
Research and development	144,370	153,464	122,592	110,612	89,078
General and administrative	76,748	84,954	81,758	65,821	48,435
Amortization of other purchased intangible assets	13,159	11,302	7,345	6,758	7,179
In-process research and development	—	955	220	960	7,840
Litigation loss provision, net (6)	19,025	—	—	—	—

Total operating expenses	526,246	563,168	486,952	431,651	356,383
Gain on sale of corporate aircraft	—	—	—	3,987	—

Income from operations	83,488	81,332	68,286	62,650	60,759
Other income (expense), net	2,549	1,030	22,422	13,005	(1,046)

Income before income tax provision	86,037	82,362	90,708	75,655	59,713
Income tax provision	15,678	14,319	27,589	16,670	27,257

Net income	$70,359	$68,043	$63,119	$58,985	$32,456

Basic net income per share	$0.77	$0.65	$0.62	$0.58	$0.33

Diluted net income per share	$0.75	$0.64	$0.60	$0.57	$0.32

Weighted average shares outstanding:
Basic	91,926	104,192	101,819	101,380	97,621
Diluted	94,066	106,261	105,284	104,103	101,030

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term and long-term investments (7)	$386,256	$260,362	$365,715	$390,160	$242,961
Total assets	1,465,138	1,345,659	1,319,130	1,161,537	989,947
Current and long-term portion of deferred revenue	372,138	338,712	285,660	235,559	174,803
Short-term obligations	114,049	88,804	96,302	104,936	89,982
Long-term obligations (8)	86,159	44,391	39,842	2,129	1,730
Total stockholders’ equity	892,792	873,752	897,326	818,913	723,432

(1)	In 2009, we completed one acquisition for total purchase consideration of $15.0 million (see Note 2 – Acquisitions of our Notes to Consolidated Financial Statements).

(2)	In 2008, we completed five acquisitions for total purchase consideration of $144.3 million (see Note 2 – Acquisitions of our Notes to Consolidated Financial Statements).
(3)	In 2007, we completed nine acquisitions for total purchase consideration of $157.1 million (see Note 2 – Acquisitions of our Notes to Consolidated Financial Statements).
(4)	In 2006, we completed two acquisitions for total purchase consideration of $17.6 million.
(5)	In 2005, we completed five acquisitions for total purchase consideration of $159.4 million.
(6)	Litigation loss provision recorded with our settlement of the shareholder class action relating to alleged stock option backdating. See Note 16 – Commitments and Contingencies of our Notes to Consolidated Financial Statements for details.
(7)	As of December 31, 2009, includes $0.8 million of restricted cash primarily designated for our acquisition of PacketTrap Networks, Inc. As of December 31, 2008, includes $2.4 million of restricted cash designated for the satisfying of certain indemnification obligations related to escrow agreements with acquired companies where Quest is the holder of the escrow money. As of December 31, 2007, includes $48.9 million of restricted cash designated for the acquisition of PassGo Technologies Limited which closed on January 2, 2008.
(8)	Includes $44.4 million, $40.8 million and $37.1 million as of December 31, 2009, 2008 and 2007, respectively, in long-term taxes payable recorded in compliance with provisions set forth in FASB’s standard on Accounting for Uncertainty in Income Taxes—An Interpretation of FASB’s standard on Accounting for Income Taxes, which we adopted on January 1, 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated financial statements and notes to those statements included elsewhere in this Report. Certain statements in this Report, including statements regarding our business strategies, operations, financial condition and prospects are forward-looking statements. Use of the words “believe,” “expect,” “anticipate,” “will,” “contemplate,” “would,” “project,” “plan,” “may,” “could,” “intend,” “likely,” “might,” “estimate,” “continue” and similar expressions that contemplate future events may identify forward-looking statements.

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

Beginning with our acquisition of Foglight Software in January 2000 and then Sitraka in October 2002, and continuing with our current offerings for application management, we have made significant investments and evolved the development of products for this market. Foglight remains our flagship product and largest revenue component of our application management offerings. As our customers face the need to manage more complex applications with service oriented architectures, our products for identifying application outages and performance have become important tools. Improving and adding to our Foglight offering has been a major focal point for us over the past few years. In 2009, we acquired PacketTrap Networks to increase the functionality around our product capabilities in this area by incorporating network layer performance monitoring into our solution.

After establishing a market presence in both the database and application management markets, we sought to broaden our portfolio further into the Windows management tools market in early 2000 with our acquisition of Fastlane Technologies. In 2004, we acquired Aelita Software. Our acquisition of Aelita, combined with internally developed products, solidified our position as one of Microsoft’s leading ISV’s. In August of 2007 we acquired ScriptLogic, extending our product footprint to address desktop management, a new market for us. Further, in September 2008 we acquired NetPro Computing, Inc. (“NetPro”), expanding our Active Directory product portfolio. In 2009, and with the cloud computing paradigm gaining market acceptance, we launched our first set of Software as a Service (“SaaS”) Windows management solutions, which is hosted on Microsoft’s Azure platform. We market and support management tools for six key Microsoft platforms – Windows Server, Active Directory, Exchange, SQL Server, Azure and the Microsoft desktop. Our products address both migration and management of the Windows platform. Our migration business comprises a set of products which support migration from other competitive platforms to the comparable Microsoft platform, as well as migrations from earlier to the most current version of Microsoft platforms. In addition, we offer products which complement the core platform tools which are natively used by customers to manage these platforms once they are in a production environment.

As our Windows products emerged and continued to grow in market popularity, the composition of our overall revenue profile changed from being primarily derived from Oracle database platform tools to a more balanced profile with our Windows products. Our Windows products represent the largest portion of our total revenues.

As the market for virtualization began to develop we made an investment in Vizioncore during 2005 which served as the cornerstone for our next strategic product line expansion. During 2007, we further expanded this product portfolio with subsequent acquisitions of Invirtus and Provision Networks. In December 2007 we acquired the remaining minority interest in Vizioncore. As customers increase the use of today’s Virtualization platforms the market is moving past the early-adopter phase into mainstream production usage in support of server consolidation, disaster recovery and other usage scenarios across the datacenter. The taxonomy of the Virtualization Management market is following the development of paths taken previously where platform companies create the delivery mechanism and partner with other third-party vendors such as Quest to support their platform. Today, the platform market leader is VMware, but with Microsoft and Citrix/ Xensource entering the market, it is expected that “cross-platform” tools will emerge to support the requirements of the datacenter such as provisioning, monitoring, reporting, disaster recovery and the typical functions found in today’s physical environment. We believe that the depth and breadth of our management capability across the entire IT stack uniquely positions Quest to manage this environment.

Strategic acquisitions and investments have been a key part of our corporate strategy. Over the past three years, we spent approximately $312 million on fifteen acquisitions and invested $12.3 million in three early stage private companies. This strategic deployment of capital covered many of our existing market segments including Application Management, Windows Management and Virtualization Management. We intend to continue to identify and acquire companies in adjacent or contiguous markets, as we have done in the past. We have also used acquisitions and investments to build upon or extend our core competencies with incremental technology to increase our existing product functionality or complete a key portion of a deliverable on the product roadmap.

We derive revenues from three primary sources: (1) software licenses, (2) post-contract technical support services (“maintenance”) and (3) consulting and training services. Our software licensing model is primarily based on perpetual license fees. In addition to perpetual software licenses, we sell a small amount of time-based software licenses (or term licenses) wherein customers pay a single fee for the right to use the software and receive maintenance for a defined period of time. Our license fees are typically calculated either on a per-server basis or a per-seat/user basis.

Maintenance contracts entitle a customer to telephone or internet support and unspecified maintenance releases, updates and enhancements. First-year maintenance contracts are typically sold with the related perpetual software license and renewed on an annual basis thereafter at the customer’s option. Generally, annual maintenance renewal fees are priced as a percentage of the net initial customer purchase price (which includes both the fee for a perpetual license and first year maintenance). Revenue is allocated to first year maintenance based on vendor-specific objective evidence (“VSOE”) of fair value and amortized over the term of the maintenance contract, typically 12 months, although at times we sell maintenance with terms of greater than 12 months.

We also provide consulting and training services which relate to the installation and configuration of our products but do not include significant customization to or development of the underlying software code. Revenue allocated to consulting and training services is analyzed based on VSOE of fair value and recognized as the services are performed. Such revenues represented 9.1%, 10.2% and 11.4% of total services revenues for the twelve months ended December 31, 2009, 2008 and 2007, respectively.

Summary of Consolidated Financial Results

As discussed in more detail throughout our MD&A, for the twelve months ended December 31, 2009 compared to the twelve months ended December 31, 2008, we delivered the following financial performance:

•	Total revenues decreased by $40.1 million, or 5.5%, to $695.2 million;

•	Total expenses decreased by $42.3 million, or 6.5%, to $611.7 million;

•	Income from operations increased by $2.2 million, or 2.7%, to $83.5 million;

•	Other income, net increased by $1.5 million, from $1.0 million in 2008 to $2.5 million in 2009;

•	Diluted earnings per share increased by $0.11, or 16.8%, to $0.75;

•	Weighted average basic and diluted shares outstanding decreased from 104.2 million and 106.3 million in 2008 to 91.9 million and 94.1 million in 2009.

•	Cash and cash equivalents increased by $77.0 million, or 35.7%, to $292.9 million.

Our 2009 revenues were affected by a weak macro-economic environment. This was particularly visible within our EMEA sales regions where revenues were down approximately 17% when compared to the 2008 period, while revenues in our Americas and Asia Pacific sales regions were flat year-over-year.

In 2009, we experienced a decline in revenues in all product areas except Virtualization Management, with the most notable decline coming from our Database Management product area. Our 2009 total revenues were also negatively impacted by the strengthening U.S. Dollar. This resulted in lower U.S. Dollar equivalent sales for several currencies including the Euro and British Pound. Since certain of our international sales are denominated in these non-U.S. Dollar currencies, the impact from foreign currency comprised approximately 26%, or $10.4 million, of the overall decrease in total revenues.

Although total revenues declined, our management of discretionary and headcount related expenses, combined with the net benefit from foreign currency exchange rates, resulted in an increase in our operating margin.

A portion of the 2009 total expenses was due to a $19.0 million litigation loss provision recorded in connection with our settlement of the shareholder class action relating to alleged stock option backdating. See Note 16 – Commitments and Contingencies of our Notes to Consolidated Financial Statements for additional information. During 2009, we experienced a significant decrease in personnel related costs, which include compensation, benefits and payroll related taxes compared to the same period in 2008. Our full-time employee headcount at the end of 2009 was 3,365, as compared to 3,477 at the end of 2008. Our full-time employee headcount in locations outside of the United States was 1,554 at the end of 2009 compared to 1,646 at the end of 2008. We continue to realize benefit from certain cost management initiatives we have undertaken since mid-2008 which include reduced headcount and travel costs, as well as other measures. Our 2009 total expenses were also impacted by the strengthening U.S. Dollar relative to certain non-U.S. Dollar currencies in 2009, which resulted in a lesser U.S. Dollar equivalent for several currencies as noted above. Since certain of our international expenses are denominated in these non-U.S. Dollar currencies, our total expenses in 2009 were reduced by approximately $26.0 million compared against the same period in 2008 as a result of the impact of foreign currency exchange rates when comparing 2009 rates to 2008.

Foreign Currency

While we are a U.S. Dollar functional company on a world-wide basis, we transact business and operate using multiple foreign currencies. As such, the value of our revenues, expenses, certain account balances and cash flows are exposed to fluctuations in foreign currencies against the value of the U.S. Dollar. For example, when the U.S. Dollar strengthens against several non-U.S. Dollar currencies as has recently occurred, our foreign revenues and thus our total revenues can be negatively impacted. A stronger U.S. Dollar translates into lower expenses in those entities where we have operations and our personnel and occupancy expenses are denominated in non-U.S. Dollars, resulting in lower total expenses. Conversely, a weaker U.S. Dollar would have the opposite effects on total revenues and expenses. In certain geographic regions and within specific currencies, partial offsets between revenues and expenses or balance sheet positions may reduce this exposure. In other instances, we can manage our operations to reduce foreign currency exposure or utilize derivative instruments to manage this exposure. See Note 14 – Derivative Instruments for additional details.

Results of Operations

Except as otherwise indicated, the following are percentage of total revenues:

	Year Ended December 31,
	2009	2008	2007
Revenues:
Licenses	40.2%	45.4%	48.9%
Services	59.8	54.6	51.1

Total revenues	100.0	100.0	100.0

Cost of revenues:
Licenses	1.1	1.2	1.0
Services	8.4	8.4	8.7
Amortization of purchased technology	2.8	2.8	2.3

Total cost of revenues	12.3	12.4	12.0

Gross profit	87.7	87.6	88.0
Operating expenses:
Sales and marketing	39.3	42.5	43.6
Research and development	20.8	20.9	19.4
General and administrative	11.0	11.6	13.0
Amortization of other purchased intangible assets	1.9	1.5	1.2
In-process research and development	—	0.1	—
Litigation loss provision, net	2.7	—	—

Total operating expenses	75.7	76.6	77.2

Income from operations	12.0	11.0	10.8
Other income, net	0.4	0.1	3.6

Income before income tax provision	12.4	11.1	14.4
Income tax provision	2.3	1.9	4.4

Net income	10.1%	9.2%	10.0%

Comparison of Fiscal Years Ended December 31, 2009 and 2008

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages):

	2009	2008	Increase/(Decrease)
			Dollars	Percentage
Revenues:
Licenses
Americas	$177,120	$192,781	$(15,661)	(8.1)%
Rest of World	102,118	141,302	(39,184)	(27.7)%

Total license revenues	279,238	334,083	(54,845)	(16.4)%

Services
Americas	281,378	265,230	16,148	6.1%
Rest of World	134,620	136,064	(1,444)	(1.1)%

Total service revenues	415,998	401,294	14,704	3.7%

Total revenues	$695,236	$735,377	$(40,141)	(5.5)%

Licenses Revenues — The decrease in license revenues was due primarily to decreased sales of our Database Management products across all geographic regions and Windows Management products in our Europe, the Middle East and Africa (“EMEA”) region. In 2009 we sold significantly more term-based licenses, which resulted in $22.9 million of deferred license revenue at the end of 2009 compared to $6.9 million in 2008, representing an approximate $16 million increase in deferred license revenue that would have otherwise been recognized as license revenue in 2009 had those same sales been perpetual based. Our 2009 license revenues were also negatively impacted by the strengthening U.S. Dollar relative to certain non-U.S. Dollar currencies in 2009. This resulted in a lesser U.S. Dollar equivalent for several currencies including the Euro and British Pound. Since certain of our international sales are denominated in these non-U.S. Dollar currencies, the impact from foreign currency comprised approximately 16% of the overall decrease in license revenues.

Services Revenues — Services revenues are derived from post-contract technical support services (“maintenance”) and consulting and training services. The largest component of our services revenues is maintenance revenue. Maintenance revenues are generated from support and maintenance services relating to current year sales of new software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. The main driver of our growth in services revenues was maintenance renewals on our Windows Management products in the Americas. Also contributing to the growth in services revenues were maintenance renewals on our Virtualization Management products across all geographic regions. Maintenance revenues from our Database Management products decreased particularly in the EMEA region. Revenue from consulting and training services as a percentage of total service revenues was approximately 9.1% and 10.2% of total service revenues in the twelve months ended December 31, 2009 and 2008, respectively.

Maintenance revenues continue to contribute a larger percentage of our total revenues for two primary reasons: growth of our installed base of customers via new license sales, and acquisitions and their related maintenance contracts. As our maintenance customer base grows, maintenance renewals have a larger influence on the maintenance revenue growth rate and the amount of new software license revenues has a diminishing effect. Therefore, the growth rate of total revenues does not necessarily correlate directly to the growth rate of new software license revenues in a given period. The primary determinant of changes in our maintenance revenue profile is the extent to which our customers renew their annual maintenance agreements, taking into account the number of products and licenses for which each customer renews, and the timing of the renewals by each such customer. If our maintenance renewals were to decline materially, our maintenance revenues, total revenues and cash flows would likely decline materially as well.

Over the past twelve months we have experienced declining growth in our maintenance revenues and expect this trend to continue through at least 2010. The three main reasons for this decline are: reduced sales of new software licenses during 2009; fewer acquisitions which resulted in less revenue contribution from acquired deferred maintenance revenues; and impact from foreign currency.

Cost of Revenues

Total cost of revenues and year-over-year changes are as follows (in thousands, except for percentages):

	2009	2008	Decrease
			Dollars	Percentage
Cost of Revenues:
Licenses	$7,581	$8,586	$(1,005)	(11.7)%
Services	58,528	62,060	(3,532)	(5.7)%
Amortization of purchased technology	19,393	20,231	(838)	(4.1)%

Total cost of revenues	$85,502	$90,877	$(5,375)	(5.9)%

Cost of Licenses — Cost of licenses primarily consists of third-party software royalties, product packaging, delivery, and personnel costs. Cost of licenses as a percentage of license revenues was 2.7% and 2.6% for the twelve months ended December 31, 2009 and 2008. The decrease in cost of licenses was due primarily to a $0.6 million reduction in hardware and inventory purchases that are sold with certain of our software products and a $0.3 million reduction in delivery costs.

Cost of Services — Cost of services primarily consists of personnel, outside consultants, facilities and systems costs used in providing maintenance, consulting and training services. Cost of services does not include development costs related to bug fixes and upgrades which are classified in research and development and which are not separately determinable. Personnel related costs and travel decreased by $2.0 million and $1.0 million, respectively. An additional $0.8 million of the overall decrease in cost of services was due to lower consulting and other professional fees. The impact from foreign currency comprised approximately 80% of the overall decrease in cost of services. Cost of services as a percentage of service revenues was 14.1% and 15.5% in the twelve months ended December 31, 2009 and 2008, respectively.

Amortization of Purchased Technology — Amortization of purchased technology includes amortization of the fair value of purchased technology associated with acquisitions. We expect amortization of purchased technology within the cost of revenues arising from acquisitions completed prior to December 31, 2009 to be not less than $15.1 million in the year ending December 31, 2010.

Operating Expenses

Year-over-year changes in the principal components of our operating expenses are as follows (in thousands, except for percentages):

	2009	2008	Increase/(Decrease)
			Dollars	Percentage
Operating Expenses:
Sales and marketing	$272,944	$312,493	$(39,549)	(12.7)%
Research and development	144,370	153,464	(9,094)	(5.9)%
General and administrative	76,748	84,954	(8,206)	(9.7)%
Amortization of other purchased intangible assets	13,159	11,302	1,857	16.4%
In-process research and development	—	955	(955)	(100)%
Litigation loss provision, net	19,025	—	19,025	—%

Total operating expenses	$526,246	$563,168	$(36,922)	(6.6)%

Sales and Marketing — Sales and marketing expenses consist primarily of compensation and benefit costs for sales and marketing personnel, sales commissions, and costs of trade shows, travel and entertainment and various discretionary marketing programs. The decrease in sales and marketing expense during the twelve months ended December 31, 2009 over the comparable period in 2008 was due primarily to a $26.9 million decrease in personnel related costs and a $4.9 million decrease in travel costs. The decrease in personnel related costs was due primarily to reductions in commissions, base salary and related payroll taxes, share-based compensation and bonuses. We also had a $3.6 million decrease in conferences and trade show costs and a $1.4 million decrease in advertising costs. The impact from foreign currency comprised approximately 32% of the overall decrease in sales and marketing expense.

Research and Development — Research and development expenses consist primarily of compensation and benefit costs for software developers who develop new products, bug fixes and upgrades to existing products and at times provide engineering support for maintenance services, software product managers, quality assurance and technical documentation personnel, and payments made to outside software development consultants in connection with our ongoing efforts to enhance our core technologies and develop additional products. The decrease in research and development expense during the twelve months ended December 31, 2009 as compared to the same period in 2008 was due primarily to a $5.1 million decrease in personnel related costs and a $1.8 million decrease in travel costs. Also, expenditures related to certain post-acquisition contingent payment obligations that were tied to technology milestones decreased by approximately $2.7 million. Research and development expenses were also impacted by the increased value of the U.S. Dollar as a significant portion of our developers are located outside of the U.S. The impact from foreign currency comprised approximately 90% of the overall decrease in research and development expenses.

General and Administrative — General and administrative expenses consist primarily of compensation and benefit costs for our executive, finance, legal, human resources, administrative and information services personnel, and professional fees for audit, tax and legal services. The decrease in general and administrative expense during the twelve months ended December 31, 2009 over the comparable period in 2008 was due primarily to a decrease of $5.5 million in personnel related costs and a $0.5 million decrease in travel costs. Lower corporate insurance, recruiting and legal costs contributed $3.1 million to the overall decrease in general and administrative costs. The impact from foreign currency comprised approximately 22% of the overall decrease in general and administrative expenses.

Amortization of Other Purchased Intangible Assets — Amortization of other purchased intangible assets includes the amortization of customer lists, trademarks, non-compete agreements and maintenance contracts associated with acquisitions. The increase in amortization of other purchased intangible assets during the twelve months ended December 31, 2009 over the comparable period in 2008 was due primarily to a full twelve months of amortization of intangibles acquired during the last half of 2008, resulting in an increase of $3.7 million. The increase from 2008 acquired intangibles was partially offset by certain other purchased intangible assets that were fully amortized prior to the twelve months ended December 31, 2009. We expect amortization of other purchased intangible assets within operating expenses arising from acquisitions completed prior to December 31, 2009 to be not less than $12.1 million in the year ending December 31, 2010.

In-Process Research and Development — In-process research and development expenses relate to in-process technology acquired in May 2008. These costs were charged to operations as the technologies had not reached technological feasibility and did not have alternative future uses at the date of acquisition.

Litigation Loss Provision, Net — Litigation loss provision, net of $19.0 million relates to a $29.4 million settlement of the shareholder class action for alleged stock option backdating filed in October 2006 in the U.S. District Court for the Central District of California against Quest and certain of our current or former officers and directors, which amount was offset by approximately $10 million in insurance proceeds paid by our insurance providers in the fourth quarter of 2009. See Note 16 – Commitments and Contingencies of our Notes to Consolidated Financial Statements for additional information.

Other Income, Net

Other income, net consists of the following (in thousands):

	Year Ended December 31
	2009	2008
Interest income	$1,863	$10,972
Interest expense	(2,827)	(128)
Foreign currency gain (loss), net (1)	3,640	(7,532)
Forward foreign currency contracts loss, net (2)	(893)	—
Unrealized gains (losses) on ARS (3)	5,172	(8,515)
Unrealized (losses) gains on Put Options (3)	(4,543)	7,873
Impairment losses on cost method investments	—	(2,001)
Other income	137	361

Total other income, net	$2,549	$1,030

Other income, net primarily includes interest income generated by our investment portfolio, gains and losses from foreign exchange fluctuations and gains or losses on other financial assets as well as a variety of other non-operating expenses. Other income, net was $2.5 million in the twelve months ended December 31, 2009 compared to $1.0 million in the same period of 2008. Interest expense was $2.8 million and $0.1 million in the twelve months ended December 31, 2009 and 2008, respectively. The increase in interest expense is due to debt agreements entered into in 2009. See Note 8 – Loans Payable of our Notes to Consolidated Financial Statements for additional information regarding our debt agreements. Interest income was $1.9 million and $11.0 million in the twelve months ended December 31, 2009 and 2008, respectively. The decrease in interest income was due primarily to lower average investment yields and average cash and investment balances. We had a foreign currency gain of $3.6 million and a loss of $7.5 million for the twelve months ended December 31, 2009 and 2008, respectively. Our foreign currency gains or losses are predominantly attributable to translation gains or losses relative to the U.S. Dollar on the re-measurement of net monetary assets, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar.

Income Tax Provision

During the twelve months ended December 31, 2009, the provision for income taxes increased to $15.7 million from $14.3 million in the comparable period of 2008, representing an increase of $1.4 million. The effective income tax rate increased to 18.2% in 2009, compared to 17.4% in 2008. The increase in the effective tax rate is primarily related to a combination of factors including the mix of income between high and low tax jurisdictions, a net benefit due to the closure of a California Franchise Tax Audit during the year ended December 31, 2009, and the closure of an Internal Revenue Service examination which provided a benefit during the year ended December 31, 2008.

Comparison of Fiscal Years Ended December 31, 2008 and 2007

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages):

	2008	2007	Increase
			Dollars	Percentage
Revenues:
Licenses
Americas	$192,781	$186,076	$6,705	3.6%
Rest of World	141,302	122,576	18,726	15.3%

Total license revenues	334,083	308,652	25,431	8.2%

Services
Americas	265,230	215,198	50,032	23.2%
Rest of World	136,064	107,131	28,933	27.0%

Total service revenues	401,294	322,329	78,965	24.5%

Total revenues	$735,377	$630,981	$104,396	16.5%

Licenses Revenues — License revenues from sales of our Windows and Virtualization Management products were the most significant drivers of license revenues growth during 2008 while Database Management license revenues decreased. Approximately half of the increase in our Windows Management license revenues came from the contributions of ScriptLogic and NetPro. Total license revenues in the twelve months ended December 31, 2007 benefited from the change in our revenue recognition practices for large reseller transactions. The modified practice was applied to transactions consummated on or after January 1, 2007 due to change in circumstances involving improved cash collection histories with these resellers. If this change had been implemented prior to January 1, 2007 we would have reported $295.7 million in license revenues in 2007, which would imply a 13% growth rate in total license revenues in the 2008 period.

Services Revenues — The main driver of services revenues growth in both the Americas and the Rest of World during the year ended December 31, 2008 was maintenance revenues from our Windows Management products. Approximately 34% of the overall increase in services revenues during the period came from the contributions of ScriptLogic, PassGo and NetPro. Consulting and training services as a percentage of total service revenues represented 10.2 % and 11.4% in the years ended December 31, 2008 and 2007, respectively.

Cost of Revenues

Total cost of revenues and year-over-year changes are as follows (in thousands, except for percentages):

	2008	2007	Increase
			Dollars	Percentage
Cost of Revenues:
Licenses	$8,586	$6,111	$2,475	40.5%
Services	62,060	55,173	6,887	12.5%
Amortization of purchased technology	20,231	14,459	5,772	39.9%

Total cost of revenues	$90,877	$75,743	$15,134	20.0%

Cost of Licenses — Cost of licenses as a percentage of license revenues was 2.6% and 2.0% for the twelve months ended December 31, 2008 and 2007, respectively. The increase in cost of licenses, both in terms of absolute dollars and as a percentage of licenses revenues, was primarily the result of a $2.0 million, or 80.1%, increase in royalty expense related to sales of licenses to royalty-bearing products and a $0.8 million, or 74.7%, increase in hardware purchases that are sold with certain of our software products.

Cost of Services — Personnel related costs increased during 2008 by approximately $5.5 million, or 16.7%, primarily due to growth in our technical support headcount. Average headcount related to our technical support group increased approximately 19%, with the impact from our acquisition of ScriptLogic contributing approximately one-third of the increase. An additional $0.9 million of the overall increase in cost of services was due to higher consulting and other professional fees. Cost of services as a percentage of services revenues was 15.5% and 17.1% in the twelve months ended December 31, 2008 and 2007, respectively. The margin improvement was primarily due to increased customer maintenance and support revenues with a lower associated increase in headcount.

Amortization of Purchased Technology —The increase in amortization of purchased technology from 2007 to 2008 was primarily due to technology acquired in 2008, offset slightly by certain technologies that were fully amortized prior to and during 2008.

Operating Expenses

Year-over-year changes in the principal components of our operating expenses are as follows (in thousands, except for percentages):

	2008	2007	Increase
			Dollars	Percentage
Operating Expenses:
Sales and marketing	$312,493	$275,037	$37,456	13.6%
Research and development	153,464	122,592	30,872	25.2%
General and administrative	84,954	81,758	3,196	3.9%
Amortization of other purchased intangible assets	11,302	7,345	3,957	53.9%
In-process research and development	955	220	735	334.1%

Total operating expenses	$563,168	$486,952	$76,216	15.7%

Sales and Marketing — The increase in sales and marketing expense during the year ended December 31, 2008 over the comparable period in 2007 was primarily due to higher personnel costs, including increased commission expense as well as severance payments associated with our headcount reductions in the second and fourth quarters of 2008. Personnel related costs increased approximately $28.1 million, or 14.1%, primarily due to a 16% increase in average headcount within our sales and presales groups, including the headcount added with our acquisitions of ScriptLogic and NetPro, severance payments of $4.1 million of which the majority was related to our headcount reductions, a $2.4 million foreign currency impact and an increase of $5.0 million in commission expense on higher license revenues. On a year-over-year basis, an increase of $1.6 million, or 38.2%, in advertising costs, $2.2 million, or 61.4%, in trade show costs, and $1.0 million, or 80.2%, in employee rewards programs also contributed to the overall increase.

Research and Development — The increase in research and development expense during the year ended December 31, 2008 as compared to the same period in 2007 was primarily due to higher personnel related costs, which increased $20.3 million, or 20.9%, as a result of an 8% increase in average headcount (some of which was due to reassignment of certain product management from marketing to research and development), a $2.1 million foreign currency impact and the impact from our acquisitions of ScriptLogic and NetPro. An additional $3.7 million of the overall increase is attributable to certain post-acquisition contingent payment obligations tied to technology development milestones. Research and development expenses were also impacted by the devaluation of the U.S. Dollar as a significant portion of our developers are located outside of the U.S.

General and Administrative — General and administrative expenses were held relatively consistent year-over-year, with only a 3.9% increase. The slight increase in general and administrative expense during the year ended December 31, 2008 over the comparable period in 2007 was primarily due to higher personnel related costs, which increased $8.5 million, or 19.1%, on a 16% increase in average headcount hired to support the company’s growth including the headcount added from our acquisition of ScriptLogic. The increase in personnel related costs included a $1.4 million increase in share-based compensation related to our July 2008 non-employee director grants, with no non-employee director grants made in 2007, and $1.1 million of increased share-based compensation expense related to the first year of granting restricted stock units to our executive officers. Also contributing to the increase in general and administrative expenses was bad debt, which increased by $1.1 million period-over-period. The increase in personnel related costs and bad debt was offset partially by a $7.3 million, or 67.1%, decrease in restatement related costs.

Amortization of Other Purchased Intangible Assets — The increase in amortization of other purchased intangible assets from 2007 to 2008 was primarily due to other purchased intangible assets from acquisitions made in 2008, offset slightly by certain other purchased intangible assets that were fully amortized prior to and during 2008.

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

Income Tax Provision

During the twelve months ended December 31, 2008, the provision for income taxes decreased to $14.3 million from $27.6 million in the comparable period of 2007, representing a decrease of $13.3 million. The effective income tax rate decreased to 17.4% in 2008, compared to 30.4% in 2007. The decrease in the effective tax rate is primarily due to the closure of an Internal Revenue Service examination of income tax returns through December 31, 2004, and a combination of other factors including the mix of income between high and low tax jurisdictions, and the impact of net operating losses and associated valuation allowances in certain foreign jurisdictions. The closure of the Internal Revenue Service’s examination of income tax returns through December 31, 2004 resulted in a tax benefit of $5.1 million with a corresponding reversal of income tax expense and related interest.

Inflation

Economic inflation has not had a significant effect on our results of operations or financial position for the years ended December 31, 2009, 2008 and 2007.

Liquidity and Capital Resources

Cash and cash equivalents and short-term and long-term investments were approximately $385.5 million and $257.9 million as of December 31, 2009 and 2008, respectively. Of these amounts, $214.1 million and $160.4 million as of December 31, 2009 and 2008, respectively, are domiciled in locations outside of the U.S.

At December 31, 2009, we held within short-term investments $47.6 million (with a fair value of $44.2 million) of investment grade municipal notes with an auction reset feature (“auction rate securities” or “ARS”). These securities are collateralized by higher education funded student loans which are supported by the federal government as part of the Federal Family Education Loan Program (FFELP). The ARS were pledged as collateral for the amount drawn on our UBS line of credit. In July 2009, we drew down $34.4 million, or 70%, of the par value against the value of our ARS. We do not have reason to believe that any of the underlying issuers of our ARS are presently at risk or that the underlying credit quality of the assets backing our auction rate security investments has been impacted by the reduced liquidity of these investments. Based on our current ability to access cash and other short-term investments, our expected operating cash flows, and other sources of cash that we expect to be available, we do not anticipate the current lack of liquidity of these investments to have a material impact on our business strategy, financial condition, results of operations or cash flows. Additionally, in October 2008, we entered into a put agreement with the investment firm that sold us our ARS. Under the terms of the agreement, we have the ability to put all of our ARS to the investment firm at any time during the period beginning June 30, 2010 and ending June 30, 2012 at par value. The investment firm also has the right to repurchase these ARS at par value on or before June 30, 2010. For more information concerning our ARS see Note 4 - Cash and Cash Equivalents and Investments of our Notes to Consolidated Financial Statements.

Summarized annual cash flow information is as follows (in thousands):

	2009	2008	2007
Cash provided by operating activities	$153,286	$151,851	$137,436
Cash used in investing activities	(70,084)	(76,047)	(187,295)
Cash used in financing activities	(3,706)	(101,927)	(122)
Effect of exchange rate changes	(2,451)	6,450	(615)

Net increase (decrease) in cash and cash equivalents	$77,045	$(19,673)	$(50,596)

Operating Activities

Cash provided by operating activities is primarily comprised of net income, adjusted for non-cash activities such as depreciation and amortization and compensation expense associated with share-based payments. These non-cash adjustments represent charges reflected in net income, therefore, to the extent that non-cash items increase or decrease our future operating results, there will be no corresponding impact on our cash flows. After excluding the effects of these non-cash charges, the primary changes in cash flows relating to operating activities resulted from changes in operating assets and liabilities. The analyses of the changes in our operating assets and liabilities are as follows:

•

Accounts receivable increased to $157.5 million at December 31, 2009 from $153.9 million at December 31, 2008. Day’s sales outstanding, or DSO, were 75 days and 70 days as of December 31, 2009 and December 31, 2008, respectively, and our daily sales remained relatively flat at $2.1 million for the quarter ended December 31, 2009 compared to $2.2 million for the quarter ended December 31, 2008. Collection of accounts receivable and related DSO could fluctuate in future periods due to the timing and amount of our revenues and their linearity and the effectiveness of our collection efforts.

•

Deferred revenue increased to $372.1 million at December 31, 2009 from $338.7 million at December 31, 2008, resulting in an increase in operating liabilities and reflecting a cash inflow of $33.4 million for the twelve months ended December 31, 2009. The increase in deferred revenue was due primarily to growth in sales of time-based software licenses, which accounts for approximately $16.0 million of the overall increase in deferred revenue, and to growth of our software post-contract technical support services customer base.

•

Other accrued expenses decreased to $31.9 million at December 31, 2009 from $39.9 million at December 31, 2008, resulting in a decrease in operating liabilities and reflecting a cash outflow of $8.3 million for the twelve months ended December 31, 2009. The decrease in other accrued expenses was due primarily to payments of certain acquisition related liabilities.

One of the primary cash outflows within operating assets and liabilities during the twelve months ended December 31, 2009 was the net payment of $19.0 million for our settlement of the shareholder class action relating to alleged stock option backdating. See Note 16 – Commitments and Contingencies of our Notes to Consolidated Financial Statements for details. In addition, we paid $15.1 million for taxes, a decrease of $7.4 million over the comparable 2008 period.

Investing Activities

Cash used in investing activities in the twelve months ended December 31, 2009 included $45.0 million for purchases of investment securities net of sales and maturities, $12.3 million paid for acquisitions, $11.3 million in capital expenditures and $3.0 million for a cost method investment in an early stage private company. We will continue to purchase property and equipment needed in the normal course of our business. We also plan to use cash generated from operations and/or proceeds from our investment securities to fund other strategic investment and acquisition opportunities that we continue to evaluate. We plan to use excess cash generated from operations to invest in short and long-term investments consistent with past investment practices.

We will also continue to use cash for capital improvements to our existing back office accounting and finance systems with a goal of automating more of our back office accounting and finance functions. In 2009 we implemented a plan to improve our accounting and finance systems with an expectation that these improvements will support the back office functions for the foreseeable future. We began making improvements in 2009 with a re-implementation of our Oracle accounting system. The re-implementation project is a multiple phase project with a projected go-live date during 2010. The overall cost associated with this project is expected to be $7.0 million to $10.0 million, the majority of which will be capitalized and depreciated over approximately 7 years. We have also spent significant time, effort and money updating and implementing various other accounting and finance systems throughout 2009 and have additional projects planned for 2010.

Financing Activities

Cash used in financing activities in the twelve months ended December 31, 2009 included $112.4 million paid for repurchases of our common stock and $4.5 million for repayment of loans outstanding and fees related to our undrawn line of credit. We received net proceeds of $68.4 million from our loans payable and $43.3 million from the issuance of our common stock due to exercises of stock options.

On February 17, 2009, we entered into a two year revolving line of credit agreement with Wells Fargo Foothill, LLC as the arranger, administrative agent and lender. We intend to use the proceeds from the credit agreement for working capital and other general corporate purposes. The credit agreement allows for cash borrowings and letters of credit under a secured revolving credit facility of up to a maximum of $100 million. Interest will accrue at a floating rate based on, at the Company’s election, (i) LIBOR (subject to reserve requirements and a minimum LIBOR of 2.75%) or (ii) the greatest of (a) 4.0%, (b) the Federal Funds Rate plus 0.5% or (c) Wells Fargo’s prime rate, in each case, plus an applicable margin. The credit agreement includes limitations on the Company’s ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividend payments, and dispose of assets. The credit agreement is secured by substantially all of the Company’s assets, subject to certain exceptions including the company headquarters facility. As of December 31, 2009, we have a zero balance outstanding under this line of credit. In the twelve months ended December 31, 2009 $2.0 million was paid for the total fees associated with this line of credit and will be amortized over the life of the credit agreement as interest expense.

In March 2009, our Board of Directors authorized a stock repurchase of up to $100 million of our common stock. This stock repurchase authorization was terminated in connection with the commencement of the June 2009 tender offer as discussed below. During the twelve months ended December 31, 2009, we repurchased 341,639 shares under this stock repurchase authorization at a weighted-average price per share of $11.37, for a total cost of $3.9 million.

In June 2009, we commenced a modified “Dutch Auction” tender offer to purchase up to 10,715,000 shares of our common stock. In July 2009 we accepted for purchase 6,850,871 shares in the tender offer, at a price of $14.00 per share, for a total cost of $95.9 million excluding approximately $1.3 million in fees and expenses related to the tender offer.

In August 2009, the Board of Directors authorized a plan to repurchase up to $100 million of our common stock. Any stock repurchases may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans. Rule 10b5-1 permits Quest to establish, while not in possession of material nonpublic information, prearranged plans to buy stock at a specific price in the future, regardless of any subsequent possession of material nonpublic information. The timing and actual number of shares repurchased will depend on a variety of factors including market conditions, corporate and regulatory requirements, and capital availability. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. During the twelve months ended December 31, 2009, we repurchased 655,069 shares under this stock repurchase authorization at a weighted-average price per share of $17.10, for a total cost of $11.2 million.

On July 6, 2009, we drew down $34.4 million, or 70%, of the par value against the value of our ARS. As this credit line was structured as a “net no cost” loan, any interest charges will be offset by interest earned on the underlying ARS. See Note 4 – Cash and Cash Equivalents and Investments for additional details regarding these investments.

On August 3, 2009, we entered into a loan agreement with Mutual of Omaha Bank whereby we borrowed an aggregate principal amount of $34 million. The loan is secured by our real property at our headquarters in Aliso Viejo, California. We intend to use the proceeds from the loan for working capital and other general corporate purposes. The loan matures in five years, during which time we will make equal monthly principal and interest payments at a 7.03% interest rate on a fixed rate, 25-year amortization schedule. Events of default include, among other things, payment defaults, breaches of covenants and bankruptcy events. In the case of a continuing event of default, the lender may, among other things, accelerate the payment of any unpaid principal and interest amounts, increase the then-current interest rate by 5% and foreclose on the real estate collateral.

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

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2009, our contractual obligations or commercial commitments include our facility lease commitments and operating leases for office facilities and certain items of equipment. We do not have any other off-balance sheet arrangements that could reduce our liquidity.

The following table summarizes our obligations as of December 31, 2009 and the effect we expect such obligations to have on our liquidity and cash flows in future periods (in thousands):

Contractual Obligations	Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$45,354	$16,667	$19,128	$8,269	$1,290
Capital lease obligations	435	276	159	—	—
Purchase obligations (1)	2,930	2,682	248	—	—
Loans payable	65,894	32,602	1,159	32,133	—
Contingent consideration (2)	4,000	2,000	2,000	—	—
Acquisition related obligations	1,333	1,333	—	—	—

Total contractual cash obligations	$119,946	$55,560	$22,694	$40,402	$1,290

(1)	Our purchase obligations relate primarily to marketing contracts, public relations contracts and committed sales events.
(2)	We enter into earn-out agreements with the shareholders of certain companies we acquire. The earn-out contingency are typically based on the acquired company’s products’ total revenue or sales growth over a specified period after the acquisition date.

In addition to the cash commitments above, $51.3 million of unrecognized tax benefits, inclusive of penalties and interest, have been recorded as liabilities in accordance with FIN 48, and we are uncertain as to if or when such amounts may be settled and is not included in the above table.

Recently Issued Accounting Pronouncements

See Note 1 – Summary of Significant Accounting Policies of our Notes to Consolidated Financial Statements for information regarding recently issued accounting pronouncements.

Critical Accounting Policies and Estimates

Our consolidated financial statements are based on the selection and application of generally accepted accounting principles, which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates and any such differences may be material to our financial statements. We believe that the policies set forth below may involve a higher degree of judgment and complexity in their application than our other accounting policies and represent the critical accounting policies and estimates used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. Historically, our assumptions, judgments and estimates relative to our critical accounting policies and estimates have not differed materially from actual results. Our significant accounting policies are presented within Note 1 – Summary of Significant Accounting Policies of our Notes to Consolidated Financial Statements. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the related disclosures.

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

We recognize revenue pursuant to the requirements of FASB’s guidance on Software Revenue Recognition. In accordance with FASB’s guidance, we cannot recognize any revenue before all of the following criteria are met: (1) there is persuasive evidence of an arrangement; (2) we deliver the products; (3) fees are fixed or determinable and license agreement terms are free of contingencies or uncertainties that may alter the agreement such that it may not be complete and final; and (4) collection is probable.

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

Our maintenance VSOE of fair value is determined by reference to the prices our customers pay for this support when it is sold separately; that is, when we enter into an arms-length, annual renewal transaction with customers where the only offering sold is maintenance. These standalone maintenance renewal transactions are typically one year in duration and are priced as a targeted percentage of the initial, discounted purchase price which includes both the upfront license fee and the first year of maintenance. We bill maintenance renewal transactions in advance of the services provided. We also offer customers the right to purchase maintenance for multiple annual periods at discounted prices beyond the first year as they will be paying cash upfront, well in advance of the multi-year services performed.

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

In addition to perpetual software licenses, we sell a small amount of time-based software licenses (or term licenses) each year wherein customers pay a single fee for the right to use the software and receive maintenance for a defined period of time. Approximately 3.5% of 2009 license revenue was generated by these time-based software licenses. All license and support revenues on these term licenses are deferred and recognized ratably over the license term.

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

We recognize revenue from reseller and distributor transactions upon invoicing the order provided all other revenue recognition criteria have been met. For those resellers and distributors that have established a history of consistent, timely cash collection with us, we accept orders and simultaneously recognize revenue since the resellers and distributors have existing orders from an end user customer. For those resellers that have not established a history of consistent, timely cash collection with us, we accept orders and defer revenue until cash collection occurs. The probability of collection criteria per GAAP is applied to each individual reseller or distributor rather than to all channel partners sales in aggregate.

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

For additional information regarding our revenue recognition accounting policies see Note 1 – Summary of Significant Accounting Policies of our Notes to Consolidated Financial Statements.

Asset Valuation

Asset valuation includes assessing the recorded value of certain assets, including accounts receivable, goodwill and other intangible assets. We use a variety of factors to assess valuation, depending upon the asset.

•

Accounts Receivable – We maintain an allowance for sales returns and cancellations as well as an allowance for bad debt. Regarding our allowance for sales returns and cancellations, our standard form license and maintenance and/or service agreements do not typically or expressly provide for product returns or cancellations as a matter of right unless we have breached the product warranty and are unable to cure the breach. Our product warranties are typical industry warranties that a product will perform in accordance with established written specifications. However, we maintain the sales returns and cancellations allowance to cover the circumstances where the company accepts returns or cancellations on a discretionary basis even though not contractually obligated to do so. This allowance also covers estimated losses for our customer’s unwillingness to make required payments. The allowance for bad debt is for estimated losses resulting from our customer’s inability to make required payments related to enforceable contracts. To support both these allowances, we are required to make significant estimates of future software license returns, of cancellations for both maintenance and consulting and training services, and of write-offs of customer accounts as bad debts – all related to current period revenues. The amount of our reserves is based on these estimates, the contractual terms and conditions of our contracts, our accounts receivable aging and our historical collection experience with a customer base. If significant product performance issues were to arise resulting in our accepting sales returns, additional allowances may be required which would result in a reduction of revenue in the period such determination was made. While such return, cancellation and bad debt write-off amounts have historically been within our planned expectations and the allowances established, we cannot guarantee that our sales returns and allowances will be adequate to cover future performance issues of our customer base and allowances may be required which would result in additional general and administrative expense and less revenue in the period such determination was made.

•

Goodwill – We test goodwill for impairment at the reporting unit level on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. We performed our annual impairment review in the fourth quarter of 2009 and determined that the carrying value of each reporting unit was less than the estimated fair value of the reporting units. In calculating the fair value of the reporting units (licenses and services), the Market Approach and Income Approach were the methodologies deemed the most reliable and were the primary methods used for our impairment analysis. We will continue to perform annual impairment reviews during the fourth quarter of each year or earlier if indicators of potential impairment exist. Future impairment reviews could result in significant charges against earnings to write down the value of goodwill.

•

Amortizing Intangible Assets – These assets are recorded at their estimated fair value and include technology, in-process research and development, customer lists, maintenance contracts, trade names, trademarks and non-compete agreements acquired and are being amortized using the straight-line method over estimated useful lives ranging from two to seven years.

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

The net carrying amount of amortizing intangible assets was considered recoverable at December 31, 2009. In accordance with FASB’s standard on Accounting for the Impairment or Disposal of Long-Lived Assets, these intangible assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. We periodically review the carrying value of these assets to determine whether or not impairment to such value has occurred. In the event that in the future it is determined that the other intangible assets value has been impaired, an adjustment will be made in that corresponding period resulting in a charge against earnings for the write-down.

•

Investments in Non-Consolidated Companies – All of our investments in non-consolidated companies are currently accounted for under the cost method, as we do not have a readily determined market value and given that we do not have the ability to exercise significant influence over these companies’ operations. Significant influence is generally deemed to exist when we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, voting rights and the impact of commercial arrangements, are also typically considered in determining the appropriate accounting treatment. We periodically monitor our investments for impairment and will record reductions in carrying values if and when necessary. The evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure regulations as U.S. public companies and, as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. As part of this evaluation process, our review includes but is not limited to a review of each company’s cash position, recent financing activities, financing needs, earnings and revenue outlook, operational performance, management or ownership changes, and impacts from competitive pressures. If we determine that the carrying value of our investment in a company is at an amount above fair value, an adjustment will be made in that corresponding period resulting in a charge against earnings for the write-down.

Accounting for Income Taxes

As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires a significant amount of judgment, estimation and uncertainty and our estimate of income taxes can be highly sensitive to shifts of taxable income reported between such tax jurisdictions. Additionally, our U.S. and foreign tax returns are subject to routine compliance reviews by the various tax authorities. Although we believe we have appropriate support for the positions taken on our tax returns, our income tax expense includes amounts intended to satisfy income tax assessments that could result from the examination of our tax returns. Determining the income tax expense for such contingencies requires a significant amount of judgment and estimation.

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

We recognize deferred income tax assets and liabilities based upon the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Such deferred income taxes primarily relate to the timing of the recognition of certain revenue items and the timing of the deductibility of certain reserves and accruals for income tax purposes. We regularly review the deferred tax assets for recoverability and establish a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. If we are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time periods within which the underlying timing differences become taxable or deductible, we could be required to establish an additional valuation allowance against the deferred tax assets, which could result in a substantial increase in our effective tax rate and have a materially adverse impact on our operating results. U.S. income taxes were not provided for on undistributed earnings from certain non-U.S. subsidiaries because those earnings are considered permanently reinvested. Should that judgment change, U.S. income taxes would have to be recognized on those undistributed earnings no longer considered to be permanently invested.

Accounting for Share-based Compensation

We account for share-based compensation in accordance with the fair value recognition provisions per generally accepted accounting principles (“GAAP”). Under GAAP, share-based compensation expense is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. We use the Black-Scholes option-pricing model to determine the fair value of stock options. The Black-Scholes option-pricing model incorporates various subjective assumptions including expected volatility, expected term and the risk-free interest rates. We estimate the expected volatility based upon historical volatilities of our common stock. We determine the expected term of our share-based awards based on historical exercise patterns across two different groups of employees. In addition, judgment is also required in estimating the forfeiture rate on share-based awards. We calculate the expected forfeiture rate based on average historical trends. These input factors are subjective and are determined using management’s judgment. If a difference arises between the assumptions used in determining share-based compensation cost and the actual factors which become known over time, we may change the input factors used in determining future share-based compensation costs. Any such changes could materially impact our results of operations in the period in which the changes are made and in periods thereafter.

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

Other income, net includes any gain or loss associated with the re-measurement of a subsidiary’s financial statements when the functional currency of a subsidiary is the United States dollar. However, if the functional currency is deemed to be the local currency, any gain or loss associated with the translation of these financial statements into the United States dollar would be included within accumulated other comprehensive income on our consolidated balance sheets. If we determine that there has been a change in the functional currency of a subsidiary to the local currency, any translation gains or losses arising after the date of change would be included within stockholders’ equity as a component of accumulated other comprehensive income.

Based on our assessment of the factors discussed above, we consider the United States dollar to be the functional currency for each of our international subsidiaries. As a result of this determination, assets and liabilities in these subsidiaries are re-measured at current exchange rates, except for property and equipment and deferred revenue, which are re-measured at historical exchange rates. Revenues and expenses are re-measured at weighted average exchange rates in effect during the year except for revenue and costs related to the above mentioned balance sheet items which are re-measured at historical exchange rates. Accordingly, we had a net foreign currency re-measurement gain of $3.6 million for the year ended December 31, 2009 and a net foreign currency re-measurement loss of $7.5 million for the year ended December 31, 2008, recorded to other income, net in the respective periods. Had we determined that the functional currency of our subsidiaries was the local currency, these translation gains and losses would have been included in our statement of stockholders’ equity as a component of comprehensive income for each of the years presented, and would not have the impacts on our net income that are currently reflected in our consolidated financial statements.

The magnitude of these gains or losses is dependent upon fluctuations within the exchange rates of the foreign currencies in which we transact business against the United States dollar and the significance of the assets, liabilities, revenues and expenses denominated in foreign currencies and the effect of any foreign currency hedging activities that we have entered into (See Note 14 – Derivative Instruments for details). The company operates in a number of currencies worldwide, most notably in the Euro, the United Kingdom Pound Sterling, Canadian Dollar, Australian Dollar and Russian Ruble. Any future re-measurement gains or losses could differ significantly from those we have experienced in recent years. In addition, if we determine that a change in the functional currency of one of our subsidiaries has occurred at any point in time, we would be required to include any translation gains or losses from the date of change in accumulated other comprehensive income on our consolidated balance sheets.

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

Our exposure to foreign exchange risk originates both from our foreign operations net profits and losses denominated in currencies other than the U.S. Dollar, as well as our net balances of monetary assets and liabilities in our foreign subsidiaries. These exposures have the potential to produce either gains or losses depending on the directional movement of the foreign currencies versus the U.S. Dollar and our operational profile in foreign subsidiaries. Our cumulative currency gains or losses in any given period may be lessened by the economic benefits of diversification and the correlative relationships of different currencies, but there can be no assurance that this pattern will continue to be true in future periods. During the twelve months ended December 31, 2009, we had a negative effect, or reduction, of $10.4 million on total revenues and a positive effect in the form of a reduction to total expenses by $26.0 million related to foreign currency fluctuation when comparing 2009 rates to 2008. In addition, for the twelve months ended December 31, 2009, within other income, net we had foreign currency gains of $3.6 million compared to foreign currency losses of $7.5 million in the comparable period in 2008.

The foreign currencies to which we currently have the most significant exposure are the Euro, the Canadian Dollar, the British Pound, the Australian Dollar and the Russian Ruble. Prior to January 1, 2009, we did not use derivative financial instruments to hedge our foreign exchange exposures, nor did we use such instruments for speculative trading purposes. However, in 2009, we implemented a limited foreign exchange hedging program. We now enter into hedges in the form of forward foreign currency contracts to reduce the range of outcomes foreign currency rate changes can have on non-functional currency denominated forecasted transactions and balance sheet positions, which include certain monetary assets and liabilities denominated in foreign currencies. The forward foreign currency contracts are carried at fair value and denominated in various currencies as listed in the tables below. The duration of forward contracts ranges from less than one month to nine months. A description of our accounting for forward foreign currency contracts is included in Note 1 – Summary of Significant Accounting Policies and Note 14 – Derivative Instruments of our Notes to Consolidated Financial Statements.

The magnitude of success of our hedging activities depends upon the accuracy of our estimates of various balances and transactions denominated in non-functional currencies. To the extent our estimates are correct, gains and losses on our forward foreign currency contracts will be offset by corresponding losses and gains on the underlying transactions. In order to monitor the financial impact of our foreign currency hedges, we subject our hedges to a stress test. This test is intended to quantify the impact to our financial statements of an abnormal change in the foreign currency rates in which we do business. When subjected to a 10% adverse change, we estimated that the fair value of our contracts would decline by $5.5 million. When subjected to a 20% adverse change, we estimated that the fair value of our contracts would decline by $11.0 million.

We do not use forward foreign currency contracts for speculative or trading purposes. We enter into forward foreign currency contracts with reputable financial institutional counterparties whose financial health we monitor. To date, we have not experienced nonperformance by any of these counterparties and anticipate performance by all counterparties.

The following table summarizes the notional amounts and fair values of our outstanding forward foreign currency contracts at December 31, 2009. All contracts have maturities of nine months or less. Fair values represent estimated settlement amounts for contracts outstanding at December 31, 2009 (notional amounts and fair values in U.S. Dollars in thousands):

Forward Foreign Currency Contracts
Currency	Notional Amount	Fair Value
Australian Dollar	$2,545	$65
Canadian Dollar	11,554	125
Danish Krone	1,214	61
Euro	21,991	514
British Pound	9,965	263
Israeli Shekel	1,947	(14)
Russian Ruble	5,586	106

Total	$54,802	$1,120

Interest Rate Risk

Our exposure to market interest-rate risk relates primarily to our investment portfolio. We traditionally do not use derivative financial instruments to hedge the market risks of our investments. We place our investments with high-quality issuers and money market funds and articulate allocation limits in our investment policy to any one issuer other than the United States government. Our investment portfolio as of December 31, 2009 consisted of money market funds, auction rate securities (“ARS”), U.S. Treasuries, commercial paper and certificates of deposit. Investments purchased with an original maturity of three months or less are considered to be cash equivalents. We classify our ARS as trading and all other investments as available-for-sale. Trading securities are carried at fair value, with changes in fair value reported in earnings. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity.

At December 31, 2009, we held within short-term investments $47.6 million (with a fair value of $44.2 million) of ARS. The Dutch auction process that resets the applicable interest rate at predetermined calendar intervals is intended to provide liquidity to the holder of the ARS by matching buyers and sellers within a market context enabling the holder to gain immediate liquidity by selling such interests at par or rolling over their investment. The auctions for these securities began failing in February of 2008. When auctions fail, our securities earn interest based on formulaic multiples of municipal bond indices such as the JJ Kenny Index or the S&P High Grade Index. The resulting interest rate has been highly sensitive to changes in the short term structure of interest rates and asset backed securities.

Information about our investment portfolio is presented in the table below, which states the amortized book value and related weighted-average interest rates by year of maturity (in thousands):

	Amortized Book Value	Weighted Average Rate
Investments maturing by December 31, 2010 (1)	$318,926	0.22%
2011	1,500	1.00%
2012	916	8.14%
2013	—	—
2014	—	—
Thereafter	—	—

Total portfolio	$321,342	9.36%

(1)	Includes $225 million in cash equivalents and $47.6 million in our ARS, which become exercisable under Put Options in 2010.

See Note 4 – Cash and Cash Equivalents and Investments of our Notes to Consolidated Financial Statements for additional information regarding our investment portfolio.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1.

The following tables set forth selected unaudited consolidated quarterly financial data for the eight quarters ended December 31, 2009:

	Quarters Ended
	Dec. 31, 2009 (1)	Sept. 30, 2009 (1)	June 30, 2009	March 31, 2009	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	March 31, 2008
	(in thousands, except per share data)
Revenues	$194,531	$170,849	$164,257	$165,597	$201,599	$187,565	$173,433	$172,780
Gross profit	172,560	149,062	143,259	144,852	178,022	165,451	150,656	150,371
Income before income tax provision	44,680	711	26,100	14,544	36,286	21,261	7,424	17,391
Net income	$37,022	$2,949	$20,459	$9,929	$29,171	$17,317	$8,266	$13,289

Basic net income per share	$0.41	$0.03	$0.22	$0.11	$0.28	$0.16	$0.08	$0.13

Diluted net income per share	$0.40	$0.03	$0.21	$0.10	$0.28	$0.16	$0.08	$0.13

(1)	The net income for the quarter ended September 30, 2009 included a $29.4 million litigation loss provision recorded in connection with our settlement of the shareholder class action relating to alleged stock option backdating. The net income for the quarter ended December 31, 2009 included a $10.0 million credit to litigation loss provision representing insurance proceeds paid by our insurance providers in the fourth quarter of 2009.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

I tem 9A. Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009 as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act were effective, at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, utilizing the criteria described in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether the Company’s internal control over financial reporting was effective as of December 31, 2009. Based on this evaluation and those criteria, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have not been any changes in internal control over financial reporting that occurred in the fourth quarter of 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Quest Software, Inc.:

We have audited the internal control over financial reporting of Quest Software, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009, of the Company and our report dated February 19, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s changes in its method of accounting in 2007 for income taxes as a result of adopting new accounting guidance on the accounting for uncertainty in income taxes.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

February 19, 2010

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item will be included in the sections captioned “Directors,” “Executive Officers,” “Code of Ethics,” “Corporate Governance,” “Board of Directors and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive proxy statement, to be delivered to stockholders in connection with our 2010 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 11.	Executive Compensation

Information regarding compensation of certain named executive officers will be included in the section captioned “Executive Compensation and Related Information” appearing in our definitive proxy statement, to be delivered to stockholders in connection with our 2010 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included in the section captioned “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” appearing in our definitive proxy statement, to be delivered to stockholders in connection with our 2010 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included in the section captioned “Certain Relationships and Related Transactions,” and “Corporate Governance” appearing in our definitive proxy statement, to be delivered to stockholders in connection with our 2010 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information required by this item will be included in the section captioned “Fees Paid to the Independent Registered Public Accounting Firm” in our definitive proxy statement, to be delivered to stockholders in connection with our 2010 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

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

(3)	Exhibits

Exhibit Number	Exhibit Title

3.1*	Certificate of Incorporation of Quest Software, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2009)

3.2*	Bylaws of Quest Software, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2009)

4.1*	Form of Registrant’s Specimen Common Stock Certificate (incorporated by reference to our Registration Statement on Form S-1 and all amendments thereto filed on June 11, 1999 (File No. 333-80543))

10.1*	Form of Directors’ and Officers’ Indemnification Agreement (incorporated by reference to our Registration Statement on Form S-1 and all amendments thereto filed on June 11, 1999 (File No. 333-80543))

10.2*++	Quest Software, Inc. 1999 Stock Incentive Plan, as amended (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2008)

10.3*++	Form of Stock Option Agreement used under the Quest Software, Inc. 1999 Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2004)

Exhibit Number	Exhibit Title

10.4*++	Form of Restricted Stock Unit Award Agreement used under the Quest Software, Inc. 1999 Stock Incentive Plan, as amended (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2008)

10.5*++	Quest Software, Inc. 2001 Stock Incentive Plan, as amended (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2008)

10.6*++	Form of Stock Option Agreement used under the Quest Software, Inc. 2001 Stock Incentive Plan (incorporated by reference to our Registration Statement on Form S-8 (File No. 333-82784) filed on February 14, 2002)

10.7*++	Quest Software, Inc. 2008 Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2008)

10.8*++	Form of Stock Option Agreement used under the Quest Software, Inc. 2008 Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2008)

10.9*++	Form of Restricted Stock Unit Award Agreement used under the Quest Software, Inc. 2008 Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2008)

10.10*++	Quest Software, Inc. Executive Incentive Plan (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2007)

10.11*	Credit Agreement dated as of February 17, 2009 between Quest Software, Inc. and Wells Fargo Foothill, LLC (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2009)

10.12*	Security Agreement dated as of February 17, 2009 among Quest Software, Inc., Aelita Software Corporation, ScriptLogic Corporation, Vizioncore, Inc., NetPro Computing, Inc. and those additional entities that hereafter become parties hereto, and Wells Fargo Foothill, LLC (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2009)

10.13*++	Voting Agreement dated June 1, 2009 by and between Quest Software, Inc. and Vincent C. Smith (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2009)

10.14*	Loan and Security Agreement, dated as of August 3, 2009, between Quest Software, Inc. as Borrower and Mutual of Omaha Bank as Lender (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2009)

10.15*	Secured Promissory Note, dated as of August 3, 2009, from Quest Software, Inc. as Maker to Mutual of Omaha Bank as Payee (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2009)

10.16*	Deed of Trust, Security Agreement, Assignment of Rents and Leases, and Fixture Filing, dated as of August 3, 2009, by and among Quest Software, Inc. as Trustor, Mutual of Omaha Bank as Beneficiary, and Fidelity National Title Company as Trustee (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2009)

10.17*	Environmental Certification and Indemnity Agreement, dated as of August 3, 2009, by Quest Software, Inc. as Obligor in favor of Mutual of Omaha Bank as Lender (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2009)

14.1	Code of Conduct and Ethics

Exhibit Number	Exhibit Title

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference
++	Indicates a management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUEST SOFTWARE, INC.

Dated: February 19, 2010	By:	/s/ Douglas F. Garn
Douglas F. Garn
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas F. Garn	President, Chief Executive Officer (Principal Executive Officer) and Director	February 19, 2010
Douglas F. Garn

/s/ Scott J. Davidson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 19, 2010
Scott J. Davidson

/s/ Scott H. Reasoner Scott H. Reasoner	Vice President, Corporate Controller (Principal Accounting Officer)	February 19, 2010

/s/ Vincent C. Smith	Executive Chairman of the Board of Directors	February 19, 2010
Vincent C. Smith

/s/ Kevin M. Klausmeyer	Director	February 19, 2010
Kevin M. Klausmeyer

/s/ Raymond J. Lane	Director	February 19, 2010
Raymond J. Lane

/s/ Augustine L. Nieto II	Director	February 19, 2010
Augustine L. Nieto II

/s/ Paul A. Sallaberry	Director	February 19, 2010
Paul A. Sallaberry

/s/ H. John Dirks	Director	February 19, 2010
H. John Dirks

CONSOLIDATED FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

QUEST SOFTWARE, INC. AND SUBSIDIARIES

December 31, 2009, 2008 and 2007

QUEST SOFTWARE, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Quest Software, Inc.:

We have audited the accompanying consolidated balance sheets of Quest Software, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting in 2007 for income taxes as a result of adopting new accounting guidance on the accounting for uncertainty in income taxes.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

February 19, 2010

QUEST SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$292,940	$215,895
Restricted cash	796	2,425
Short-term investments	90,109	632
Accounts receivable, net of allowances of $5,605 and $8,384 at December 31, 2009 and 2008, respectively	157,534	153,892
Prepaid expenses and other current assets	32,178	17,362
Deferred income taxes	11,832	18,460

Total current assets	585,389	408,666
Property and equipment, net	70,051	77,394
Long-term investments	2,411	41,410
Intangible assets, net	76,072	104,567
Goodwill	670,481	655,777
Deferred income taxes	34,127	28,026
Other assets	26,607	29,819

Total assets	$1,465,138	$1,345,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,714	$3,798
Accrued compensation	45,831	45,079
Other accrued expenses	31,902	39,927
Loans payable	32,602	—
Deferred revenue	285,907	272,626

Total current liabilities	399,956	361,430

Long-term liabilities:
Deferred revenue	86,231	66,086
Income taxes payable	44,433	40,846
Loans payable	33,292	—
Other long-term liabilities	8,434	3,545

Total long-term liabilities	172,390	110,477

Total liabilities	572,346	471,907

Commitments and contingencies (Notes 2 and 16)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 200,000 shares authorized; 90,202 and 94,298 shares issued and outstanding at December 31, 2009 and 2008, respectively	90	94
Additional paid-in-capital	689,385	740,887
Retained earnings	203,130	132,771
Accumulated other comprehensive income	187	—

Total stockholders’ equity	892,792	873,752

Total liabilities and stockholders’ equity	$1,465,138	$1,345,659

The accompanying notes are an integral part of these consolidated financial statements.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

	Year Ended December 31
	2009	2008	2007
Revenues:
Licenses	$279,238	$334,083	$308,652
Services	415,998	401,294	322,329

Total revenues	695,236	735,377	630,981

Cost of revenues:
Licenses	7,581	8,586	6,111
Services	58,528	62,060	55,173
Amortization of purchased technology	19,393	20,231	14,459

Total cost of revenues	85,502	90,877	75,743

Gross profit	609,734	644,500	555,238

Operating expenses:
Sales and marketing	272,944	312,493	275,037
Research and development	144,370	153,464	122,592
General and administrative	76,748	84,954	81,758
Amortization of other purchased intangible assets	13,159	11,302	7,345
In-process research and development	—	955	220
Litigation loss provision, net	19,025	—	—

Total operating expenses	526,246	563,168	486,952

Income from operations	83,488	81,332	68,286
Other income, net	2,549	1,030	22,422

Income before income tax provision	86,037	82,362	90,708
Income tax provision	15,678	14,319	27,589

Net income	$70,359	$68,043	$63,119

Net income per share:
Basic	$0.77	$0.65	$0.62

Diluted	$0.75	$0.64	$0.60

Weighted-average shares:
Basic	91,926	104,192	101,819
Diluted	94,066	106,261	105,284

The accompanying notes are an integral part of these consolidated financial statements.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In thousands)

	Common Stock		Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Comprehensive Income
	Shares	Amount
BALANCE, January 1, 2007	101,819	$102	$815,335	$4,293	$(817)	$818,913
Cumulative effect to prior year retained earnings related to the adoption of FIN 48	—	—	—	(2,684)	—	(2,684)
Proceeds received from certain executive officers as part of our restatement remedial actions	—	—	158	—	—	158
Compensation expense associated with share-based payments	—	—	17,455	—	—	17,455
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	365	365	$365
Net income	—	—	—	63,119	—	63,119	63,119

Comprehensive income	—	—	—	—	—	—	$63,484

BALANCE, December 31, 2007	101,819	102	832,948	64,728	(452)	897,326
Common stock issued under share-based compensation plans	3,926	4	39,960	—	—	39,964
Repurchase of common stock	(11,440)	(11)	(142,989)	—	—	(143,000)
Fees related to the repurchase of common stock	—	—	(2,250)	—	—	(2,250)
Net tax deficiency related to share-based compensation	—	—	(2,500)	—	—	(2,500)
Cancellation and retirement of shares related to settlement of the Imceda escrow	(7)	(1)	(87)	—	—	(88)
Cash settlement of equity based awards	—	—	(743)	—	—	(743)
Proceeds received from certain executive officers as part of our restatement remedial actions	—	—	200	—	—	200
Compensation expense associated with share-based payments	—	—	16,348	—	—	16,348
Losses reclassified to net income	—	—	—	—	452	452	$452
Net income	—	—	—	68,043	—	68,043	68,043

Comprehensive income	—	—	—	—	—	—	$68,495

BALANCE, December 31, 2008	94,298	94	740,887	132,771	—	873,752
Common stock issued under share-based compensation plans	3,752	4	43,260	—	—	43,264
Net tax benefit related to share-based compensation	—	—	4,867	—	—	4,867
Repurchase of common stock	(7,848)	(8)	(111,009)	—	—	(111,017)
Fees related to the repurchase of common stock	—	—	(1,431)	—	—	(1,431)
Cash settlement of equity based awards	—	—	(1,268)	—	—	(1,268)
Compensation expense associated with share-based payments	—	—	14,079	—	—	14,079
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(9)	(9)	$(9)
Unrealized gain on foreign currency hedges, net of tax	—	—	—	—	196	196	196
Net income	—	—	—	70,359	—	70,359	70,359

Comprehensive income	—	—	—	—	—	—	$70,546

BALANCE, December 31, 2009	90,202	$90	$689,385	$203,130	$187	$892,792

The accompanying notes are an integral part of these consolidated financial statements.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31
	2009	2008	2007
Cash flows from operating activities:
Net income	$70,359	$68,043	$63,119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,973	48,255	37,362
Compensation expense associated with share-based payments	15,178	17,106	17,455
Deferred income taxes	2,376	(236)	(18,201)
Unrealized (gain) loss on long-term investments, net of gains/losses from put options	(636)	642	—
Impairment losses on cost method investments	—	2,001	—
Excess tax benefit related to share-based compensation	(1,825)	(3,415)	—
Provision for bad debts	72	1,358	302
In-process research and development	—	955	220
Other non-cash adjustments, net	254	578	308
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	320	(6,915)	(10,496)
Prepaid expenses and other current assets	(1,156)	1,809	(3,670)
Other assets	(674)	986	(575)
Accounts payable	(491)	(1,694)	(2,815)
Accrued compensation	(3,208)	(3,871)	8,679
Other accrued expenses	(8,339)	(5,359)	1,394
Income taxes payable	(3,149)	(5,465)	8,590
Deferred revenue	33,426	37,113	38,140
Other liabilities	2,806	(40)	(2,376)

Net cash provided by operating activities	153,286	151,851	137,436

Cash flows from investing activities:
Purchases of property and equipment	(11,286)	(12,244)	(13,050)
Cash paid for acquisitions, net of cash acquired	(12,253)	(137,207)	(146,842)
Change in restricted cash	1,494	46,496	(48,924)
Purchases of cost method investments	(3,000)	(3,160)	(6,109)
Purchases of investment securities	(47,853)	(52,003)	(30,766)
Sales and maturities of investment securities	2,814	82,071	58,396

Net cash used in investing activities	(70,084)	(76,047)	(187,295)

Cash flows from financing activities:
Proceeds from loans payable	68,428	—	—
Repayment of loans payable	(2,534)	—	—
Repurchase of common stock	(112,447)	(145,250)	—
Repayment of capital lease obligations	(263)	(256)	(280)
Cash paid for line of credit fees	(1,979)	—	—
Proceeds from the exercise of stock options	43,264	39,964	—
Excess tax benefit related to share-based compensation	1,825	3,415	—
Proceeds received from certain executive officers as part of our restatement remedial actions	—	200	158

Net cash used in financing activities	(3,706)	(101,927)	(122)

Effect of exchange rate changes on cash and cash equivalents	(2,451)	6,450	(615)

Net increase (decrease) in cash and cash equivalents	77,045	(19,673)	(50,596)
Cash and cash equivalents, beginning of period	215,895	235,568	286,164

Cash and cash equivalents, end of period	$292,940	$215,895	$235,568

Supplemental disclosures of consolidated cash flow information:
Cash paid for interest	$3,746	$289	$289

Cash paid for income taxes	$15,077	$22,452	$35,861

Supplemental schedule of non-cash investing and financing activities:
Unrealized (loss)/gain on available-for-sale securities, net of tax	$(9)	$—	$365

Unrealized gain on forward foreign currency contracts	$196	$—	$—

Contingent consideration related to PacketTrap acquisition	$4,000	$—	$—

Unpaid purchases of property and equipment	$1,081	$852	$697

The accompanying notes are an integral part of these consolidated financial statements.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

Quest Software, Inc. was incorporated in California in 1987 and reincorporated in Delaware in 2009. We are a leading developer and vendor of application, database, Windows and virtualization management software products. We also provide consulting, training, and support services to our customers. We have wholly-owned research and development subsidiaries and sales subsidiaries for marketing, distribution, and support of our products and services in the United States and abroad. References to “Quest,” “Quest Software,” the “Company,” “we,” “us,” or “our” refer to Quest Software, Inc. and its consolidated subsidiaries.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include our accounts and those of our majority owned subsidiaries. Intercompany transactions are eliminated and the portion of the net income or net loss of subsidiaries applicable to minority interests adjusts other income, net.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation within the stockholders’ equity section of our December 31, 2008 consolidated balance sheet as a result of changing our state of incorporation from California to Delaware during 2009 and assigning a par value to our common stock.

Cumulative Effect of Prior Period Consolidated Balance Sheet Adjustment

Included in the “net tax benefit related to share based compensation” is a correction of $6.9 million related to deferred taxes on stock options that had been incorrectly derecognized in 2006. The correction does not impact earnings and management has concluded that this correction is immaterial. Since the $6.9 million should not have been recorded as reductions to deferred tax assets and additional paid-in capital during 2006, both the deferred tax asset and additional paid-in capital are being re-established in the current period ending December 31, 2009. The relative impact to prior periods would have been an increase in the deferred tax asset and additional paid-in capital of $7.1 million as of December 31, 2008 and 2007.

Use of Estimates

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

New Accounting Pronouncements

Fair Value Measurements

The Financial Accounting Standards Board (“FASB”) issued new accounting guidance on fair value measurements. The new guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. On January 1, 2008, we adopted the new guidance for financial assets and financial liabilities measured at fair value on a recurring basis (see Note 15 – Fair Value Measurements for further details). On January 1, 2009, we adopted the new guidance for non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis. In April 2009, FASB issued additional guidance for estimating fair value when the volume and level of activity for the asset or liability have

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

significantly decreased and was effective for us in the second quarter of fiscal 2009. This includes guidance on identifying circumstances that indicate a transaction is not orderly. In August 2009, FASB issued clarifying guidance that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the of the techniques prescribed by the update. The adoption of fair value measurements guidance did not have a material impact on our consolidated financial position or results of operations.

Business Combinations

The FASB issued new accounting guidance on business combinations. This guidance requires an acquiring entity to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date, with limited exceptions. In addition, it requires that: acquisition costs be generally expensed as incurred; non-controlling interests (formerly known as “minority interests”) be valued at fair value at the acquisition date; acquired contingent liabilities be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; in-process research and development (“IPR&D”) be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination be generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. There are also a substantial number of new disclosure requirements. We adopted this guidance effective January 1, 2009. In April 2009, FASB issued new guidance that amends and clarifies the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. We only had one acquisition during 2009 and we capitalized acquired IPR&D, recognized the liability for the contingent consideration and expensed acquisition costs as a result of the adoption of this standard. We expect this guidance will have an impact on accounting for future business combinations but the impact will be dependent upon the nature, terms and size of future acquisitions.

Other Accounting Pronouncements

In December 2007, FASB issued new accounting guidance which establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, the guidance requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. The guidance clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this guidance requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. The guidance also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We adopted this guidance effective January 1, 2009. There was no material impact from adoption of this guidance on our consolidated financial position or results of operations.

In March 2008, FASB issued an amendment to its accounting guidance for accounting for derivative instruments and hedging activities. The amendment applies to all derivative instruments and related hedged items accounted for under the previous guidance. This amendment requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position,

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

results of operations and cash flows. This amendment is effective for fiscal years and interim periods beginning after November 15, 2008. We adopted this amendment effective January 1, 2009. Since the amendment only required additional disclosure, the adoption of this amendment did not impact our consolidated financial position or results of operations.

In April 2008, FASB issued an amendment to its accounting guidance for goodwill and other intangible assets. The guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under the previous guidance, and requires expanded disclosures regarding intangible assets existing as of each reporting period. The intent of this amendment is to improve the consistency between the useful life of a recognized intangible asset under the business combinations guidance and the period of expected cash flows used to measure the fair value of the intangible asset under the business combinations guidance and other generally accepted accounting principles (“GAAP”). This amendment is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted this amendment effective January 1, 2009. There was no impact from adoption of this guidance on our consolidated financial position or results of operations.

In June 2008, FASB issued a new accounting guidance on determining whether instruments granted in share-based payment transactions are participating securities. The guidance requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share. This guidance is effective for us on January 1, 2009 and also requires retroactive restatement of earnings per share for all prior periods presented in the financial statements and footnotes. Our unvested share-based payment awards do not contain non-forfeitable rights to dividends or dividend equivalents; as such adoption of this guidance did not have an impact on our basic or diluted earnings per share.

In November 2008, FASB ratified accounting guidance regarding equity method investment accounting . This guidance clarifies the accounting for certain transactions and impairment considerations involving equity method investments. This guidance is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We adopted the guidance effective January 1, 2009. There was no impact from adoption of this guidance on our consolidated financial position or results of operations as we do not currently have any investments that are accounted for under the equity method.

In November 2008, FASB ratified accounting guidance for defensive intangible assets. This guidance clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. This guidance requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. This guidance is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We adopted the guidance effective January 1, 2009. There was no material impact from this adoption on our consolidated financial position or results of operations.

In April 2009, FASB issued an amendment to its accounting guidance on disclosures about fair value of financial instruments, to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Interim financial reporting requirements were amended to require those disclosures in summarized financial information at interim reporting periods. This amendment is effective for interim periods ending after June 15, 2009. This amendment did not have a material impact on our consolidated financial position or results of operations.

In April 2009, FASB issued an amendment on its accounting guidance on other-than-temporary impairment for debt securities to make the guidance more operational and to improve the presentation and disclosure of

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other-than-temporary impairments on debt and equity securities in the financial statements. This amendment does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This amendment is effective for interim and annual reporting periods ending after June 15, 2009. This amendment did not have a material impact on our consolidated financial position or results of operations.

In May 2009, FASB issued new accounting guidance for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This guidance was effective for us in the second quarter of fiscal 2009. Management has assessed subsequent events through the date of filing our Annual Report on Form 10-K. The adoption of this guidance did not have a material impact on our consolidated financial position or results of operations.

In June 2009, FASB issued its Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). The Codification eliminates the GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the Codification in the third quarter of fiscal 2009. There will be no change to our consolidated financial statements due to the implementation of the Codification other than changes in reference to various authoritative accounting pronouncements in our Notes to Consolidated Financial Statements.

In October 2009, FASB issued an amendment to its accounting guidance on revenue arrangements with multiple deliverables. This new accounting guidance addresses the unit of accounting for arrangements involving multiple deliverables and how consideration should be allocated to separate units of accounting, when applicable. This guidance will be effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted. This guidance will not have a material impact on our consolidated financial position or results of operations.

In October 2009, FASB issued an amendment to its accounting guidance on certain revenue arrangements that include software elements. The new accounting guidance excludes from software revenue recognition all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. This guidance will be effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted. This guidance must be adopted in the same period that the company adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. This guidance will not have a material impact on our consolidated financial position or results of operations.

In December 2009, FASB issued a new guidance regarding improvements to financial reporting by enterprises involved with variable interest entities. The new guidance provides an amendment to its consolidation guidance for variable interest entities and the definition of a variable interest entity and requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. This amendment also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and is effective for us January 1, 2010. There was no impact from adoption of this guidance on our consolidated financial position or results of operations.

In January 2010, FASB issued an amendment to its accounting for distributions to shareholders with components of stock and cash. This new guidance clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance. This guidance is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. There was no impact from adoption of this guidance since we have never declared dividends on our common stock.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2010, FASB issued an amendment to its accounting and reporting for decreases in ownership of a subsidiary. This amendment clarifies the scope of the decrease in ownership provisions in the consolidation – overall subtopic and related guidance. This amendment is effective beginning in the period that an entity adopts FASB’s guidance on Noncontrolling Interests in Consolidated Financial Statements, which was effective January 1, 2009 for us. There was no impact from the adoption of this guidance on our consolidated financial position or results of operations.

In January 2010, FASB issued an amendment regarding improving disclosures about fair value measurements. This new guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We do not expect adoption of this guidance to have an impact on our consolidated financial position or results of operations.

Cash Equivalents and Investments

We consider highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of AAA-rated money market funds in all periods presented. Investments consist of available-for-sale or trading securities as defined in Accounting for Certain Investments in Debt and Equity Securities. These investments are recorded at fair value and are classified as investments in the accompanying consolidated balance sheets as of December 31, 2009. The changes in fair values on trading securities are recorded as a component of other income, net. The changes in fair values, net of applicable taxes, on available-for-sale investment securities are recorded as unrealized gains (losses) as a component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income, net. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. Investments are made based on our investment policy which restricts the types of investments that can be made. We have classified available-for-sale and trading securities as short-term or long-term based primarily on the maturity date of the related securities.

Concentration of Credit Risk

Financial instruments that potentially subject us to credit risk include cash and cash equivalents, investments and accounts receivable. We believe that credit risks related to our investment portfolio are moderated by limitations we place on our exposure to any one issuer and credit risks on accounts receivable are moderated by the diversity of our products, customers and geographic sales areas. We monitor extensions of credit and have not experienced significant credit losses in the past. We maintain an allowance both for bad debts and for sales returns and cancellations and such losses and returns have historically been within management’s expectations. No single customer accounted for 10% or more of our total revenues or accounts receivable for the years ended December 31, 2009, 2008 or 2007.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowances for Doubtful Accounts and Returns

We record allowances for doubtful accounts based upon a specific review of significant outstanding invoices and/or our historical write-off experience. We also record a provision for estimated sales returns and allowances on product and service related sales in accordance with GAAP. These estimates are based on historical sales returns and other known factors.

Other Assets

The following table summarizes our other assets by asset type at the dates indicated (in thousands):

Asset Type	December 31
	2009	2008
Cost method investments	$14,427	$11,493
Put options (1)	—	7,873
Income taxes receivable	4,885	4,475
Lease security deposits	2,622	2,502
Non-current restricted cash (2)	1,197	932
Other	3,476	2,544

Total Other Assets	$26,607	$29,819

(1)	The Put Options relate to settlement agreements entered into with the investment firm that sold us our auction rate securities (see Note 4 – Cash and Cash Equivalents and Investments). This was re-classified to other current assets during 2009 as the put options have a first exercise date of June 30, 2010.
(2)	Relates primarily to cash restricted as a condition to certain non-US facility leases.

Cost method investments are investments made in non-consolidated companies accounted for under the cost method as we do not have a readily determined market value and given that we do not have the ability to exercise significant influence over these companies’ operations. These investments were made in early stage private companies and a private equity fund for business and strategic purposes. We may make additional investments of this nature in the future. We periodically monitor our investments for impairment and will record reductions in carrying values if and when necessary. The evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure regulations as U.S. public companies and, as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. As part of this evaluation process, our review includes but is not limited to a review of each company’s cash position, recent financing activities, financing needs, earnings and revenue outlook, operational performance, management or ownership changes, and impacts from competitive pressures. If we were to subsequently determine that the carrying value of our investment in a company is at an amount above fair value, an adjustment will be made in that corresponding period resulting in a charge against earnings for the write-down.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:

Years
Building	30
Furniture and fixtures	7
Machinery and equipment	7
Computer equipment	3
Computer software	3-7

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

We capitalize external direct costs of materials and services used in developing or obtaining internal-use computer software and amortize these costs using the straight-line method over the estimated useful life of the software, which range from 3 to 7 years. Costs of significant upgrades and enhancements that result in additional functionality are also capitalized, whereas costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred.

Business Acquisitions

For business acquisitions, we recognize separately from goodwill the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree, which are measured at the acquisition date fair value. Goodwill arising from acquisitions (see Note 2 - Acquisitions and Note 6 – Goodwill and Intangible Assets, Net) is measured as the excess of consideration transferred over the net amounts of the identifiable assets acquired and the liabilities assumed at the acquisition date.

We use significant estimates and assumptions, including fair value estimates, as of the business combination date and refine those estimates that are provisional, as necessary, during the measurement period. The measurement period is the period after the acquisition date, not to exceed one year, in which we may gather new information about facts and circumstances that existed as of the acquisition date to adjust the provisional amounts recognized. Measurement period adjustments are applied retrospectively. All other adjustments are recorded to the income statement.

Costs to effect an acquisition are recorded in general and administrative expenses on the consolidated income statements as the expenses are incurred.

Intangible assets are recorded at the estimated fair value of developed technology, in-process research and development, customer lists, maintenance contracts, trademarks, trade names and non-compete agreements acquired and amortized using the straight-line method over estimated useful lives. The estimated useful lives of the intangible assets being amortized range from two to seven years. The estimated fair value of trade names associated with ScriptLogic Corporation acquired in August 2007 and PacketTrap Networks, Inc. acquired in December 2009 were assigned indefinite useful lives and are not being amortized. Accumulated amortization of intangible assets was $174.8 million and $142.2 million at December 31, 2009 and 2008, respectively. The net carrying amount of intangible assets was considered recoverable at December 31, 2009. We test goodwill for

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impairment at the reporting unit level on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. The carrying amount of goodwill was considered recoverable at December 31, 2009, based on the results of our goodwill impairment evaluation performed in the fourth quarter of 2009.

Long-Lived Assets

We account for the impairment and disposition of long-lived assets in accordance with Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with this guidance, long-lived assets to be held and used are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. We periodically review the carrying value of long-lived assets to determine whether or not impairment to such value has occurred.

Derivative Instruments

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

FASB’s authoritative guidance on Derivative Instruments and Hedging Activities requires that we recognize all derivative instruments on the balance sheet at fair value. If certain conditions are met, hedge accounting may be applied and the derivative instrument may be specifically designated as: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or unrecognized firm commitment, referred to as a fair value hedge, or (b) a hedge of the exposure to the variability of cash flows of a recognized asset, liability or forecasted transaction, referred to as a cash flow hedge, or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, a recognized asset or liability, a forecasted transaction or a net investment in a foreign operation, referred to as a foreign currency hedge.

In the case of a qualifying cash flow hedge, changes in the value of the derivative instruments that are highly effective are recognized in Accumulated other comprehensive income (“AOCI”) on the consolidated balance sheets, until the hedged item is recognized in the consolidated income statement. The ineffective portion of a derivative’s change in fair value is recognized through the consolidated income statement. Upon the occasional termination of a cash flow hedge, the remaining cost of that hedge is amortized over the remaining life of the hedged item in proportion to the change in the hedged forecasted transaction. We have derivatives in place to hedge the exposure to the variability in future cash flows for forecasted research and development cash expenses. We formally document all qualifying hedge relationships, as well as our risk management objective and strategy for undertaking each hedge transaction. Derivatives that are non-designated hedges are adjusted to fair value through the consolidated income statement. Quest does not use derivative instruments for speculative purposes. See Note 14 – Derivative Instruments for a full description of our derivative activities.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The carrying amounts of our financial instruments including cash and cash equivalents, investments in available-for-sale and trading securities, accounts receivable, derivatives, accounts payable, accrued liabilities and loans payable approximate their respective fair values because of the relatively short period of time between origination of the instruments and their expected realization or liquidation, or because they are carried at fair value.

We adopted FASB’s standard for financial assets and financial liabilities measured at fair value on a recurring basis on January 1, 2008. The standard defines fair value measurements, establishes a framework for measuring fair value and outlines a fair value hierarchy based on the inputs to valuation techniques used to measure fair value. The standard categorizes the inputs to valuation techniques into a three-level hierarchy based on the extent to which the measurement relies on observable market inputs in measuring fair value. Assets and liabilities are classified within this hierarchy in their entirety based on the lowest level of any input that is significant to the fair value measurement. Financial instruments carried at fair value under a Level 1 include inputs based on unadjusted quoted prices in active markets for those identical financial instruments. The financial instruments recorded under Level 2 are valued primarily utilizing inputs or prices that are observable in the marketplace, can be derived from observable market data or corroborated by observable levels at which transactions are executed. Because financial instruments classified as Level 3 are generally based on unobservable inputs, the process to determine fair value is generally more subjective and involves management judgment and assumptions. These assumptions may have a significant effect on our estimates of fair value, and the use of different assumptions as well as changes in market conditions could have a material effect on our results of operations or financial condition.

We adopted FASB’s standard for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis on January 1, 2009. We performed impairment testing for goodwill at the reporting unit level on an annual basis, or more frequently if we believe indicators of impairment exist.

See Note 15 – Fair Value Measurements in our Notes to Consolidated Financial Statements for further information, including the classification within the three-level hierarchy of all of our assets and liabilities carried in our consolidated balance sheet at fair value as of December 31, 2009.

Revenue Recognition

We derive revenues from three primary sources: (1) software licenses, (2) annual maintenance and support services and (3) consulting and training services. We recognize revenue in accordance with FASB’s guidance on software revenue recognition.

Before revenue can be recognized all of the following criteria must be satisfied:

(1)	Persuasive evidence of an arrangement exists – including a written contract signed by both the end customer and Quest.

(2)	Delivery has occurred – when all product and/or service that is essential to the functionality is delivered to the end customer.

(3)	The fee is fixed or determinable – when we have a signed contract that states the agreed upon fee for our product and/or service and specifies the related terms and conditions that govern that arrangement, and is free of material contingencies or significant uncertainty.

(4)	Collection is probable – assessed based on the probability of collection on a customer-by-customer basis based on payment history and our evaluation of the customer’s financial position.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We recognize revenue from reseller and distributor transactions upon invoicing the order provided all other revenue recognition criteria have been met. For those resellers and distributors that have established a history of consistent, timely cash collection with us, we accept orders and simultaneously recognize revenue since the resellers and distributors have existing orders from an end user customer. For those resellers that have not established a history of consistent, timely cash collection with us, we accept orders and defer revenue until cash collection occurs. The probability of collection criteria per GAAP is applied to each individual reseller or distributor rather than to all channel partners sales in aggregate.

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

Our maintenance VSOE of fair value is determined by reference to the prices our customers pay for this support when it is sold separately; that is, when we enter into an arms-length, annual renewal transaction with customers where the only offering sold is maintenance. These standalone maintenance renewal transactions are typically for one year in duration and are priced as a targeted percentage of the initial, discounted purchase price. We bill these renewal transactions in advance of the services provided. We also offer customers the right to purchase maintenance for multiple annual periods beyond the first year. Revenue for our standalone sale of annual maintenance renewals in years two, three and beyond is recognized ratably over the support term. Sales of maintenance for multiple annual periods are treated similarly.

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

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If we cannot objectively determine the fair value of any undelivered element (hardware, software, specific upgrade rights, etc.) in a bundled software and services arrangement, we defer revenue until all elements are delivered and services are performed, or until fair value can be objectively determined based on VSOE of fair value for any remaining undelivered elements.

In addition to perpetual software licenses, we sell a small amount of time-based software licenses (or term licenses) each year wherein customers pay a single fee for the right to use the software and receive maintenance for a defined period of time. Approximately 3.5% of 2009 license revenue was generated by these time-based software licenses. All license and maintenance revenues on these term licenses are deferred and recognized ratably over the license term.

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

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recognize channel rebates in accordance with GAAP. The rebates provided to those who distribute our products are recorded as an offset to revenue as they are considered adjustments of the selling price of our products during the period of the corresponding order.

Uncollected Deferred Revenue

Because of our revenue recognition policies, there are circumstances for which we are unable to recognize revenue relating to sales transactions that have been billed, but the related account receivable has not been collected. While the receivable represents an enforceable obligation, for balance sheet presentation purposes we have offset the deferred revenue with the related account receivable and no amounts appear in our consolidated balance sheets for such transactions. The aggregate amount of unrecognized accounts receivable and deferred revenue was $39.8 million and $39.9 million at December 31, 2009 and 2008, respectively.

Software Development Costs

Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with FASB’s guidance on Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed until the product is available for general release. Because our current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no software development costs have been capitalized as of December 31, 2009 and 2008.

Advertising Expenses

We expense all advertising costs as incurred, and such costs were $4.5 million, $5.9 million and $4.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Foreign Currency Translation

In accordance with FASB’s guidance on Foreign Currency Translation, the United States Dollar is considered to be the functional currency for our foreign subsidiaries, as such subsidiaries act primarily as an extension of our parent company’s operations. The determination of functional currency is primarily based on the subsidiaries’ relative financial and operational dependence on the parent company. Assets and liabilities in these subsidiaries are re-measured at current exchange rates, except for property and equipment, deferred revenue, depreciation and investments, which are translated at historical exchange rates. Revenues and expenses are re-measured at weighted average exchange rates in effect during the year except for costs related to the above mentioned balance sheet items which are translated at historical rates. Foreign currency gains and losses are included in “other income, net” in the consolidated income statements. There was a net foreign currency gain (loss) of $3.6 million, $(7.5) million and $4.4 million for the year ended December 31, 2009, 2008 and 2007, respectively, based on re-measurement.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with FASB’s guidance on Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for future tax consequences

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We provide valuation allowances against the net deferred tax asset for amounts that are not considered more likely than not to be realized (See Note 10 – Income Taxes for disclosure of amounts related to deferred taxes and associated valuation allowances).

In accordance with FASBs guidance on Accounting for Uncertainty in Income Taxes, we perform a comprehensive review of our portfolio of uncertain tax positions regularly. In this regard, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return or claim, which has not been reflected in measuring income tax expense for financial reporting purposes. Until these positions are sustained by the taxing authorities, we have not recognized the tax benefits resulting from such positions and report the tax effects as a liability for uncertain tax positions in our consolidated income statements.

Taxes Collected from Customers and Remitted to Governmental Authorities

We present taxes collected from customers and remitted to governmental authorities in accordance with the guidance on How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), on a net basis.

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

The table below sets forth the reconciliation of the denominator of the net income per share calculation (in thousands):

	Year Ended December 31
	2009	2008	2007
Shares used in computing basic net income per share	91,926	104,192	101,819
Dilutive effect of stock options and restricted stock units (1)	2,140	2,069	3,465

Shares used in computing diluted net income per share	94,066	106,261	105,284

(1)	Options to purchase 6,314, 9,126 and 8,331 shares of common stock were outstanding during 2009, 2008 and 2007, respectively, but were not included in the computation of diluted net income per share as inclusion would have been anti-dilutive.

Share-Based Compensation

We account for share-based compensation using the fair value recognition provisions per GAAP. We estimate the fair value of stock options granted using a Black Scholes option valuation model and a single option award approach. We use historical data to estimate pre-vesting option forfeitures and record share-based

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation expense only for those awards that are expected to vest. We amortize the fair value of stock options on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. We value restricted stock units granted based on the market price of our common stock on the date of the grant. We amortize the value of restricted stock units on a straight-line basis over the restriction period. See Note 13 – Employee Benefit Plans for a description of our share-based employee compensation plans and the assumptions we use to calculate the fair value of share-based employee compensation.

NOTE 2 — ACQUISITIONS

2009 Acquisition

PacketTrap Networks, Inc. – In December 2009 we acquired all of the outstanding shares of PacketTrap Networks, Inc. (“PacketTrap”), a provider of enterprise class network and application management software, for purchase consideration of approximately $11.0 million. The acquisition of PacketTrap allows us to fill a technical gap in our existing product lines for the network management space and to bolster our focus and product offerings in the mid-market. The PacketTrap purchase agreement provides for earn-out contingency totaling up to $10.8 million contingent upon the achievement of certain PacketTrap sales targets. The $4.0 million fair value of the earn-out contingency has been accrued for a total purchase price of $15.0 million.

The PacketTrap contingent consideration arrangement requires payments of up to $10.8 million that will be due and payable if certain criteria in relation to amounts billed to customers for PacketTrap products are met during the three-year period subsequent to the close of the acquisition. The fair value of the contingent consideration arrangement of $4.0 million was determined using the income approach with significant inputs that are not observable in the market. Key assumptions include a discount rate consistent with the level of risk of achievement and probability of meeting those sales targets. The expected outcomes were recorded at net present value. Subsequent changes in the fair value of the liability will be recorded in earnings.

The acquisition has been accounted for as a business combination and the purchase price was allocated primarily to goodwill and other intangible assets. Actual results of operations of PacketTrap are included in our consolidated financial statements from the date of acquisition. Our preliminary allocation of the purchase price to assets and liabilities based upon the fair value determinations was as follows (in thousands):

Current assets	$51
Acquired technologies with a useful life of 3.0 years	1,500
In-process research and development	1,000
Trade name with an indefinite useful life	700
Non-compete agreements with a useful life of 3.0 years	650
Goodwill	10,956
Other non-current assets	204
Current liabilities	(61)

Total purchase price	$15,000

The preliminary allocation of purchase price for PacketTrap was based upon preliminary valuations and our estimates and assumptions are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of certain intangible assets and goodwill.

The intangible assets will be amortized over the pattern in which the economic benefits of the intangible assets are being utilized, which in general reflects the cash flows generated from such assets. We acquired one

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in-process research and development (“IPR&D”) project. The value assigned to the IPR&D project was determined utilizing the income approach by determining cash flow projections relating to the project. We applied a discount rate of 23% to determine the value of the IPR&D project. The IPR&D project will be assessed for impairment until completed. Upon completion, the project will be amortized over its estimated useful life over the pattern in which the economic benefit of the intangible asset is being utilized. The goodwill associated with this acquisition is reported within our license and service segments of our business, and is not expected to be deductible for tax purposes. The goodwill allocation of 50% to licenses and 50% to services is based on both historical and projected relative contribution from licenses and services revenues. The goodwill results from expected synergies from the transaction, including complementary products that will enhance our overall product portfolio, and opportunities within new markets, which we believe will result in incremental revenue and profitability.

The pro forma effects of PacketTrap would not have been material to our results of operations for fiscal year 2009 or 2008, and therefore are not presented.

2008 Acquisitions

NetPro Computing, Inc. – In September 2008 we acquired NetPro Computing, Inc. (“NetPro”), a leading provider of Microsoft infrastructure optimization solutions, for purchase consideration of approximately $79.1 million, including $0.4 million in transaction costs. The acquisition of NetPro allows Quest to further extend our product portfolio to deliver a comprehensive set of products to manage complex Microsoft infrastructures. The combined product offering is expected to provide robust solutions to better migrate, manage and secure Microsoft Active Directory, Exchange, SharePoint and SQL Server environments. The acquisition has been accounted for as a purchase and the purchase price was allocated primarily to goodwill and other intangible assets. Total goodwill of $54.1 million was assigned $32.4 million and $21.7 million to the license and service segments of our business, respectively, and is not expected to be deductible for tax purposes. The goodwill allocation of 60% to licenses and 40% to services is based on both historical and projected relative contribution from licenses and services revenues. Actual results of operations of NetPro are included in our consolidated financial statements from the date of acquisition. Our allocation of the purchase price to assets and liabilities based upon the fair value determinations was as follows (in thousands):

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

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other Acquisitions – We completed three other acquisitions during the twelve months ended December 31, 2008. The aggregate purchase price for these transactions was $13.1 million and was allocated as follows: $7.6 million to goodwill, $1.0 million to in-process research and development which was written off on the date of acquisition, $5.6 million to intangible assets and $(1.1) million to assumed liabilities, net of tangible assets acquired. Actual results of operations of these acquisitions are included in our consolidated financial statements from the effective dates of the acquisitions.

The following represents the aggregate allocation of the purchase price for these three acquisitions to amortizing intangible assets, (in thousands):

Acquired technology with a weighted average useful life of 4.9 years	$3,648
Customer relationships with a useful life of 4.5 years	891
Non-compete agreements with a weighted average useful life of 2.5 years	1,018

Total intangible assets	$5,557

The pro forma effects of all 2008 acquisitions individually or in the aggregate, would not have been material to our results of operations for fiscal year 2008 or 2007, therefore, are not presented.

2007 Acquisitions

ScriptLogic Corporation – In August 2007 we acquired ScriptLogic Corporation (“ScriptLogic”), a privately held company that provides systems lifecycle management solutions for Windows-based networks, for purchase consideration of approximately $89.5 million, including $0.6 million in transaction costs. In connection

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with the acquisition, Quest also offered key members of the management team of ScriptLogic an opportunity to participate in a post-closing incentive bonus plan in an aggregate amount of up to $8.0 million payable over a four-year period (the “Incentive Plan”). A portion of the payments under the Incentive Plan will be based on the satisfaction of financial performance objectives and a portion of the payments will be based solely on continued employment. As of December 31, 2009, we have paid $1.4 million for this Incentive Plan. All bonus payments have been and will continue to be recorded as compensation expense in the periods such bonuses are earned. Of the cash amount paid at closing, $12.0 million was deposited in an escrow account to secure certain indemnification obligations of the selling shareholders.

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

Other Acquisitions – We completed eight other acquisitions, including the remaining 25% interest in Vizioncore, during the twelve months ended December 31, 2007, each of which have been consolidated. The aggregate consideration paid for these transactions totaled $67.6 million paid in cash, including $0.7 million of transaction costs, and was allocated as follows: $51.8 million to goodwill (none of which is expected to be deductible for tax purposes), $16.0 million to intangible assets and $0.2 million to assumed liabilities, net of tangible assets acquired. Actual results of operations of these acquisitions are included in our consolidated financial statements from the effective dates of the acquisitions.

The following represents the aggregate allocation of the purchase price for these eight acquired companies to total identifiable intangible assets (in thousands):

Acquired technology with a weighted average useful life of 4.3 years	$10,868
Customer relationships with a weighted average useful life of 4.6 years	4,025
Non-compete agreements with a weighted average useful life of 2.6 years	816
Trade name with a useful life of 5.0 years	120
Acquired IPR&D	220

Total identifiable intangible assets	$16,049

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pro forma effects of all 2007 acquisitions individually or in the aggregate, would not have been material to our results of operations for fiscal 2007, therefore, are not presented.

NOTE 3 — SEGMENT REPORTING

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

Reportable segment data for the three years ended December 31, 2009, is as follows (in thousands):

	Licenses	Services	Total
Year ended December 31, 2009:
Revenues	$279,238	$415,998	$695,236
Cost of revenues	26,974	58,528	85,502

Gross profit	$252,264	$357,470	$609,734

Year ended December 31, 2008:
Revenues	$334,083	$401,294	$735,377
Cost of revenues	28,817	62,060	90,877

Gross profit	$305,266	$339,234	$644,500

Year ended December 31, 2007:
Revenues	$308,652	$322,329	$630,981
Cost of revenues	20,570	55,173	75,743

Gross profit	$288,082	$267,156	$555,238

Revenues are attributed to geographic areas based on the location of the entity to which the products or services were invoiced. Revenues and long-lived assets concerning principal geographic areas in which we operate are as follows (in thousands):

	United States	United Kingdom	Other International (2)	Total
Year ended December 31, 2009:
Revenues	$434,213	$64,389	$196,634	$695,236
Long-lived assets (1)	81,627	3,539	11,492	96,658

Year ended December 31, 2008:
Revenues	$430,191	$85,525	$219,661	$735,377
Long-lived assets (1)	89,934	7,793	9,486	107,213

Year ended December 31, 2007:
Revenues	$372,411	$79,031	$179,539	$630,981
Long-lived assets (1)	76,933	4,838	12,102	93,873

(1)	Includes property and equipment, net and other assets.
(2)	No single location within Other International accounts for greater than 10% of total revenues.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4 — CASH AND CASH EQUIVALENTS AND INVESTMENTS

The following table summarizes our cash and cash equivalents and investments by balance sheet classification at the dates indicated (in thousands):

Classification on balance sheet	December 31
	2009		2008
	Cost	Fair Value(1)	Cost	Fair Value(1)
Cash and cash equivalents	$292,940	$292,940	$215,895	$215,895
Short-term investments	93,459	90,109	632	632
Long-term investments	2,416	2,411	49,925	41,410

Total cash and cash equivalents and investments	$388,815	$385,460	$266,452	$257,937

(1)	See Note 15 – Fair Value Measurements for details regarding fair value measurements.

The following table summarizes our investments by investment category at the dates indicated (in thousands):

	December 31
	2009		2008
Investment category:	Cost	Fair Value	Cost	Fair Value
Available-for-sale securities:
US treasury securities	$34,982	$34,978	$—	$—
US agency securities	1,500	1,495	—	—
Commercial paper	4,998	4,998	—	—
Certificates/Term deposits	6,820	6,820	632	632

Total available-for-sale securities	48,300	48,291	632	632

Trading securities:
Municipal auction rate securities	47,575	44,229	49,925	41,410

Total investments	$95,875	$92,520	$50,557	$42,042

At December 31, 2009, we held $47.6 million par value (with a fair value of $44.2 million) in municipal notes with an auction reset feature (“auction rate securities” or “ARS”). These securities are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 35 days. Due to a decrease in liquidity in the global credit markets, in February 2008 auctions began failing for the ARS we held. Regularly scheduled auctions for these securities have continued to fail since that time. As of December 31, 2009, we continue to receive and earn interest on all of our ARS. All of the underlying assets of our ARS were in securities collateralized by student loan portfolios, which are guaranteed by the United States government. The ARS were pledged as collateral for the amount drawn on our UBS line of credit. In July 2009, we drew down $34.4 million, or 70%, of the par value against the value of our ARS.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We estimated the fair values of the ARS we held at December 31, 2009 based on a discounted cash flow model that we prepared. Key considerations to our discounted cash flow model included, among other items, the general climate of interest rates, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. Using our discounted cash flow model we determined that the fair values of the ARS we held at December 31, 2009 were less than par. As a result, we recorded a decrease in the fair values of those securities for the twelve months then ended.

In October 2008, we entered into agreements (the “Agreements”) with the investment firm that sold us our ARS. By entering into the Agreements, we (1) received the right (“Put Options”) to sell all of our ARS back to the investment firm at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, (2) gave the investment firm the right to purchase all of our ARS or sell them on our behalf at par anytime after the execution of the Agreements through July 2, 2012, (3) received an offer for a “no net cost” loan for up to 70% of the par value of the ARS until June 30, 2010, and (4) agreed to release the investment firm from certain potential claims related to the collateralized ARS in certain specified circumstances. On July 6, 2009, we drew down $34.4 million, or 70% of the par value against the value of our ARS (see Note 8 — Loans Payable for additional details). We elected to measure the Put Options under the fair value option. During the year ended December 31, 2009, we recorded within other income, net a pretax unrealized $4.5 million loss on our put options which was offset by a pretax unrealized $5.2 million gain on our ARS. The corresponding offset to the unrealized gains and losses on our Put Options is recorded within prepaid expenses and other current assets. We anticipate that any future changes in the fair value of the Put Options will primarily be offset by the changes in the fair value of the related ARS with no material net impact to the Consolidated Income Statements. The Put Options will continue to be measured at fair value until the earlier of its maturity or exercise. The Put Options have a first exercise date of June 30, 2010, therefore both the ARS and the Put Options were classified to short-term investments and other current assets, respectively in the consolidated balance sheets at December 31, 2009. See Note 15— Fair Value Measurements for further details.

Interest income, included in other income, net in the accompanying consolidated income statements, was $1.9 million, $11.0 million and $18.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 5 — PROPERTY AND EQUIPMENT, NET

Net property and equipment consisted of the following (in thousands):

	December 31
	2009	2008
Building	$38,975	$41,317
Furniture and fixtures	15,693	15,463
Machinery and equipment	6,775	4,610
Computer equipment	51,841	52,326
Computer software	37,867	35,290
Leasehold improvements	14,262	12,569
Land	11,154	12,329

	176,567	173,904
Less accumulated depreciation and amortization	(106,516)	(96,510)

Property and equipment, net	$70,051	$77,394

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total depreciation and amortization expense related to property and equipment was $15.4 million and $16.6 million in 2009 and 2008, respectively.

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS, NET

The changes in the carrying amount of goodwill by reportable operating segment for the years ended December 31, 2009 and 2008, are as follows (in thousands):

	Licenses	Services	Total
Balance as of December 31, 2007	$416,462	$147,304	$563,766
Acquisitions	47,941	46,193	94,134
Adjustments (1)	(1,209)	(914)	(2,123)

Balance as of December 31, 2008	463,194	192,583	655,777
Acquisitions	5,478	5,478	10,956
Adjustments (1)	2,262	1,486	3,748

Balance as of December 31, 2009	$470,934	$199,547	$670,481

(1)	Primarily from finalization of purchase price allocations for various acquisitions made prior to 2009.

Intangible assets, net are comprised of the following (in thousands):

	December 31
	2009			2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology and IPR&D (1)	$154,247	$(117,424)	$36,823	$151,526	$(98,000)	$53,526
Customer relationships	69,577	(39,438)	30,139	69,627	(28,225)	41,402
Non-compete agreements	13,919	(12,176)	1,743	12,919	(11,100)	1,819
Trademarks and trade names (2)	13,080	(5,713)	7,367	12,680	(4,860)	7,820

	$250,823	$(174,751)	$76,072	$246,752	$(142,185)	$104,567

(1)	With our recent acquisition of PacketTrap, one IPR&D project was identified and valued. This project will be assessed for impairment until completed. Upon completion, the project will be amortized over its estimated useful life.
(2)	Trademarks and trade names include $6.2 million and $0.7 in trade names related to our acquisition of ScriptLogic and PacketTrap that have an indefinite useful life, and as such is not being amortized.

Amortization expense for intangible assets was $32.6 million, $31.5 million and $21.8 million for the twelve months ended December 31, 2009, 2008 and 2007, respectively. Estimated annual amortization expense related to intangible assets reflected on our December 31, 2009 balance sheet is as follows (in thousands):

Estimated Annual Amortization Expense
2010	$27,331
2011	23,355
2012	15,739
2013	2,464
2014 and thereafter	283

Total accumulated amortization	$69,172

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7 — COST METHOD INVESTMENTS

We invested $3.0 million and $3.2 million in early stage private companies during the twelve months ended December 31, 2009 and 2008, respectively. Our investments in early stage private companies do not have a readily determined market value and were accounted for under the cost method, given that we do not have the ability to exercise significant influence. We periodically monitor our investments for impairment and will record reductions in carrying values if and when necessary. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. No such events were noted during 2009. For the year ended December 31, 2008, we identified two investments as impaired. These investments were held at their original cost of $2.0 million. With the impairment charge we reduced the value of these investments to $0. The impairment losses were recorded to other income, net on our consolidated income statement for the twelve months ended December 31, 2008 on the basis that the impairments were deemed to be other-than-temporary.

Our cumulative investments are included as part of other assets in our consolidated balance sheet at December 31, 2009 and 2008 and were carried at $14.4 million and $11.5 million, respectively.

NOTE 8 — LOANS PAYABLE

On February 17, 2009, we entered into a two year revolving line of credit agreement with Wells Fargo Foothill, LLC as the arranger, administrative agent and lender. We intend to use any proceeds from the credit agreement for working capital and other general corporate purposes. The credit agreement allows for cash borrowings and letters of credit under a secured revolving credit facility of up to a maximum of $100 million. Interest will accrue at a floating rate based on, at the Company’s election, (i) LIBOR (subject to reserve requirements and a minimum LIBOR of 2.75%) or (ii) the greatest of (a) 4.0%, (b) the Federal Funds Rate plus 0.5% or (c) Wells Fargo’s prime rate, in each case, plus an applicable margin. The credit agreement includes limitations on the Company’s ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividend payments, and dispose of assets. The credit agreement is secured by substantially all of the Company’s assets, subject to certain exceptions including the company headquarters facility, and includes certain financial covenants. Total fees associated with this line of credit paid upfront were approximately $2.0 million and will be amortized over the life of the credit agreement as interest expense. For the year ended December 31, 2009, $0.9 million in amortization of these fees was recognized as interest expense within other income, net. As of December 31, 2009, we have a zero balance outstanding under this line of credit.

On July 6, 2009, we drew down $34.4 million, or 70%, of the par value against the value of our ARS. The ARS were pledged as collateral for the amount drawn on our UBS line of credit. As this credit line was structured as a “net no cost” loan, any interest charges will be offset by interest earned on the underlying ARS. See Note 4 – Cash and Cash Equivalents and Investments for additional details regarding these investments. As of December 31, 2009, we have a $32.1 million balance outstanding all of which is recorded on the balance sheet in current portion of loans payable.

On August 3, 2009, we entered into a loan agreement with Mutual of Omaha Bank whereby we borrowed an aggregate principal amount of $34 million. The loan is secured by our real property at our headquarters in Aliso Viejo, California. We intend to use the proceeds from the loan for working capital and other general corporate purposes. The loan matures in five years, during which time we will make equal monthly principal and interest payments at a 7.03% interest rate on a fixed rate, 25-year amortization schedule. Events of default include, among other things, payment defaults, breaches of covenants and bankruptcy events. In the case of a continuing event of default, the lender may, among other things, accelerate the payment of any unpaid principal and interest

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amounts, increase the then-current interest rate by 5% and foreclose on the real estate collateral. As of December 31, 2009, we have a $33.8 million balance outstanding with $0.5 million recorded as current and $33.3 million recorded as long-term portion of loans payable.

Scheduled maturities of current and long-term loans payable are as follows (in thousands):

Year Ending December 31
2010	$32,602
2011	562
2012	597
2013	648
2014	31,485

Total loans payable	$65,894

We were in compliance with all debt-related covenants at December 31, 2009.

NOTE 9 — OTHER INCOME, NET

Other income, net consists of the following (in thousands):

	Year Ended December 31
	2009	2008	2007
Interest income	$1,863	$10,972	$18,102
Interest expense	(2,827)	(128)	(243)
Foreign currency gain (loss), net (1)	3,640	(7,532)	4,408
Forward foreign currency contracts loss, net (2)	(893)	—	—
Unrealized gains (losses) on ARS (3)	5,172	(8,515)	—
Unrealized (losses) gains on Put Options (3)	(4,543)	7,873	—
Impairment losses on cost method investments	—	(2,001)	—
Other income	137	361	155

Total other income, net	$2,549	$1,030	$22,422

(1)	Our foreign currency gains or losses are predominantly attributable to translation gains or losses on the re-measurement of our net balances of monetary assets and liabilities in our foreign subsidiaries, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar. The foreign currency translation adjustments to these balance sheet items are calculated by comparing the currency spot rates at the end of a quarter to the spot rates at the end of the previous quarter.
(2)	Relates to changes in fair value of our forward foreign currency contracts not designated as hedging instruments. See Note 14 — Derivative Instruments of our Notes to Consolidated Financial Statements for further details.
(3)	See Note 4 — Cash and Cash Equivalents and Investments for details.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10 — INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31
	2009	2008	2007
Current:
Federal	$3,509	$12,226	$26,198
State	1,674	4,244	4,516
Foreign	12,871	2,804	10,276
Deferred:
Federal	1,791	(1,289)	(9,176)
State	1,284	(1,074)	(533)
Foreign	(5,451)	(2,592)	(3,692)

Total income tax provision	$15,678	$14,319	$27,589

The reconciliations of the U.S. federal statutory rate to the effective income tax rate are as follows:

	Year Ended December 31
	2009	2008	2007
Tax provision at U.S. federal statutory rates	35.0%	35.0%	35.0%
State taxes	2.0	2.7	3.0
Foreign taxes and foreign losses with tax benefit	(19.8)	(21.1)	(9.8)
Change in U.S. valuation allowance	(0.3)	1.3	—
Research and development credits	(2.1)	(5.3)	—
Other	3.4	4.8	2.2

	18.2%	17.4%	30.4%

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes are as follows (in thousands):

	December 31
	2009	2008
Deferred tax assets:
Accounts receivable and sales returns reserves	$767	$2,594
Accrued liabilities	7,689	7,594
Deferred revenue	2,265	3,672
Foreign net operating loss carry-forwards	20,602	26,394
U.S. net operating loss carry-forwards	5,938	10,233
Stock compensation	24,634	22,048
Tax credits	14,647	15,025
Fixed assets	3,587	5,975
Other	10,083	9,627

Total gross deferred tax assets	90,212	103,162

Deferred tax liability - Intangibles	(21,120)	(29,882)
Valuation allowance	(23,133)	(26,794)

Net deferred income taxes	45,959	46,486
Less current portion	(11,832)	(18,460)

Non-current portion	$34,127	$28,026

At December 31, 2009, our valuation allowance was approximately $23.1 million on certain of our deferred tax assets. Based on the weight of available evidence, we believe that it is more likely than not that these deferred tax assets will not be realized. The change of $3.7 million in our valuation allowance primarily relates to a net decrease in allowances related to foreign net operating losses as a result of the adjustments proposed by the French Tax Authority during their audit of our French subsidiary. The allowances related to the French net operating losses are now included within our unrecognized tax benefits as of December 31, 2009.

At December 31, 2009, we have estimated federal and state net operating loss carry-forwards of approximately $10.2 million from acquired subsidiaries. Additionally, we have certain federal net operating losses of approximately $5.4 million related to an acquired subsidiary that, as a result of federal consolidation rules, are not available to offset current or future income of our other U.S. entities. At December 31, 2009, we also have foreign net operating loss carry-forwards of approximately $88.1 million, which begin to expire in 2010. Approximately $17.3 million of the foreign net operating loss carry-forwards were incurred by subsidiaries prior to the date of our acquisition of such subsidiaries. We established a valuation allowance of approximately $4.0 million at the date of acquisitions related to these subsidiaries.

At December 31, 2009 we have state tax credit carry-forwards of $7.9 million, which will carry forward indefinitely until utilized. At December 31, 2009, we have $1.9 million of acquired federal tax credits that are subject to ownership change limitations and will begin to expire in 2021.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the current year, we realized net tax benefits of $5.4 million from the exercise of stock options. That amount was allocated and credited (debited) to the following items (in thousands):

Stockholders’ equity	$903
Goodwill	(33)
Deferred income tax asset	(6,194)
Income tax provision	(32)

Total	$(5,356)

Income before income taxes consists of the following components (in thousands):

	Year Ended December 31
	2009	2008	2007
United States	$14,953	$32,379	$48,289
Foreign	71,084	49,983	42,419

Total	$86,037	$82,362	$90,708

At December 31, 2009, we had not provided for U.S. income taxes or foreign withholding taxes on undistributed earnings from continuing operations of subsidiaries operating outside of the United States. Gross undistributed earnings of our foreign subsidiaries were approximately $197.6 million as of December 31, 2009. Such undistributed earnings are considered permanently reinvested.

Uncertain Tax Positions – We adopted the provisions in accordance with GAAP in 2007. As a result of such implementation, we performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the interpretation. As a result of this review, we adjusted the estimated value of our uncertain tax positions on January 1, 2007, by recognizing additional liabilities totaling $7.7 million through a $2.7 million charge to retained earnings and $5.0 million to net deferred income tax assets.

As of December 31, 2009, the estimated liability for our uncertain tax positions was approximately $51.3 million, which includes accrued interest and penalties of $5.4 million. Penalties and tax-related interest expense are reported as a component of our income tax provision.

The change in unrecognized tax benefits, excluding interest, is as follows (in thousands):

	Year Ended December 31
	2009	2008
Unrecognized tax benefit at the beginning of the year	$47,477	$37,578
Additions from tax positions taken in the current year	9,129	9,176
Additions from tax positions taken in prior years (1)	7,467	10,785
Reductions from tax positions taken in prior years	(10,665)	(3,663)
Settlements of tax audits	(2,076)	(6,399)

Unrecognized tax benefit at the end of the year	$51,332	$47,477

(1)	Such amounts in 2009 primarily relate to unrecognized tax benefits on deferred tax assets and are currently being broken out to reflect the liability in the tabular roll forward on a gross basis.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the unrecognized tax benefit at December 31, 2009 is $41.8 million of tax benefits that, if recognized, would affect the effective tax rate. Also included in the unrecognized tax benefits at December 31, 2009 are $8.0 million of tax benefits that, if recognized would result in adjustments to deferred tax assets and long term income taxes payable or valuation allowances.

During the years ended December 31, 2009 and 2008, we recorded approximately $5.4 million and $4.5 million for tax-related interest and penalties within the income tax provision, respectively.

As of December 31, 2009, we are no longer subject to U.S. federal audits and California state audits for years through December 31, 2004 and December 31, 2006, respectively. We continue to be subject to examination in the U.S. federal jurisdiction for years from 2005 through 2008, as well as various state and foreign jurisdictions for the tax years from 2000 through 2008.

During 2008, we entered into the appeals process with the Interregional Inspectorate of the Federal Tax Service of Russia as a result of the tax adjustments proposed for the years ended 2004 through 2006. As of December 31, 2009, the matter was still pending with the courts. On February 4, 2010, we received notification from our attorneys that the outstanding matter was resolved in our favor. However, the decision may be appealed to a higher authority by the Interregional Inspectorate of the Federal Tax Service of Russia, and therefore we continue to consider this item pending. Additionally during 2008, we filed requests with the French Tax Authority and the Internal Revenue Service to enter into the Mutual Agreement Procedure pursuant to Article 26 of the US-France Income Tax Treaty. During 2009, we received notification from the French Tax Authorities of a resolution reached with the Internal Revenue Service. The resolution provided for additional income to be recognized in France and less income to be recognized in the United States for the tax years ended December 31, 2000 through March 31, 2003.

During 2009, we filed requests with Irish Inland Revenue and the French Tax Authority to enter into the Mutual Agreement Procedure pursuant to Article 24 of the Ireland-France Income Tax Treaty. This request attempts to resolve the adjustments proposed by the French Tax Authority during their audit of our French subsidiary for the period April 1, 2003 through December 31, 2004.

Additionally we are currently under examination by the French Tax Authority for the years ended December 31, 2005 – 2008, the Canada Revenue Agency for the years ended December 31, 2006 – 2007, the German Tax Authority for the years ended December 31, 2005 – 2007 and Her Majesty’s Revenue & Customs (UK) for the year ended December 31, 2006. In December 2009, we received a tax assessment from the French Tax Authority for the years ended December 31, 2005 – 2006, which we are currently appealing and has not been incorporated into the current Mutual Agreement Procedure pursuant to Article 24 of the Ireland-France Income Tax Treaty.

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

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11 — STOCKHOLDERS’ EQUITY

On August 9, 2009, the Board of Directors authorized a plan to repurchase up to $100 million of Quest’s common stock. Any stock repurchases may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans. Rule 10b5-1 permits Quest to establish, while not in possession of material nonpublic information, prearranged plans to buy stock at a specific price in the future, regardless of any subsequent possession of material nonpublic information. The timing and actual number of shares repurchased will depend on a variety of factors including market conditions, corporate and regulatory requirements, and capital availability. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. As of December 31, 2009, we repurchased 655,069 shares under this plan at a weighted average price per share of $17.10 for a total cost of $11.2 million.

In June 2009, we commenced a modified “Dutch Auction” tender offer to purchase up to 10,715,000 shares of our common stock. In July 2009, we accepted for purchase 6,850,871 shares in the tender offer, at a price of $14.00 per share, for a total cost of $95.9 million excluding approximately $1.3 million in fees and expenses related to the tender offer.

In March 2009, our Board of Directors authorized a stock repurchase of up to $100 million of our common stock. This stock repurchase authorization was terminated in connection with the commencement of the June 2009 tender offer as discussed above. During the year ended December 31, 2009, we repurchased 341,639 shares under this stock repurchase authorization at a weighted-average price per share of $11.37, for a total cost of $3.9 million.

On December 16, 2008 we accepted for purchase 11,440,000 shares in a modified “Dutch auction” tender offer, at a price of $12.50 per share, for a total cost of $143.0 million, not including $2.3 million in fees and expenses related to the tender offer. The 11,440,000 shares purchased in the tender offer represent 10.8% of the shares outstanding on December 9, 2008.

NOTE 12 — RELATED PARTY TRANSACTIONS

In August 2007 we acquired ScriptLogic (see Note 2 – Acquisitions for details). Certain venture capital funds associated with Insight Venture Partners (the “Insight Funds”) previously holding shares of ScriptLogic’s preferred stock became entitled to receive (in respect of those shares of preferred stock) cash in an aggregate amount of up to approximately $37.7 million (subject to claims against an indemnity escrow fund).

Jerry Murdock, a former director of Quest Software, is a Managing Director and the co-founder of Insight Venture Partners and an investor in the Insight Funds. Vincent C. Smith, Quest’s Executive Chairman of the Board, and Raymond J. Lane and Paul A. Sallaberry, directors of Quest Software, are passive limited partners in one or more of the Insight Funds. As a result of their interests in the Insight Funds, Messrs. Murdock, Smith, Lane and Sallaberry had interests in the ScriptLogic transaction. We believe that the financial interests of Messrs. Smith, Lane and Sallaberry in this transaction were not material to them.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2000, we received a note receivable with a face amount of $15.8 million from one of our then executive officers for the purchase of 339,200 shares of our common stock at a purchase price of $46.50 per share. The officer granted Quest a security interest in the shares and also assigned, transferred, and pledged the shares to Quest to secure his obligations under the note. The Company maintains physical possession of the certificates representing the shares purchased as collateral until payment of the principal and interest under the note is made. The former officer remained employed by Quest as of December 31, 2009. The original maturity date of the note receivable was August 2007. In December 2009, the former executive officer and Quest signed a letter extending the due date of the note receivable until June 2010, when the principal amount and accrued interest became due and payable. The note receivable bears interest at 6.33% per annum. The note receivable is deemed to be a non-recourse obligation of the former officer for financial reporting purposes as such we recorded the note as a reduction to stockholders’ equity and recorded a corresponding credit to common stock.

We believe that all of the transactions set forth above were made on terms no less favorable to us than could have been otherwise obtained from unaffiliated third parties.

NOTE 13 — EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

In 2008, our senior management adopted the Managing for Results (“MFR”) Profit Sharing Plan, which is intended to reward and recognize key management and individual contributors capable of affecting the long-term growth, profitability, and major market successes of the global corporation. The participating employees are awarded performance plan unit(s) that are payable at the discretion of the Compensation Committee of our Board of Directors in either restricted stock units (RSUs) or cash upon the achievement of certain performance objectives and service requirements. In 2008 we satisfied our payment obligation by granting employees RSUs. For 2009, we expect to again grant RSUs, so all performance plan units awarded under this plan are considered equity awards. If earned, the number of RSUs granted are based on the volume weighted average price of our stock for the performance period, which is the twelve month period ended December 31 for any given performance period. These awards, if earned, will then be subject to a three-year quarterly vesting schedule. Eligible employees must maintain active employment status on each quarterly vesting date to maintain eligibility to receive the shares of stock underlying the RSUs. Any RSUs granted under the profit sharing plan will be granted pursuant to the terms of our 2008 Stock Incentive Plan described below. We recorded share-based compensation expense of $4.4 million and $0.6 million for MFR awards for the year ended December 31 2009 and 2008, respectively. Total unrecognized share-based compensation expense related to these unvested awards which is expected to be recognized over a weighted average period of two years was $5.1 million as of December 31, 2009.

Share-Based Compensation Plans

In March 2008, our Board of Directors adopted the Quest Software, Inc. 2008 Stock Incentive Plan (the “2008 Plan”). The 2008 Plan, which was approved by our stockholders in May 2008, is the successor to the Quest Software, Inc. 1999 Stock Incentive Plan, as amended (the “1999 Plan”) and the Quest Software, Inc. 2001 Stock Incentive Plan (the “2001 Plan” and, together with the 1999 Plan, the “Prior Plans”). The 2008 Plan became effective and replaced the Prior Plans effective July 1, 2008. Our Board adopted the 2008 Plan to provide a means to secure and retain the services of our employees, directors, and consultants, to provide a means by which such eligible individuals may be given an opportunity to benefit from increases in the value of our Common Stock through the grant of stock awards, and thereby align the long-term compensation and interests of those individuals with our stockholders.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The 2008 Plan provides for the discretionary grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, and other forms of equity compensation (collectively, the “stock awards”). Incentive stock options granted under the 2008 Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or the “Code.” Non-statutory stock options granted under the 2008 Plan are not intended to qualify as incentive stock options under the Code. The 2008 Plan also provides for the automatic grant of stock options to non-employee Board members over their period of service on our Board, continuing the similar program for automatic stock option grants to non-employee directors under the 1999 Plan.

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

The number of shares of Common Stock available for issuance under the 2008 Plan is 29.1 million as of December 31, 2009. The number of shares of Common Stock reserved for issuance under the 2008 Plan will be reduced by 1.94 shares for each share of Common Stock issued under the 2008 Plan pursuant to a restricted stock award, restricted stock unit award, or other stock award. As of December 31, 2009, there were 14.6 million shares available for grant under the 2008 Plan.

Our Board may amend or modify the 2008 Plan at any time, subject to any required stockholder approval. To the extent required by applicable law or regulation, stockholder approval will be required for any amendment that (a) materially increases the number of shares available for issuance under the 2008 Plan; (b) materially expands the class of individuals eligible to receive stock awards under the 2008 Plan; (c) materially increases the benefits accruing to the participants under the 2008 Plan or materially reduces the price at which shares of common stock may be issued or purchased under the 2008 Plan; (d) materially extends the term of the 2008 Plan; or (e) expands the types of awards available for issuance under the 2008 Plan.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Awards

A summary of the activity of employee stock options during the year ended December 31, 2009, and details regarding the options outstanding and exercisable at December 31, 2009, are provided below:

	Number of Shares (in thousands)	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2008	15,262	$16.05
Granted	2,356	$16.02
Exercised	(3,516)	$12.31
Canceled/forfeited/expired	(702)	$21.06

Outstanding at December 31, 2009	13,400	$16.77	4.39	$53,614

Vested or expected to vest at December 31, 2009	12,990	$16.79	4.24	$52,645

Exercisable at December 31, 2009	10,425	$17.06	3.11	$45,722

(1)	These amounts represent the difference between the exercise price and $18.40, the closing price of Quest Software, Inc. stock on December 31, 2009 as reported on the NASDAQ National Market, for all in-the-money options outstanding.

No options were granted or exercised during 2007. The weighted-average fair value of options granted during the years ended December 31, 2009 and 2008 was $6.54 and $7.51, respectively. The total intrinsic value of options exercised was $14.5 million and $22.6 million for the years ended December 31, 2009 and 2008, respectively. The total fair value of options vested during the years ended December 31, 2009, 2008 and 2007 was $8.8 million, $15.6 million and $19.8 million, respectively.

We took action in the third quarter of 2006 to block exercises of all stock options based on our determination that doing so was necessary to prevent violations of applicable securities law and as a result employees separating from the Company were no longer able to exercise vested options that were in-the-money prior to expiration of the post-separation exercise period provided for by the various Company stock incentive plans. As a result, the Company’s Compensation Committee approved an arrangement whereby the post-separation exercise period was suspended while the Company’s exercise block remained in effect. Once the exercise block was removed in January 2008 the affected employees had 30 days to exercise any vested options. As a result of this modification to extend the life of the affected options, we recorded incremental share-based compensation expense of $0.6 million in the twelve months ended December 31, 2007.

In connection with our stock option investigation and related restatement completed in December 2007, we determined that the accounting measurement dates for most of our options granted between June 1998 and May 2002, covering options to purchase 21.8 million shares of our common stock, differed from the measurement dates previously used for such awards. As a result, there were potential adverse tax consequences that may apply to holders of affected options. In June 2008, pursuant to a Tender Offer (“TO”), we amended or replaced certain of these affected options by adjusting the exercise price for each such option. Participants whose affected options were amended or replaced pursuant to the TO became entitled to a special cash payment with respect to those options. As a result, we made cash payments of $1.2 million in January 2009 to reimburse affected U.S. employees, and we made cash payments of $0.3 million in July 2008 to reimburse affected Canadian employees, for the increases in their exercise prices. As a result of this modification to make cash payments for the affected

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

options, we recorded incremental share-based compensation expense of $0.8 million in the twelve months ended December 31, 2008.

Restricted Stock Unit Awards

RSUs have been granted to selected executives pursuant to our Executive Incentive Plan. We have also granted RSUs to key employees pursuant to the MFR Profit Sharing Plan described above. All of our outstanding RSUs vest over three years with vesting contingent upon continuous service and meeting certain company-wide performance goals, including sales, operating profit margin, and cash flow targets. We estimate the fair value of RSUs using the market price of our common stock on the date of the grant. The fair value of these awards is amortized on a straight-line basis over the vesting period.

A summary of our RSUs activity during the year ended December 31, 2009 is provided below:

	Number of Shares	Weighted-Average Grant Date Fair Value (per share)
Nonvested at January 1, 2009	266,290	$13.83
Granted	806,299	$12.49
Vested	(326,649)	$12.93
Forfeited	(32,491)	$12.49

Nonvested at December 31, 2009	713,449	$12.79

The total fair value of RSUs vested during the year ended December 31, 2009 was $4.2 million.

Share-Based Compensation Expense

The following table presents the income statement classification of all share-based compensation expense for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Cost of licenses	$1	$3	$5
Cost of services	737	877	1,029
Sales and marketing	4,997	6,829	6,931
Research and development	5,385	5,800	6,533
General and administrative	4,058	4,726	3,020

Total share-based compensation	15,178	18,235	17,518
Tax benefit associated with share-based compensation expense (1)	6,071	7,294	7,007

Reduction of net income	$9,107	$10,941	$10,511

(1)	The recognized tax benefit related to share-based compensation expense is estimated to be 40% in order to approximate the blended Federal and State statutory tax rate after the benefit for state taxes. Historically we have used the effective tax rate for all periods presented. However, due to variances in the effective tax rate between comparative periods, we utilized a blended statutory tax rate which provides a more accurate estimate of the current and deferred tax benefits ultimately received from share-based compensation.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009, total unrecognized share-based compensation cost related to unvested stock option awards was $18.2 million, which is expected to be recognized over a weighted-average period of 3.5 years and total unrecognized share-based compensation expense related to unvested RSUs was $7.1 million, which is expected to be recognized over a weighted-average period of 1.76 years.

Determining Fair Value

Valuation and Amortization Method. We estimate the fair value of stock options granted using the Black-Scholes option valuation model utilizing a single option approach. For equity awards that are expected to be settled with RSUs, but not yet granted (related to the MFR Profit Sharing Plan), we measure the value of these awards based on the market price of our common stock as of the date of the end of each reporting period. Once an RSU is granted (approved by the Compensation Committee of our Board of Directors and communicated to the participating employees) we estimate the fair value of RSUs using the market price of our common stock on the date of the grant. The fair value of all share-based awards is generally amortized on a straight-line basis over the vesting period.

We have reviewed our historical pattern of option exercises and have determined that meaningful differences in option activity existed among employees. Therefore, for all stock options granted after January 1, 2006, we have categorized these awards into two separate groups of employees. The employees within each group have similar historical exercise behavior for valuation purposes.

Determining the fair value of stock option awards at the grant date requires judgment, including estimating the expected term, expected volatility, risk-free interest rate and dividend yield. We may use different assumptions under the Black-Scholes option valuation model in determining the fair value of any option grants in future years, which could materially affect the measurement of the fair value of those options.

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

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We used the following assumptions to estimate the fair value of options granted during the years ended December 31, 2009 and 2008 (no options were granted during 2007):

	Year Ended December 31
	2009		2008		2007
	Range:	Weighted Average:	Range:	Weighted Average:	Range:	Weighted Average:
Risk-free interest rate	1.6% to 3.2%	2.6%	2.9% to 3.9%	3.5%	N/A	N/A
Expected term (in years)	5.4 to 5.9	5.85	6.1 to 7.0	6.9	N/A	N/A
Expected volatility	36% to 40%	38%	43% to 44%	43%	N/A	N/A
Expected dividend yield	None	None	None	None	None	None

Employee 401(k) Plan

We sponsor the Quest Software, Inc. 401(k) Plan (“401(k) Plan”) covering substantially all of our employees. As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from 1% to 100% of their annual compensation to the 401(k) Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. Participant contributions and discretionary matching contributions to employees with three years of service vest immediately, while discretionary matching contributions made to employees with less than three years of service have certain vesting requirements. Our discretionary matching contributions totaled $2.6 million and $2.0 million for the years ended December 31, 2009 and 2008, respectively.

NOTE 14 — DERIVATIVE INSTRUMENTS

Foreign Exchange Risk Management Policy

In February 2009, our Board of Directors approved our Foreign Exchange Risk Management Policy. The policy identifies target exposures such as balance sheet, cash flow and income statement risks, program objectives, approved financial instruments and counterparties, accounting and tax treatment, as well as oversight, reporting and controls. The functional currency of all our subsidiaries is the U.S. Dollar. Our exposure to foreign exchange risk originates both from our foreign operations net profits and losses denominated in currencies other than the U.S. Dollar, as well as our net balances of monetary assets and liabilities within our foreign subsidiaries. These exposures have the potential to produce either gains or losses depending on the directional movement of the foreign currencies versus the U.S. Dollar and our operational profile in foreign subsidiaries. Certain balance sheet items are re-measured each period and the changes in value are recorded within other income, net.

In March 2009, we initiated a limited balance sheet hedging program with the stated objective of reducing volatility within other income, net. Under this program, we use derivatives in the form of forward foreign currency contracts to hedge certain balance sheet exposures. We do not designate these contracts as hedging instruments and therefore do not require hedge accounting. Accordingly, these outstanding non-designated derivatives are recognized on the consolidated balance sheet at fair value and the changes in fair value from these contracts are recorded in other income, net, in the consolidated income statement. These derivative contracts typically have a one month term.

In September 2009, we initiated a limited cash flow hedging program primarily focused on reducing volatility in our forecasted research and development cash expenses; some of which are denominated in non-U.S. Dollar currencies. Under this program, we use derivatives in the form of forward foreign currency contracts to hedge certain forecasted cash expense transactions. These derivatives are designated as hedging

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

instruments with durations ranging from less than one month to nine months and therefore elect hedge accounting. Accordingly, these outstanding designated derivatives are recognized on the consolidated balance sheet at fair value. Changes in value that are highly effective are recognized in Accumulated other comprehensive income (“AOCI”) on the consolidated balance sheets, until the hedged item is recognized in the income statement. Any ineffective portion of a derivative’s change in fair value is recorded in other income, net, in the consolidated income statement. There was no material ineffectiveness in our cash flow hedging program for the year ended December 31, 2009.

As of December 31, 2009, we had the following notional amounts and fair values for our outstanding forward foreign currency contracts (in thousands):

Currency	Notional Amount	Fair Value

Derivatives designated as hedging instruments
Australian Dollar	$2,545	$65
Canadian Dollar	11,554	125
Israeli Shekel	1,947	(14)
Russian Ruble	5,586	106
Euro	6,440	2

Total	$28,072	$284

Derivatives designated as non-hedging instruments
Danish Krone	1,214	61
Euro	15,551	512
British Pound	9,965	263

Total	$26,730	$836

As of December 31, 2009, the fair value of our forward foreign currency contracts, net was $1.1 million recorded in prepaid expenses and other current assets of our consolidated balance sheet.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Effect of Derivative Instruments on Financial Performance

The following tables provide the effect derivative instruments had on our AOCI and results of operations for the year ended December 31, 2009 (in thousands):

	Amount of gain recognized in AOCI (effective portion)	Location of gain reclassified from accumulated AOCI into income statement (effective portion)	Amount of gain reclassified from accumulated AOCI (effective portion)
Derivatives designated as hedging instruments

Forward foreign currency contracts	$196	Operating expenses	$221

	Location of loss recognized on derivative instruments	Amount of loss recognized on derivative instruments
Derivatives not designated as hedging instruments

Forward foreign currency contracts	Other income, net	$(893)

NOTE 15 — FAIR VALUE MEASUREMENTS

Effective January 1, 2009, we adopted FASB’s new guidance for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis. We performed impairment testing for goodwill at the reporting unit level on an annual basis, or more frequently if we believe indicators of impairment exist.

Effective January 1, 2008, we adopted the guidance which permits companies to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). The fair value election is irrevocable and may generally be made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to fair value. We chose not to elect the fair value option for our financial assets and liabilities existing on January 1, 2008, and did not elect the fair value option for any financial assets and liabilities transacted thereafter, except for Put Options related to our auction rate securities that were recorded in conjunction with settlement agreements with one of our investment firms, as more fully described in Note 4 – Cash and Cash Equivalents and Investments.

Effective January 1, 2008, we adopted FASB’s guidance for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies under other accounting pronouncements that require or permit fair value measurements. The standard discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

As of December 31, 2009, we held certain assets that are required to be measured at fair value on a recurring basis. These assets included cash equivalents and investments. Included in our investments at December 31, 2009 was $47.6 million par value (with a fair value of $44.2 million) in ARS. We estimated the fair values of the ARS and related Put Options we held at December 31, 2009 based on a discounted cash flow model that we prepared. Key considerations to our discounted cash flow model included, among other items, the general climate of interest rates, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. Using our discounted cash flow model we determined that the fair values of the ARS we held at December 31, 2009 were less than par.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents our fair value hierarchy for financial assets (cash equivalents, investments and derivatives) and contingent consideration liability measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$178,303	$178,303	$—	$—
U.S. treasuries	55,371	55,371	—	—
U.S. agency securities	1,495	1,495	—	—
Certificates of deposit	8,598	8,598	—	—
Commercial paper	29,991	29,991	—	—
ARS (1)	44,229	—	—	44,229
Put Options (1)	3,330	—	—	3,330
Forward foreign currency contracts (2)	1,120	—	1,120	—

Total	$322,437	$273,758	$1,120	$47,559

Level 3 as % of total				14.7%

Liability:
Contingent consideration (3)	$4,000	$—	$—	$4,000

(1)	See Note 4 – Cash and Cash Equivalents and Investments for details.
(2)	See Note 14 – Derivative Instruments for details.
(3)	Relates to acquisition of PacketTrap. $2.0 million was recorded in Other Accrued Expenses and the remainder was recorded in Other Long-term Liabilities on our consolidated balance sheets. See Note 2 – Acquisitions for details.

The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2009 (in thousands):

Significant Unobservable Inputs (Level 3)
Balance at December 31, 2008	$49,283
Unrealized gains on ARS included within other income, net	5,172
Unrealized losses on put options included within other income, net	(4,543)
Sale of ARS	(2,353)

Balance at December 31, 2009	$47,559

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents our liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2009 (in thousands):

Significant Unobservable Inputs (Level 3)
Balance at December 31, 2008	$—
Contingent consideration	4,000

Balance at December 31, 2009	$4,000

Other Financial Assets and Liabilities

The carrying amounts of our financial instruments including cash and cash equivalents, accounts receivable, derivatives, accounts payable and accrued liabilities approximate their respective fair values because of the relatively short period of time between origination of the instruments and their expected realization or because they are carried at fair value.

The book value and fair value of our current and long-term portion of loans payable as of December 31, 2009 are as follows (in thousands):

	Book Value	Fair Value (1)
Current portion of loans payable	$32,602	$32,602
Long-term portion of loans payable	33,292	33,292

	$65,894	$65,894

(1)	Estimated fair value of long-term debt is based on quoted prices for similar liabilities for which significant inputs are observable.

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Leases. We lease office facilities and certain equipment under various operating leases. A majority of these leases are non-cancelable and obligate us to pay costs of maintenance, utilities, and applicable taxes. The leases on most of the office facilities contain escalation clauses and renewal options. Rental expense is recorded on a straight-line basis over the life of the lease. Total rent expense was $17.8 million, $18.7 million and $15.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Minimum lease commitments under non-cancelable operating leases as of December 31, 2009 are as follows (in thousands):

Year ending December 31:	Minimum Lease Commitment
2010	$16,667
2011	10,769
2012	8,359
2013	6,134
2014	2,135
Thereafter	1,291

Total minimum lease commitments	$45,355

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities Litigation. In October 2006, a purported shareholder class action was filed in the United States District Court for the Central District of California against Quest and certain of its current or former officers and directors (the “Options Class Action”). The plaintiff alleged that (i) the Company improperly backdated stock options, resulting in false or misleading disclosures concerning, among other things, Quest’s financial condition and (ii) the individual defendants sold Quest stock while in possession of material nonpublic information resulting in damages to the putative plaintiff class, in violation of Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

Pursuant to a Stipulation and Agreement of Settlement entered into on November 6, 2009, the Company, the class representative and certain current and former officers and directors of the Company agreed to settle the Options Class Action for a payment of $29.4 million. On December 7, 2009, the U.S. District Court preliminarily approved the settlement. Shortly thereafter, the Company funded its share, $19.0 million, of the $29.4 million settlement, with the remainder being funded directly by the Company’s liability insurance carriers. No class members opted out of or objected to the settlement prior to the February 15, 2010 deadline for doing so. A final hearing before the U.S. District Court is scheduled for March 15, 2010 to approve the settlement. If the settlement is approved by the U.S. District Court following the final hearing, the court will enter a judgment dismissing the Option Class Action with prejudice as to all defendants, including the Company. Plaintiffs included in the class will have thirty days to appeal the judgment, after which the judgment will become final. If the settlement is not approved for any reason, the case will resume.

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

Acquisitions. As of December 31, 2009, purchase consideration payable to certain former shareholders of PacketTrap of $0.5 million is included in restricted cash, all of which has been paid as of the filing date of this Report.

General. The Company and its subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business. The foregoing discussion includes material developments that occurred during the twelve months ended December 31, 2009 or thereafter in our material legal proceedings.

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

QUEST SOFTWARE, INC. AND SUBSIDIARIES

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Acquired Balances	Charges, Costs and Expenses	Additions/ Deductions	Balance at End of Period
	(In Thousands)
Year ended December 31, 2009:
Allowance for bad debt	$847	$—	$72	$(384)	$535
Allowance for sales returns and cancellations	$7,537	$1	$1,062	$(3,530)	$5,070
Year ended December 31, 2008:
Allowance for bad debt	$434	$—	$1,358	$(945)	$847
Allowance for sales returns and cancellations	$7,603	$1,315	$2,174	$(3,555)	$7,537
Year ended December 31, 2007:
Allowance for bad debt	$590	$—	$302	$(458)	$434
Allowance for sales returns and cancellations	$8,499	$646	$1,942	$(3,484)	$7,603

S-1

2009 Form 10-K Exhibit List

Exhibit Number	Exhibit Title

3.1*	Certificate of Incorporation of Quest Software, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2009)

3.2*	Bylaws of Quest Software, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2009)

4.1*	Form of Registrant’s Specimen Common Stock Certificate (incorporated by reference to our Registration Statement on Form S-1 and all amendments thereto filed on June 11, 1999 (File No. 333-80543))

10.1*	Form of Directors’ and Officers’ Indemnification Agreement (incorporated by reference to our Registration Statement on Form S-1 and all amendments thereto filed on June 11, 1999 (File No. 333-80543))

10.2* ++	Quest Software, Inc. 1999 Stock Incentive Plan, as amended (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2008)

10.3* ++	Form of Stock Option Agreement used under the Quest Software, Inc. 1999 Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2004)

10.4* ++	Form of Restricted Stock Unit Award Agreement used under the Quest Software, Inc. 1999 Stock Incentive Plan, as amended (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2008)

10.5* ++	Quest Software, Inc. 2001 Stock Incentive Plan, as amended (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2008)

10.6* ++	Form of Stock Option Agreement used under the Quest Software, Inc. 2001 Stock Incentive Plan (incorporated by reference to our Registration Statement on Form S-8 (File No. 333-82784) filed on February 14, 2002)

10.7* ++	Quest Software, Inc. 2008 Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2008)

10.8* ++	Form of Stock Option Agreement used under the Quest Software, Inc. 2008 Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2008)

10.9* ++	Form of Restricted Stock Unit Award Agreement used under the Quest Software, Inc. 2008 Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2008)

10.10* ++	Quest Software, Inc. Executive Incentive Plan (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2007)

10.11*	Credit Agreement dated as of February 17, 2009 between Quest Software, Inc. and Wells Fargo Foothill, LLC (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2009)

10.12*	Security Agreement dated as of February 17, 2009 among Quest Software, Inc., Aelita Software Corporation, ScriptLogic Corporation, Vizioncore, Inc., NetPro Computing, Inc. and those additional entities that hereafter become parties hereto, and Wells Fargo Foothill, LLC (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2009)

10.13* ++	Voting Agreement dated June 1, 2009 by and between Quest Software, Inc. and Vincent C. Smith (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2009)

Exhibit Number	Exhibit Title

10.14*	Loan and Security Agreement, dated as of August 3, 2009, between Quest Software, Inc. as Borrower and Mutual of Omaha Bank as Lender (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2009)

10.15*	Secured Promissory Note, dated as of August 3, 2009, from Quest Software, Inc. as Maker to Mutual of Omaha Bank as Payee (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2009)

10.16*	Deed of Trust, Security Agreement, Assignment of Rents and Leases, and Fixture Filing, dated as of August 3, 2009, by and among Quest Software, Inc. as Trustor, Mutual of Omaha Bank as Beneficiary, and Fidelity National Title Company as Trustee (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2009)

10.17*	Environmental Certification and Indemnity Agreement, dated as of August 3, 2009, by Quest Software, Inc. as Obligor in favor of Mutual of Omaha Bank as Lender (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2009)

14.1	Code of Conduct and Ethics

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference
++	Indicates a management contract or compensatory arrangement