Form 10-Q
period 2010-03-31
QUEST SOFTWARE INC
filed 2010-05-07
CIK 1088033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes  ☐    No   ☒

The number of shares outstanding of the registrant’s Common Stock as of April 30, 2010, was 89,464,644.

QUEST SOFTWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

QUEST SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31 2010	December 31 2009
ASSETS
Current assets:
Cash and cash equivalents	$321,305	$292,940
Restricted cash	402	796
Short-term investments	92,272	90,109
Accounts receivable, net of allowances of $4,611 and $5,605 at March 31, 2010 and December 31, 2009, respectively	106,501	157,534
Prepaid expenses and other current assets	21,245	32,178
Deferred income taxes	11,409	11,832

Total current assets	553,134	585,389
Property and equipment, net	71,336	70,051
Long-term investments	11,908	2,411
Intangible assets, net	68,820	76,072
Goodwill	671,235	670,481
Deferred income taxes	38,518	34,127
Other assets	26,832	26,607

Total assets	$1,441,783	$1,465,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,844	$3,714
Accrued compensation	36,714	45,831
Other accrued expenses	25,081	31,902
Income taxes payable	2,054	—
Loans payable	30,113	32,602
Deferred revenue	282,635	285,907

Total current liabilities	382,441	399,956

Long-term liabilities:
Deferred revenue	84,563	86,231
Income taxes payable	44,433	44,433
Loans payable	33,147	33,292
Other long-term liabilities	7,751	8,434

Total long-term liabilities	169,894	172,390

Total liabilities	552,335	572,346

Commitments and contingencies (Notes 3 and 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 200,000 shares authorized; 89,130 and 90,202 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	89	90
Additional paid-in-capital	669,998	689,385
Retained earnings	218,743	203,130
Accumulated other comprehensive income	618	187

Total stockholders’ equity	889,448	892,792

Total liabilities and stockholders’ equity	$1,441,783	$1,465,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31
	2010	2009
Revenues:
Licenses	$64,981	$62,370
Services	106,190	103,227

Total revenues	171,171	165,597

Cost of revenues:
Licenses	1,821	1,669
Services	14,724	13,761
Amortization of purchased technology	4,493	5,315

Total cost of revenues	21,038	20,745

Gross profit	150,133	144,852

Operating expenses:
Sales and marketing	68,340	66,538
Research and development	35,472	37,696
General and administrative	19,337	18,522
Amortization of other purchased intangible assets	3,177	3,406

Total operating expenses	126,326	126,162

Income from operations	23,807	18,690
Other expense, net	(3,605)	(4,146)

Income before income tax provision	20,202	14,544
Income tax provision	4,589	4,615

Net income	$15,613	$9,929

Net income per share:
Basic	$0.17	$0.11

Diluted	$0.17	$0.10

Weighted-average shares:
Basic	89,665	94,330
Diluted	92,252	95,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31
	2010	2009
Cash flows from operating activities:
Net income	$15,613	$9,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,195	12,759
Compensation expense associated with share-based payments	4,655	3,594
Deferred income taxes	(4,017)	963
Unrealized losses (gains) on auction rate securities, net of losses from put options	6	(274)
Excess tax benefit related to share-based compensation	(652)	(185)
Provision for bad debts	36	(38)
Other non-cash adjustments, net	26	43
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	49,508	49,284
Prepaid expenses and other current assets	2,655	181
Other assets	1,622	(202)
Accounts payable	945	(1,347)
Accrued compensation	(10,082)	(9,866)
Other accrued expenses	(6,450)	(7,141)
Income taxes payable	10,650	(55)
Deferred revenue	(4,940)	(9,492)
Other liabilities	(703)	64

Net cash provided by operating activities	70,067	48,217

Cash flows from investing activities:
Purchases of property and equipment	(3,588)	(2,375)
Change in restricted cash	553	391
Purchases of investment securities	(33,015)	—
Sales and maturities of investment securities	21,708	500
Notes receivable from a cost method investee	(2,000)	—
Acquisition related cash payments	(981)	—

Net cash used in investing activities	(17,323)	(1,484)

Cash flows from financing activities:
Repayment of loans payable	(2,635)	—
Repurchase of common stock	(32,083)	(3,827)
Repayment of capital lease obligations	(72)	(61)
Cash paid for line of credit fees	—	(1,979)
Proceeds from the exercise of stock options	8,984	1,088
Excess tax benefit related to share-based compensation	652	185

Net cash used in financing activities	(25,154)	(4,594)

Effect of exchange rate changes on cash and cash equivalents	775	2,621

Net increase in cash and cash equivalents	28,365	44,760
Cash and cash equivalents, beginning of period	292,940	215,895

Cash and cash equivalents, end of period	$321,305	$260,655

Supplemental disclosures of consolidated cash flow information:
Cash paid for interest	$837	$162

Cash (received) paid for income taxes	$(1,915)	$4,267

Supplemental schedule of non-cash investing and financing activities:
Unpaid purchases of property and equipment	$2,359	$499

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31
	2010	2009
Net income	$15,613	$9,929

Other comprehensive income:
Unrealized gain on foreign currency hedges, net of tax	438	—
Unrealized loss on available-for-sale securities, net of tax	(7)	—

Comprehensive income	$16,044	$9,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

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

Our accompanying unaudited condensed consolidated financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the “Consolidated Financial Statements and Notes to the Consolidated Financial Statements” included in Quest’s Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”). The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, Financial Accounting Standards Board (“FASB”) issued an amendment to its accounting guidance on revenue arrangements with multiple deliverables. This new accounting guidance addresses the unit of accounting for arrangements involving multiple deliverables and how consideration should be allocated to separate units of accounting, when applicable. This guidance will be effective for fiscal years beginning on or after June 15, 2010. This guidance will not have a material impact on our consolidated financial position or results of operations.

In October 2009, FASB issued an amendment to its accounting guidance on certain revenue arrangements that include software elements. The new accounting guidance excludes from consideration of software revenue recognition principles all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. This guidance will be effective for fiscal years beginning on or after June 15, 2010. This guidance must be adopted in the same period that the company adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. This guidance will not have a material impact on our consolidated financial position or results of operations.

In December 2009, FASB issued new guidance regarding improvements to financial reporting by enterprises involved with variable interest entities. The new guidance provides an amendment to its consolidation guidance for variable interest entities and the definition of a variable interest entity and requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. This amendment also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and is effective for us January 1, 2010. There was no impact from adoption of this guidance on our consolidated financial position or results of operations.

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

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

In February 2010, FASB issued an amendment to certain recognition and disclosure requirements relating to subsequent events. This amendment removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. Generally Accepted Accounting Principles (“GAAP”). The amendment is effective upon issuance of the final update. There was no impact from the adoption of this guidance on our consolidated financial position or results of operations as the amendment only addresses disclosures.

In March 2010, FASB issued an amendment to Derivatives and Hedging-Embedded Derivatives. The amendment provided clarifications and related additional examples to improve financial reporting by resolving potential ambiguity about the breadth of the embedded credit derivative scope exception. The amendment is effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. We do not expect adoption of this guidance to have an impact on our consolidated financial position or results of operations as we do not have contracts containing embedded credit derivative features.

In April 2010, FASB issued an amendment to Stock Compensation. The amendments clarify that an employee stock-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. We do not expect adoption of this guidance to have an impact to us since our stock-based payment awards have an exercise price denominated in the same currency of the market in which our Company shares are traded.

NOTE 3 — ACQUISITIONS

We had no acquisitions during the first quarter of 2010. In December 2009, we acquired all of the outstanding shares of PacketTrap Networks, Inc. (“PacketTrap”), a provider of enterprise class network and application management software, for purchase consideration of approximately $11.0 million. The acquisition of PacketTrap allows us to fill a technical gap in our existing product lines for the network management space and to bolster our focus and product offerings in the mid-market. The PacketTrap purchase agreement provides for earn-out contingency payments totaling up to $10.8 million contingent upon the achievement of certain PacketTrap sales targets. The $4.0 million fair value of the earn-out contingency has been accrued for a total purchase price of $15.0 million.

The PacketTrap contingent consideration arrangement requires payments of up to $10.8 million that will be due and payable if certain criteria in relation to amounts billed to customers for PacketTrap products are met during the three-year period subsequent to the close of the acquisition. The fair value of the contingent consideration arrangement of $4.0 million was determined using the income approach with significant inputs that are not observable in the market and there were no changes to the fair value as of March 31, 2010 (refer to Note 14 – Fair Value Measurements). Key assumptions include a discount rate of 20% consistent with the level of risk of achievement and probability of meeting those sales targets. The expected outcomes were recorded at net present value. Subsequent changes in the fair value of the liability will be recorded in earnings.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The acquisition has been accounted for as a business combination and the purchase price was allocated primarily to other intangible assets and to the residual assets, goodwill. Actual results of operations of PacketTrap are included in our consolidated financial statements from the date of acquisition. Our final allocation of the purchase price to assets and liabilities based upon the fair value determinations was as follows (in thousands):

Current assets	$51
Acquired technologies with a useful life of 3.0 years	1,500
In-process research and development	1,100
Trade name with an indefinite useful life	800
Customer relationships	100
Non-compete agreements with a useful life of 3.0 years	650
Goodwill	10,772
Other non-current assets	88
Current liabilities	(61)

Total purchase price	$15,000

The intangible assets will be amortized over the pattern in which the economic benefits of the intangible assets are being utilized, which in general reflects the cash flows generated from such assets. We acquired one in-process research and development (“IPR&D”) project. The value assigned to the IPR&D project was determined utilizing the income approach by determining cash flow projections relating to the project. We applied a discount rate of 21% to determine the value of the IPR&D project. The IPR&D project will be assessed for impairment until completed and we did not identify any impairments as of March 31, 2010. Upon completion, the project will be amortized over its estimated useful life over the pattern in which the economic benefit of the intangible asset is being utilized. The goodwill associated with this acquisition is reported within our license and service segments of our business, and is not expected to be deductible for tax purposes. The goodwill allocation of 50% to licenses and 50% to services is based on both historical and projected relative contribution from licenses and services revenues. The goodwill results from expected synergies from the acquired business, including complementary products that will enhance our overall product portfolio, and opportunities within new markets, which we believe will result in incremental revenue and profitability.

The pro forma effects of PacketTrap would not have been material to our results of operations for the three months ended March 31, 2009, and therefore are not presented for that period.

NOTE 4 — GEOGRAPHIC AND SEGMENT REPORTING

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

Reportable segment data for the three months ended March 31, 2010 and 2009 is as follows (in thousands):

	Licenses	Services	Total
Three months ended March 31, 2010:
Revenues	$64,981	$106,190	$171,171
Cost of revenues	6,314	14,724	21,038

Gross profit	$58,667	$91,466	$150,133

Three months ended March 31, 2009:
Revenues	$62,370	$103,227	$165,597
Cost of revenues	6,984	13,761	20,745

Gross profit	$55,386	$89,466	$144,852

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Revenues are attributed to geographic areas based on the location of the Quest entity from which the products or services were invoiced. Revenues and long-lived assets concerning principal geographic areas in which we operate are as follows (in thousands):

	United States	Ireland	Other International (2)	Total
Three months ended March 31, 2010:
Revenues	$103,538	$20,533	$47,100	$171,171
Long-lived assets (1)	84,606	10	13,552	98,168
Three months ended March 31, 2009:
Revenues	$102,832	$14,221	$48,544	$165,597
Long-lived assets (1)	83,467	23	17,222	100,712

(1)	Includes property and equipment, net and other assets
(2)	No single location within Other International accounts for greater than 10% of total revenues

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS, NET

The changes in the carrying amount of goodwill by reportable operating segment for the three months ended March 31, 2010 are as follows (in thousands):

	Licenses	Services	Total
Balance as of December 31, 2009	$470,934	$199,547	670,481
Acquisitions (1)	—	—	—
Adjustments (2)	470	284	754

Balance as of March 31, 2010	$471,404	$199,831	$671,235

(1)	No acquisitions for the quarter ended March 31, 2010
(2)	Primarily from post-acquisition payment obligations to former shareholders of acquisitions we made in 2007 in pursuant to accounting principles applicable to acquisitions in that year.

Intangible assets, net are comprised of the following (in thousands):

	March 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology and IPR&D (1)	$154,376	$(121,927)	$32,449	$154,247	$(117,424)	$36,823
Customer relationships	69,677	(42,120)	27,557	69,577	(39,438)	30,139
Non-compete agreements	13,919	(12,464)	1,455	13,919	(12,176)	1,743
Trademarks and trade names (2)	13,274	(5,915)	7,359	13,080	(5,713)	7,367

	$251,246	$(182,426)	$68,820	$250,823	$(174,751)	$76,072

(1)	With our 2009 acquisition of PacketTrap, one IPR&D project was identified and valued. This project will be assessed for impairment when completed. Upon completion, the project will be amortized over its estimated useful life.
(2)	Trademarks and trade names include $6.2 million and $0.8 in trade names related to our acquisition of ScriptLogic and PacketTrap, respectively, that each have an indefinite useful life, and as such are not being amortized.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Amortization expense for amortizing intangible assets was $7.7 million and $8.7 million for the three months ended March 31, 2010 and 2009, respectively.

Estimated annual amortization expense related to amortizing intangible assets reflected on our March 31, 2010 condensed consolidated balance sheet is as follows (in thousands):

Estimated Annual Amortization Expense
2010 (remaining 3 quarters)	$19,777
2011	23,401
2012	15,775
2013	2,513
2014 and thereafter	354

Total accumulated amortization	$61,820

NOTE 6 — COST METHOD INVESTMENTS

Our investments in early stage private companies do not have a readily determined market value and are accounted for under the cost method, given that we do not have the ability to exercise significant influence. Our cumulative investments in four non-consolidated companies and one private equity fund are carried at $14.4 million as part of other assets in our condensed consolidated balance sheets at March 31, 2010 and December 31, 2009.

At March 31, 2010, we had $2.0 million in notes receivable from a cost method investee included in Other assets in our condensed consolidated balance sheet. The loan bears interest on the outstanding principal amount at the rate of 10% per annum. The note is due and payable on November 1, 2011. In the event that this investee sells shares of its equity securities to investors in an equity financing with total proceeds of not less than $5.0 million, the outstanding principal amount and any unpaid accrued interest may, at our option be converted in whole or in part into equity securities at a conversion price equal to the price per share paid by the investors in the qualifying financing.

NOTE 7 — LOANS PAYABLE

On February 17, 2009, we entered into a two year revolving line of credit agreement with Wells Fargo Foothill, LLC as the arranger, administrative agent and lender. We intend to use any proceeds from the credit agreement for working capital and other general corporate purposes. The credit agreement allows for cash borrowings and letters of credit under a secured revolving credit facility of up to a maximum of $100 million. Interest will accrue at a floating rate based on, at the Company’s election, (i) LIBOR (subject to reserve requirements and a minimum LIBOR of 2.75%) or (ii) the greatest of (a) 4.0%, (b) the Federal Funds Rate plus 0.5% or (c) Wells Fargo’s prime rate, in each case, plus an applicable margin. The credit agreement includes limitations on the Company’s ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividend payments, and dispose of assets. The credit agreement is secured by substantially all of the Company’s assets, subject to certain exceptions including the Company headquarters facility, and includes certain financial covenants. Total fees associated with this line of credit were approximately $2.0 million and will be amortized over the life of the credit agreement as interest expense. For the three months ended March 31, 2010, $0.2 million in amortization of these fees was recognized as interest expense within other expense, net. As of March 31, 2010, we have a zero balance outstanding under this line of credit.

On July 6, 2009, we drew down $34.4 million, or 70%, of the par value against the value of our Auction Rate Securities (“ARS”). The ARS were pledged as collateral for the amount drawn on our UBS line of credit. As this credit line was structured as a “net no cost” loan, any interest charges will be offset by interest earned on the underlying ARS. See Note 14 – Fair Value Measurements for additional details regarding these investments. As of March 31, 2010, we have a $29.6 million balance outstanding all of which is recorded on the balance sheet in current portion of loans payable.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

On August 3, 2009, we entered into a loan agreement with Mutual of Omaha Bank whereby we borrowed an aggregate principal amount of $34 million. The loan is secured by our real property at our headquarters in Aliso Viejo, California. We intend to use the proceeds from the loan for working capital and other general corporate purposes. The loan matures in five years, during which time we will make equal monthly principal and interest payments at a 7.03% interest rate on a fixed rate, 25-year amortization schedule. Events of default include, among other things, payment defaults, breaches of covenants and bankruptcy events. In the case of a continuing event of default, the lender may, among other things, accelerate the payment of any unpaid principal and interest amounts, increase the then-current interest rate by 5% and foreclose on the real estate collateral. As of March 31, 2010, we have a $33.7 million balance outstanding with $0.5 million recorded as current and $33.2 million recorded as long-term portion of loans payable.

We were in compliance with all debt-related covenants at March 31, 2010.

NOTE 8 — OTHER EXPENSE, NET

Other expense, net consists of the following (in thousands):

	Three Months Ended March 31
	2010	2009
Interest income	$312	$707
Interest expense	(1,130)	(230)
Foreign currency losses, net (1)	(4,184)	(4,410)
Forward foreign currency contracts gains (losses), net (2)	1,095	(609)
Unrealized gains on ARS (3)	514	6,383
Unrealized losses on Put Options (3)	(520)	(6,109)
Other income	308	122

Total other expense, net	$(3,605)	$(4,146)

(1)	Our foreign currency losses, net are predominantly attributable to translation gains or losses on the re-measurement of our net balances of monetary assets and liabilities in our foreign subsidiaries, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar. The foreign currency translation adjustments to these balance sheet items are calculated by comparing the currency spot rates at the end of a quarter to the spot rates at the end of the previous quarter.
(2)	Relates to changes in fair value of our forward foreign currency contracts not designated as hedging instruments. See Note 13 — Derivative Instruments for further details.
(3)	See Note 14 — Fair Value Measurements for details.

NOTE 9 — INCOME TAX PROVISION

During the three months ended March 31, 2010, the provision for income taxes remained flat at $4.6 million compared to the same period in 2009. The effective income tax rate for the three months ended March 31, 2010 was approximately 22.7% compared to 31.7% in the comparable period of 2009. The decrease is primarily a result of the mix of pre-tax income between high and low tax jurisdictions and items discretely impacting the quarter ended March 31, 2009, including adjustments related to our adoption of FASB’s new accounting guidance on business combinations and enactment of California legislation during the period.

NOTE 10 — NET INCOME PER SHARE

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

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The table below sets forth the reconciliation of the denominator of the net income per share calculation (in thousands):

	Three Months Ended March 31
	2010	2009
Shares used in computing basic net income per share	89,665	94,330
Dilutive effect of stock options and restricted stock units (1)	2,587	1,420

Shares used in computing diluted net income per share	92,252	95,750

(1)	Options to purchase 5.4 million and 9.8 million shares of common stock were outstanding during the three months ended March 31, 2010 and 2009, respectively, but were not included in the computation of diluted net income per share as inclusion would have been anti-dilutive.

NOTE 11 — STOCKHOLDERS’ EQUITY

On August 9, 2009, the Board of Directors authorized a plan to repurchase up to $100 million of Quest’s common stock. Any stock repurchases may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans. Rule 10b5-1 permits Quest to establish, while not in possession of material nonpublic information, prearranged plans to buy stock at a specific price in the future, regardless of any subsequent possession of material nonpublic information. The timing and actual number of shares repurchased will depend on a variety of factors including market conditions, corporate and regulatory requirements, and capital availability. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. During the quarter ended March 31, 2010, we repurchased 1.9 million shares under this plan at a weighted average price per share of $16.46 for a total cost of $32.1 million.

NOTE 12 — STOCK-BASED COMPENSATION

We offer stock-based awards to employees, directors and consultants under the Quest Software, Inc. 2008 Stock Incentive Plan (the “2008 Plan”). The 2008 Plan was adopted by our Board of Directors as a means to secure and retain the services of our employees, directors, and consultants, to provide such eligible individuals an opportunity to benefit from increases in the value of our Common Stock through the grant of stock awards, and thereby align the long-term compensation and interests of those individuals with our stockholders..

The 2008 Plan provides for the discretionary grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, and other forms of equity compensation (collectively, the “stock awards”). The number of shares of Common Stock available for issuance under the 2008 Plan is 26.9 million as of March 31, 2010. The number of shares of Common Stock reserved for issuance under the 2008 Plan will be reduced by 1.94 shares for each share of Common Stock issued under the 2008 Plan pursuant to a restricted stock award, restricted stock unit award, or other stock award. As of March 31, 2010, there were 11.4 million shares available for grant under the 2008 Plan.

Stock Option Awards

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The fair value of these awards is amortized on a straight-line basis over the vesting period. Expected volatilities are based on historical volatilities of Quest’s stock. We use historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate is based on the U.S. Treasury zero-coupon issues in effect at the time of option grant for equivalent remaining terms. We do not expect to pay any dividends and, therefore, we use an expected dividend yield of zero.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

We used the following weighted-average assumptions for option awards granted during the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31
	2010	2009
Expected volatility	37%	40%
Expected term (in years)	6.4	5.8
Risk-free interest rate	2.8%	1.6%
Expected dividend yield	None	None

A summary of the activity of employee stock options during the three months ended March 31, 2010, and details regarding the options outstanding and exercisable at March 31, 2010, are provided below:

	Number of Shares (in thousands)	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2009	13,400	$16.77
Granted	2,182	$16.58
Exercised	(698)	$12.88
Canceled/forfeited/expired	(83)	$31.17

Outstanding at March 31, 2010	14,801	$16.84	5.04	$46,247

Vested or expected to vest at March 31, 2010	14,095	$16.86	4.81	$45,358

Exercisable at March 31, 2010	9,919	$17.19	2.98	$38,172

(1)	These amounts represent the difference between the exercise price and $17.79, the closing price of Quest Software, Inc. stock on March 31, 2010 as reported on the NASDAQ National Market, for all in-the-money options outstanding.

The weighted-average fair value of options granted during the three months ended March 31, 2010 and 2009 was $6.98 and $5.13, respectively. The total intrinsic value of options exercised was $3.4 million and $0.3 million for the three months ended March 31, 2010 and 2009, respectively. The total fair value of options vested during the three months ended March 31, 2010 and 2009 was $1.8 million and $2.8 million, respectively.

Restricted Stock Unit Awards (“RSU Awards”)

RSU awards have been granted to selected executives pursuant to our Executive Incentive Plan. We have also granted RSU awards to key employees pursuant to the Managing For Results Profit Sharing Plan. All of our outstanding RSU awards vest over three years with vesting contingent upon continuous service and meeting certain company-wide performance goals, including sales, operating profit margin, and cash flow targets. We estimate the fair value of RSU awards using the market price of our common stock on the date of the grant. The fair value of these awards is amortized on a straight-line basis over the vesting period.

A summary of our RSU awards activity during the three months ended March 31, 2010 is provided below:

	Number of Shares	Weighted-Average Grant Date Fair Value (per share)
Nonvested at January 1, 2010	713,449	$12.79
Granted	716,507	$16.68
Vested	(257,779)	$14.01
Forfeited	(12,302)	$12.49

Nonvested at March 31, 2010	1,159,875	$14.93

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The total fair value of RSU awards vested during the three months ended March 31, 2010 and 2009 was $3.6 million and $2.2 million, respectively.

Stock-Based Compensation Expense

The following table presents the income statement classification of all stock-based compensation expense for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31
	2010	2009
Cost of services	$183	$160
Sales and marketing	1,114	1,262
Research and development	1,418	1,454
General and administrative	1,940	1,257

Total stock-based compensation	4,655	4,133
Tax benefit associated with stock-based compensation expense (1)	1,801	1,653

Reduction of net income	$2,854	$2,480

(1)	The recognized tax benefit related to share-based compensation expense is estimated to be 38.7% and 40.0% for the quarter ended March 31, 2010 and 2009, respectively. This approximates the blended Federal and State statutory tax rate after the benefit for state taxes.

As of March 31, 2010, total unrecognized stock-based compensation cost related to unvested stock option awards was $25.7 million, which is expected to be recognized over a weighted-average period of 4.4 years and total unrecognized stock-based compensation cost related to unvested RSU awards was $15.5 million, which is expected to be recognized over a weighted-average period of 2.3 years.

NOTE 13 — DERIVATIVE INSTRUMENTS

Foreign Exchange Risk Management Policy

Our Foreign Exchange Risk Management Policy identifies target exposures such as balance sheet, cash flow and income statement risks, program objectives, approved financial instruments and counterparties, accounting and tax treatment, as well as oversight, reporting and controls. The functional currency of all our subsidiaries is the U.S. Dollar. Our exposure to foreign exchange risk originates both from the operating results of our foreign operations denominated in currencies other than the U.S. Dollar, as well as our net balances of monetary assets and liabilities within our foreign subsidiaries. These exposures have the potential to produce either gains or losses depending on the directional movement of the foreign currencies versus the U.S. Dollar and our operational profile in foreign subsidiaries. Certain balance sheet items are re-measured each period and the changes in value are recorded within other expense, net.

We utilize a limited balance sheet hedging program with the stated objective of reducing volatility within other expense, net. Under this program, we use derivatives in the form of forward foreign currency contracts to hedge certain balance sheet exposures. We do not designate these contracts as hedging instruments and therefore do not require hedge accounting. Accordingly, these outstanding non-designated derivatives are recognized on the condensed consolidated balance sheet at fair value and the changes in fair value from these contracts are recorded in other expense, net, in the condensed consolidated income statement. These derivative contracts typically have a one month term.

We have a limited cash flow hedging program primarily focused on reducing volatility in our forecasted research and development cash expenses and license revenues; some of which are denominated in non-U.S. Dollar currencies. Under this program, we use derivatives in the form of forward foreign currency contracts to hedge certain forecasted transactions. These derivatives are designated as hedging instruments, with durations ranging from less than one month to nine months, and therefore we elect hedge accounting. Accordingly, these outstanding designated derivatives are recognized on the condensed consolidated balance sheet at fair value. Changes in value that are highly effective are recognized in Accumulated other comprehensive income (“AOCI”) on the condensed consolidated balance sheets, until the hedged item is recognized in the income statement. Any ineffective portion of a derivative’s change in fair value is recorded in other expenses, net, in the condensed consolidated income statement. There was no material ineffectiveness in our cash flow hedging program for the three months ended March 31, 2010.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

We had the following notional amounts for our forward foreign currency contracts included in our condensed consolidated balance sheets (in U.S. Dollars in thousands):

Currency	March 31 2010	December 31 2009
Derivatives designated as hedging instruments
Australian Dollar	$2,293	$2,545
Canadian Dollar	8,388	11,554
Israeli Shekel	2,070	1,947
Russian Ruble	4,737	5,586
Euro	7,658	6,440

Total	$25,146	$28,072

Derivatives not designated as hedging instruments
Danish Krone	$2,188	$1,214
Norwegian Krone	1,349	—
Swedish Krona	559	—
Euro	28,610	15,551
Australian Dollar	2,712	—
Brazil Real	6,468	—
British Pound	19,031	9,965

Total	$60,917	$26,730

Fair Value of Derivative Instruments

The following table provides the fair value of our forward foreign currency contracts included in our condensed consolidated balance sheets (in thousands):

	Derivative Assets				Derivative Liabilities
	March 31, 2010		December 31, 2009		March 31, 2010		December 31, 2009
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value(1)	Balance Sheet Location	Fair Value(1)	Balance Sheet Location	Fair Value(1)	Balance Sheet Location	Fair Value(1)
Forward foreign currency contracts	Prepaid expenses and other current assets	$759	Prepaid expenses and other current assets	$284	Other accrued expenses	$40	Other accrued expenses	$—

	Derivative Assets				Derivative Liabilities
	March 31, 2010		December 31, 2009		March 31, 2010		December 31, 2009
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value(1)	Balance Sheet Location	Fair Value(1)	Balance Sheet Location	Fair Value(1)	Balance Sheet Location	Fair Value(1)
Forward foreign currency contracts	Prepaid expenses and other current assets	$259	Prepaid expenses and other current assets	$836	Other accrued expenses	$116	Other accrued expenses	$—

(1)	See Note 14 – Fair Value Measurements for details.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The Effect of Derivative Instruments on Financial Performance

The following tables provide the effect derivative instruments had on our AOCI and results of operations (in thousands):

	Three Months Ended March 31
Derivatives designated as hedging instruments	Amount of gain recognized in AOCI (effective portion)		Location of gain reclassified from accumulated AOCI into income statement (effective portion)	Amount of gain reclassified from accumulated AOCI (effective portion)
	2010	2009		2010	2009
Forward foreign currency contracts	$438	$—	Revenues	$132	$—
			Operating expenses	$321	$—

	Three Months Ended March 31
Derivatives not designated as hedging instruments	Location of gain (loss) recognized on derivative instruments	Amount of gain (loss) recognized on derivative instruments
		2010	2009
Forward foreign currency contracts	Other expense, net	$1,095	$(609)

NOTE 14 — FAIR VALUE MEASUREMENTS

We perform fair value measurements in accordance with FASB’s guidance on Fair Value Measurements and Disclosures. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies under other accounting pronouncements that require or permit fair value measurements. The standard discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

We measure our financial assets and liabilities at fair value on a recurring basis using the following valuation techniques:

(a) Market Approach – uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

(b) Income Approach – uses valuation techniques to convert future estimated cash flows to a single present amount based on current market expectations about those future amounts, using present value techniques.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table represents our fair value hierarchy and the valuation techniques used for financial assets and financial liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2010
	Total	Level 1	Level 2	Level 3	Valuation Techniques
Assets:
Money market funds	$216,488	$216,488	$—	$—	(a)
U.S. treasuries	34,991	34,991	—	—	(a)
Corporate bonds	10,469	10,469	—	—	(a)
Certificates of deposit	7,155	7,155	—	—	(a)
Commercial paper	29,995	29,995	—	—	(a)
ARS	42,243	—	—	42,243	(b)
Put Options	2,813	—	—	2,813	(b)
Derivative assets (1)	1,018	—	1,018	—	(a)

Total	$345,172	$299,098	$1,018	$45,056

Level 3 as % of total				13.1%

Liabilities:
Derivative liabilities (1)	156	—	156	—	(a)
Contingent consideration (2)	4,000	—	—	4,000	(b)

Total, March 31, 2010	$4,156	$—	$156	$4,000

	December 31, 2009
	Total	Level 1	Level 2	Level 3	Valuation Techniques
Assets:
Money market funds	$178,303	$178,303	$—	$—	(a)
U.S. treasuries	55,371	55,371	—	—	(a)
U.S. agency securities	1,495	1,495	—	—	(a)
Certificates of deposit	8,598	8,598	—	—	(a)
Commercial paper	29,991	29,991	—	—	(a)
ARS	44,229	—	—	44,229	(b)
Put Options	3,330	—	—	3,330	(b)
Derivative assets (1)	1,120	—	1,120	—	(a)

Total	$322,437	$273,758	$1,120	$47,559

Level 3 as % of total				14.7%

Liability:
Contingent consideration (2)	$4,000	$—	$—	$4,000	(b)

(1)	See Note 13 – Derivative Instruments for details.
(2)	Relates to acquisition of PacketTrap in 2009. $2.0 million was recorded in Other accrued expenses and the remainder was recorded in Other long-term liabilities on our condensed consolidated balance sheets both as of March 31, 2010 and December 31, 2009. See Note 3 – Acquisitions for details.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

As of March 31, 2010, we held certain assets that are required to be measured at fair value on a recurring basis. These assets included cash equivalents and investments. Included in our investments at March 31, 2010 was $45.1 million par value (with a fair value of $42.2 million) in ARS. We estimated the fair values of the ARS and related Put Options we held at March 31, 2010 based on a discounted cash flow model that we prepared. Key considerations to our discounted cash flow model included, among other items, the general climate of interest rates, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. Using our discounted cash flow model we determined that the fair values of the ARS we held at March 31, 2010 were less than par.

The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31
	2010	2009
Total, beginning of the period	$47,559	$49,283
Unrealized gains on ARS included within other expense, net	514	6,383
Unrealized losses on put options included within other expense, net	(520)	(6,109)
Sale of ARS (par value)	(2,497)	(100)

Total, end of the period	$45,056	$49,457

Other Financial Assets and Liabilities

The carrying amounts of our other financial assets and liabilities including accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the relatively short period of time between their origination and their expected realization.

The book value and fair value of our current and long-term portion of loans payable as of March 31, 2010 are as follows (in thousands):

	Book Value	Fair Value (1)
Current portion of loans payable	$30,113	$30,113
Long-term portion of loans payable	33,147	33,147

	$63,260	$63,260

(1)	Estimated fair value of long-term debt is based on quoted prices for similar liabilities for which significant inputs are observable.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

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

Pursuant to a Stipulation and Agreement of Settlement entered into on November 6, 2009, the Company, the class representative and certain current and former officers and directors of the Company agreed to settle the Options Class Action for a payment of $29.4 million. On December 7, 2009, the U.S. District Court preliminarily approved the settlement. Shortly thereafter, the Company funded its share, $19.0 million, of the $29.4 million settlement, with the remainder being funded directly by the Company’s liability insurance carriers. No class members opted out of or objected to the settlement prior to the February 15, 2010 deadline for doing so. In a final hearing before the U.S. District Court on April 26, 2010, the U.S. District Court entered a judgment dismissing the Options Class Action with prejudice as to all defendants, including the Company. Plaintiffs included in the class will have thirty days to appeal the judgment, after which the judgment will become final.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

General. The Company and its subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business. The foregoing discussion includes material developments that occurred during the three months ended March 31, 2010 or thereafter in our material legal proceedings.

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

Numerous important factors, risks and uncertainties affect our operations and could cause actual results to differ materially from those expressed or implied by these or any other forward-looking statements made by us or on our behalf. Readers are urged to carefully review and consider the various disclosures made in this Report, including those described under Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2009, and in other filings with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business, which are available on the SEC’s website at www.sec.gov. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management’s opinions only as of the date thereof. We do not assume any obligation to revise or update forward-looking statements. Finally, our historic results should not be viewed as indicative of future performance.

We have trademarks and registered trademarks in the United States and other countries, including Quest, Quest Software, the Quest Software logo, AccessManager, Active Administrator, ActiveDL, ActiveGroups, ActiveRoles, Benchmark Factory, Big Brother, BridgeAccess, BridgeAutoEscalate, BridgeSearch, BridgeTrak, ChangeAuditor, ChangeManager, CI Discovery, Defender, DeployDirector, Desktop Authority, Directory Analyzer, DS Analyzer, DS Expert, Enterprise Security, File System Auditor, Foglight, GPOADmin, Help Desk Authority, InstantAssist, IntelliProfile, InTrust, iToken, JClass, JProbe, LiteSpeed, LiveReorg, LogADmin, MessageStats, NBSpool, NetBase, NetControl, PacketTrap, PassGo, PerformaSure, Point, Click, Done!, PowerGUI, Privilege Authority, ReportADmin, RestoreADmin, ScriptLogic, Secure Copy, Security Explorer, Security Lifecycle Map, SelfServiceADmin, SharePlex, Spotlight, SQL Navigator, Stat, StealthCollect, Tag and Follow, Toad, T.O.A.D., Toad World, vConverter, vEcoShell, VESI, vFoglight, Vizioncore, Vizioncore vAutomation, Vizioncore vEssentials, , vRanger, vSpotlight, vToad, WebDefender, and XRT. Other trademarks and registered trademarks are the property of their respective owners.

Overview

Our Company and Business Model

Quest Software, Inc., together with our subsidiaries ScriptLogic and Vizioncore, delivers innovative products that help IT organizations get enhanced performance from their computing environment. Our product areas are Application Management, Database Management, Windows Management and Virtualization Management. The focus of our products is based upon generating higher levels of performance, manageability and productivity throughout our customers’ IT infrastructure with products and services that enable them to manage the investments they have made within their IT environment.

Quarterly Update

As discussed in more detail throughout our MD&A, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, we delivered the following financial performance:

•	Total revenues increased by $5.6 million, or 3.4%, to $171.2 million.

•	Total expenses increased by $0.5 million, or 0.3%, to $147.4 million.

•	Income from operations increased by $5.1 million, or 27.4%, to $23.8 million.

•	Diluted earnings per share increased by $0.07, or 70.0%, to $0.17.

•	Cash flow from operations increased by $21.9 million, or 45.3%, to $70.1 million.

Our first quarter 2010 total revenues increased as certain international markets showed signs of improvement overseas compared to the same period in 2009, particularly in our EMEA sales region, which includes Europe, the Middle East and Africa, and in our Asia Pacific (“APAC”) sales region. The impact from the economic conditions faced by Greece on the EMEA region and other economies remains uncertain. Our Americas sales region, which includes United States, Canada and Latin America, is still affected by the weak macro-economic environment.

The increase in our total revenues was primarily driven by increased sales of our Windows Management products and related services mainly in our EMEA and Americas sales regions. We expect this trend to continue in our Windows Management products due to our customers’ migration to Microsoft Exchange Server 2010, which was launched in November 2009, and Windows Server 2008 R2, which was launched in October 2009. Revenues from our other product areas were comparable to the same period in 2009.

Total revenues were positively impacted by the weakening U.S. Dollar relative to certain non-U.S. Dollar currencies. This resulted in higher U.S. dollar equivalent sales for several currencies including the Euro, British Pound and Australian Dollar. Since certain of our international sales are denominated in these non-U.S. Dollar currencies, the impact from foreign currency comprised approximately 59.3%, or $3.3 million, of the overall increase in total revenues.

Total expenses slightly increased compared to the same period in 2009. Our expenses primarily consist of personnel costs, which include compensation, benefits and payroll related taxes and are a function of our worldwide headcount. Our average full-time employee headcount for the first quarter of 2010 was 3,310 as compared to 3,484 for the first quarter of 2009. Our average full-time employee headcount in locations outside of the United States was 1,526 for the first quarter of 2010 compared to 1,646 for the first quarter of 2009. Our first quarter 2010 total expenses were impacted by the weakening U.S. Dollar relative to certain non-U.S. Dollar currencies in the first quarter of 2010, which resulted in higher U.S. Dollar equivalent for several currencies as noted above. Since certain of our international expenses are denominated in these non-U.S. Dollar currencies, our total expenses in the first quarter of 2010 increased by approximately $5.5 million compared to the same period in 2009 as a result of the impact of foreign currency exchange rates when comparing 2010 rates to 2009.

Results of Operations

The following are percentage of total revenues:

	Three Months Ended March 31
	2010	2009
Revenues:
Licenses	38.0%	37.7%
Services	62.0	62.3

Total revenues	100.00	100.0

Cost of revenues:
Licenses	1.1	1.0
Services	8.6	8.3
Amortization of purchased technology	2.6	3.2

Total cost of revenues	12.3	12.5

Gross profit	87.7	87.5
Operating expenses:
Sales and marketing	39.9	40.2
Research and development	20.7	22.8
General and administrative	11.3	11.2
Amortization of other purchased intangible assets	1.9	2.1

Total operating expenses	73.8	76.3

Income from operations	13.9	11.2
Other expense, net	(2.1)	(2.5)

Income before income tax provision	11.8	8.7
Income tax provision	2.7	2.8

Net income	9.1%	5.9%

Comparison of Three Months Ended March 31, 2010 and 2009

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages):

			Increase/(Decrease)
	2010	2009	Dollars	Percentage
Revenues:
Licenses
Americas	$38,619	$38,436	$183	0.5%
Rest of World	26,362	23,934	2,428	10.1%

Total license revenues	64,981	62,370	2,611	4.2%

Services
Americas	70,451	72,605	(2,154)	(3.0)%
Rest of World	35,739	30,622	5,117	16.7%

Total service revenues	106,190	103,227	2,963	2.9%

Total revenues	$171,171	$165,597	$5,574	3.4%

Licenses Revenues — The increase in license revenues was due primarily to increased sales of our Windows Management products particularly in the EMEA region. Our 2010 license revenues were positively impacted by the weakening U.S. Dollar relative to certain non-U.S. Dollar currencies in 2010. This resulted in more U.S. Dollar equivalent revenues for several currencies including the Euro and British Pound. Since certain of our international sales are denominated in these non-U.S. Dollar currencies, the impact from foreign currency comprised approximately $2.9 million of the overall increase in license revenues.

Services Revenues — Services revenues are derived from post-contract technical support services (“maintenance”) and consulting and training services. The largest component of our services revenues is maintenance revenue. Maintenance revenues are generated from support and maintenance services relating to current year sales of new software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. The main driver of our growth in services revenues was maintenance renewals on our Windows Management products in our Americas and EMEA regions. Revenue from consulting and training services as a percentage of total service revenues was approximately 9.8% and 8.2% of total service revenues in the three months ended March 31, 2010 and 2009, respectively.

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

In 2009, we experienced declining growth in our maintenance revenues and expect this trend to continue through at least the end of 2010. The main reasons for this decline are the reduced sales of new software licenses during 2009 and fewer acquisitions which resulted in less revenue contribution from acquired deferred maintenance revenues.

Cost of Revenues

Total cost of revenues and year-over-year changes are as follows (in thousands, except for percentages):

			Increase (Decrease)
	2010	2009	Dollars	Percentage
Cost of Revenues:
Licenses	$1,821	$1,669	$152	9.1%
Services	14,724	13,761	963	7.0%
Amortization of purchased technology	4,493	5,315	(822)	(15.5)%

Total cost of revenues	$21,038	$20,745	$293	1.4%

Cost of Licenses — Cost of licenses primarily consists of third-party software royalties, product packaging, delivery, and personnel costs. Cost of licenses as a percentage of license revenues was 2.8% and 2.7% for the three months ended March 31, 2010 and 2009, respectively. Cost of licenses was comparable to the same period in 2009.

Cost of Services — Cost of services primarily consists of personnel, outside consultants, facilities and systems costs used in providing maintenance, consulting and training services. Cost of services does not include development costs related to bug fixes and upgrades which are classified in research and development and which are not separately determinable. The impact from foreign currency comprised approximately 66.0% of the overall increase in cost of services. Cost of services as a percentage of service revenues was 13.9% and 13.3% in the three months ended March 31, 2010 and 2009, respectively.

Amortization of Purchased Technology — Amortization of purchased technology includes amortization of the fair value of purchased technology associated with acquisitions. The decrease is due to past acquisition related purchased technology being fully amortized prior to January 1, 2010 coupled with fewer acquisitions completed during the past 18 months. We expect our acquisition activity to return to historical levels and as a result we could see an increase in amortization of purchased technology. Amortization of existing purchased technology within the cost of revenues will be approximately $10.7 million over the remaining three quarters of 2010.

Operating Expenses

Year-over-year changes in the principal components of our operating expenses are as follows (in thousands, except for percentages):

			Increase/(Decrease)
	2010	2009	Dollars	Percentage
Operating Expenses:
Sales and marketing	$68,340	$66,538	$1,802	2.7%
Research and development	35,472	37,696	(2,224)	(5.9)%
General and administrative	19,337	18,522	815	4.4%
Amortization of other purchased intangible assets	3,177	3,406	(229)	(6.7)%

Total operating expenses	$126,326	$126,162	$164	0.1%

Sales and Marketing — Sales and marketing expenses consist primarily of compensation and benefit costs for sales and marketing personnel, sales commissions, and costs of trade shows, travel and entertainment and various discretionary marketing programs. The increase in sales and marketing expense during the three months ended March 31, 2010 over the comparable period in 2009 was due primarily to the impact from foreign currency of $2.8 million, offset by reductions to certain personnel related costs.

Research and Development — Research and development expenses consist primarily of compensation and benefit costs for software developers who develop new products, bug fixes and upgrades to existing products and at times provide engineering support for maintenance services, software product managers, quality assurance and technical documentation personnel, and payments made to outside software development consultants in connection with our ongoing efforts to enhance our core technologies and develop additional products. The decrease in research and development expense during the three months ended March 31, 2010 as compared to the same period in 2009 was due primarily to a $0.8 million decrease in personnel related costs (average full-time employee headcount decreased by 102 from the same period in 2009) and a $1.5 million decrease in general expenses (mainly consulting and professional fees). Research and development expenses were also impacted by the decreased value of the U.S. Dollar as a significant portion of our developers are located outside of the U.S. Foreign currency had a negative impact of $1.5 million on research and development expenses for the quarter ended March 31, 2010.

General and Administrative — General and administrative expenses consist primarily of compensation and benefit costs for our executive, finance, legal, human resources, administrative and information services personnel, and professional fees for audit, tax and legal services. The slight increase in general and administrative expense during the three months ended March 31, 2010 over the comparable period in 2009 was due primarily to an increase of $1.2 million in personnel related costs, of which $0.7 million relates to higher stock-based compensation as a result of restricted stock and stock option awards issued in July and December of 2009, offset slightly by a $0.4 million decrease in general expenses (mainly legal and professional fees). The impact from foreign currency comprised approximately 58.5% of the overall increase in general and administrative expenses.

Amortization of Other Purchased Intangible Assets — Amortization of other purchased intangible assets includes the amortization of customer lists, trademarks and trade names, non-compete agreements and maintenance contracts associated with acquisitions. The decrease is due to past acquisition related other purchased intangible assets being fully amortized prior to January 1, 2010 coupled with fewer acquisitions completed during the past 18 months. We expect our acquisition activity to return to historical levels and as a result we could see an increase in amortization of other purchased intangible assets. Amortization of existing other purchased intangible assets within operating expenses will be approximately $9.1 million over the remaining quarters of 2010.

Other Expense, Net

Other expense, net consists of the following (in thousands):

			Increase/(Decrease)
	2010	2009	Dollars	Percentage
Interest income	$312	$707	$(395)	(55.9)%
Interest expense	(1,130)	(230)	(900)	391.3%
Foreign currency loss, net	(4,184)	(4,410)	226	(5.1)%
Forward foreign currency contracts gains (losses), net	1,095	(609)	1,704	(279.8)%
Unrealized gains on ARS	514	6,383	(5,869)	(91.9)%
Unrealized losses on Put Options	(520)	(6,109)	5,589	(91.5)%
Other income	308	122	186	152.5%

Total other expense, net	$(3,605)	$(4,146)	$541	(13.0)%

Other expense, net primarily includes gains and losses from foreign exchange fluctuations, interest expense on our borrowings and gains or losses on other financial assets as well as a variety of other non-operating expenses. Our foreign currency gains or losses are predominantly attributable to translation gains or losses relative to the U.S. Dollar on the re-measurement of net monetary assets, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar. Other expense, net decreased to $3.6 million in the first quarter of 2010 from $4.1 million in the first quarter of 2009. The largest impact to other expense, net this quarter was attributed to a forward foreign currency contracts gain of $1.1 million compared to a loss of $0.6 million in the comparable period of 2009. Our forward foreign currency contracts gain relates to the changes in fair value of our forward foreign currency contracts not designated as hedging instruments. Unrealized gains on our auction rate securities decreased by $5.9 million offset by a corresponding decrease in unrealized losses on our Put Options of $5.6 million (see Note 14 – Fair Value Measurements of our Notes to Condensed Consolidated Financial Statements for additional information regarding our auction rate securities and Put Options). Interest expense was $1.1 million and $0.2 million in the three months ended March 31, 2010 and 2009, respectively. The increase in interest expense is due to debt agreements entered during 2009. See Note 7 – Loans Payable of our Notes to Condensed Consolidated Financial Statements for additional information regarding our debt agreements.

Income Tax Provision

During the three months ended March 31, 2010, the provision for income taxes remained flat at $4.6 million compared to the same period in 2009. The effective income tax rate for the three months ended March 31, 2010 was approximately 22.7% compared to 31.7% in the comparable period of 2009. The decrease is primarily a result of the mix of pre-tax income between high and low tax jurisdictions and items discretely impacting the quarter ended March 31, 2009, including adjustments related to our adoption of FASB’s new accounting guidance on business combinations and enactment of California legislation during the period.

Liquidity and Capital Resources

Cash and cash equivalents and short-term and long-term investments were approximately $425.5 million and $385.5 million as of March 31, 2010 and December 31, 2009, respectively.

At March 31, 2010, we held within short-term investments $45.1 million (with a fair value of $42.2 million) of investment grade municipal notes with an auction reset feature (“auction rate securities” or “ARS”). These securities are collateralized by higher education funded student loans which are supported by the federal government as part of the Federal Family Education Loan Program (“FFELP”). The ARS were pledged as collateral for the amount drawn on our UBS line of credit. In July 2009, we drew down $34.4 million, or 70%, of the par value against the value of our ARS. We do not have reason to believe that any of the underlying issuers of our ARS are presently at risk or that the underlying credit quality of the assets backing our auction rate security investments has been impacted by the reduced liquidity of these investments. Based on our current ability to access cash and other short-term investments, our expected operating cash flows, and other sources of cash that we expect to be available, we do not anticipate the current lack of liquidity of these investments to have a material impact on our business strategy, financial condition, results of operations or cash flows. Additionally, in October 2008, we entered into a put agreement with the investment firm that sold us our ARS. Under the terms of the agreement, we have the ability to put all of our ARS to the investment firm at any time during the period beginning June 30, 2010 and ending June 30, 2012 at par value. The investment firm also has the right to repurchase these ARS at par value on or before June 30, 2010. For more information concerning our ARS see Note 14 – Fair Value Measurements of our Notes to Condensed Consolidated Financial Statements.

Summarized annual cash flow information is as follows (in thousands):

	Three Months Ended March 31
	2010	2009
Cash provided by operating activities	$70,067	$48,217
Cash used in investing activities	(17,323)	(1,484)
Cash used in financing activities	(25,154)	(4,594)
Effect of exchange rate changes	775	2,621

Net increase in cash and cash equivalents	$28,365	$44,760

Operating Activities

Cash provided by operating activities is primarily comprised of net income, adjusted for non-cash activities such as depreciation and amortization and compensation expense associated with share-based payments. These non-cash adjustments represent charges reflected in net income, therefore, to the extent that non-cash items increase or decrease our future operating results, there will be no corresponding impact on our cash flows. After excluding the effects of these non-cash charges, the primary changes in cash flows relating to operating activities resulted from changes in operating assets and liabilities. The analyses of the changes in our operating assets and liabilities are as follows:

•

Accounts receivable, net decreased by $50.5 million to $107.0 million at March 31, 2010 compared to December 31, 2009 resulting in a decrease in operating assets and reflecting a cash inflow of $49.5 million for the quarter ended March 31, 2010. Day’s sales outstanding, or DSO, improved to 56 days at March 31, 2010 compared to 75 days at December 31, 2009. An improvement of this size is typical from December 31 to the following quarter, and such rate of improvement should not be expected from March 31 to the next quarter. Our daily sales decreased to $1.9 million for the quarter ended March 31, 2010 compared to $2.1 million for the quarter ended December 31, 2009. Collection of accounts receivable and related DSO could fluctuate in future periods due to the timing and amount of our revenues and their linearity and the effectiveness of our collection efforts.

•

Deferred revenue decreased to $367.2 million at March 31, 2010 from $372.1 million at December 31, 2009, resulting in a decrease in operating liabilities and reflecting a cash outflow of $4.9 million for the three months ended March 31, 2010. The decrease in deferred revenue was due primarily to the decrease in sales of our time-based software licenses this quarter and to the slower growth of our software post-contract technical support services customer base.

•

Accrued compensation decreased by $9.1 million to $36.7 million at March 31, 2010 compared to December 31, 2009 resulting in a decrease in operating liabilities and reflecting a cash outflow of $10.1 million for the quarter ended March 31, 2010. The decrease in accrued compensation was primarily due to the decreases in accrued commissions and accrued bonuses by $6.0 million and $3.2 million, respectively. Our full-time employee headcount decreased to 3,255 at March 31, 2010 compared to 3,365 at December 31, 2009.

•

Income taxes payable increased by $10.2 million to $46.5 million at March 31, 2010 compared to $36.3 million at December 31, 2009 resulting in an increase in operating liabilities and reflecting a cash inflow of $10.7 million for the quarter ended March 31, 2010. Net cash received for income taxes refund for the quarter ended March 31, 2010 was $1.9 million.

Investing Activities

Cash flows from investing activities in the three months ended March 31, 2010 included $3.6 million in capital expenditures, $33.0 million from purchases of investment securities and $21.7 million proceeds from sale and maturities of investment securities, $2.0 million funded to one of our cost method investees and $1.0 million in acquisition related payments. We will continue to purchase property and equipment needed in the normal course of our business. We also plan to use cash generated from operations and/or proceeds from our investment securities to fund other strategic investment and acquisition opportunities that we continue to evaluate. We plan to use excess cash generated from operations to invest in short and long-term investments consistent with past investment practices.

Financing Activities

Cash used in financing activities in the three months ended March 31, 2010 included $32.1 million paid for repurchases of our common stock and $2.6 million for repayment of loans outstanding. For additional information on our loans payable, please refer to Note 7 – Loans Payable of our Notes to Condensed Consolidated Financial Statements. We received net proceeds of $9.0 million from the issuance of our common stock due to exercises of stock options.

In August 2009, our Board of Directors authorized a stock repurchase of up to $100 million of our common stock. Refer to Note 11 – Stockholders’ Equity for further information on our stock repurchases. During the three months ended March 31, 2010, we repurchased 1.9 million shares under this stock repurchase authorization at a weighted-average price per share of $16.46, for a total cost of $32.1 million. A total of $56.8 million remains available pursuant to this stock repurchase authorization.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents, investment balances, cash flows from operations and available debt financing will be sufficient to finance our operational cash needs through at least the next 12 to 24 months. Our ability to generate cash from operations is subject to substantial risks described under Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2009. One of these risks is that our future business does not stay at a level that is similar to, or better than, our recent past. In that event, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash, cash equivalents, investment balances and debt financing to support our working capital and other cash requirements. Also, acquisitions are an important part of our business model. As such, significant amounts of cash could and will likely be used in the future for additional acquisitions or strategic investments. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through public or private equity or, as discussed above, debt financing or from other sources. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

Recently Adopted Accounting Pronouncements

See Note 2 – Recent Accounting Pronouncements of our Notes to Condensed Consolidated Financial Statements for information regarding recent accounting pronouncements.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to revenue recognition, asset valuations (including accounts receivable, goodwill and intangible assets), share-based compensation, income taxes and functional currencies for purpose of consolidation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets, and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of the critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments listed above are discussed further in our Annual Report on Form 10-K for the year ended December 31, 2009 under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no material changes to our critical accounting policies or estimates during the three months ended March 31, 2010.

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

Our exposure to foreign exchange risk originates both from our foreign operations net profits and losses denominated in currencies other than the U.S. Dollar, as well as our net balances of monetary assets and liabilities in our foreign subsidiaries. These exposures have the potential to produce either gains or losses depending on the directional movement of the foreign currencies versus the U.S. Dollar and our operational profile in foreign subsidiaries. Our cumulative currency gains or losses in any given period may be lessened by the economic benefits of diversification and the correlative relationships of different currencies, but there can be no assurance that this pattern will continue to be true in future periods. During the quarter ended March 31, 2010, we had a positive effect of $3.3 million on total revenues and a negative effect of $5.5 million to total expenses related to foreign currency fluctuation when comparing 2010 rates to 2009. In addition, during the quarter ended March 31, 2010, we had a $4.2 million foreign currency loss within other expense, net compared to a $4.4 million foreign currency loss in the comparable period in 2009.

The foreign currencies to which we currently have the most significant exposure are the Euro, the Canadian Dollar, the British Pound, the Australian Dollar and the Russian Ruble. Prior to 2009, we did not use derivative financial instruments to hedge our foreign exchange exposures, nor did we use such instruments for speculative trading purposes. However, in 2009, we implemented a limited foreign exchange hedging program. We now enter into hedges in the form of forward foreign currency contracts to reduce the range of outcomes foreign currency rate changes can have on non-functional currency denominated forecasted transactions and balance sheet positions, which include certain monetary assets and liabilities denominated in foreign currencies. The forward foreign currency contracts are carried at fair value and denominated in various currencies as listed in the tables below. The duration of forward contracts ranges from less than one month to nine months. A description of our accounting for forward foreign currency contracts is included in Note 13 – Derivative Instruments of our Notes to Condensed Consolidated Financial Statements.

The magnitude of success of our hedging activities depends upon the accuracy of our estimates of various balances and transactions denominated in non-functional currencies. To the extent our estimates are correct, gains and losses on our forward foreign currency contracts will be offset by corresponding losses and gains on the underlying transactions. In order to monitor the financial impact of our foreign currency hedges, we subject our hedges to a stress test. This test is intended to quantify the impact to our financial statements of an abnormal change in the foreign currency rates in which we do business. When subjected to a 10% adverse change, we estimated that the fair value of our contracts would decline by $4.9 million. When subjected to a 20% adverse change, we estimated that the fair value of our contracts would decline by $9.8 million.

We do not use forward foreign currency contracts for speculative or trading purposes. We enter into forward foreign currency contracts with reputable financial institutional counterparties whose financial health we monitor. To date, we have not experienced nonperformance by any of these counterparties and anticipate performance by all counterparties.

The following table summarizes the notional amounts of our outstanding forward foreign currency contracts at March 31, 2010. All contracts have maturities of nine months or less ( in U.S. Dollars in thousands):

Currency	Notional Amount
Australian Dollar	$3,664
Canadian Dollar	8,388
Danish Krone	1,091
Euro	17,809
British Pound	6,833
Israeli Shekel	2,070
Brazil Real	3,342
Swedish Krona	278
Norwegian Krone	674
Russian Ruble	4,737

Total	$48,886

Interest Rate Risk

Our exposure to market interest-rate risk relates primarily to our investment portfolio. We traditionally do not use derivative financial instruments to hedge the market risks of our investments. We place our investments with high-quality issuers and money market funds and articulate allocation limits in our investment policy to any one issuer other than the United States government. Our investment portfolio as of March 31, 2010 consisted of money market funds, auction rate securities (“ARS”), U.S. Treasuries, commercial paper and certificates of deposit. Investments purchased with an original maturity of three months or less are considered to be cash equivalents. We classify our ARS as trading securities and all other investments as available-for-sale securities. Trading securities are carried at fair value, with changes in fair value reported in earnings. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity.

At March 31, 2010, we held within short-term investments $45.1 million (with a fair value of $42.2 million) of ARS. The Dutch auction process that resets the applicable interest rate at predetermined calendar intervals is intended to provide liquidity to the holder of the ARS by matching buyers and sellers within a market context enabling the holder to gain immediate liquidity by selling such interests at par or rolling over their investment. The auctions for these securities began failing in 2008. When auctions fail, our securities earn interest based on formulaic multiples of municipal bond indices such as the JJ Kenny Index or the S&P High Grade Index. The resulting interest rate has been highly sensitive to changes in the short term structure of interest rates and asset backed securities.

Information about our investment portfolio is presented in the table below, which states the amortized book value and related weighted-average interest rates by year of maturity (in thousands):

	Amortized Book Value	Weighted Average Rate
Investments maturing by March 31
2011(1)	$332,259	0.2%
2012	6,098	1.8%
2013	5,832	2.0%
2014	—	—
2015	—	—
Thereafter	—	—

Total portfolio	$344,189	0.3%

(1)	Includes $237.2 million in cash equivalents and $42.2 million in our ARS, which become exercisable under Put Options in June 2010 (see Note 14 – Fair Value Measurements of our Notes to Condensed Consolidated Financial Statements for additional information regarding our ARS).

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010 as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of that date, our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act were effective, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under Note 15 – Commitments and Contingencies of our Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 1A.	Risk Factors

You should carefully consider the risks described in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2009, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein. There have been no material changes in our risk factors from those disclosed in our 2009 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below summarizes information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended March 31, 2010.

Period	Total Number of Shares of Common Stock Purchased (1)	Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions)
Jan. 1, 2010 through Jan. 31, 2010	29,388	$17.25	29,388	$88.3
Feb. 1, 2010 through Feb. 28, 2010	1,680,799	$16.33	1,680,799	$60.9
Mar. 1, 2010 through Mar. 31, 2010	236,400	$17.29	236,400	$56.8

Total	1,946,587	$16.46	1,946,587	$56.8

(1)	In August 2009, the Board of Directors authorized a plan to repurchase up to $100 million of our common stock. Any stock repurchases may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans. Rule 10b5-1 permits Quest to establish, while not in possession of material nonpublic information, prearranged plans to buy stock at a specific price in the future, regardless of any subsequent possession of material nonpublic information. The timing and actual number of shares repurchased will depend on a variety of factors including market conditions, corporate and regulatory requirements, and capital availability. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.
(2)	The price paid per share of common stock does not include the related transaction costs.

Item 6.	Exhibits

Exhibit Number	Exhibit Title

3.1*	Certificate of Incorporation of Quest Software, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2009)

3.2*	Bylaws of Quest Software, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2009)

4.1*	Form of Registrant’s Specimen Common Stock Certificate (incorporated by reference to our Registration Statement on Form S-1 and all amendments thereto filed on June 11, 1999 (File No. 333-80543))

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST SOFTWARE, INC.

Date: May 7, 2010	/s/ SCOTT J. DAVIDSON
Scott J. Davidson Senior Vice President, Chief Financial Officer

/s/ SCOTT H. REASONER
Scott H. Reasoner Vice President, Corporate Controller