Form 10-Q
period 2010-06-30
QUEST SOFTWARE INC
filed 2010-08-05
CIK 1088033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes  ☐    No   ☒

The number of shares outstanding of the registrant’s Common Stock as of July 29, 2010, was 90,295,612.

QUEST SOFTWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

QUEST SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	June 30 2010	December 31 2009
ASSETS
Current assets:
Cash and cash equivalents	$316,148	$292,940
Restricted cash	67	796
Short-term investments	54,248	90,109
Accounts receivable, net of allowances of $4,483 and $5,605 at June 30, 2010 and December 31, 2009, respectively	120,161	157,534
Prepaid expenses and other current assets	17,285	32,178
Deferred income taxes	11,100	11,832

Total current assets	519,009	585,389
Property and equipment, net	71,265	70,051
Long-term investments	68,743	2,411
Intangible assets, net	61,696	76,072
Goodwill	671,228	670,481
Deferred income taxes	29,651	34,127
Other assets	26,281	26,607

Total assets	$1,447,873	$1,465,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,662	$3,714
Accrued compensation	39,741	45,831
Other accrued expenses	30,198	31,902
Income taxes payable	4,186	—
Loans payable	543	32,602
Deferred revenue	285,970	285,907

Total current liabilities	365,300	399,956

Long-term liabilities:
Deferred revenue	83,078	86,231
Income taxes payable	44,433	44,433
Loans payable	33,013	33,292
Other long-term liabilities	7,097	8,434

Total long-term liabilities	167,621	172,390

Total liabilities	532,921	572,346

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 200,000 shares authorized; 90,000 and 90,202 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	90	90
Additional paid-in-capital	678,503	689,385
Retained earnings	236,132	203,130
Accumulated other comprehensive income	227	187

Total stockholders’ equity	914,952	892,792

Total liabilities and stockholders’ equity	$1,447,873	$1,465,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Revenues:
Licenses	$77,100	$61,639	$142,081	$124,009
Services	109,002	102,618	215,192	205,845

Total revenues	186,102	164,257	357,273	329,854

Cost of revenues:
Licenses	1,893	1,873	3,714	3,542
Services	15,636	14,499	30,360	28,260
Amortization of purchased technology	3,965	4,626	8,458	9,941

Total cost of revenues	21,494	20,998	42,532	41,743

Gross profit	164,608	143,259	314,741	288,111

Operating expenses:
Sales and marketing	72,082	65,490	140,422	132,028
Research and development	36,543	35,510	72,016	73,206
General and administrative	19,836	17,678	39,173	36,200
Amortization of other purchased intangible assets	3,149	3,261	6,325	6,667

Total operating expenses	131,610	121,939	257,936	248,101

Income from operations	32,998	21,320	56,805	40,010
Other (expense) income, net	(3,843)	4,780	(7,449)	634

Income before income tax provision	29,155	26,100	49,356	40,644
Income tax provision	11,764	5,641	16,353	10,256

Net income	$17,391	$20,459	$33,003	$30,388

Net income per share:
Basic	$0.19	$0.22	$0.37	$0.32

Diluted	$0.19	$0.21	$0.36	$0.32

Weighted-average shares:
Basic	89,434	94,381	89,548	94,355
Diluted	91,920	96,129	92,135	95,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30
	2010	2009
Cash flows from operating activities:
Net income	$33,003	$30,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,779	24,646
Compensation expense associated with share-based payments	9,171	7,331
Deferred income taxes	5,025	3,792
Unrealized losses (gains) on auction rate securities, net of losses from put options	8	(402)
Excess tax benefit related to stock-based compensation	(1,318)	(292)
Provision for bad debts	531	61
Other non-cash adjustments, net	144	60
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	33,258	44,064
Prepaid expenses and other current assets	4,230	810
Other assets	1,955	(650)
Accounts payable	(388)	(3,298)
Accrued compensation	(7,115)	(7,039)
Other accrued expenses	(4,051)	(9,458)
Income taxes payable	8,719	(6,307)
Deferred revenue	(3,089)	(14,169)
Other liabilities	(1,282)	3,027

Net cash provided by operating activities	100,580	72,564

Cash flows from investing activities:
Purchases of property and equipment	(6,831)	(3,940)
Change in restricted cash	874	1,664
Purchases of cost method investments	—	(3,000)
Purchases of investment securities	(132,283)	—
Sales and maturities of investment securities	107,246	540
Notes receivable from a cost method investee	(2,000)	—
Acquisition related payments	(981)	—

Net cash used in investing activities	(33,975)	(4,736)

Cash flows from financing activities:
Repayment of loans payable	(32,339)	—
Repurchase of common stock	(37,373)	(3,916)
Repayment of capital lease obligations	(133)	(126)
Cash paid for line of credit fees	—	(1,979)
Proceeds from the exercise of stock options	23,297	4,663
Excess tax benefit related to share-based compensation	1,318	292

Net cash used in financing activities	(45,230)	(1,066)

Effect of exchange rate changes on cash and cash equivalents	1,833	383

Net increase in cash and cash equivalents	23,208	67,145
Cash and cash equivalents, beginning of period	292,940	215,895

Cash and cash equivalents, end of period	$316,148	$283,040

Supplemental disclosures of consolidated cash flow information:
Cash paid for interest	$1,715	$2,353

Cash paid for income taxes	$2,319	$11,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Net income	$17,391	$20,459	$33,003	$30,388

Other comprehensive (loss) income:
Unrealized (loss) income on foreign currency hedges, net of tax	(388)	—	51	—
Unrealized loss on available-for-sale securities, net of tax	(4)	—	(11)	—

Comprehensive income	$16,999	$20,459	$33,043	$30,388

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

Our accompanying unaudited condensed consolidated financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

In December 2009, FASB issued new guidance regarding improvements to financial reporting by enterprises involved with variable interest entities. The new guidance provides an amendment to its consolidation guidance for variable interest entities and the definition of a variable interest entity and requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. This amendment also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and is effective January 1, 2010. There was no impact from adoption of this guidance on our consolidated financial position or results of operations.

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

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

In January 2010, FASB issued an amendment regarding improving disclosures about fair value measurements. This new guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. There was no impact from the adoption of this guidance to our consolidated financial position or results of operations as the amendment only addresses disclosures.

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

In July 2010, FASB issued an amendment to Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The amendments enhance disclosures about the credit quality of financing receivables and the allowance for credit losses. This Update requires an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. In addition, the amendments in this Update require an entity to disclose credit quality indicators, past due information, and modifications of its financing receivables. These improvements will help financial statement users assess an entity’s credit risk exposures and its allowance for credit losses. The amendment is effective for interim and annual periods ending on or after December 15, 2010. We do not expect adoption of this guidance to have an impact to us since we do not have any financing receivables.

NOTE 3 — GEOGRAPHIC AND SEGMENT REPORTING

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

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Reportable segment data for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands):

	Licenses	Services	Total
Three months ended June 30, 2010:
Revenues	$77,100	$109,002	$186,102
Cost of revenues	5,858	15,636	21,494

Gross profit	$71,242	$93,366	$164,608

Three months ended June 30, 2009:
Revenues	$61,639	$102,618	$164,257
Cost of revenues	6,499	14,499	20,998

Gross profit	$55,140	$88,119	$143,259

Six months ended June 30, 2010:
Revenues	$142,081	$215,192	$357,273
Cost of revenues	12,172	30,360	42,532

Gross profit	$129,909	$184,832	$314,741

Six months ended June 30, 2009:
Revenues	$124,009	$205,845	$329,854
Cost of revenues	13,483	28,260	41,743

Gross profit	$110,526	$177,585	$288,111

Revenues are attributed to geographic areas based on the location of the Quest entity from which the products or services were invoiced. Revenues and long-lived assets concerning principal geographic areas in which we operate are as follows (in thousands):

	United States	Ireland	Other International (2)	Total
Three months ended June 30, 2010:
Revenues	$117,248	$22,520	$46,334	$186,102
Long-lived assets (1)	84,902	8	12,636	97,546

Three months ended June 30, 2009:
Revenues	$102,916	$15,473	$45,868	$164,257
Long-lived assets (1)	87,533	17	16,660	104,210

Six months ended June 30, 2010:
Revenues	$220,291	$43,547	$93,435	$357,273
Long-lived assets (1)	84,902	8	12,636	97,546

Six months ended June 30, 2009:
Revenues	$205,747	$29,694	$94,413	$329,854
Long-lived assets (1)	87,533	17	16,660	104,210

(1)	Includes property and equipment, net and other assets
(2)	No single location within Other International accounts for greater than 10% of total revenues

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 4 — CASH AND CASH EQUIVALENTS AND INVESTMENTS

The following table summarizes our cash and cash equivalents and investments by balance sheet classification at the dates indicated (in thousands):

	June 30, 2010		December 31, 2009
	Cost	Fair Value(1)	Cost	Fair Value(1)
Cash and cash equivalents	$316,148	$316,148	$292,940	$292,940
Short-term investments	54,593	54,248	93,459	90,109
Long-term investments	68,847	68,743	2,416	2,411

Total cash and cash equivalents and investments	$439,588	$439,139	$388,815	$385,460

(1)	See Note 13 – Fair Value Measurements for details regarding fair value measurements.

The following table summarizes our investments by investment category at the dates indicated (in thousands):

	June 30, 2010		December 31, 2009
Investment category:	Cost	Fair Value	Cost	Fair Value
Available-for-sale securities:
US treasury securities	$31,499	$31,524	$34,982	$34,978
US agency securities	13,142	13,166	1,500	1,495
Commercial paper	24,961	24,962	4,998	4,998
Corporate notes/bonds	42,148	42,001	—	—
Certificates/Term deposits	7,165	7,165	6,820	6,820

Total available-for-sale securities	118,915	118,818	48,300	48,291

Trading securities:
Municipal auction rate securities	4,525	4,173	47,575	44,229

Total investments	$123,440	$122,991	$95,875	$92,520

At June 30, 2010, we held $4.5 million par value (with a fair value of $4.2 million) in municipal notes with an auction reset feature (“auction rate securities” or “ARS”). These securities are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 35 days. All of the underlying assets of our ARS were in securities collateralized by student loan portfolios, which are guaranteed by the United States government. In October 2008, we entered into agreements (the “Agreements”) with the investment firm that sold us our ARS. By entering into the Agreements, we (1) received the right (“Put Options”) to sell all of our ARS back to the investment firm at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, (2) gave the investment firm the right to purchase all of our ARS or sell them on our behalf at par anytime after the execution of the Agreements through July 2, 2012, (3) received an offer for a “no net cost” loan for up to 70% of the par value of the ARS until June 30, 2010, and (4) agreed to release the investment firm from certain potential claims related to the collateralized ARS in certain specified circumstances. We estimated the fair values of the ARS we held at June 30, 2010 based on a discounted cash flow model and we elected to measure the Put Options under the fair value option. Refer to Note 13 – Fair Value Measurements for further details.

We redeemed approximately $40.6 million and $43.0 million par value of our ARS during the three months and six months ended June 30, 2010, respectively. We exercised our Put Options on July 1, 2010 under the Agreements, and redeemed our remaining ARS of $4.5 million par value. Refer to Note 16 – Subsequent Events for further details.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 5 — LOANS PAYABLE

In February 2009, we entered into a two year revolving line of credit agreement with Wells Fargo Foothill, LLC as the arranger, administrative agent and lender. We intend to use any proceeds from the credit agreement for working capital and other general corporate purposes. The credit agreement allows for cash borrowings and letters of credit under a secured revolving credit facility of up to a maximum of $100 million. Interest will accrue at a floating rate based on, at the Company’s election, (i) LIBOR (subject to reserve requirements and a minimum LIBOR of 2.75%) or (ii) the greatest of (a) 4.0%, (b) the Federal Funds Rate plus 0.5% or (c) Wells Fargo’s prime rate, in each case, plus an applicable margin. The credit agreement includes limitations on the Company’s ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividend payments, and dispose of assets. The credit agreement is secured by substantially all of the Company’s assets, subject to certain exceptions including the Company headquarters facility, and includes certain financial covenants. Total fees associated with this line of credit were approximately $2.0 million and will be amortized over the life of the credit agreement as interest expense. For the three and six months ended June 30, 2010, $0.2 million and $0.5 million, respectively, in amortization of these fees was recognized as interest expense within other (expense) income, net. As of June 30, 2010, we have a zero balance outstanding under this line of credit.

In July 2009, we drew down $34.4 million, or 70%, of the par value against the value of our ARS. The ARS were pledged as collateral for the amount drawn on our UBS Financial Services line of credit. As this credit line was structured as a “net no cost” loan, any interest charges will be offset by interest earned on the underlying ARS. See Note 4 – Cash and Cash Equivalents and Investments for additional details regarding these investments. During the quarter ended June 30, 2010, we redeemed approximately $40.6 million of our auction rate securities, a portion of such redemption paid in full our $29.6 million balance outstanding on our UBS line of credit.

In August 2009, we entered into a loan agreement with Mutual of Omaha Bank whereby we borrowed an aggregate principal amount of $34 million. The loan is secured by our real property at our headquarters in Aliso Viejo, California. We intend to use the proceeds from the loan for working capital and other general corporate purposes. The loan matures in five years, during which time we will make equal monthly principal and interest payments at a 7.03% interest rate on a fixed rate, 25-year amortization schedule. Events of default include, among other things, payment defaults, breaches of covenants and bankruptcy events. In the case of a continuing event of default, the lender may, among other things, accelerate the payment of any unpaid principal and interest amounts, increase the then-current interest rate by 5% and foreclose on the real estate collateral. As of June 30, 2010, we have a $33.6 million balance outstanding with $0.6 million recorded as current and $33.0 million recorded as long-term portion of loans payable.

We were in compliance with all debt-related covenants at June 30, 2010.

NOTE 6 — OTHER (EXPENSE) INCOME, NET

Other (expense) income, net consists of the following (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Interest income	$532	$487	$844	$1,194
Interest expense	(1,108)	(495)	(2,238)	(725)
Foreign currency (losses) gains, net (1)	(4,671)	5,396	(8,853)	986
Forward foreign currency contracts gains (losses), net (2)	1,411	(799)	2,506	(1,408)
Unrealized gains (losses) on ARS (3)	2,456	(605)	2,970	5,778
Unrealized (losses) gains on Put Options (3)	(2,458)	733	(2,978)	(5,376)
Other (expense) income, net	(5)	63	300	185

Total other (expense) income, net	$(3,843)	$4,780	$(7,449)	$634

(1)	Our foreign currency (losses) gains, net are predominantly attributable to translation gains or losses on the re-measurement of our net balances of monetary assets and liabilities in our foreign subsidiaries, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar. The foreign currency translation adjustments to these balance sheet items are calculated by comparing the currency spot rates at the end of a month to the spot rates at the end of the previous month.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(2)	Relates to changes in fair value of our forward foreign currency contracts not designated as hedging instruments. See Note 12 — Derivative Instruments for further details.
(3)	See Note 4 — Cash and Cash Equivalents and Investments for details.

NOTE 7 — INCOME TAX PROVISION

During the three and six months ended June 30, 2010, the provision for income taxes increased to $11.8 million and $16.4 million, respectively from $5.6 million and $10.3 million in the comparable period in 2009. The effective income tax rate for the three and six months ended June 30, 2010 was approximately 40.3% and 33.1%, respectively from 21.6% and 25.2% in the comparable period of 2009. The increase is primarily a result of the mix of pre-tax income between high and low tax jurisdictions, and other discrete items impacting the quarter ended June 30, 2010. Discrete items included an increase to income tax provision relating to the write-off of deferred tax assets associated with cancelled, forfeited and expired stock options recorded during the three months ended June 30, 2010, and adjustments related to our adoption of FASB’s new accounting guidance on business combinations and enactment of California legislation during the period.

NOTE 8 — NET INCOME PER SHARE

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

The table below sets forth the reconciliation of the denominator of the net income per share calculation (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Shares used in computing basic net income per share	89,434	94,381	89,548	94,355
Dilutive effect of stock options and restricted stock units (1)	2,486	1,748	2,587	1,623

Shares used in computing diluted net income per share	91,920	96,129	92,135	95,978

(1)	Options to purchase 5.8 million and 9.2 million shares of common stock were outstanding during the three months ended June 30, 2010 and 2009, respectively, and 5.5 million and 9.4 million shares of common stock during the six months ended June 30, 2010 and 2009, respectively, were outstanding but were not included in the computation of diluted net income per share as inclusion would have been anti-dilutive.

NOTE 9 — STOCK-BASED COMPENSATION

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

The 2008 Plan provides for the discretionary grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, and other forms of equity compensation (collectively, the “stock awards”). The number of shares of Common Stock available for issuance under the 2008 Plan is 25.7 million as of June 30, 2010. The number of shares of Common Stock reserved for issuance under the 2008 Plan will be reduced by 1 share for each share of Common Stock issued under the 2008 Plan pursuant to a stock option and by 1.94 shares for each share of Common Stock issued under the 2008 Plan pursuant to a restricted stock award, restricted stock unit award, or other stock award. As of June 30, 2010, there were 12.2 million shares available for grant under the 2008 Plan.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

We used the following weighted-average assumptions for option awards granted during the three months and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30		Six Months Ended June 30
	2010 (1)	2009	2010	2009
Expected volatility	N/A	40%	37%	40%
Expected term (in years)	N/A	5.9	6.4	5.9
Risk-free interest rate	N/A	2.4%	2.8%	2.2%
Expected dividend yield	None	None	None	None

(1)	There were no option awards granted for the three months ended June 30, 2010.

A summary of the activity of employee stock options during the six months ended June 30, 2010, and details regarding the options outstanding and exercisable at June 30, 2010, are provided below:

	Number of Shares (in thousands)	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2009	13,400	$16.77
Granted	2,182	$16.59
Exercised	(1,813)	$12.85
Canceled/forfeited/expired	(870)	$29.72

Outstanding at June 30, 2010	12,899	$16.41	5.21	$43,398

Vested or expected to vest at June 30, 2010	12,288	$16.41	4.99	$42,524

Exercisable at June 30, 2010	8,359	$16.48	3.06	$35,428

(1)	These amounts represent the difference between the exercise price and $18.04, the closing price of Quest Software, Inc. stock on June 30, 2010 as reported on the NASDAQ National Market, for all options outstanding that have an exercise price currently below the closing price.

The weighted-average fair value of options granted during the six months ended June 30, 2010 and 2009 was $6.98 and $5.18, respectively. The total intrinsic value of options exercised was $10.5 million and $1.5 million for the six months ended June 30, 2010 and 2009, respectively. The total fair value of options vested during the six months ended June 30, 2010 and 2009 was $4.1 million and $5.0 million, respectively.

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

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

A summary of our RSU awards activity during the six months ended June 30, 2010 is provided below:

	Number of Shares	Weighted-Average Grant Date Fair Value (per share)
Nonvested at January 1, 2010	713,449	$12.79
Granted	716,507	$16.68
Vested	(366,222)	$14.22
Forfeited	(33,650)	$12.49

Nonvested at June 30, 2010	1,030,084	$15.00

The total fair value of RSU awards vested during the six months ended June 30, 2010 and 2009 was $5.2 million and $2.9 million, respectively.

Stock-Based Compensation Expense

The following table presents the income statement classification of all stock-based compensation expense for the three months and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Cost of services	$199	$176	$383	$336
Sales and marketing	1,246	1,459	2,359	2,721
Research and development	1,592	1,146	3,010	2,600
General and administrative	1,478	417	3,418	1,674

Total stock-based compensation	4,515	3,198	9,170	7,331
Tax benefit associated with stock-based compensation expense (1)	1,747	691	3,549	1,850

Reduction of net income	$2,768	$2,507	$5,621	$5,481

(1)	The recognized tax benefit related to share-based compensation expense is estimated to be 38.7% and 40.0% for the three months ended June 30, 2010 and 2009, respectively, and 38.7% and 40.0% for the six months ended June 30, 2010 and 2009, respectively. This approximates the blended Federal and State statutory tax rate after the benefit for state taxes.

As of June 30, 2010, total unrecognized stock-based compensation cost related to unvested stock option awards was $23.5 million, which is expected to be recognized over a weighted-average period of 4.3 years and total unrecognized stock-based compensation cost related to unvested RSU awards was $13.4 million, which is expected to be recognized over a weighted-average period of 2.1 years.

NOTE 10 — STOCKHOLDERS’ EQUITY

On August 9, 2009, the Board of Directors authorized a plan to repurchase up to $100 million of Quest’s common stock. Any stock repurchases may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans. Rule 10b5-1 permits Quest to establish, while not in possession of material nonpublic information, prearranged plans to buy stock at a specific price in the future, regardless of any subsequent possession of material nonpublic information. The timing and actual number of shares repurchased will depend on a variety of factors including market conditions, corporate and regulatory requirements, and capital availability. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. During the quarter ended June 30, 2010, we repurchased 0.3 million shares under this plan at a weighted average price per share of $16.67 for a total cost of $5.3 million.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 11 — RELATED PARTY TRANSACTIONS

In 2000, we received a note receivable with a face amount of $15.8 million from one of our then executive officers for the purchase of 339,200 shares of our common stock at a purchase price of $46.50 per share. The officer granted Quest a security interest in the shares and also assigned, transferred, and pledged the shares to Quest to secure his obligations under the note. The Company maintains physical possession of the certificates representing the shares purchased as collateral until payment of the principal and interest under the note is made. As the note receivable is deemed to be a non-recourse obligation, the transaction was treated as a stock option for financial reporting purposes. The former officer remained employed by Quest as of June 30, 2010. The original maturity date of the note receivable was August 2007. In December 2009, the former executive officer and Quest signed a letter extending the due date of the note receivable until June 1, 2010. The note receivable is due and we are currently pursuing methods of collection or other means of recovery.

NOTE 12 — DERIVATIVE INSTRUMENTS

Foreign Exchange Risk Management Policy

Our Foreign Exchange Risk Management Policy identifies target exposures such as balance sheet, cash flow and income statement risks, program objectives, approved financial instruments and counterparties, accounting and tax treatment, as well as oversight, reporting and controls. The functional currency of all our subsidiaries is the U.S. Dollar. Our exposure to foreign exchange risk originates both from the operating results of our foreign operations denominated in currencies other than the U.S. Dollar, as well as our net balances of monetary assets and liabilities within our foreign subsidiaries. These exposures have the potential to produce either gains or losses depending on the directional movement of the foreign currencies versus the U.S. Dollar and our operational profile in foreign subsidiaries. Certain balance sheet items are re-measured each period and the changes in value are recorded within other (expense) income, net.

We utilize a limited balance sheet hedging program with the stated objective of reducing volatility within other (expense) income, net. Under this program, we use derivatives in the form of forward foreign currency contracts to hedge certain balance sheet exposures. We do not designate these contracts as hedging instruments and therefore do not require hedge accounting. Accordingly, these outstanding non-designated derivatives are recognized on the condensed consolidated balance sheet at fair value and the changes in fair value from these contracts are recorded in other (expense) income, net, in the condensed consolidated income statement. These derivative contracts typically have a one month term.

We have a limited cash flow hedging program primarily focused on reducing volatility in our forecasted research and development cash expenses and license revenues; some of which are denominated in non-U.S. Dollar currencies. Under this program, we use derivatives in the form of forward foreign currency contracts to hedge certain forecasted transactions. These derivatives are designated as hedging instruments, with durations ranging from less than one month to nine months, and therefore we elect hedge accounting. Accordingly, these outstanding designated derivatives are recognized on the condensed consolidated balance sheet at fair value. Changes in value that are highly effective are recognized in Accumulated other comprehensive income (“AOCI”) on the condensed consolidated balance sheets, until the hedged item is recognized in the income statement. Any ineffective portion of a derivative’s change in fair value is recorded in other (expense) income, net, in the condensed consolidated income statement. There was no material ineffectiveness in our cash flow hedging program for the six months ended June 30, 2010.

During the quarter ended June 30, 2010, we entered into approximately $18.3 million in foreign currency hedges for our anticipated acquisition of Völcker in July 2010 (refer to Note 16 – Subsequent Events for further details). We do not designate these types of contracts as hedging instruments. Accordingly, these outstanding non-designated derivatives are recognized on the condensed consolidated balance sheet at fair value and the changes in fair value from these contracts are recorded in other (expense) income, net, in the condensed consolidated income statement.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

We had the following notional amounts for our forward foreign currency contracts included in our condensed consolidated balance sheets (in U.S. Dollars in thousands):

Currency	June 30 2010	December 31 2009
Derivatives designated as hedging instruments
Australian Dollar	$2,244	$2,545
Canadian Dollar	8,482	11,554
Israeli Shekel	2,055	1,947
Russian Ruble	5,828	5,586
British Pound	8,702	—
Euro	16,593	6,440

Total	$43,904	$28,072

Derivatives not designated as hedging instruments
Danish Krone	$986	$1,214
Norwegian Krone	614	—
Swedish Krona	257	—
Euro	36,647	15,551
Australian Dollar	1,674	—
Brazil Real	3,294	—
British Pound	10,446	9,965

Total	$53,918	$26,730

Fair Value of Derivative Instruments

The following table provides the fair value of our forward foreign currency contracts included in our condensed consolidated balance sheets (in thousands):

	Derivative Assets				Derivative Liabilities
	June 30, 2010		December 31, 2009		June 30, 2010		December 31, 2009
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value(1)	Balance Sheet Location	Fair Value(1)	Balance Sheet Location	Fair Value(1)	Balance Sheet Location	Fair Value(1)

Forward foreign currency contracts	Prepaid expenses and other current assets	$892	Prepaid expenses and other current assets	$284	Other accrued expenses	$579	Other accrued expenses	$—

	Derivative Assets				Derivative Liabilities
	June 30, 2010		December 31, 2009		June 30, 2010		December 31, 2009
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value(1)	Balance Sheet Location	Fair Value(1)	Balance Sheet Location	Fair Value(1)	Balance Sheet Location	Fair Value(1)

Forward foreign currency contracts	Prepaid expenses and other current assets	$362	Prepaid expenses and other current assets	$836	Other accrued expenses	$541	Other accrued expenses	$—

(1)	See Note 13 – Fair Value Measurements for details.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The Effect of Derivative Instruments on Financial Performance

The following tables provide the effect derivative instruments had on our AOCI and results of operations (in thousands):

	Three Months Ended June 30
Derivatives designated as hedging instruments	Amount of loss recognized in AOCI (effective portion)		Location of gain reclassified from accumulated AOCI into income statement (effective portion)	Amount of gain reclassified from accumulated AOCI (effective portion)
	2010	2009		2010	2009
Forward foreign currency contracts	$388	$—	Revenues	$554	$—
			Operating expenses	$62	$—

	Six Months Ended June 30
Derivatives designated as hedging instruments	Amount of gain recognized in AOCI (effective portion)		Location of gain reclassified from accumulated AOCI into income statement (effective portion)	Amount of gain reclassified from accumulated AOCI (effective portion)
	2010	2009		2010	2009
Forward foreign currency contracts	$51	$—	Revenues	$686	$—
			Operating expenses	$384	$—

	Three Months Ended June 30
Derivatives not designated as hedging instruments	Location of gain (loss) recognized on derivative instruments	Amount of gain (loss) recognized on derivative instruments
		2010	2009
Forward foreign currency contracts	Other (expense) income, net	$1,411	$(799)

	Six Months Ended June 30
Derivatives not designated as hedging instruments	Location of gain (loss) recognized on derivative instruments	Amount of gain (loss) recognized on derivative instruments
		2010	2009
Forward foreign currency contracts	Other (expense) income, net	$2,506	$(1,408)

NOTE 13 — FAIR VALUE MEASUREMENTS

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

The following table represents our fair value hierarchy and the valuation techniques used for financial assets and financial liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2010
	Total	Level 1	Level 2	Level 3	Valuation Techniques
Assets:
Money market funds	$235,312	$235,312	$—	$—	(a	)
U.S. treasury securities	31,524	31,524	—	—	(a	)
U.S. agency securities	13,166	13,166	—	—	(a	)
Corporate notes/bonds	42,001	42,001	—	—	(a	)
Certificates of deposit	8,492	8,492	—	—	(a	)
Commercial paper	39,952	39,952	—	—	(a	)
ARS (1)	4,173	—	—	4,173	(b	)
Put Options (1)	352	—	—	352	(b	)
Derivative assets (2)	1,254	—	1,254	—	(a	)

Total	$376,226	$370,447	$1,254	$4,525

Level 3 as % of total				1.2%

Liabilities:
Derivative liabilities (2)	1,120	—	1,120	—	(a	)
Contingent consideration (3)	4,000	—	—	4,000	(b	)

Total	$5,120	$—	$1,120	$4,000

	December 31, 2009
	Total	Level 1	Level 2	Level 3	Valuation Techniques
Assets:
Money market funds	$178,303	$178,303	$—	$—	(a	)
U.S. treasury securities	55,371	55,371	—	—	(a	)
U.S. agency securities	1,495	1,495	—	—	(a	)
Certificates of deposit	8,598	8,598	—	—	(a	)
Commercial paper	29,991	29,991	—	—	(a	)
ARS (1)	44,229	—	—	44,229	(b	)
Put Options (1)	3,330	—	—	3,330	(b	)
Derivative assets (2)	1,120	—	1,120	—	(a	)

Total	$322,437	$273,758	$1,120	$47,559

Level 3 as % of total				14.7%

Liability:
Contingent consideration (3)	$4,000	$—	$—	$4,000	(b	)

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(1)	See Note 4 — Cash and Cash Equivalents and Investments for details.
(2)	See Note 12 – Derivative Instruments for details.
(3)	Relates to acquisition of PacketTrap in 2009. $2.0 million was recorded in Other accrued expenses and the remainder was recorded in Other long-term liabilities on our condensed consolidated balance sheets both as of June 30, 2010 and December 31, 2009.

As of June 30, 2010, we held certain assets that are required to be measured at fair value on a recurring basis. These assets included cash equivalents and investments. Included in our investments at June 30, 2010 was $4.5 million par value (with a fair value of $4.2 million) in ARS. We exercised our Put Options on July 1, 2010 under the Rights Agreement, and redeemed our remaining ARS of $4.5 million par value. Refer to Note 16 – Subsequent Events for further details. We estimated the fair values of the ARS and related Put Options we held at June 30, 2010 based on a discounted cash flow model that we prepared. Key considerations to our discounted cash flow model included, among other items, the general climate of interest rates, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. Using our discounted cash flow model we determined that the fair values of the ARS we held at June 30, 2010 were less than par.

The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2010 and 2009 (in thousands):

	Six Months Ended June 30
	2010	2009
Total, beginning of the period	$47,559	$49,283
Unrealized gains on ARS included within other (expense) income, net	2,970	5,779
Unrealized losses on put options included within other (expense) income, net	(2,978)	(5,377)
Sale of ARS (par value)	(43,026)	(125)

Total, end of the period	$4,525	$49,560

Other Financial Assets and Liabilities

The carrying amounts of our other financial assets and liabilities including accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the relatively short period of time between their origination and their expected realization.

The book value and fair value of our current and long-term portion of loans payable as of June 30, 2010 are as follows (in thousands):

	Book Value	Fair Value (1)
Current portion of loans payable	$543	$543
Long-term portion of loans payable	33,012	33,012

	$33,555	$33,555

(1)	Estimated fair value of long-term debt is based on quoted prices for similar liabilities for which significant inputs are observable.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 14 — GOODWILL AND INTANGIBLE ASSETS, NET

The changes in the carrying amount of goodwill by reportable operating segment for the six months ended June 30, 2010 are as follows (in thousands):

	Licenses	Services	Total
Balance as of December 31, 2009	$470,934	$199,547	670,481
Acquisitions (1)	—	—	—
Adjustments (2)	464	283	747

Balance as of June 30, 2010	$471,398	$199,830	$671,228

(1)	No acquisitions for the six months ended June 30, 2010
(2)	Primarily from post-acquisition payment obligations to former shareholders of acquisitions we made in 2007 in pursuant to accounting principles applicable to acquisitions in that year.

Intangible assets, net are comprised of the following (in thousands):

	June 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology and IPR&D (1)	$154,347	$(125,904)	$28,443	$154,247	$(117,424)	$36,823
Customer relationships	69,677	(44,796)	24,881	69,577	(39,438)	30,139
Non-compete agreements	13,919	(12,752)	1,167	13,919	(12,176)	1,743
Trademarks and trade names (2)	13,300	(6,095)	7,205	13,080	(5,713)	7,367

	$251,243	$(189,547)	$61,696	$250,823	$(174,751)	$76,072

(1)	With our 2009 acquisition of PacketTrap, one IPR&D project was identified and valued. This project will be assessed for impairment when completed. Upon completion, the project will be amortized over its estimated useful life.
(2)	Trademarks and trade names include $6.2 million and $0.8 in trade names related to our acquisition of ScriptLogic and PacketTrap, respectively, that each have an indefinite useful life, and as such are not being amortized.

Amortization expense for amortizing intangible assets was $7.1 million and $14.8 million for the three and six months ended June 30, 2010, respectively. This compares to $7.9 million and $16.6 million for the three and six months ended June 30, 2009, respectively.

Estimated annual amortization expense related to amortizing intangible assets reflected on our June 30, 2010 condensed consolidated balance sheet is as follows (in thousands):

Estimated Annual Amortization Expense
2010 (remaining 2 quarters)	$12,506
2011	23,402
2012	15,776
2013	2,514
2014 and thereafter	498

Total accumulated amortization	$54,696

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Pursuant to a Stipulation and Agreement of Settlement entered into on November 6, 2009, the Company, the class representative and certain current and former officers and directors of the Company agreed to settle the Options Class Action for a payment of $29.4 million. On December 7, 2009, the U.S. District Court preliminarily approved the settlement. Shortly thereafter, the Company funded its share, $19.0 million, of the $29.4 million settlement, with the remainder being funded directly by the Company’s liability insurance carriers. No class members opted out of or objected to the settlement prior to the February 15, 2010 deadline for doing so. In a final hearing before the U.S. District Court on April 26, 2010, the U.S. District Court entered a judgment dismissing the Options Class Action with prejudice as to all defendants, including the Company. None of the Plaintiffs included in the class appealed the judgment, and the judgment is now final.

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

General. The Company and its subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business. The foregoing discussion includes material developments that occurred during the three months ended June 30, 2010 or thereafter in our material legal proceedings.

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

NOTE 16 — SUBSEQUENT EVENTS

We held $4.5 million par value ARS at June 30, 2010. We exercised our Put Options on July 1, 2010 under the Agreements, and the investment firm transferred our remaining ARS of $4.5 million par value out of our account and replaced with cash, fulfilling their obligation under the Agreements and reducing our auction rate securities to zero.

In July 2010, we acquired 100% voting equity interest of Germany-based Völcker Informatik AG, a privately held identity management solutions provider for cash consideration of approximately €16 million. The acquisition further extends the Quest® One Identity Solution product portfolio. In connection with the acquisition, Quest also agreed to certain post-closing payments with a maximum potential payout of approximately €4 million paid over three years. Also, in July 2010 we signed a definitive agreement to acquire Surgient, Inc., a privately held company. We anticipate that this acquisition will close during the third quarter of 2010. These acquisitions will be accounted for as business combinations and the purchase price is expected to be allocated primarily to goodwill and other intangible assets. The effect of these transactions were not material to our consolidated results.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

At June 30, 2010, we had $2.0 million in notes receivable from a cost method investee included in Other assets in our condensed consolidated balance sheet. The loan bore interest on the outstanding principal amount at the rate of 10% per annum. The note was due and payable on November 1, 2011. In August 2010, the principal amount plus all accrued interest under the notes receivable was converted into equity and reclassified to cost method investments.

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

We have trademarks and registered trademarks in the United States and other countries, including Quest, Quest Software, the Quest Software logo, AccessManager, ActiveDL, ActiveGroups, ActiveRoles, Benchmark Factory, Big Brother, BridgeAccess, BridgeAutoEscalate, BridgeSearch, BridgeTrak, ChangeAuditor, ChangeManager, CI Discovery, Defender, Desktop Authority, Directory Analyzer, DS Analyzer, DS Expert, Enterprise Security Reporter, File System Auditor, Foglight, GPOADmin, Help Desk Authority, InstantAssist, IntelliProfile, InTrust, iToken, JClass, JProbe, LiteSpeed, LiveReorg, LogADmin, MessageStats, NBSpool, NetBase, PacketTrap, PassGo, PerformaSure, Point, Click, Done!, PowerGUI, Privilege Authority, ReportADmin, RestoreADmin, ScriptLogic, Secure Copy, Security Explorer, Security Lifecycle Map, SelfServiceADmin, SharePlex, Spotlight, SQL Navigator, Stat, StealthCollect, Tag and Follow, Toad, T.O.A.D., Toad World, vConverter, vEcoShell, VESI, vFoglight, Vizioncore, Vizioncore vAutomation, Vizioncore vEssentials, vRanger, vSpotlight, vToad, WebDefender, and XRT. Other trademarks and registered trademarks are the property of their respective owners.

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

Quarterly Update

As discussed in more detail throughout our MD&A, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, we delivered the following financial performance:

•	Total revenues increased by $21.8 million, or 13.3%, to $186.1 million while license revenues grew 25.1% to $77.1 million.

•	Total expenses increased by $10.2 million, or 7.1%, to $153.1 million.

•	Income from operations increased by $11.6 million, or 54.8%, to $33.0 million.

•	Diluted earnings per share decreased by $0.02, or 9.5%, to $0.19.

Our second quarter 2010 total revenues increased by 13.3% while our license revenues grew 25.1% as our Americas sales region, which includes United States, Canada and Latin America, and our Asia Pacific (“APAC”) sales region showed improvement. Our EMEA sales region, which includes Europe, the Middle East and Africa, that delivered a solid growth in the first quarter of 2010, was affected by the economic conditions faced by Greece. The uncertainties brought about by the global recession, which impacted information technology spending, remained but to a lesser extent compared to the same period in 2009. Our Americas sales region contributed 66.0% of total revenues and the rest of the world contributed 34.0% of total revenues in the quarter as compared to 65.3% and 34.7% in the comparable quarter last year.

Along product lines, the increase in our total revenues was primarily driven by increased sales of our Windows Management products, particularly our Migration, Identity Management and ScriptLogic desktop solutions, and related professional services across all sales regions. We expect this trend to continue in our Windows Management products due to our customers’ migration to Microsoft Exchange Server 2010, which was launched in November 2009, Windows Server 2008 R2, which was launched in October 2009 and SharePoint 2010, which was launched in May 2010. In addition, we acquired Völcker in July 2010 (refer to Note 16 – Subsequent Events of our Notes to Condensed Consolidated Financial Statements for further details) giving us access to a larger aspect of the Identity Access Management market and the continued expansion of our Identity Management solution capabilities. Revenues from our Virtualization Management increased by approximately 24.5% compared to the same period in 2009. We expect this trend to continue as companies embrace virtual computing because of the associated cost savings. We are well positioned to capitalize on this major growth trend as we offer flexible solutions for managing virtualized IT infrastructure. Also, in July 2010 we signed a definitive agreement to acquire Surgient (refer to Note 16 – Subsequent Events of our Notes to Condensed Consolidated Financial Statements for further details), which we anticipate will add private cloud management capabilities to our virtualization product portfolio. Revenues from our other product areas were comparable to the same period in 2009.

Total revenues were positively impacted by the weakening U.S. Dollar relative to certain non-U.S. Dollar currencies, including the Australian Dollar, Canadian Dollar and Russian Ruble. This was partially offset by an appreciating U.S. Dollar in the latter part of the second quarter relative to the Euro and British Pound. Since certain of our international sales are denominated in non-U.S. Dollar currencies, the impact from foreign currency resulted in higher US dollar equivalent sales of approximately $1.6 million of the overall increase in total revenues.

Total expenses increased compared to the same period in 2009. Our expenses primarily consist of personnel costs, which include compensation, benefits and payroll related taxes and are primarily a function of our worldwide headcount. Our average full-time employee headcount for the second quarter of 2010 was 3,256, a decrease of 227 compared to 3,483 for the second quarter of 2009. Our average full-time employee headcount in locations outside of the United States was 1,497 for the second quarter of 2010, a decrease of 142 compared to 1,639 for the second quarter of 2009. Our second quarter 2010 total expenses were impacted by the weakening U.S. Dollar relative to certain non-U.S. Dollar currencies partially offset by an appreciating U.S. Dollar relative to the Euro and British Pound, as discussed above. This resulted in higher U.S. Dollar equivalent expenses for several currencies as noted above. Since certain of our international expenses are denominated in non-U.S. Dollar currencies, our total expenses in the second quarter of 2010 increased by $3.6 million compared to the same period in 2009 as a result of the impact of foreign currency exchange rates when comparing 2010 rates to 2009, or approximately 35.8% of the overall increase in total expenses. The remaining increase in total expenses was primarily due to the increase in sales and marketing expenses, $3.5 million of which was due to higher sales commissions as a result of higher revenue compared to the second quarter of 2009.

Foreign Currency

While we are a U.S. Dollar functional company on a world-wide basis, we transact business and operate using multiple foreign currencies. As such, the value of our revenues, expenses, certain account balances and cash flows are exposed to fluctuations in foreign currencies against the value of the U.S. Dollar. For example, when the U.S. Dollar strengthens against several non-U.S. Dollar currencies, our foreign revenues and thus our total revenues can be negatively impacted. Similarly, a stronger U.S. Dollar translates into lower expenses in those entities where we have operations and our personnel and occupancy expenses are denominated in non-U.S. Dollars. Thus our total expenses would be lower. Conversely, a weaker U.S. Dollar would have the opposite effect on total revenues and expenses all other things being equal. In certain geographic regions and within specific currencies, there are partial offsets between revenues and expenses or balance sheet positions that may reduce this exposure. In other instances, we can manage our operations to reduce foreign currency exposure or utilize forward foreign currency contracts to manage this exposure.

Results of Operations

The following are percentage of total revenues:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Revenues:
Licenses	41.4%	37.5%	39.8%	37.6%
Services	58.6	62.5	60.2	62.4

Total revenues	100.00	100.0	100.00	100.00

Cost of revenues:
Licenses	1.0	1.1	1.0	1.1
Services	8.4	8.8	8.5	8.6
Amortization of purchased technology	2.1	2.8	2.4	3.0

Total cost of revenues	11.5	12.7	11.9	12.7

Gross profit	88.5	87.3	88.1	87.3
Operating expenses:
Sales and marketing	38.8	39.9	39.3	40.0
Research and development	19.6	21.6	20.1	22.2
General and administrative	10.7	10.8	11.0	11.0
Amortization of other purchased intangible assets	1.7	2.0	1.8	2.0

Total operating expenses	70.8	74.3	72.2	75.2

Income from operations	17.7	13.0	15.9	12.1
Other (expense) income, net	(2.1)	2.9	(2.1)	0.2

Income before income tax provision	15.6	15.9	13.8	12.3
Income tax provision	6.3	3.4	4.6	3.1

Net income	9.3%	12.5%	9.2%	9.2%

Comparison of Three Months Ended June 30, 2010 and 2009

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended June 30		Increase (Decrease)
	2010	2009	Dollars	Percentage
Revenues:
Licenses
Americas	$49,701	$38,576	$11,125	28.8%
Rest of World	27,399	23,063	4,336	18.8%

Total license revenues	77,100	61,639	15,461	25.1%

Services
Americas	73,092	68,722	4,370	6.4%
Rest of World	35,910	33,896	2,014	5.9%

Total service revenues	109,002	102,618	6,384	6.2%

Total revenues	$186,102	$164,257	$21,845	13.3%

License Revenues — The increase in license revenues was due primarily to increased sales of our Windows Management products particularly in the Americas and APAC sales regions of $7.1 million and $3.2 million, respectively. Our Windows products, led by migration, continued to perform well due to customers’ adoption of Exchange 2010 and Windows 2008 R2. Also, our Identity and Access Management products, the largest growth area in our Windows Management business, continued to expand and gain market share with the Quest One Identity Solution. Our 2010 license revenues were positively impacted by the weakening U.S. Dollar relative to certain non-U.S. Dollar currencies in 2010 partially offset by an appreciating U.S. Dollar relative to the Euro and British Pound. This resulted in slightly more U.S. Dollar equivalent revenues. Since certain of our international sales are denominated in non-U.S. Dollar currencies, the impact from foreign currency comprised approximately $1.5 million of the overall increase in license revenues.

Service Revenues — Service revenues are derived from post-contract technical support services (“maintenance”) and consulting and training services. The largest component of our services revenues is maintenance revenue. Maintenance revenues are generated from support and maintenance services relating to current year sales of new software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. The main driver of our growth in services revenues was maintenance renewals on our Windows Management products across all sales regions. Our maintenance revenues from Windows Management products in the Americas, EMEA and APAC sales regions increased by $2.6 million, $2.0 million and $1.4 million, respectively. Our professional services revenues contribution remained consistent with revenues from consulting and training services contributing 9.6% and 8.9% of total service revenues in the three months ended June 30, 2010 and 2009, respectively.

Maintenance revenues continue to contribute a larger percentage of our total revenues for two primary reasons: growth of our installed base of customers via new license sales and acquisitions and their related maintenance contracts. As our maintenance customer base grows, maintenance renewals have a larger influence on the maintenance revenue growth rate and the amount of new software license revenues has a diminishing effect. Therefore, the growth rate of total revenues does not necessarily correlate directly to the growth rate of new software license revenues in a given period. The primary determinant of changes in our maintenance revenue profile is the extent to which our customers renew their annual maintenance agreements, taking into account the number of products and licenses for which each customer renews, and the timing of the renewals by each such customer. If our maintenance renewals were to decline materially, our maintenance revenues, total revenues and cash flows would likely decline materially as well.

Cost of Revenues

Total cost of revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended June 30		Increase (Decrease)
	2010	2009	Dollars	Percentage
Cost of Revenues:
Licenses	$1,893	$1,873	$20	1.1%
Services	15,636	14,499	1,137	7.8%
Amortization of purchased technology	3,965	4,626	(661)	(14.3)%

Total cost of revenues	$21,494	$20,998	$496	2.4%

Cost of Licenses — Cost of licenses primarily consists of third-party software royalties, product packaging, delivery, and personnel costs. Cost of licenses as a percentage of license revenues was 2.5% and 3.0% for the three months ended June 30, 2010 and 2009, respectively. Cost of licenses was comparable to the same period in 2009.

Cost of Services — Cost of services primarily consists of personnel, outside consultants, facilities and systems costs used in providing maintenance, consulting and training services. Cost of services does not include development costs related to bug fixes and upgrades which are classified in research and development and which are not separately determinable. The impact from foreign currency comprised approximately 38.6% of the overall increase in cost of services. Cost of services as a percentage of service revenues was 14.3% and 14.1% in the three months ended June 30, 2010 and 2009, respectively.

Amortization of Purchased Technology — Amortization of purchased technology includes amortization of the fair value of purchased technology associated with acquisitions. The decrease is due to past acquisition-related purchased technology being fully amortized prior to April 1, 2010 coupled with fewer acquisitions completed during the past 18 months. We acquired Völcker in July 2010 and we expect the acquisition of Surgient to close during the third quarter of 2010 (refer to Note 16 – Subsequent Events of our Notes to Condensed Consolidated Financial Statements for additional details). As a result of these acquisitions, we anticipate amortization of purchased technology to increase.

Operating Expenses

Year-over-year changes in the principal components of our operating expenses are as follows (in thousands, except for percentages):

	Three Months Ended June 30		Increase (Decrease)
	2010	2009	Dollars	Percentage
Operating Expenses:
Sales and marketing	$72,082	$65,490	$6,592	10.1%
Research and development	36,543	35,510	1,033	2.9%
General and administrative	19,836	17,678	2,158	12.2%
Amortization of other purchased intangible assets	3,149	3,261	(112)	(3.4)%

Total operating expenses	$131,610	$121,939	$9,671	7.9%

Sales and Marketing — Sales and marketing expenses consist primarily of compensation and benefit costs for sales and marketing personnel, sales commissions, and costs of trade shows, travel and entertainment and various discretionary marketing programs. Sales and marketing expenses as a percentage of total revenues was 38.8%, which is comparable to 39.9% in the second quarter of 2009. The increase in sales and marketing expense during the three months ended June 30, 2010 over the comparable period in 2009 was due primarily to an increase of $3.9 million in personnel related costs, of which $3.5 million relates to higher commissions expense, and an increase of $1.2 million in travel related expenses. Our average full-time sales and marketing employee headcount for the second quarter of 2010 was 1,348 compared to 1,465 in the second quarter of 2009. The impact from foreign currency comprised approximately $1.2 million, or 18.7% of the overall increase in sales and marketing expenses.

Research and Development — Research and development expenses consist primarily of compensation and benefit costs for software developers who develop new products, fix bugs and design upgrades to existing products and at times provide engineering support for maintenance services, software product managers, quality assurance and technical documentation personnel, and payments made to outside software development consultants in connection with our ongoing efforts to enhance our core technologies and develop additional products. Research and development expenses as a percentage of total revenues was 19.6% and 21.6% for the three months ended June 30, 2010 and 2009, respectively. Research and development expenses increased mainly due to the impact of the decrease in value of the U.S. Dollar as a significant portion of our developers are located outside of the U.S. Foreign currency had a negative impact of $1.7 million on research and development expenses for the quarter ended June 30, 2010.

General and Administrative — General and administrative expenses consist primarily of compensation and benefit costs for our executive, finance, legal, human resources, administrative and information services personnel, and professional fees for audit, tax and legal services. General and administrative expenses as a percentage of total revenues was 10.7%, which is comparable to 10.8% in the second quarter of 2009. The increase in general and administrative expense during the three months ended June 30, 2010 over the comparable period in 2009 was due primarily to an increase of $2.0 million in personnel related costs, of which $1.1 million relates to higher stock-based compensation as a result of restricted stock and stock option awards issued in the second half of 2009. The impact from foreign currency comprised approximately 14.1% of the overall increase in general and administrative expenses.

Amortization of Other Purchased Intangible Assets — Amortization of other purchased intangible assets includes the amortization of customer lists, trademarks and trade names, non-compete agreements and maintenance contracts associated with acquisitions. The decrease is due to past acquisition-related other purchased intangible assets being fully amortized prior to April 1, 2010 coupled with fewer acquisitions completed during the past 18 months. We acquired Völcker in July 2010 and we expect the acquisition of Surgient to close during the third quarter of 2010 (refer to Note 16 – Subsequent Events of our Notes to Condensed Consolidated Financial Statements for additional details). As a result of these acquisitions we anticipate amortization of other purchased intangible assets to increase.

Other (Expense) Income, Net

Other (expense) income, net consists of the following (in thousands):

	Three Months Ended June 30		Increase (Decrease)
	2010	2009	Dollars	Percentage
Interest income	$532	$487	$45	9.2%
Interest expense	(1,108)	(495)	(613)	123.8%
Foreign currency (losses) gains, net	(4,671)	5,396	(10,067)	(186.6)%
Forward foreign currency contracts gains (losses), net	1,411	(799)	2,210	(276.6)%
Unrealized gains (losses) on ARS	2,456	(605)	3,061	(506.0)%
Unrealized (losses) gains on Put Options	(2,458)	733	(3,191)	(435.3)%
Other (expense) income, net	(5)	63	(68)	(107.9)%

Total other (expense) income, net	$(3,843)	$4,780	$(8,623)	(180.4)%

Other (expense) income, net includes gains and losses from foreign exchange fluctuations, interest expense on our borrowings and gains or losses on other financial assets as well as a variety of other non-operating expenses. Our foreign currency gains or losses are predominantly attributable to translation gains or losses relative to the U.S. Dollar on the re-measurement of net monetary assets, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar. The largest impact to other (expense) income, net this quarter was attributed to a foreign currency loss of $4.7 million compared to a gain of $5.4 million in the comparable period of 2009. This was partially offset by a forward foreign currency gain of $1.4 million compared to a loss of $0.8 million in the second quarter of 2009. Our forward foreign currency contracts gains (losses), net relate to the changes in fair value of our forward foreign currency contracts not designated as hedging instruments. Unrealized gains (losses) on our auction rate securities increased by $3.1 million offset by a corresponding decrease in unrealized (losses) gains on our Put Options of $3.2 million (see Note 4 – Cash and Cash Equivalents and Investments of our Notes to Condensed Consolidated Financial Statements for additional information regarding our auction rate securities and Put Options). Interest expense was $1.1 million and $0.5 million in the three months ended June 30, 2010 and 2009, respectively. The increase in interest expense is due to debt agreements entered during the second half of 2009. See Note 5 – Loans Payable of our Notes to Condensed Consolidated Financial Statements for additional information regarding our debt agreements.

Income Tax Provision

During the three months ended June 30, 2010, the provision for income taxes increased to $11.8 million from $5.6 million in the comparable period in 2009. The effective income tax rate for the three months ended June 30, 2010 was approximately 40.3% compared to 21.6% in the comparable period of 2009. The increase is primarily a result of the mix of pre-tax income between high and low tax jurisdictions, and other discrete items impacting the quarter ended June 30, 2010. Discrete items included an increase to income tax provision relating to the write-off of deferred tax assets associated with cancelled, forfeited and expired stock options recorded during the three months ended June 30, 2010, and adjustments related to our adoption of FASB’s new accounting guidance on business combinations and enactment of California legislation during the period.

Comparison of Six Months Ended June 30, 2010 and 2009

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Six Months Ended June 30		Increase (Decrease)
	2010	2009	Dollars	Percentage
Revenues:
Licenses
Americas	$88,296	$77,012	$11,284	14.7%
Rest of World	53,785	46,997	6,788	14.4%

Total license revenues	142,081	124,009	18,072	14.6%

Services
Americas	143,684	141,327	2,357	1.7%
Rest of World	71,508	64,518	6,990	10.8%

Total service revenues	215,192	205,845	9,347	4.5%

Total revenues	$357,273	$329,854	$27,419	8.3%

License Revenues — The increase in license revenues was due primarily to increased sales of our Windows Management products across all sales regions. Our license revenues from Windows Management products in the Americas, EMEA and APAC sales regions increased by $6.0 million, $4.7 million and $3.6 million, respectively. In addition, increased sales in our Database Management products, particularly in our Americas sales region of $5.6 million contributed to the growth in our license revenues. Our 2010 license revenues were positively impacted by the weakening U.S. Dollar relative to certain non-U.S. Dollar currencies in 2010, partially offset by an appreciating U.S. Dollar relative to the Euro and British Pound. This resulted in more U.S. Dollar equivalent revenues for several currencies. Since certain of our international sales are denominated in non-U.S. Dollar currencies, the impact from foreign currency comprised approximately $4.3 million, or 23.7%, of the overall increase in license revenues.

Service Revenues — The main driver of our growth in services revenues was maintenance renewals on our Windows Management products across all sales regions. Our maintenance revenues from Windows Management products in the Americas, EMEA and APAC sales regions increased by $4.9 million, $3.8 million and $2.2 million, respectively. Revenue from consulting and training services as a percentage of total service revenues was approximately 9.7% and 8.6% of total service revenues in the six months ended June 30, 2010 and 2009, respectively.

Cost of Revenues

Total cost of revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Six Months Ended June 30		Increase (Decrease)
	2010	2009	Dollars	Percentage
Cost of Revenues:
Licenses	$3,714	$3,542	$172	4.9%
Services	30,360	28,260	2,100	7.4%
Amortization of purchased technology	8,458	9,941	(1,483)	(14.9)%

Total cost of revenues	$42,532	$41,743	$789	1.9%

Cost of Licenses — Cost of licenses as a percentage of license revenues was 2.6% and 2.9% for the six months ended June 30, 2010 and 2009, respectively. Cost of licenses was comparable to the same period in 2009.

Cost of Services — Cost of services as a percentage of service revenues was 14.1% and 13.7% in the six months ended June 30, 2010 and 2009, respectively. The impact from foreign currency comprised approximately 51.2% of the overall increase in cost of services.

Amortization of Purchased Technology — The decrease is due to past acquisition-related purchased technology being fully amortized prior to January 1, 2010 coupled with fewer acquisitions completed during the past 18 months. We acquired Völcker in July 2010 and we expect the acquisition of Surgient to close during the third quarter of 2010 (refer to Note 16 – Subsequent Events of our Notes to Condensed Consolidated Financial Statements for additional details), as a result of these acquisitions we anticipate amortization of purchased technology to increase.

Operating Expenses

Year-over-year changes in the principal components of our operating expenses are as follows (in thousands, except for percentages):

	Six Months Ended June 30		Increase (Decrease)
	2010	2009	Dollars	Percentage
Operating Expenses:
Sales and marketing	$140,422	$132,028	$8,394	6.4%
Research and development	72,016	73,206	(1,190)	(1.6)%
General and administrative	39,173	36,200	2,973	8.2%
Amortization of other purchased intangible assets	6,325	6,667	(342)	(5.1)%

Total operating expenses	$257,936	$248,101	$9,835	4.0%

Sales and Marketing — Sales and marketing expenses as a percentage of total revenues for the six months ended June 30, 2010 was 39.3%, which is comparable to 40.0% in the first half of 2009. The increase in sales and marketing expense during the six months ended June 30, 2010 over the comparable period in 2009 was due primarily to an increase in personnel related costs of $5.3 million, $4.5 million of which relates to commissions expense. Our average full time sales and marketing employee headcount for the six months ended June 30, 2010 decreased by 101. Also, travel-related expenses increased by $1.5 million compared to the same period in 2009. The impact from foreign currency comprised approximately 48.2%, or $4.0 million of the overall increase in sales and marketing expenses.

Research and Development — Research and development expenses as a percentage of total revenues was 20.1% and 22.2% for the six months ended June 30, 2010 and 2009, respectively. The decrease in research and development expense during the six months ended June 30, 2010 as compared to the same period in 2009 was due primarily to a $1.5 million decrease in general expenses (mainly consulting and other professional fees). Personnel related costs were comparable in the same period last year. Our average full-time employee headcount was 1,116 compared to 1,226 in the first half of 2009. Foreign currency had a negative impact of $3.2 million on research and development expenses for the six months ended June 30, 2010.

General and Administrative — General and administrative expenses as a percentage of total revenues remained flat at 11.0% for the six months ended June 30, 2010 compared to the same period in 2009. The increase in general and administrative expense during the six months ended June 30, 2010 over the comparable period in 2009 was due primarily to an increase of $3.2 million in personnel related costs, of which $1.7 million relates to higher stock-based compensation as a result of restricted stock and stock option awards issued in the second half of 2009. The impact from foreign currency comprised approximately 26.3% of the overall increase in general and administrative expenses.

Amortization of Other Purchased Intangible Assets — The decrease is due to past acquisition-related other purchased intangible assets being fully amortized prior to January 1, 2010 coupled with fewer acquisitions completed during the past 18 months. We acquired Völcker in July 2010 and we expect the acquisition of Surgient to close during the third quarter of 2010 (refer to Note 16 – Subsequent Events of our Notes to Condensed Consolidated Financial Statements for additional details). As a result of these acquisitions we anticipate amortization of other purchased intangible assets to increase.

Other (Expense) Income, Net

Other (expense) income, net consists of the following (in thousands):

	Six Months Ended June 30		Increase (Decrease)
	2010	2009	Dollars	Percentage
Interest income	$844	$1,194	$(350)	(29.3)%
Interest expense	(2,238)	(725)	(1,513)	208.7%
Foreign currency gains (losses), net	(8,853)	986	(9,839)	(997.9)%
Forward foreign currency contracts gains (losses), net	2,506	(1,408)	3,914	(278.0)%
Unrealized gains on ARS	2,970	5,778	(2,808)	(48.6)%
Unrealized losses on Put Options	(2,978)	(5,376)	2,398	(44.6)%
Other income, net	300	185	115	62.2%

Total other (expense) income, net	$(7,449)	$634	$(8,083)	(1,274.9)%

The largest impact to other (expense) income, net this period was attributed to a foreign currency loss of $8.9 million compared to a gain of $1.0 million in the comparable period of 2009 due to the relative strength in the U.S. Dollar that negatively impacted our net monetary asset positions. This was partially offset by an increase in forward foreign currency contract gains (losses) of $3.9 million. Unrealized gains on our auction rate securities decreased by $2.8 million offset by a corresponding decrease in unrealized losses on our Put Options of $2.4 million (see Note 4 – Cash and Cash Equivalents and Investments of our Notes to Condensed Consolidated Financial Statements for additional information regarding our auction rate securities and Put Options). Interest expense was $2.2 million and $0.7 million in the six months ended June 30, 2010 and 2009, respectively. The increase in interest expense is due to debt agreements entered during the second half of 2009. See Note 8 – Loans Payable of our Notes to Condensed Consolidated Financial Statements for additional information regarding our debt agreements.

Income Tax Provision

During the six months ended June 30, 2010, the provision for income taxes decreased to $16.4 million from $10.3 million in the comparable period in 2009. The effective income tax rate for the six months ended June 30, 2010 was approximately 33.1% compared to 25.2% in the comparable period of 2009. The increase is primarily a result of the mix of pre-tax income between high and low tax jurisdictions, and other discrete items impacting the quarter ended June 30, 2010. Discrete items included an increase to income tax provision relating to the write-off of deferred tax assets associated with cancelled, forfeited and expired stock options recorded during the three months ended June 30, 2010, and adjustments related to our adoption of FASB’s new accounting guidance on business combinations and enactment of California legislation during the period.

Liquidity and Capital Resources

Cash and cash equivalents and short-term and long-term investments were approximately $439.2 million and $385.5 million as of June 30, 2010 and December 31, 2009, respectively.

At June 30, 2010, we held within short-term investments $4.5 million (with a fair value of $4.2 million) of investment grade municipal notes with an auction reset feature (“auction rate securities” or “ARS”). These securities are collateralized by higher education funded student loans which are supported by the federal government as part of the Federal Family Education Loan Program (“FFELP”). We exercised our Put Options on July 1, 2010 under our Rights Agreements and we redeemed our remaining ARS of $4.5 million (refer to Note 16 – Subsequent Events of our Notes to Condensed Consolidated Balance Sheet for further details).

Summarized annual cash flow information is as follows (in thousands):

	Six Months Ended June 30
	2010	2009
Cash provided by operating activities	$100,580	$72,564
Cash used in investing activities	(33,975)	(4,736)
Cash used in financing activities	(45,230)	(1,066)
Effect of exchange rate changes	1,833	383

Net increase in cash and cash equivalents	$23,208	$67,145

Operating Activities

Cash provided by operating activities is primarily comprised of net income, adjusted for non-cash activities such as depreciation and amortization and compensation expense associated with share-based payments. These non-cash adjustments represent charges reflected in net income and, therefore, to the extent that non-cash items increase or decrease our future operating results, there will be no corresponding impact on our cash flows. After excluding the effects of these non-cash charges, the primary changes in cash flows relating to operating activities resulted from changes in operating assets and liabilities. The analyses of the changes in our operating assets and liabilities are as follows:

•

Accounts receivable, net decreased by $37.4 million to $120.2 million at June 30, 2010 compared to December 31, 2009 resulting in a decrease in operating assets and reflecting a cash inflow of $33.3 million for the six months ended June 30, 2010. Days sales outstanding (“DSO”), improved to 59 days at June 30, 2010 compared to 75 days at December 31, 2009. Our daily sales decreased to $2.0 million for the quarter ended June 30, 2010 compared to $2.1 million for the quarter ended December 31, 2009. Collection of accounts receivable and related DSO could fluctuate in future periods due to the timing and amount of our revenues and their linearity and the effectiveness of our collection efforts.

•

Deferred revenue decreased by $3.1 million at June 30, 2010 from $372.1 million at December 31, 2009, resulting in a decrease in operating liabilities and reflecting a cash outflow of $3.1 million for the six months ended June 30, 2010. The decrease in deferred revenue was due primarily to the decrease in sales of our time-based software licenses and to the slower growth of our software post-contract technical support services customer base.

•

Accrued compensation decreased by $6.1 million to $39.7 million at June 30, 2010 compared to December 31, 2009 resulting in a decrease in operating liabilities and reflecting a cash outflow of $7.1 million for the six months ended June 30, 2010. The decrease in accrued compensation was primarily due to the decreases in accrued commissions and accrued bonuses by $5.4 million and $2.0 million, respectively. Our full-time employee headcount decreased to 3,279 at June 30, 2010 compared to 3,365 at December 31, 2009.

•

Income taxes payable increased by $12.3 million to $4.2 million at June 30, 2010 compared to December 31, 2009 resulting in an increase in operating liabilities and reflecting a cash inflow of $8.7 million for the six months ended June 30, 2010. Net cash paid for income taxes for the six months ended June 30, 2010 was $2.3 million.

Investing Activities

Cash flows from investing activities in the six months ended June 30, 2010 included $6.8 million in capital expenditures, $132.3 million from purchases of investment securities, and $2.0 million funded to one of our cost method investees. We received $107.2 million in proceeds from sale and maturities of our investment securities. Included in the proceeds from sale and maturities of our investment securities were redemptions of approximately $43.0 million par value of our ARS during the six months ended June 30, 2010, respectively. We exercised our Put Options on July 1, 2010 under the Agreements, and redeemed our remaining ARS of $4.5 million par value (refer to Note 16 – Subsequent Events of our Notes to Condensed Consolidated Financial Statements for further details).

We expect that we will continue to purchase property and equipment needed in the normal course of our business. We plan to use excess cash generated from operations to invest in short and long-term investments consistent with past investment practices. Also, we plan to use cash generated from operations and/or proceeds from our investment securities to fund other strategic investment and acquisition opportunities that we continue to evaluate. In July 2010, we acquired Völcker, a German company with a product called ActiveEntry in the Identity Access Management market (refer to Note 16

– Subsequent Events of our Notes to Condensed Consolidated Financial Statements for additional details). This acquisition further enables us to expand our identity management capabilities beyond the Microsoft infrastructure. In addition, we signed a definitive agreement to acquire Surgient, an Austin, Texas-based cloud management company, and this acquisition is expected to close during the third quarter of 2010 (refer to Note 16- Subsequent Events of our Notes to Condensed Consolidated Financial Statements for additional details).

Financing Activities

Cash used in financing activities in the six months ended June 30, 2010 included $37.4 million paid for repurchases of our common stock and $32.3 million for repayment of loans outstanding. We received net proceeds of $23.3 million from the issuance of our common stock due to exercises of stock options.

In August 2009, our Board of Directors authorized a stock repurchase of up to $100 million of our common stock. Refer to Note 8 – Stockholders’ Equity for further information on our stock repurchases. During the three months ended June 30, 2010, we repurchased 0.3 million shares under this stock repurchase authorization at a weighted-average price per share of $16.67, for a total cost of $5.3 million. A total of $51.5 million remains available pursuant to this stock repurchase authorization.

We have fully paid the $32.1 million balance outstanding on our UBS Financial Services line of credit from the proceeds on redemptions of our auction rate securities of approximately $43.0 million for the six months ended June 30, 2010. We were in compliance with all debt-related covenants at June 30, 2010. For additional information on our loans payable, please refer to Note 5 – Loans Payable of our Notes to Condensed Consolidated Financial Statements.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to revenue recognition, asset valuations (including accounts receivable, goodwill and intangible assets), share-based compensation, income taxes and functional currencies for purpose of consolidation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets, and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of the critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments listed above are discussed further in our Annual Report on Form 10-K for the year ended December 31, 2009 under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no material changes to our critical accounting policies or estimates during the six months ended June 30, 2010.

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

Our exposure to foreign exchange risk originates both from our foreign operations net profits and losses denominated in currencies other than the U.S. Dollar, as well as our net balances of monetary assets and liabilities in our foreign subsidiaries. These exposures have the potential to produce either gains or losses depending on the directional movement of the foreign currencies versus the U.S. Dollar and our operational profile in foreign subsidiaries. Our cumulative currency gains or losses in any given period may be lessened by the economic benefits of diversification and the correlative relationships of different currencies, but there can be no assurance that this pattern will continue to be true in future periods. During the three and six months ended June 30, 2010, we had a positive effect of $1.6 million and $4.8 million, respectively, on total revenues and a negative effect of $3.6 million and $9.1 million, respectively, on total expenses related to foreign currency fluctuation when comparing 2010 rates to 2009. In addition, during the three months and six months ended June 30, 2010, we had a $4.7 million and $8.9 million, respectively, in foreign currency loss within other (expense) income, net compared to a $5.4 million and $1.0 million foreign currency gain in the comparable periods in 2009.

The foreign currencies to which we currently have the most significant exposure are the Euro, the Canadian Dollar, the British Pound, the Australian Dollar and the Russian Ruble. During 2009, we implemented a limited foreign exchange hedging program. We enter into hedges in the form of forward foreign currency contracts to reduce the range of outcomes foreign currency rate changes can have on non-functional currency denominated forecasted transactions and balance sheet positions, which include certain monetary assets and liabilities denominated in foreign currencies. The forward foreign currency contracts are carried at fair value and denominated in various currencies as listed in the tables below. The duration of forward contracts ranges from less than one month to nine months. A description of our accounting for forward foreign currency contracts is included in Note 12 – Derivative Instruments of our Notes to Condensed Consolidated Financial Statements.

The magnitude of success of our hedging activities depends upon the accuracy of our estimates of various balances and transactions denominated in non-functional currencies. To the extent our estimates are correct, gains and losses on our forward foreign currency contracts will be offset by corresponding losses and gains on the underlying transactions. In order to monitor the financial impact of our foreign currency hedges, we subject our hedges to a stress test. This test is intended to quantify the impact to our financial statements of an abnormal change in the foreign currency rates in which we do business. When subjected to a 10% adverse change, we estimated that the fair value of our contracts would decline by $9.8 million. When subjected to a 20% adverse change, we estimated that the fair value of our contracts would decline by $19.6 million.

We do not use forward foreign currency contracts for speculative or trading purposes. We enter into forward foreign currency contracts with reputable financial institutional counterparties whose financial health we monitor. To date, we have not experienced nonperformance by any of these counterparties and anticipate performance by all counterparties.

The following table summarizes the notional amounts of our outstanding forward foreign currency contracts at June 30, 2010 and December 31, 2009. All contracts have maturities of nine months or less. ( in U.S. Dollars in thousands):

Currency	June 30 2010	December 31 2009
Australian Dollar	$3,918	$2,545
Canadian Dollar	8,482	11,554
Danish Krone	986	1,214
Euro	53,240	21,991

Currency	June 30 2010	December 31 2009
British Pound	19,148	9,965
Israeli Shekel	2,055	1,947
Brazil Real	3,294	—
Swedish Krona	257	—
Norwegian Krone	614	—
Russian Ruble	5,828	5,586

Total	$97,822	$54,802

Interest Rate Risk

Our exposure to market interest-rate risk relates primarily to our investment portfolio. We traditionally do not use derivative financial instruments to hedge the market risks of our investments. We place our investments with high-quality issuers and money market funds and articulate allocation limits in our investment policy to any one issuer other than the United States government. Our investment portfolio as of June 30, 2010 consisted of money market funds, U.S. Treasuries, US agency securities, commercial paper, certificates of deposit, corporate bonds and ARS. Investments purchased with an original maturity of three months or less are considered to be cash equivalents. We classify our ARS as trading securities and all other investments as available-for-sale securities. Trading securities are carried at fair value, with changes in fair value reported in earnings. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity.

At June 30, 2010, we held within short-term investments $4.5 million (with a fair value of $4.2 million) of ARS. The Dutch auction process that resets the applicable interest rate at predetermined calendar intervals is intended to provide liquidity to the holder of the ARS by matching buyers and sellers within a market context enabling the holder to gain immediate liquidity by selling such interests at par or rolling over their investment. The auctions for these securities began failing in 2008. When auctions fail, our securities earn interest based on formulaic multiples of municipal bond indices such as the JJ Kenny Index or the S&P High Grade Index. The resulting interest rate has been highly sensitive to changes in the short term structure of interest rates and asset backed securities. We exercised our Put Options on July 1, 2010 under our Rights Agreement and our remaining ARS of $4.5 million were redeemed (refer to Note 16 – Subsequent Events of our Condensed Consolidated Financial Statements for further details).

Information about our investment portfolio is presented in the table below, which states the amortized book value and related weighted-average interest rates by year of maturity (in thousands):

	Amortized Book Value	Weighted Average Rate
Investments maturing by June 30
2011(1)	$301,200	0.28%
2012	50,300	1.12%
2013	23,485	1.63%
2014	—	—
2015	—	—
Thereafter	—	—

Total portfolio	$374,985	0.47%

(1)	Includes $251.6 million in cash equivalents.

Item 4.	Controls and Procedures

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010 as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of that date, our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act were effective, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

The table below summarizes information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended June 30, 2010.

Period	Total Number of Shares of Common Stock Purchased (1)	Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2010 through April 30, 2010	—	$—	—	$56.8
May 1, 2010 through May 31, 2010	316,937	$16.67	316,937	$51.5
June 1, 2010 through June 30, 2010	—	$—	—	$51.5

Total	316,937	$16.67	316,937	$51.5

(1)	In August 2009, the Board of Directors authorized a plan to repurchase up to $100 million of our common stock. Any stock repurchases may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans. Rule 10b5-1 permits Quest to establish, while not in possession of material nonpublic information, prearranged plans to buy stock at a specific price in the future, regardless of any subsequent possession of material nonpublic information. The timing and actual number of shares repurchased will depend on a variety of factors including market conditions, corporate and regulatory requirements, and capital availability. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.
(2)	The price paid per share of common stock does not include the related transaction costs.

Item 6.	Exhibits

Exhibit Number	Exhibit Title

3.1*	Certificate of Incorporation of Quest Software, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2009)

3.2*	Bylaws of Quest Software, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2009)

4.1*	Form of Registrant’s Specimen Common Stock Certificate (incorporated by reference to our Registration Statement on Form S-1 and all amendments thereto filed on June 11, 1999 (File No. 333-80543))

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST SOFTWARE, INC.

Date: August 5, 2010	/S/ SCOTT J. DAVIDSON
Scott J. Davidson
Senior Vice President, Chief Financial Officer

/S/ SCOTT H. REASONER
Scott H. Reasoner
Vice President, Corporate Controller