Form 10-Q
period 2010-09-30
QUEST SOFTWARE INC
filed 2010-11-08
CIK 1088033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock as of October 28, 2010, was 88,432,196.

QUEST SOFTWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

QUEST SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 30 2010	December 31 2009
ASSETS
Current assets:
Cash and cash equivalents	$237,266	$292,940
Short-term investments	102,493	90,109
Accounts receivable, net of allowances of $5,905 and $5,605 at September 30, 2010 and December 31, 2009, respectively	144,173	157,534
Prepaid expenses and other current assets	31,015	32,974
Deferred income taxes	11,135	11,832

Total current assets	526,082	585,389
Property and equipment, net	72,101	70,051
Long-term investments	70,429	2,411
Intangible assets, net	67,824	76,072
Goodwill	705,374	670,481
Deferred income taxes	42,200	34,127
Other assets	26,914	26,607

Total assets	$1,510,924	$1,465,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,159	$3,714
Accrued compensation	45,551	45,831
Other accrued expenses	33,112	31,902
Loans payable	553	32,602
Deferred revenue	292,760	285,907

Total current liabilities	377,135	399,956

Long-term liabilities:
Deferred revenue	86,266	86,231
Income taxes payable	43,716	44,433
Loans payable	32,876	33,292
Other long-term liabilities	9,087	8,434

Total long-term liabilities	171,945	172,390

Total liabilities	549,080	572,346

Commitments and contingencies (Notes 3 and 17)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 200,000 shares authorized; 91,140 and 90,202 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	91	90
Additional paid-in-capital	698,303	689,385
Retained earnings	264,633	203,130
Accumulated other comprehensive (loss) income	(1,183)	187

Total stockholders’ equity	961,844	892,792

Total liabilities and stockholders’ equity	$1,510,924	$1,465,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Revenues:
Licenses	$80,582	$67,323	$222,663	$191,333
Services	112,460	103,526	327,652	309,371

Total revenues	193,042	170,849	550,315	500,704

Cost of revenues:
Licenses	2,465	2,197	6,178	5,740
Services	16,907	14,607	47,267	42,867
Amortization of purchased technology	4,105	4,983	12,564	14,924

Total cost of revenues	23,477	21,787	66,009	63,531

Gross profit	169,565	149,062	484,306	437,173

Operating expenses:
Sales and marketing	74,107	64,704	214,529	196,732
Research and development	38,124	34,721	110,140	107,928
General and administrative	21,585	18,971	60,758	55,170
Litigation loss provision	—	29,400	—	29,400
Amortization of other purchased intangible assets	3,186	3,258	9,512	9,925

Total operating expenses	137,002	151,054	394,939	399,155

Income (loss) from operations	32,563	(1,992)	89,367	38,018
Other income (expense), net	1,743	2,703	(5,706)	3,338

Income before income tax provision (benefit)	34,306	711	83,661	41,356
Income tax provision (benefit)	5,805	(2,238)	22,158	8,019

Net income	$28,501	$2,949	$61,503	$33,337

Net income per share:
Basic	$0.31	$0.03	$0.68	$0.36

Diluted	$0.31	$0.03	$0.66	$0.35

Weighted-average shares:
Basic	90,540	88,968	89,883	92,540
Diluted	93,161	91,846	92,522	94,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30
	2010	2009
Cash flows from operating activities:
Net income	$61,503	$33,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,493	36,596
Compensation expense associated with share-based payments	15,526	11,366
Deferred income taxes	5,237	1,184
Excess tax benefit related to stock-based compensation	(2,211)	(639)
Provision for bad debts	641	120
Litigation loss provision	—	29,400
Other non-cash adjustments, net	370	(544)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	14,248	32,128
Prepaid expenses and other current assets	3,357	(34)
Other assets	1,704	1,687
Accounts payable	1,371	(1,988)
Accrued compensation	(4,294)	(7,691)
Other accrued expenses	(1,817)	(10,584)
Income taxes payable	(7,165)	(8,280)
Deferred revenue	3,161	(3,733)
Other liabilities	(1,513)	3,508

Net cash provided by operating activities	122,611	115,833

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(55,029)	—
Purchases of property and equipment	(11,265)	(8,277)
Cash paid for software rights	(2,229)	—
Change in restricted cash	767	1,690
Purchases of cost method investments	—	(3,000)
Purchases of investment securities	(216,193)	(11,993)
Sales and maturities of investment securities	139,322	1,289
Notes receivable from a cost method investee	(2,000)	—

Acquisition related payments	(2,029)	(96)

Net cash used in investing activities	(148,656)	(20,387)

Cash flows from financing activities:
Proceeds from loans payable	—	68,428
Repayment of loans payable	(32,466)	(782)
Repurchase of common stock	(37,373)	(101,119)
Repayment of capital lease obligations	(190)	(193)
Cash paid for line of credit fees	—	(1,979)
Proceeds from the exercise of stock options	37,271	27,600
Excess tax benefit related to share-based compensation	2,211	639

Net cash used in financing activities	(30,547)	(7,406)

Effect of exchange rate changes on cash and cash equivalents	918	(470)

Net (decrease) increase in cash and cash equivalents	(55,674)	87,570
Cash and cash equivalents, beginning of period	292,940	215,895

Cash and cash equivalents, end of period	$237,266	$303,465

Supplemental disclosures of consolidated cash flow information:
Cash paid for interest	$2,557	$2,858

Cash paid for income taxes	$23,540	$13,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Net income	$28,501	$2,949	$61,503	$33,337

Other comprehensive (loss) income:
Unrealized loss on foreign currency hedges, net of tax	(1,819)	(2)	(1,768)	(2)
Unrealized income on available-for-sale securities, net of tax	409	—	398	—

Comprehensive income	$27,091	$2,947	$60,133	$33,335

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

Our accompanying unaudited condensed consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain immaterial amounts were not shown separately and immaterial reclassifications have been made to prior year amounts to conform to the current year presentation.

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

In April 2010, FASB issued an amendment to Stock Compensation. The amendment clarifies that an employee stock-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. We do not expect adoption of this guidance to have an impact to us since our stock-based payment awards have an exercise price denominated in the same currency of the market in which our Company shares are traded.

In July 2010, FASB issued an amendment to Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The amendment enhances disclosures about the credit quality of financing receivables and the allowance for credit losses. This Update requires an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. In addition, the amendments in this Update require an entity to disclose credit quality indicators, past due information, and modifications of its financing receivables. These improvements will help financial statement users assess an entity’s credit risk exposures and its allowance for credit losses. The amendment is effective for interim and annual periods ending on or after December 15, 2010. We do not expect adoption of this guidance to have an impact to us since we do not have any financing receivables.

NOTE 3 — ACQUISITIONS

Völcker Informatik AG — In July 2010, we acquired 100% voting equity interest of Germany-based Völcker Informatik AG (“Völcker”), a privately held identity management solutions provider, for cash consideration of approximately $20.2 million. The acquisition further extends the Quest® One Identity Solution product portfolio. In connection with the acquisition, Quest also agreed to certain post-closing payments with a maximum potential payout of approximately $5.0 million paid over three years, of which $2.5 million relates to an earn-out contingent upon achieving certain sales targets and the remainder to retention bonuses tied to continued employment. The estimated fair value of the earn-out contingency of $2.0 million has been recorded as an accrual, making the total purchase price approximately $22.2 million.

The earn-out contingency requires payments of up to $2.5 million that will be due and payable if certain levels of billings to customers for Völcker products are met during the three-year period subsequent to the close of the acquisition. The fair value

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

of the earn-out contingency was determined using the income approach with significant inputs that are not observable in the market. A key assumption is a discount rate consistent with our estimated pre-tax cost of debt. The expected outcomes were recorded at net present value. Subsequent changes in the fair value of the earn-out contingency will be recorded in earnings.

The acquisition has been accounted for as a business combination and the purchase price was allocated primarily to goodwill and other intangible assets. Actual results of operations of Völcker are included in our consolidated financial statements from the date of acquisition. Our preliminary allocation of the purchase price to assets and liabilities based upon fair value determinations was as follows (in thousands):

Current assets	$2,823
Acquired technologies with a useful life of 4.5 years	5,416
Customer relationships with a useful life of 4.5 years	3,401
Goodwill	13,930
Other assets	490
Current liabilities	(1,246)
Deferred income tax liabilities – non-current	(2,645)

Total purchase price	$22,169

The preliminary allocation of purchase price for Völcker was based upon valuation information and estimates and assumptions available at the time of filing. Our estimates and assumptions are subject to change and preliminary valuations are often finalized after a reporting period. The areas of the purchase price allocation that are not yet finalized and are subject to change within the measurement period relate to the valuation of certain intangible assets, deferred revenue, income taxes and resulting goodwill.

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

The pro forma effects of Völcker would not have been material to our results of operations for the nine months ended September 30, 2010 and 2009, and therefore are not presented.

Surgient, Inc. — In August 2010, we acquired 100% voting equity interest of Texas-based Surgient, Inc. (“Surgient”), a privately held cloud management innovator for cash consideration of $35.0 million. Surgient will expand our cloud management set of capabilities. Surgient solutions are focused on creating and managing private enterprise clouds. The Surgient platform enables enterprise organizations to create flexible, robust, and scalable infrastructure-as-a-service (IaaS) clouds with existing data center infrastructure.

The acquisition has been accounted for as a business combination and the purchase price was allocated primarily to goodwill and other intangible assets. Actual results of operations of Surgient are included in our consolidated financial statements from the date of acquisition. Our preliminary allocation of the purchase price to assets and liabilities based upon fair value determinations was as follows (in thousands):

Current assets	$824
Acquired technologies with a useful life of 3.5 years	1,030
In-process research and development	120
Customer relationships with a useful life of 3.5 years	1,240
Goodwill	19,767
Deferred income tax assets – non-current	15,404
Other assets	1,275
Deferred revenue – current	(2,943)
Other current liabilities	(1,145)
Deferred revenue – non-current	(572)

Total purchase price	$35,000

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The preliminary allocation of purchase price for Surgient was based upon valuation information and estimates and assumptions available at the time of filing. Our estimates and assumptions are subject to change and preliminary valuations are often finalized after a reporting period. The areas of the purchase price allocation that are not yet finalized and are subject to change within the measurement period relate to the valuation of certain intangible assets, deferred revenue, income taxes and resulting goodwill.

The intangible assets will be amortized over the pattern in which the economic benefits of the intangible assets are being utilized, which in general reflects the cash flows generated from such assets. We acquired one in-process research and development (“IPR&D”) project. The value assigned to the IPR&D project was determined utilizing the income approach by determining cash flow projections relating to the project. We applied a discount rate of 12% to determine the value of the IPR&D project. The IPR&D project will be assessed for impairment until completed. Upon completion, the project will be amortized over its estimated useful life over the pattern in which the economic benefit of the intangible asset is being utilized. The goodwill associated with this acquisition is reported within our license and service segments of our business, and is not expected to be deductible for tax purposes. The goodwill allocation of 55% to licenses and 45% to services is based on both historical and projected relative contribution from licenses and services revenues. Goodwill results from expected synergies from the transaction, including complementary products that will enhance our overall product portfolio, and opportunities within new markets, which we believe will result in incremental revenue and profitability.

The pro forma effects of Surgient would not have been material to our results of operations for the nine months ended September 30, 2010 and 2009, and therefore are not presented.

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

Reportable segment data for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands):

	Licenses	Services	Total
Three months ended September 30, 2010:
Revenues	$80,582	$112,460	$193,042
Cost of revenues	6,570	16,907	23,477

Gross profit	$74,012	$95,553	$169,565

Three months ended September 30, 2009:
Revenues	$67,323	$103,526	$170,849
Cost of revenues	7,180	14,607	21,787

Gross profit	$60,143	$88,919	$149,062

Nine months ended September 30, 2010:
Revenues	$222,663	$327,652	$550,315
Cost of revenues	18,742	47,267	66,009

Gross profit	$203,921	$280,385	$484,306

Nine months ended September 30, 2009:
Revenues	$191,333	$309,371	$500,704
Cost of revenues	20,664	42,867	63,531

Gross profit	$170,669	$266,504	$437,173

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Revenues are attributed to geographic areas based on the location of the Quest entity from which the products or services were invoiced. Revenues and long-lived assets concerning principal geographic areas in which we operate are as follows (in thousands):

	United States	Ireland	Other International (2)	Total
Three months ended/As of September 30, 2010:
Revenues	$126,506	$22,892	$43,644	$193,042
Long-lived assets (1)	86,011	6	12,998	99,015
Three months ended/As of September 30, 2009:
Revenues	$108,656	$15,951	$46,242	$170,849
Long-lived assets (1)	84,625	15	13,222	97,862
Nine months ended/As of September 30, 2010:
Revenues	$346,797	$66,439	$137,079	$550,315
Long-lived assets (1)	86,011	6	12,998	99,015
Nine months ended/As of September 30, 2009:
Revenues	$314,543	$45,645	$140,516	$500,704
Long-lived assets (1)	84,625	15	13,222	97,862

(1)	Includes property and equipment, net and other assets
(2)	No single location within Other International accounts for greater than 10% of total revenues

NOTE 5 — CASH AND CASH EQUIVALENTS AND INVESTMENTS

The following table summarizes our cash and cash equivalents and investments by balance sheet classification at the dates indicated (in thousands):

	September 30, 2010		December 31, 2009
	Cost	Fair Value(1)	Cost	Fair Value(1)
Cash and cash equivalents	$237,296	$237,266	$292,940	$292,940
Short-term investments	102,465	102,493	93,459	90,109
Long-term investments	70,408	70,429	2,416	2,411

Total cash and cash equivalents and investments	$410,169	$410,188	$388,815	$385,460

(1)	See Note 15 – Fair Value Measurements for details regarding fair value measurements.

The following table summarizes our investments by investment category at the dates indicated (in thousands):

	September 30, 2010		December 31, 2009
Investment category:	Cost	Fair Value	Cost	Fair Value
Available-for-sale securities:
US treasury securities	$37,495	$37,537	$34,982	$34,978
US agency securities	39,924	39,946	1,500	1,495
Commercial paper	35,014	35,057	4,998	4,998
Corporate notes/bonds	55,602	55,544	—	—
Certificates/Term deposits	4,838	4,838	6,820	6,820

Total available-for-sale securities	172,873	172,922	48,300	48,291

Trading securities:
Municipal auction rate securities	—	—	47,575	44,229

Total investments	$172,873	$172,922	$95,875	$92,520

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

At December 31, 2009, we held $47.6 million par value (with a fair value of $44.2 million) in municipal notes with an auction reset feature (“auction rate securities” or “ARS”). In October 2008, we entered into agreements (the “Agreements”) with the investment firm that sold us our ARS. By entering into the Agreements, we (1) received the right (“Put Options”) to sell all of our ARS back to the investment firm at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, (2) gave the investment firm the right to purchase all of our ARS or sell them on our behalf at par anytime after the execution of the Agreements through July 2, 2012, (3) received an offer for a “no net cost” loan for up to 70% of the par value of the ARS until June 30, 2010, and (4) agreed to release the investment firm from certain potential claims related to the collateralized ARS in certain specified circumstances. We exercised our Put Options on July 1, 2010 under the Agreements with the investment firm that sold us our ARS and the investment firm transferred our remaining ARS of $4.5 million par value out of our account and replaced with cash, fulfilling their obligation under the Agreements and reducing our auction rate securities to zero.

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS, NET

The changes in the carrying amount of goodwill by reportable operating segment for the nine months ended September 30, 2010 are as follows (in thousands):

	Licenses	Services	Total
Balance as of December 31, 2009	$470,934	$199,547	670,481
Acquisitions (1)	17,837	15,860	33,697
Adjustments (2)	809	387	1,196

Balance as of September 30, 2010	$489,580	$215,794	$705,374

(1)	Refer to Note 3 – Acquisitions for additional details.
(2)	Primarily from post-acquisition payment obligations to former shareholders of acquisitions we made in 2007 pursuant to accounting principles applicable to acquisitions in that year offset by $0.9 million primarily from income tax related purchase price allocation adjustments for our December 2009 acquisition of PacketTrap, Inc.

Intangible assets, net are comprised of the following (in thousands):

	September 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology and IPR&D (1)	$163,143	$(130,032)	$33,111	$154,247	$(117,424)	$36,823
Customer relationships	74,318	(47,686)	26,632	69,577	(39,438)	30,139
Non-compete agreements	13,919	(13,007)	912	13,919	(12,176)	1,743
Trademarks and trade names (2)	13,302	(6,133)	7,169	13,080	(5,713)	7,367

	$264,682	$(196,858)	$67,824	$250,823	$(174,751)	$76,072

(1)	With our 2009 acquisition of PacketTrap and this quarter’s acquisition of Surgient, IPR&D projects were identified and valued. These projects will be assessed for impairment. Upon completion, the projects will be amortized over its estimated useful life.
(2)	Trademarks and trade names include $6.2 million and $0.8 million in trade names related to our acquisition of ScriptLogic and PacketTrap, respectively, that each have an indefinite useful life, and as such are not being amortized.

Amortization expense for amortizing intangible assets was $7.3 million and $22.1 million for the three and nine months ended September 30, 2010, respectively. This compares to $8.2 million and $24.8 million for the three and nine months ended September 30, 2009, respectively.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Estimated annual amortization expense related to amortizing intangible assets reflected on our September 30, 2010 condensed consolidated balance sheet is as follows (in thousands):

Estimated Annual Amortization Expense
2010 (remaining quarter)	$6,718
2011	26,243
2012	18,726
2013	5,535
2014 and thereafter	3,602

Total accumulated amortization	$60,824

NOTE 7 — COST METHOD INVESTMENTS

Our investments in early stage private companies do not have a readily determined market value and are accounted for under the cost method, given that we do not have the ability to exercise significant influence. Our cumulative investments in four non-consolidated companies and one private equity fund are included as part of Other assets in our condensed consolidated balance sheets and carried at $16.5 million and $14.4 million as of September 30, 2010 and December 31, 2009, respectively. In the first quarter of 2010, we had $2.0 million in notes receivable from a cost method investee included in Other assets in our condensed consolidated balance sheet. The loan bore interest on the outstanding principal amount at the rate of 10% per annum. The note was due and payable on November 1, 2011. In August 2010, the principal amount plus all accrued interest under the notes receivable was converted into equity and was reclassified to cost method investments.

NOTE 8 — LOANS PAYABLE

In February 2009, we entered into a two year revolving line of credit agreement with Wells Fargo Foothill, LLC as the arranger, administrative agent and lender. We intend to use any proceeds from the credit agreement for working capital and other general corporate purposes. The credit agreement allows for cash borrowings and letters of credit under a secured revolving credit facility of up to a maximum of $100 million. Interest will accrue at a floating rate based on, at the Company’s election, (i) LIBOR (subject to reserve requirements and a minimum LIBOR of 2.75%) or (ii) the greatest of (a) 4.0%, (b) the Federal Funds Rate plus 0.5% or (c) Wells Fargo’s prime rate, in each case, plus an applicable margin. The credit agreement includes limitations on the Company’s ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividend payments, and dispose of assets. The credit agreement is secured by substantially all of the Company’s assets, subject to certain exceptions including the Company headquarters facility, and includes certain financial covenants. Total fees associated with this line of credit were approximately $2.0 million and will be amortized over the life of the credit agreement as interest expense. For the three and nine months ended September 30, 2010, $0.2 million and $0.7 million, respectively, in amortization of these fees was recognized as interest expense within other income (expense), net. As of September 30, 2010, we have a zero balance outstanding under this line of credit.

In August 2009, we entered into a loan agreement with Mutual of Omaha Bank whereby we borrowed an aggregate principal amount of $34 million. The loan is secured by our real property at our headquarters in Aliso Viejo, California. We intend to use the proceeds from the loan for working capital and other general corporate purposes. The loan matures in five years, during which time we will make equal monthly principal and interest payments at a 7.03% interest rate on a fixed rate, 25-year amortization schedule. Events of default include, among other things, payment defaults, breaches of covenants and bankruptcy events. In the case of a continuing event of default, the lender may, among other things, accelerate the payment of any unpaid principal and interest amounts, increase the then-current interest rate by 5% and foreclose on the real estate collateral. As of September 30, 2010, we have a $33.4 million balance outstanding with $0.5 million recorded as current and $32.9 million recorded as long-term portion of loans payable.

We were in compliance with all debt-related covenants at September 30, 2010.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 9 — OTHER INCOME (EXPENSE), NET

Other income (expense), net consists of the following (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Interest income	$682	$325	$1,526	$1,519
Interest expense	(1,116)	(962)	(3,355)	(1,687)
Foreign currency gains (losses), net (1)	5,379	3,360	(3,474)	4,347
Foreign currency contracts (losses) gains, net (2)	(3,308)	4	(803)	(1,405)
Other income (expense), net	106	(24)	400	563

Total other income (expense), net	$1,743	$2,703	$(5,706)	$3,337

(1)	Our foreign currency gains (losses), net are predominantly attributable to translation gains or losses on the re-measurement of our net balances of monetary assets and liabilities in our foreign subsidiaries, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar. The foreign currency translation adjustments to these balance sheet items are calculated by comparing the currency spot rates at the end of a month to the spot rates at the end of the previous month.
(2)	Relates to changes in fair value of our foreign currency contracts not designated as hedging instruments. See Note 14 — Derivative Instruments for further details.

NOTE 10 — INCOME TAX PROVISION

During the three and nine months ended September 30, 2010, the income tax provision (benefit) increased to $5.8 million and $22.2 million, respectively from $(2.2) million and $8.0 million in the comparable period in 2009. The effective income tax rate for the three and nine months ended September 30, 2010 was approximately 16.9% and 26.5%, respectively from (314.8)% and 19.4% in the comparable period of 2009. The increase is primarily a result of the mix of pre-tax income between high and low tax jurisdictions and settlement of the shareholder class action in the third quarter of 2009 related to our completed stock option investigation impacting the three and nine months ended September 30, 2010.

NOTE 11 — NET INCOME PER SHARE

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

The table below sets forth the reconciliation of the denominator of the net income per share calculation (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Shares used in computing basic net income per share	90,540	88,968	89,883	92,540
Dilutive effect of stock options and restricted stock units (1)	2,621	2,878	2,639	1,943

Shares used in computing diluted net income per share	93,161	91,846	92,522	94,483

(1)	Options to purchase 7.2 million and 3.7 million shares of common stock were outstanding during the three months ended September 30, 2010 and 2009, respectively, and 6.0 million and 8.9 million shares of common stock during the nine months ended September 30, 2010 and 2009, respectively, were outstanding but were not included in the computation of diluted net income per share as inclusion would have been anti-dilutive.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 12 — STOCKHOLDERS’ EQUITY

On August 9, 2009, the Board of Directors authorized a plan to repurchase up to $100 million of Quest’s common stock. Any stock repurchases may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans. Rule 10b5-1 permits Quest to establish, while not in possession of material nonpublic information, prearranged plans to buy stock at a specific price in the future, regardless of any subsequent possession of material nonpublic information. The timing and actual number of shares repurchased will depend on a variety of factors including market conditions, corporate and regulatory requirements, and capital availability. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. During the quarter ended September 30, 2010, we have no stock repurchases under this plan. A total of $51.5 million remains available pursuant to this stock repurchase authorization.

NOTE 13 — STOCK-BASED COMPENSATION

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

The 2008 Plan provides for the discretionary grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, and other forms of equity compensation (collectively, the “stock awards”). The number of shares of Common Stock available for issuance under the 2008 Plan is 24.5 million as of September 30, 2010. The number of shares of Common Stock reserved for issuance under the 2008 Plan will be reduced by 1 share for each share of Common Stock issued under the 2008 Plan pursuant to a stock option and by 1.94 shares for each share of Common Stock issued under the 2008 Plan pursuant to a restricted stock award, restricted stock unit award, or other stock award. As of September 30, 2010, there were 8.7 million shares available for grant under the 2008 Plan.

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

We used the following weighted-average assumptions for option awards granted during the three months and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Expected volatility	34.8%	38.0%	35.5%	39.5%
Expected term (in years)	5.6	5.9	5.9	5.9
Risk-free interest rate	1.7%	3.0%	2.1%	2.3%
Expected dividend yield	None	None	None	None

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

A summary of the activity of employee stock options during the nine months ended September 30, 2010, and details regarding the options outstanding and exercisable at September 30, 2010, are provided below:

	Number of Shares (in thousands)	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (2)
Outstanding at December 31, 2009	13,400	$16.77
Granted (1)	5,720	$18.90
Exercised	(2,881)	$12.94
Canceled/forfeited/expired	(1,319)	$34.48

Outstanding at September 30, 2010	14,920	$16.76	6.36	$118,633

Vested or expected to vest at September 30, 2010	13,971	$16.66	6.15	$112,594

Exercisable at September 30, 2010	6,983	$15.23	2.96	$67,156

(1)	Most of this was stock options granted in the third quarter of 2010 that are performance-based under our Managing For Results Profit Sharing Plan, and are subject to change.
(2)	These amounts represent the difference between the exercise price and $24.59, the closing price of Quest Software, Inc. stock on September 30, 2010 as reported on the NASDAQ National Market, for all options outstanding that have an exercise price currently below the closing price.

The weighted-average fair value of options granted during the nine months ended September 30, 2010 and 2009 was $7.08 and $5.39, respectively. The total intrinsic value of options exercised was $18.9 million and $8.2 million for the nine months ended September 30, 2010 and 2009, respectively. The total fair value of options vested during the nine months ended September 30, 2010 and 2009 was $4.9 million and $6.9 million, respectively.

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

A summary of our RSU awards activity during the nine months ended September 30, 2010 is provided below:

	Number of Shares	Weighted-Average Grant Date Fair Value (per share)
Nonvested at January 1, 2010	713,449	$12.79
Granted	716,507	$16.68
Vested	(473,110)	$11.01
Forfeited	(45,943)	$12.49

Nonvested at September 30, 2010	910,903	$14.96

The total fair value of RSU awards vested during the nine months ended September 30, 2010 and 2009 was $6.8 million and $4.3 million, respectively.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Stock-Based Compensation Expense

The following table presents the income statement classification of all stock-based compensation expense for the three months and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Cost of services	$329	$185	$711	$522
Sales and marketing	1,991	1,047	4,352	3,767
Research and development	2,336	1,473	5,346	4,073
General and administrative	1,700	1,330	5,117	3,004

Total stock-based compensation	6,356	4,035	15,526	11,366
Tax benefit associated with stock-based compensation expense (1)	2,460	1,614	6,009	4,546

Reduction of net income	$3,896	$2,421	$9,517	$6,820

(1)	The recognized tax benefit related to share-based compensation expense is estimated to be 38.7% and 40.0% for the three months ended September 30, 2010 and 2009, respectively, and 38.7% and 40.0% for the nine months ended September 30, 2010 and 2009, respectively. This approximates the blended Federal and State statutory tax rate after the benefit for state taxes.

As of September 30, 2010, total unrecognized stock-based compensation cost related to unvested stock option awards was $41.6 million, which is expected to be recognized over a weighted-average period of 3.5 years and total unrecognized stock-based compensation cost related to unvested RSU awards was $11.6 million, which is expected to be recognized over a weighted-average period of 1.8 years.

NOTE 14 — DERIVATIVE INSTRUMENTS

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

We utilize a balance sheet hedging program with the stated objective of reducing volatility within other income (expense), net. Under this program, we use derivatives in the form of forward foreign currency contracts to hedge certain balance sheet exposures. We do not designate these contracts as hedging instruments and therefore do not qualify for hedge accounting. Accordingly, these outstanding non-designated derivatives are recognized on the condensed consolidated balance sheet at fair value and the changes in fair value from these contracts are recorded in other income (expense), net, in the condensed consolidated income statement. These derivative contracts typically have a one month term.

We have a cash flow hedging program primarily focused on reducing volatility in our forecasted research and development cash expenses and license revenues; some of which are denominated in non-U.S. Dollar currencies. Under this program, we use derivatives in the form of forward foreign currency contracts and foreign currency option contracts to hedge certain forecasted transactions. These derivatives are designated as hedging instruments, with durations ranging from less than one month to twelve months, and therefore qualify for hedge accounting. Accordingly, these outstanding designated derivatives are recognized on the condensed consolidated balance sheet at fair value. Changes in value that are highly effective are recognized in Accumulated other comprehensive income (“AOCI”) on the condensed consolidated balance sheets, until the hedged item is recognized in the income statement. Any ineffective portion of a derivative’s change in fair value is recorded in other income (expense), net, in the condensed consolidated income statement. There was no material ineffectiveness in our cash flow hedging program for the nine months ended September 30, 2010.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

During the second quarter of 2010, we entered into approximately $18.3 million in forward foreign currency hedges for our anticipated acquisition of Völcker. This derivative was settled in the third quarter of 2010 as a result of our acquisition of Völcker in July 2010 (refer to Note 3 – Acquisitions for further details). We do not designate these types of contracts as hedging instruments. Accordingly, these outstanding non-designated derivatives are recognized on the condensed consolidated balance sheet at fair value and the changes in fair value from these contracts are recorded in other income (expense), net, in the condensed consolidated income statement.

We had the following notional amounts for our foreign currency contracts included in our condensed consolidated balance sheets (in U.S. Dollars in thousands):

Currency	September 30 2010	December 31 2009
Derivatives designated as hedging instruments
Australian Dollar	$1,597	$2,545
Canadian Dollar	5,442	11,554
Israeli Shekel	2,058	1,947
Russian Ruble	6,104	5,586
British Pound	9,004	—
Euro	20,341	6,440

Total	$44,546	$28,072

Derivatives not designated as hedging instruments
Danish Krone	$2,119	$1,214
Norwegian Krone	1,313	—
Swedish Krona	567	—
Euro	45,944	15,551
Australian Dollar	3,702	—
Brazil Real	6,934	—
British Pound	21,733	9,965

Total	$82,312	$26,730

Fair Value of Derivative Instruments

The following table provides the fair value of our foreign currency contracts included in our condensed consolidated balance sheets (in thousands):

	Derivative Assets				Derivative Liabilities
	September 30, 2010		December 31, 2009		September 30, 2010		December 31, 2009
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value(1)	Balance Sheet Location	Fair Value(1)	Balance Sheet Location	Fair Value(1)	Balance Sheet Location	Fair Value(1)

Foreign currency contracts	Prepaid expenses and other current assets	$595	Prepaid expenses and other current assets	$284	Other accrued expenses	$1,985	Other accrued expenses	$—

	Derivative Assets				Derivative Liabilities
	September 30, 2010		December 31, 2009		September 30, 2010		December 31, 2009
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value(1)	Balance Sheet Location	Fair Value(1)	Balance Sheet Location	Fair Value(1)	Balance Sheet Location	Fair Value(1)

Foreign currency contracts	Prepaid expenses and other current assets	$1	Prepaid expenses and other current assets	$836	Other accrued expenses	$2,510	Other accrued expenses	$—

(1)	See Note 15 – Fair Value Measurements for details.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The Effect of Derivative Instruments on Financial Performance

The following tables provide the effect derivative instruments had on our AOCI and results of operations (in thousands):

	Three Months Ended September 30
Derivatives designated as hedging instruments	Amount of loss recognized in AOCI (effective portion)		Location of loss reclassified from accumulated AOCI into income statement (effective portion)	Amount of gain (loss) reclassified from accumulated AOCI (effective portion)
	2010	2009		2010	2009
Foreign currency contracts	$(1,819)	$(2)	Revenues	$(305)	$—
			Operating expenses	$67	$—

	Nine Months Ended September 30
Derivatives designated as hedging instruments	Amount of loss recognized in AOCI (effective portion)		Location of loss reclassified from accumulated AOCI into income statement (effective portion)	Amount of gain reclassified from accumulated AOCI (effective portion)
	2010	2009		2010	2009
Foreign currency contracts	$(1,768)	$(2)	Revenues	$381	$—
			Operating expenses	$500	$—

	Three Months Ended September 30
Derivatives not designated as hedging instruments	Location of gain (loss) recognized on derivative instruments	Amount of (loss) gain recognized on derivative instruments
		2010	2009
Foreign currency contracts	Other income (expense), net	$(3,308)	$4

	Nine Months Ended September 30
Derivatives not designated as hedging instruments	Location of gain (loss) recognized on derivative instruments	Amount of loss recognized on derivative instruments
		2010	2009
Foreign currency contracts	Other income (expense), net	$(803)	$(1,405)

NOTE 15 — FAIR VALUE MEASUREMENTS

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

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

The following table represents our fair value hierarchy and the valuation techniques used for financial assets and financial liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2010
	Total	Level 1	Level 2	Level 3	Valuation Techniques
Assets:
Money market funds	$166,045	$166,045	$—	$—	(a	)
U.S. treasury securities	37,537	37,537	—	—	(a	)
U.S. agency securities	39,946	39,946	—	—	(a	)
Corporate notes/bonds	59,289	59,289	—	—	(a	)
Certificates of deposit	6,183	6,183	—	—	(a	)
Commercial paper	45,055	45,055	—	—	(a	)
Derivative assets (1)	596	—	596	—	(a	)

Total	$354,651	$354,055	$596	$—

Liabilities:
Derivative liabilities (1)	4,495	—	4,495	—	(a	)
Contingent consideration (2)	6,015	—	—	6,015	(b	)

Total	$10,510	$—	$4,495	$6,015

	December 31, 2009
	Total	Level 1	Level 2	Level 3	Valuation Techniques
Assets:
Money market funds	$178,303	$178,303	$—	$—	(a	)
U.S. treasury securities	55,371	55,371	—	—	(a	)
U.S. agency securities	1,495	1,495	—	—	(a	)
Certificates of deposit	8,598	8,598	—	—	(a	)
Commercial paper	29,991	29,991	—	—	(a	)
ARS	44,229	—	—	44,229	(b	)
Put Options	3,330	—	—	3,330	(b	)
Derivative assets (1)	1,120	—	1,120	—	(a	)

Total	$322,437	$273,758	$1,120	$47,559

Level 3 as % of total				14.7%

Liability:
Contingent consideration (2)	$4,000	$—	$—	$4,000	(b	)

(1)	See Note 14 – Derivative Instruments for details.
(2)	$4.0 million relates to our acquisition of PacketTrap in 2009 and $2.0 million relates to our acquisition of Völcker in the third quarter of 2010. Refer to Note 3 – Acquisitions for further details on earn-out contingency relating to Völcker.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

We held certain assets that are required to be measured at fair value on a recurring basis. These assets included cash equivalents and investments. At December 31, 2009, included in our investments was $44.2 million par value (with a fair value of $47.6 million) in ARS. We exercised our Put Options on July 1, 2010 under the Agreements with the investment firm that sold us our ARS and the investment firm transferred our remaining ARS of $4.5 million par value out of our account and replaced with cash, fulfilling their obligation under the Agreements and reducing our auction rate securities to zero.

The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2010 and 2009 (in thousands):

	Nine Months Ended September 30
	2010	2009
Total, beginning of the period	$47,559	$49,283
Realized gains on ARS included within other income (expense), net	3,322	5,778
Realized losses on put options included within other income (expense), net	(3,330)	(5,298)
Sale of ARS (par value)	(47,551)	(850)

Total, end of the period	$—	$48,913

Other Financial Assets and Liabilities

The carrying amounts of our other financial assets and liabilities including accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the relatively short period of time between their origination and their expected realization.

The book value and fair value of our current and long-term portion of loans payable as of September 30, 2010 are as follows (in thousands):

	Book Value	Fair Value (1)
Current portion of loans payable	$553	$553
Long-term portion of loans payable	32,876	32,876

	$33,429	$33,429

(1)	Estimated fair value of long-term debt is based on quoted prices for similar liabilities for which significant inputs are observable.

NOTE 16 — CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject us to credit risk include accounts receivable. We believe that credit risks related to our accounts receivable are moderated by the diversity of our products, customers and geographic sales areas. We monitor extensions of credit and have not experienced significant credit losses in the past. We maintain an allowance both for bad debts and for sales returns and cancellations and such losses and returns have historically been within management’s expectations. The Company’s significant customers consist primarily of resellers. We have one reseller customer that accounted for 10.9% of our total revenues for the nine months ended September 30, 2010. This customer also accounted for 16.8 % of our accounts receivable as of September 30, 2010.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 17 — COMMITMENTS AND CONTINGENCIES

Patent Litigation. On August 27, 2010, we filed a complaint in the United States District Court for the District of Utah against Centrify Corporation and Likewise Software alleging that Centrify’s DirectControl software and Likewise’s Enterprise software infringe Quest’s United States Patent No. 7,617,501 (the “‘501 Patent”). Our complaint seeks money damages, costs, attorneys’ fees, and the entry of permanent injunctions against each defendant. A trial in the ‘501 Patent litigation has not yet been set.

On August 30, 2010, Centrify filed a complaint in the United States District Court for the Northern District of Utah against Quest alleging that our Authentication Services software infringes Centrify’s United States Patent No. 7,591,005 (the “‘005 Patent”). Centrify’s complaint seeks an unspecified amount of money damages, costs, attorneys’ fees, and a permanent injunction. On October 21, 2010, we filed a motion to dismiss Centrify’s complaint for failure to state a claim on which relief may be granted. The court has yet to rule on our motion to dismiss, and a trial in the ‘005 Patent litigation has not been set. We believe the claims asserted against Quest by Centrify are without merit and we intend to defend vigorously against Centrify’s infringement claims.

On August 31, 2010, we filed a petition with the United States Patent and Trademark Office alleging that Centrify’s ‘005 Patent is invalid and requesting the Patent Office to commence an inter partes reexamination of the patentability of Centrify’s ‘005 Patent. On September 30, 2010, Centrify filed a petition with the United States Patent and Trademark Office alleging that our ‘501 Patent is invalid and requesting the United States Patent and Trademark Office to commence an inter partes reexamination of the patentability of our ‘501 Patent. We expect that the Patent Office likely will issue a decision indicating whether it will reexamine Centrify’s ‘005 Patent in early December 2010. The Patent Office likely will decide whether to reexamine our ‘501 Patent in early January 2011. If one or both petitions for reexamination are granted, patent examiners will be assigned to re-evaluate the patentability of one or both of the ‘501 and ‘005 patents. We believe that our ‘501 patent is valid and enforceable and intend to vigorously defend the patentability of the ‘501 patent in the event that Centrify’s petition for reexamination is granted.

General. The Company and its subsidiaries are involved in other legal proceedings, claims and litigation arising in the ordinary course of business. The foregoing discussion includes material developments that occurred during the three months ended September 30, 2010 or thereafter in our material legal proceedings.

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

We have trademarks and registered trademarks in the United States and other countries, including Quest, Quest Software, the Quest Software logo, AccessManager, ActiveDL, ActiveGroups, ActiveRoles, Benchmark Factory, Big Brother, BridgeAccess, BridgeAutoEscalate, BridgeSearch, BridgeTrak, ChangeAuditor, ChangeManager, CI Discovery, Defender, Desktop Authority, Directory Analyzer, DS Analyzer, DS Expert, Enterprise Security Reporter, File System Auditor, FlashRestore, Foglight, GPOADmin, Help Desk Authority, InstantAssist, IntelliProfile, InTrust, iToken, JClass, JProbe, LiteSpeed, LiveReorg, LogADmin, MessageStats, NBSpool, NetBase, PacketTrap, PassGo, PerformaSure, Point, Click, Done!, PowerGUI, Privilege Authority, Quest vWorkspace Ready, ReportADmin, RestoreADmin, ScriptLogic, Secure Copy, Security Explorer, Security Lifecycle Map, SelfServiceADmin, SharePlex, Simplicity at Work, Spotlight, SQL Navigator, Stat, StealthCollect, Tag and Follow, Toad, T.O.A.D., Toad World, vConverter, vEcoShell, VESI, vFoglight, Vizioncore, Vizioncore vAutomation, Vizioncore vEssentials, vRanger, vSpotlight, vToad, WebDefender, and XRT. Other trademarks and registered trademarks are the property of their respective owners.

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

Quarterly Update

As discussed in more detail throughout our MD&A, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, we delivered the following financial performance:

•	Total revenues increased by $22.2 million, or 13.0%, to $193.0 million while license revenues grew 19.7% to $80.6 million.

•	Total expenses decreased by $12.4 million, or 7.2%, to $160.4 million.

•	Income from operations increased to $32.6 million from a loss from operations of $2.0 million.

•	Diluted earnings per share increased by $0.28, or 933.3%, to $0.31.

Our third quarter 2010 total revenues increased by 13.0% compared to the same period in 2009, as our Americas sales region, which includes United States, Canada and Latin America was led by our U.S. Federal Government group and showed continuous improvement. Our EMEA sales region, which includes Europe, the Middle East and Africa, as well as our Asia Pacific (“APAC”) sales region showed comparable revenues from the third quarter of 2009, although within our EMEA results, revenues in the U.K. continue to be sluggish. Our Americas sales region contributed 69.1% of total revenues and the rest of the world contributed 30.9% of total revenues in the quarter as compared to 66.2% and 33.8% in the comparable quarter last year.

Our license revenues grew 19.7 % compared to the same period in 2009. The growth this quarter was achieved through balanced contributions from our established products such as Toad, Active Directory and Exchange management products, as well as from newer products such as our Server and Desktop Virtualization, SharePoint and vFoglight management products. The increase in our total revenues was primarily driven by increased sales of our Windows Management products, particularly our Exchange, Migration & Identity Management solutions, and related professional services. We expect continued strength in our Windows Management products due to our customers’ migration to Microsoft Exchange Server 2010 and the growth within the Identity and Access Management (“IDAM”) market. In addition, we acquired Völcker in July 2010 and Surgient in August 2010 (refer to Note 3 – Acquisitions of our Notes to Condensed Consolidated Financial Statements for further details). These acquisitions contributed to approximately 11.2% of our overall increase in total revenues compared to the same period in 2009. Our acquisition of Völcker gives us access to a larger aspect of the Identity Access Management market and the continued expansion of our Identity Management solution capabilities whereas with Surgient, we added private cloud management capabilities to our virtualization product portfolio. Revenues from our Virtualization Management products increased significantly compared to the same period in 2009. We expect this trend to continue as companies continue to embrace virtual computing.We believe we are well positioned to capitalize on this major growth trend as we offer flexible solutions for managing virtualized IT infrastructure.

Total revenues were negatively impacted by the strong U.S. Dollar relative to certain non-U.S. Dollar currencies, including the Euro and British Pound. Since certain of our international sales are denominated in these non-U.S. Dollar currencies, the impact from foreign currency resulted in lower US dollar equivalent sales of approximately $1.5 million.

Total expenses decreased compared to the same period in 2009. Total expenses in the third quarter of 2009 included a litigation loss provision of $29.4 million in connection with our settlement of the shareholder class action relating to our completed stock option investigation. Excluding this amount, our total expenses increased compared to the third quarter of 2009. Our expenses primarily consist of personnel costs, which include compensation, benefits and payroll related taxes and are primarily a function of our worldwide headcount. Our average full-time employee headcount for the third quarter of 2010 decreased to 3,388 compared to 3,408 for the third quarter of 2009. Our average full-time employee headcount in locations outside of the United States was 1,560 for the third quarter of 2010, a decrease of 49 compared to 1,609 for the third quarter of 2009. Our third quarter 2010 total expenses were impacted by the strong U.S. Dollar relative to the Euro and British Pound and this resulted in lower U.S. Dollar equivalent expenses. Since certain of our international expenses are denominated in non-U.S. Dollar currencies, our total expenses in the third quarter of 2010 decreased by $1.4 million compared to the same period in 2009 as a result of the impact of foreign currency exchange rates when comparing 2010 rates to 2009. Net increase in total expenses, excluding the litigation loss provision in the third quarter of 2009, was primarily due to the increase in sales and marketing expenses, $4.7 million of which was due to higher sales commissions as a result of higher revenues compared to the third quarter of 2009. Also, our acquisitions of Völcker and Surgient contributed to approximately $4.2 million of the net increase in total expenses relating to their operating costs.

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

Results of Operations

The following are percentage of total revenues:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Revenues:
Licenses	41.7%	39.4%	40.5%	38.2%
Services	58.3	60.6	59.5	61.8

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Licenses	1.3	1.3	1.1	1.1
Services	8.8	8.5	8.6	8.6
Amortization of purchased technology	2.1	2.9	2.3	3.0

Total cost of revenues	12.2	12.7	12.0	12.7

Gross profit	87.8	87.3	88.0	87.3
Operating expenses:
Sales and marketing	38.4	37.9	39.0	39.3
Research and development	19.7	20.3	20.0	21.6
General and administrative	11.2	11.1	11.1	11.0
Litigation loss provision	—	17.2	—	5.9
Amortization of other purchased intangible assets	1.6	1.9	1.7	2.0

Total operating expenses	70.9	88.4	71.8	79.8

Income (loss) from operations	16.9	(1.1)	16.2	7.5
Other income (expense), net	0.9	1.6	(1.0)	0.7

Income before income tax provision (benefit)	17.8	0.5	15.2	8.2
Income tax provision (benefit)	3.0	(1.3)	4.0	1.6

Net income	14.8%	1.8%	11.2%	6.6%

Comparison of Three Months Ended September 30, 2010 and 2009

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended September 30		Increase (Decrease)
	2010	2009	Dollars	Percentage
Revenues:
Licenses
Americas	$57,623	$44,009	$13,614	30.9%
Rest of World	22,959	23,314	(355)	(1.5)%

Total license revenues	80,582	67,323	13,259	19.7%

Services
Americas	75,678	69,049	6,629	9.6%
Rest of World	36,782	34,477	2,305	6.7%

Total service revenues	112,460	103,526	8,934	8.6%

Total revenues	$193,042	$170,849	$22,193	13.0%

Our revenues for the third quarter of 2010 is comprised of 41.7% of license revenues and 58.3% of service revenues compared to 39.4% of license revenues and 60.6% of service revenues in the third quarter of 2009.

License Revenues — The increase in license revenues was due primarily to increased sales of our Windows Management products. Our Windows products, led by migration, continued to perform well due to customers’ adoption of Exchange 2010. Also, our Identity and Access Management products, a key growth area in our Windows Management business, continued to expand and gain market share with the Quest One Identity Solution. Our 2010 license revenues were negatively impacted by $1.2 million from foreign currency.

Service Revenues — Service revenues are derived from post-contract technical support services (“maintenance”) and consulting and training services. The largest component of our services revenues is maintenance revenue. Maintenance revenues are generated from support and maintenance services relating to current year sales of new software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. The main driver of our growth in services revenues was maintenance renewals on our Windows Management products. Our acquisitions of Völcker and Surgient contributed to approximately $2.2 million of the overall increase. Our professional services revenues contribution remained consistent with revenues from consulting and training services contributing 10.4% and 9.3% of total service revenues in the three months ended September 30, 2010 and 2009, respectively.

Maintenance revenues continue to contribute a larger percentage of our total revenues primarily because of maintenance contracts associated with our growing installed base of customers and because maintenance contract growth exceeds that of license contracts from time to time. As our maintenance customer base grows, maintenance renewals have a larger influence on the maintenance revenue growth rate and the amount of new software license revenues has a diminishing effect. Therefore, the growth rate of total revenues does not necessarily correlate directly to the growth rate of new software license revenues in a given period. The primary determinant of changes in our maintenance revenue profile is the extent to which our customers renew their annual maintenance agreements, taking into account the number of products and licenses for which each customer renews, and the timing of the renewals by each such customer. If our maintenance renewals were to decline materially, our maintenance revenues, total revenues and cash flows would likely decline materially as well.

Cost of Revenues

Total cost of revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended September 30		Increase (Decrease)
	2010	2009	Dollars	Percentage
Cost of Revenues:
Licenses	$2,465	$2,197	$268	12.2%
Services	16,907	14,607	2,300	15.7%
Amortization of purchased technology	4,105	4,983	(878)	(17.6)%

Total cost of revenues	$23,477	$21,787	$1,690	7.8%

Cost of Licenses — Cost of licenses primarily consists of third-party software royalties, product packaging, delivery, and personnel costs. Cost of licenses as a percentage of license revenues was 3.1% and 3.3% for the three months ended September 30, 2010 and 2009, respectively. Cost of licenses was comparable to the same period in 2009.

Cost of Services — Cost of services primarily consists of personnel, outside consultants, facilities and systems costs used in providing maintenance, consulting and training services. Cost of services does not include development costs related to bug fixes and upgrades which are classified in research and development and which are not separately determinable. Cost of services as a percentage of service revenues was 15.0% and 14.1% in the three months ended September 30, 2010 and 2009, respectively. The increase in costs of services was primarily due to an increase of $1.4 million in personnel related costs compared to the same period in 2009.

Amortization of Purchased Technology — Amortization of purchased technology includes amortization of the fair value of purchased technology associated with acquisitions. The decrease is due to past acquisition-related purchased technology being fully amortized prior to July 1, 2010 coupled with fewer acquisitions completed during the past 18 months compared to the same period in 2009.

Operating Expenses

Year-over-year changes in the principal components of our operating expenses are as follows (in thousands, except for percentages):

	Three Months Ended September 30		Increase (Decrease)
	2010	2009	Dollars	Percentage
Operating Expenses:
Sales and marketing	$74,107	$64,704	$9,403	14.5%
Research and development	38,124	34,721	3,403	9.8%
General and administrative	21,585	18,971	2,614	13.8%
Litigation loss provision	—	29,400	(29,400)	(100)%
Amortization of other purchased intangible assets	3,186	3,258	(72)	(2.2)%

Total operating expenses	$137,002	$151,054	$(14,052)	(9.3)%

Sales and Marketing — Sales and marketing expenses consist primarily of compensation and benefit costs for sales and marketing personnel, sales commissions, and costs of trade shows, travel and entertainment and various discretionary marketing programs. Sales and marketing expenses as a percentage of total revenues was 38.4% and 37.9% for the three months ended September 30, 2010 and 2009, respectively. The increase in sales and marketing expense during the three months ended September 30, 2010 over the comparable period in 2009 was due primarily to an increase of $7.8 million in personnel related costs (partly due to performance salary increase program effective July 1, 2010), of which $4.7 million relates to higher commissions expense due to higher revenues compared to the third quarter of 2009. Also, general expenses increased by $1.4 million related to advertising and associated expenses driven by events of VM World and Oracle Open World. Our average full-time sales and marketing employee headcount for the third quarter of 2010 was 1,374 compared to 1,436 in the third quarter of 2009. The positive impact from foreign currency was approximately $1.3 million.

Research and Development — Research and development expenses consist primarily of compensation and benefit costs for software developers who develop new products, fix bugs and design upgrades to existing products and at times provide engineering support for maintenance services, software product managers, quality assurance and technical documentation personnel, and payments made to outside software development consultants in connection with our ongoing efforts to enhance our core technologies and develop additional products. Research and development expenses as a percentage of total revenues was 19.7% and 20.3% for the three months ended September 30, 2010 and 2009, respectively. Research and development expense in the third quarter of 2010 increased over the same period in 2009 mainly because of the increase in personnel related costs by $3.1 million due to performance salary increase program effective July 1, 2010. Our average full-time research and development employee headcount for the third quarter of 2010 was 1,172 compared to1,183 in the third quarter of 2009.

General and Administrative — General and administrative expenses consist primarily of compensation and benefit costs for our executive, finance, legal, human resources, administrative and information services personnel, and professional fees for audit, tax and legal services. General and administrative expenses as a percentage of total revenues were 11.2%, which is comparable to 11.1% in the third quarter of 2009. The increase in general and administrative expense during the three months ended September 30, 2010 over the comparable period in 2009 was due mainly to an increase of $2.3 million in general expenses (primarily professional and legal fees).

Litigation loss provision — Litigation loss provision of $29.4 million was recorded in the third quarter of 2009 in connection with our settlement of the shareholder class action relating to our completed stock option investigation.

Amortization of Other Purchased Intangible Assets — Amortization of other purchased intangible assets includes the amortization of customer lists, trademarks and trade names, non-compete agreements and maintenance contracts associated with acquisitions. The decrease is due to past acquisition-related other purchased intangible assets being fully amortized prior to July 1, 2010 coupled with fewer acquisitions completed during the past 18 months compared with the same period in 2009.

Other Income, Net

Other income, net consists of the following (in thousands):

	Three Months Ended September 30		Increase (Decrease)
	2010	2009	Dollars	Percentage
Interest income	$682	$325	$357	109.8%
Interest expense	(1,116)	(962)	(154)	16.0%
Foreign currency gains, net	5,379	3,360	2,019	60.1%
Foreign currency contracts (losses) gains, net	(3,308)	4	(3,312)	(82,800)%
Other income (expense), net	106	(24)	130	(541.7)%

Total other income, net	$1,743	$2,703	$(960)	(35.5)%

Other income, net includes gains and losses from foreign exchange fluctuations, interest expense on our borrowings and gains or losses on other financial assets as well as a variety of other non-operating expenses. Our foreign currency gains or losses are predominantly attributable to translation gains or losses relative to the U.S. Dollar on the re-measurement of net monetary assets, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar. Our foreign currency gains increased by $2.0 million compared to the third quarter of 2009. This was offset by a decrease in our foreign currency contracts gains from a gain of $4 thousand to a loss of $3.3 million compared to the same period in 2009. Our foreign currency contracts (losses) gains, net relate to the changes in fair value of our foreign currency contracts not designated as hedging instruments. Interest expense was $1.1 million and $1.0 million in the three months ended September 30, 2010 and 2009, respectively.

Income Tax Provision

During the three months ended September 30, 2010, our income tax provision increased to $5.8 million from an income tax benefit of $2.2 million in the comparable period in 2009. The effective income tax rate for the three months ended September 30, 2010 was approximately 16.9% compared to (314.8)% in the comparable period of 2009. The increase is primarily a result of the mix of pre-tax income between high and low tax jurisdictions and settlement of the shareholder class action in the third quarter of 2009 related to the completed stock option investigation impacting the quarter ended September 30, 2010.

Comparison of Nine Months Ended September 30, 2010 and 2009

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Nine Months Ended September 30		Increase (Decrease)
	2010	2009	Dollars	Percentage
Revenues:
Licenses
Americas	$145,919	$121,022	$24,897	20.6%
Rest of World	76,744	70,311	6,433	9.1%

Total license revenues	222,663	191,333	31,330	16.4%

Services
Americas	219,362	210,376	8,986	4.3%
Rest of World	108,290	98,995	9,295	9.4%

Total service revenues	327,652	309,371	18,281	5.9%

Total revenues	$550,315	$500,704	$49,611	9.9%

Our revenues for the nine months ended September 30, 2010 is comprised of 40.5% of license revenues and 59.5% of service revenues compared to 38.2% of license revenues and 61.8% of service revenues for the same period in 2009.

License Revenues — The increase in license revenues was due primarily to increased sales of our Windows Management and Database Management products. Our 2010 license revenues were positively impacted by the weak U.S. Dollar relative to certain non-U.S. Dollar currencies in 2010, partially offset by an appreciating U.S. Dollar relative to the Euro and British Pound in the third quarter of 2010. This resulted in higher U.S. Dollar equivalent revenues for several currencies. Since certain of our international sales are denominated in non-U.S. Dollar currencies, the impact from foreign currency comprised approximately $3.1 million, or 9.8%, of the overall increase in license revenues.

Service Revenues — The main driver of our growth in services revenues was maintenance renewals on our Windows Management products across all sales regions. Revenue from consulting and training services as a percentage of total service revenues was approximately 9.7% and 8.8% of total service revenues in the nine months ended September 30, 2010 and 2009, respectively.

Cost of Revenues

Total cost of revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Nine Months Ended September 30		Increase (Decrease)
	2010	2009	Dollars	Percentage
Cost of Revenues:
Licenses	$6,178	$5,740	$438	7.6%
Services	47,267	42,867	4,400	10.3%
Amortization of purchased technology	12,564	14,924	(2,360)	(15.8)%

Total cost of revenues	$66,009	$63,531	$2,478	3.9%

Cost of Licenses — Cost of licenses as a percentage of license revenues was 2.8% and 3.0% for the nine months ended September 30, 2010 and 2009, respectively. Cost of licenses was comparable to the same period in 2009.

Cost of Services — Cost of services as a percentage of service revenues was 14.4% and 13.9% in the nine months ended September 30, 2010 and 2009, respectively. The impact from foreign currency comprised approximately$0.9 million, or 20.8%, of the overall increase in cost of services. The increase in costs of services was primarily due to an increase of $2.6 million in personnel related costs compared to the same period in 2009.

Amortization of Purchased Technology — The decrease is due to past acquisition-related purchased technology being fully amortized prior to January 1, 2010 coupled with fewer acquisitions completed during the past 18 months compared to the same period in 2009.

Operating Expenses

Year-over-year changes in the principal components of our operating expenses are as follows (in thousands, except for percentages):

	Nine Months Ended September 30		Increase (Decrease)
	2010	2009	Dollars	Percentage
Operating Expenses:
Sales and marketing	$214,529	$196,732	$17,797	9.0%
Research and development	110,140	107,928	2,212	2.0%
General and administrative	60,758	55,170	5,588	10.1%
Litigation loss provision	—	29,400	(29,400)	(100.0)%
Amortization of other purchased intangible assets	9,512	9,925	(413)	(4.2)%

Total operating expenses	$394,939	$399,155	$(4,216)	(1.1)%

Sales and Marketing — Sales and marketing expenses as a percentage of total revenues for the nine months ended September 30, 2010 was 39.0%, which is comparable to 39.3% for the same period in 2009. The increase in sales and marketing expense during the nine months ended September 30, 2010 over the comparable period in 2009 was due primarily to an increase in personnel related costs of $14.0 million (partly due to performance salary increase program effective July 1, 2010), $9.2 million of which relates to higher commissions expense due to higher revenues compared to the nine months ended September 30, 2009. Our average full time sales and marketing employee headcount for the nine months ended September 30, 2010 decreased by 88 employees. Also, travel-related expenses and general expenses increased by a total of $3.8 million compared to the same period in 2009, primarily due to the events of VM World and Oracle Open World. The impact from foreign currency comprised approximately 15.6%, or $2.8 million of the overall increase in sales and marketing expenses.

Research and Development — Research and development expenses as a percentage of total revenues was 20.0% and 21.6% for the nine months ended September 30, 2010 and 2009, respectively. Research and development expenses increased mainly due to the impact of the weak U.S. Dollar, offset by an appreciating U.S. Dollar relative to the Euro and British Pound, as a significant portion of our developers are located outside of the U.S. Foreign currency had a negative impact of $3.4 million on research and development expenses for the nine months ended September 30, 2010.

General and Administrative — General and administrative expenses as a percentage of total revenues was 11.1% and 11.0% for the nine months ended September 30, 2010 and 2009, respectively. The increase in general and administrative expense during the nine months ended September 30, 2010 over the comparable period in 2009 was due mainly to an increase in general expenses (primarily professional and legal fees) of $3.1 million.

Litigation loss provision — Litigation loss provision of $29.4 million was recorded in the third quarter of 2009 in connection with our settlement of the shareholder class action relating to our completed stock option investigation.

Amortization of Other Purchased Intangible Assets — The decrease is due to past acquisition-related other purchased intangible assets being fully amortized prior to January 1, 2010 coupled with fewer acquisitions completed during the past 18 months compared with the same period in 2009.

Other (Expense) Income, Net

Other (expense) income, net consists of the following (in thousands):

	Nine Months Ended September 30		Increase (Decrease)
	2010	2009	Dollars	Percentage
Interest income	$1,526	$1,519	$7	0.5%
Interest expense	(3,355)	(1,687)	(1,668)	98.9%
Foreign currency (losses) gains, net	(3,474)	4,347	(7,821)	(179.9)%
Foreign currency contracts losses, net	(803)	(1,405)	602	(42.8)%
Other income, net	400	563	(163)	(29.0)%

Total other (expense) income, net	$(5,706)	$3,337	$(9,043)	(271.0)%

The largest impact to other (expense) income, net this period was attributed to a foreign currency loss of $3.5 million compared to a gain of $4.3 million in the comparable period of 2009 due to the relative strength in the U.S. Dollar that negatively impacted our net monetary asset positions. This was partially offset by a decrease in our foreign currency contract losses of $0.6 million. Interest expense was $3.4 million and $1.7 million in the nine months ended September 30, 2010 and 2009, respectively. The increase in interest expense is due to debt agreements entered during the second half of 2009. See Note 8 – Loans Payable of our Notes to Condensed Consolidated Financial Statements for additional information regarding our debt agreements.

Income Tax Provision

During the nine months ended September 30, 2010, the provision for income taxes increased to $22.2 million from $8.0 million in the comparable period in 2009. The effective income tax rate for the nine months ended September 30, 2010 was approximately 26.5% compared to 19.4% in the same period of 2009. The increase is primarily a result of the mix of pre-tax income between high and low tax jurisdictions and settlement of the shareholder class action in 2009 related to our completed stock option investigation.

Liquidity and Capital Resources

Cash and cash equivalents and short-term and long-term investments were approximately $410.2 million and $385.5 million as of September 30, 2010 and December 31, 2009, respectively.

At December 31, 2009, we had within short-term investments $47.6 million par value (with a fair value of $44.2 million) of investment grade municipal notes with an auction reset feature (“auction rate securities” or “ARS”). These securities are collateralized by higher education funded student loans which are supported by the federal government as part of the Federal Family Education Loan Program (“FFELP”). We exercised our Put Options on July 1, 2010 under the Agreements and we redeemed our remaining ARS of $4.5 million.

Summarized annual cash flow information is as follows (in thousands):

	Nine Months Ended September 30
	2010	2009
Cash provided by operating activities	$122,611	$115,833
Cash used in investing activities	(148,656)	(20,387)
Cash used in financing activities	(30,547)	(7,406)
Effect of exchange rate changes	918	(470)

Net (decrease) increase in cash and cash equivalents	$(55,674)	$87,570

Operating Activities

Cash provided by operating activities is primarily comprised of net income, adjusted for non-cash activities such as depreciation and amortization and compensation expense associated with share-based payments. These non-cash adjustments represent charges reflected in net income and, therefore, to the extent that non-cash items increase or decrease our future operating results, there will be no corresponding impact on our cash flows. After excluding the effects of these non-cash charges, the primary changes in cash flows relating to operating activities resulted from changes in operating assets and liabilities. The analyses of the changes in our operating assets and liabilities are as follows:

•

Accounts receivable, net decreased by $13.4 million to $144.2 million at September 30, 2010 compared to December 31, 2009 resulting in a decrease in operating assets and reflecting a cash inflow of $14.2 million for the nine months ended September 30, 2010. Days sales outstanding (“DSO”), improved to 69 days at September 30, 2010 compared to 75 days at December 31, 2009. Our daily sales was $2.1 million for the quarter ended September 30, 2010 and December 31, 2009. Collection of accounts receivable and related DSO could fluctuate in future periods due to the timing and amount of our revenues and their linearity and the effectiveness of our collection efforts.

•

Deferred revenue increased by $6.9 million at September 30, 2010 from $372.1 million at December 31, 2009, resulting in an increase in operating liabilities and reflecting a cash inflow of $3.2 million for the nine months ended September 30, 2010. The increase in deferred revenue was due primarily to the increase in sales of our time-based software licenses and to the growth of our post-contract services customer base.

•

Accrued compensation decreased by $0.3 million to $45.6 million at September 30, 2010 compared to December 31, 2009 resulting in a decrease in operating liabilities and reflecting a cash outflow of $4.3 million for the nine months ended September 30, 2010.

•

Income taxes payable decreased by $5.1 million to $31.2 million at September 30, 2010 compared to December 31, 2009 resulting in a decrease in operating liabilities and reflecting a cash outflow of $7.2 million for the nine months ended September 30, 2010. Net cash paid for income taxes for the nine months ended September 30, 2010 was $23.5 million.

Investing Activities

Cash flows from investing activities in the nine months ended September 30, 2010 included $11.3 million in capital expenditures, $2.2 million from purchases of software rights, $216.2 million from purchases of investment securities, and $2.0 million notes receivable funded to one of our cost method investees that was converted to equity in the third quarter of 2010 (Refer to Note 7 – Cost Method Investments of our Notes to Condensed Consolidated Financial Statements for additional details). We received $139.3 million in proceeds from sale and maturities of our investment securities.

In addition, we acquired Völcker, a German company with a product called ActiveEntry in the Identity Access Management market, and Surgient, a Texas-based cloud management company for a total cash consideration of $55.2 million for these acquisitions (refer to Note 3 – Acquisitions of our Notes to Condensed Consolidated Financial Statements for additional details).

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

Financing Activities

Cash used in financing activities in the nine months ended September 30, 2010 included $37.4 million paid for repurchases of our common stock and $32.5 million for repayment of loans outstanding. We received net proceeds of $37.3 million from the issuance of our common stock due to exercises of stock options.

In August 2009, our Board of Directors authorized a stock repurchase of up to $100 million of our common stock. Refer to Note 12 – Stockholders’ Equity for further information on our stock repurchases. During the three months ended September 30, 2010, we have no share repurchases. A total of $51.5 million remains available pursuant to this stock repurchase authorization.

We were in compliance with all debt-related covenants at September 30, 2010. For additional information on our loans payable, please refer to Note 8 – Loans Payable of our Notes to Condensed Consolidated Financial Statements.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to revenue recognition, asset valuations (including accounts receivable, goodwill and intangible assets), share-based compensation, income taxes and functional currencies for purpose of consolidation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets, and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of the critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments listed above are discussed further in our Annual Report on Form 10-K for the year ended December 31, 2009 under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no material changes to our critical accounting policies or estimates during the nine months ended September 30, 2010.

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

Our exposure to foreign exchange risk originates both from our foreign operations net profits and losses denominated in currencies other than the U.S. Dollar, as well as our net balances of monetary assets and liabilities in our foreign subsidiaries. These exposures have the potential to produce either gains or losses depending on the directional movement of the foreign currencies versus the U.S. Dollar and our operational profile in foreign subsidiaries. Our cumulative currency gains or losses in any given period may be lessened by the economic benefits of diversification and the correlative relationships of different currencies, but there can be no assurance that this pattern will continue to be true in future periods. During the three and nine months ended September 30, 2010, foreign currency fluctuation had an impact of $(1.5) million and $3.3 million, respectively, on total revenues and an impact of $(1.4) million and $7.6 million, respectively, on total expenses when comparing 2010 rates to 2009. In addition, during the three months and nine months ended September 30, 2010, we had a $5.4 million and $(3.5) million, respectively, in foreign currency gains (losses) within other income (expense), net compared to a $3.4 million and $4.3 million foreign currency gains in the comparable periods in 2009.

The foreign currencies to which we currently have the most significant exposure are the Euro, the Canadian Dollar, the British Pound, the Australian Dollar and the Russian Ruble. During 2009, we implemented a limited foreign exchange hedging program. We enter into hedges in the form of foreign currency contracts to reduce the range of outcomes foreign currency rate changes can have on non-functional currency denominated forecasted transactions and balance sheet positions, which include certain monetary assets and liabilities denominated in foreign currencies. The foreign currency contracts are carried at fair value and denominated in various currencies as listed in the tables below. The duration of contracts ranges from less than one month to twelve months. A description of our accounting for foreign currency contracts is included in Note 14 – Derivative Instruments of our Notes to Condensed Consolidated Financial Statements.

The magnitude of success of our hedging activities depends upon the accuracy of our estimates of various balances and transactions denominated in non-functional currencies. To the extent our estimates are correct, gains and losses on our foreign currency contracts will be offset by corresponding losses and gains on the underlying transactions. In order to monitor the financial impact of our foreign currency hedges, we subject our hedges to a stress test. This test is intended to quantify the impact to our financial statements of an abnormal change in the foreign currency rates in which we do business. When subjected to a 10% and 20% adverse change, we estimated that the fair value of our contracts would decline by $8.3 million and $16.7 million, respectively.

We do not use foreign currency contracts for speculative or trading purposes. We enter into foreign currency contracts with reputable financial institutional counterparties whose financial health we monitor. To date, we have not experienced nonperformance by any of these counterparties and anticipate performance by all counterparties.

The following table summarizes the notional amounts of our outstanding foreign currency contracts at September 30, 2010 and December 31, 2009. All contracts have maturities of nine months or less. ( in U.S. Dollars in thousands):

Currency	September 30 2010	December 31 2009
Australian Dollar	$3,524	$2,545
Canadian Dollar	5,442	11,554
Danish Krone	1,097	1,214
Euro	40,782	21,991
British Pound	19,996	9,965
Israeli Shekel	2,058	1,947
Brazil Real	3,521	—
Swedish Krona	296	—
Norwegian Krone	679	—
Russian Ruble	6,104	5,586

Total	$83,499	$54,802

Interest Rate Risk

Our exposure to market interest-rate risk relates primarily to our investment portfolio. We traditionally do not use derivative financial instruments to hedge the market risks of our investments. We place our investments with high-quality issuers and money market funds and articulate allocation limits in our investment policy to any one issuer other than the United States government. Our investment portfolio as of September 30, 2010 consisted of money market funds, U.S. Treasuries, US agency securities, commercial paper, certificates of deposit and corporate bonds. Investments purchased with an original maturity of three months or less is considered to be cash equivalents. We classify our investments as available-for-sale securities. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity. Trading securities are carried at fair value, with changes in fair value reported in earnings.

Information about our investment portfolio is presented in the table below, which states the amortized book value and related weighted-average interest rates by year of maturity (in thousands):

	Amortized Book Value	Weighted Average Rate
Investments maturing by September 30
2011(1)	$259,004	0.3%
2012	55,950	1.2%
2013	38,663	1.4%
2014	—	—
2015	—	—
Thereafter	—	—

Total portfolio	$353,617	0.6%

(1)	Includes $181.1 million in cash equivalents.

Item 4.	Controls and Procedures

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010 as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of that date, our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act were effective, at the reasonable assurance level.

In October 2009, we began implementing an upgrade to our financial system. As part of the first stage of this process, which we completed in August 2010, we implemented a full rollout of all financial system upgrade modules in the United States, Canada, Australia and certain parts of our EMEA region, which together comprise the largest part of our business. The second and final stage of implementation of the upgrade to our financial system is the rollout of the remaining modules to the rest of our company, which is scheduled to be completed in the third quarter of 2011. Our upgraded financial system is a significant component of our internal control over financial reporting. Management believes that it has taken the necessary steps to monitor and maintain appropriate internal controls during this implementation period and that our internal controls have been enhanced by the new financial accounting system.

Changes in Internal Control Over Financial Reporting

There have been no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under Note 17 – Commitments and Contingencies of our Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Issuer Purchases of Equity Securities

The table below summarizes information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended September 30, 2010.

Period	Total Number of Shares of Common Stock Purchased (1)	Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions)
Jul 1, 2010 through Jul 31, 2010	—	$—	—	$51.5
Aug 1, 2010 through Aug 31, 2010	—	$—	—	$51.5
Sep 1, 2010 through Sep 30, 2010	—	$—	—	$51.5

Total	—	$—	—	$51.5

(1)	In August 2009, the Board of Directors authorized a plan to repurchase up to $100 million of our common stock. Any stock repurchases may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans. Rule 10b5-1 permits Quest to establish, while not in possession of material nonpublic information, prearranged plans to buy stock at a specific price in the future, regardless of any subsequent possession of material nonpublic information. The timing and actual number of shares repurchased will depend on a variety of factors including market conditions, corporate and regulatory requirements, and capital availability. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.
(2)	The price paid per share of common stock does not include the related transaction costs.

Item 6.	Exhibits

Exhibit Number	Exhibit Title

3.1*	Certificate of Incorporation of Quest Software, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2009)

3.2*	Bylaws of Quest Software, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2009)

4.1*	Form of Registrant’s Specimen Common Stock Certificate (incorporated by reference to our Registration Statement on Form S-1 and all amendments thereto filed on June 11, 1999 (File No. 333-80543))

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST SOFTWARE, INC.

Date: November 8, 2010	/S/ SCOTT J. DAVIDSON
Scott J. Davidson Senior Vice President, Chief Financial Officer

/S/ SCOTT H. REASONER
Scott H. Reasoner Vice President, Corporate Controller