Form 10-K
period 2010-12-31
QUEST SOFTWARE INC
filed 2011-02-24
CIK 1088033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1.1 billion as of June 30, 2010, based upon the closing sale price reported for that date on The Nasdaq Global Select Market.

As of February 10, 2011, 93,151,561 shares of the Registrant’s common stock were outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement, to be delivered to stockholders in connection with the Registrant’s 2011 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Report.

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

Overview

Quest Software, Inc. (“Quest,” “Quest Software,” the “Company,” “we,” “us” or “our”) designs, develops, markets, distributes, and supports enterprise systems management software products. Our goal is to provide our customers with systems management products that improve the performance, productivity and reliability of their software applications and associated software infrastructure components such as databases, application servers, operating systems, and virtual environments. Quest is an “Independent Software Vendor,” or “ISV,” a company whose products are designed to support or to interact or interoperate with other vendors’ software or hardware platforms. As such, we continually strive to innovate and evolve our product portfolio to support the dynamic nature of our markets, as well as those of our customers’ IT environments. Our success has been predicated on identifying large and evolving markets, developing and acquiring new products and technologies, and then leveraging our sales organization and installed base of customers to further our growth. While the Company began as a provider of software tools and solutions for the Oracle database market, which we call our Database Management market, we subsequently expanded our offerings into other adjacent markets such as Application Management, Windows Management, and Virtualization Management. As embodied in our slogan, “Simplicity at Work,” we seek to provide IT management software that is simple to use, saving our customers time and money across physical, virtual and cloud environments.

We generate revenues by licensing our software products, principally on a perpetual basis. In addition to perpetual software licenses, we sell a small amount of time-based software licenses (or term licenses) wherein customers pay a single fee for the right to use the software and receive maintenance for a defined period of time. We also provide support, maintenance and implementation services for these products. As such, our reportable operating segments are Licenses and Services. The Licenses segment develops, and markets and sells licenses to use, our software products. The Services segment provides post-sale support for software products, and fee-based training and consulting services related to our software products. We have a large product portfolio of high-value products that includes very technically complex solutions focused on improving the management and performance of mission-critical software applications and the underlying component infrastructure. We also have volume products and software tools that enable our customers to reduce capital and operating expenditures or leverage existing investments in personnel and IT systems. Our active acquisition program is an important element of our corporate strategy and has served as a mechanism to broaden our product portfolio and enter new markets. This is evidenced by our entrance into the Application Management, Windows Management, and Virtualization Management markets, through a series of acquisitions which served to propel the Company beyond its Database Management roots. Within the last five fiscal years, we have invested approximately $389.2 million, in the aggregate, to acquire 19 companies. Our acquisition strategy is directed at broadening our product portfolio and strengthening our competitive position against both direct competitors and the continual improvements made by the platform vendors. We believe that acquisitions completed in 2010 have contributed to Quest’s position as a leading independent software vendor in the Virtualization space.

Our primary portfolio of software products includes software solutions grouped into four categories: 1) Application Management, 2) Database Management, 3) Windows Management, and 4) Virtualization Management. Examples of the benefits delivered by our products’ include:

•	improved application and database performance for large-scale, complex, mission-critical type systems

•	the ability to manage multi-tiered heterogeneous operating environments with integrated dashboards and metrics to leverage existing investments and support new technologies

•	comprehensive migration, management and integration capabilities to simplify, automate and secure an organization’s Windows infrastructure

•	solutions for business continuity, high availability and disaster recovery for virtualized infrastructure environments

Application Management is a core competency and is predicated on ensuring performance and availability of mission-critical applications throughout their life cycle. We have made significant investments in the form of hiring experienced developers, product managers and others with marketing expertise to improve and broaden our suite of solutions for Application Management, and our aforementioned acquisition program. Our products are focused on the monitoring and performance management of customers’ primary enterprise software applications, whether packaged or custom developed. These applications are complex in that they traverse every layer of the IT stack including storage, databases, application servers, web servers and the actual network itself, all of which adds to the complexity of managing this environment. Historically, the management of these applications was isolated among each physical layer of the technology stack. As applications themselves became modular over time and our customers’ need to improve application service levels became a market requirement, we embarked on a comprehensive research and development (“R&D”) effort to build new product solutions to unify a set of existing tools and create new functionality to support the current customer demand profile. Today, customers require a solution which not only manages application service levels and helps diagnose the root causes of performance problems, but also integrates and supports the means to provide necessary corrective action. Our success within the market, and current strategic focus for building increased capabilities, is based upon the fact that packaged and custom-developed applications run within multi-vendor infrastructure environments. This means that customers have a myriad of platforms and investments they have deployed over the years, and require tools that manage the breadth and depth of their environments. Today, the advent of virtualization management has created another facet in which an IT professional charged with managing this infrastructure must rely on a set of tools and solutions to ensure performance levels of the application. Our flagship Foglight® solution provides functionality that enhances visibility for an administrator who may be working within an environment encompassing both physical and virtual applications running concurrently. From a breadth perspective, our products manage custom web-based applications written in Java and .NET, as well as packaged applications like PeopleSoft, Oracle E-Business Suite and SAP. From a depth perspective, our products cover key databases such as Oracle, DB2 and SQL Server, as well as Oracle and IBM application servers and all key web servers in today’s market. In 2009, we expanded our solution with the acquisition of PacketTrap Networks to encompass the network layer via the Perspective product line. By integrating network level with application-aware monitoring for our customers, we are able to provide a comprehensive view of performance, capturing activity throughout the key elements of the infrastructure. In May 2010, Quest was named a leader in the Gartner Magic Quadrant for Application Performance Monitoring, a distinction that was driven by Foglight.

Database Management is a market in which we initially built an industry-leading reputation, and today continues to represent a core technical strength for Quest. Our Database portfolio has gained wide acceptance in the market and continues to generate a significant amount of cash flow for the Company. While applications become more complex, so does the challenge of developing, architecting, monitoring, and optimizing the back-end database tier. Architectural complexity is only part of the problem. Ever-increasing data volumes require more database instances, and in the vast majority of datacenters, those databases are heterogeneous (Oracle, SQL Server, DB2, Sybase, MySQL, etc.) New database technologies such as “NoSQL” databases, Cloud Databases, and Hadoop, are also disrupting the status-quo of relational databases that we have seen for nearly two decades. From an infrastructure perspective, Database Administrators (DBAs) are being asked to manage more than ever before, but all of this diversity and sprawl ultimately must be orchestrated to support a business service. Therefore, to be successful in this complex environment, a vendor must offer a broad toolset not only for the database domain specialists, but one that also tightly integrates with other aspects of the entire application architecture. Our main competition is the traditional platform vendors themselves. As they compete against each other, they will often release capabilities that were previously available only in third-party tools. When the vendors release such capabilities, it negatively impacts our ability to continue to grow license revenue, which requires us to constantly evolve our strategy. Specifically, we have implemented a four-pronged approach to continue our dominance in this market in light of pressure from the platform providers. First, as stated, we offer support across a heterogeneous environment allowing customers to avoid lock-in by a single vendor and also maximize the efficiency of their current employees. Second, we focus on several customer personas ranging from DBA, to Developer, to Data Analyst. Third, we have moved into adjacent markets, most notably the Business Intelligence space, where Data Analysts were already using our traditional offerings. Fourth, we have demystified new database technologies with products that allow traditional database users to quickly experiment and leverage the power of these new offerings. This strategy allows us to solve the pressing issues of today and also bridge customers into the technologies of tomorrow.

Our Windows Management product portfolio has been one of the key drivers of our revenue growth during the last few years. Our portfolio of products has been built by both internal development and key acquisitions such as FastLane Technologies, Inc., Aelita Software Corporation, ScriptLogic Corporation, NetPro Computing, Inc., and, in 2010, Völcker Informatik AG. Our Windows Management products are focused within five areas of the Microsoft infrastructure including Active Directory, Exchange, Windows Server, SharePoint, and the Windows desktop. Our strategy has been to identify opportunities within this framework, and to create incremental value-add products which broaden the core functionality a customer receives “out of the box.” A portion of our product portfolio is focused on assisting customers in the migration process from one platform to the next within the Windows infrastructure, but we also help customers migrate from non-Windows platforms to the associated Windows platform. For example, our migration products can assist an IT professional in moving his or her firm’s resources to the current version of Active Directory to take advantage of new features from Microsoft that were not present in an earlier version of Active Directory, or from another directory-based product to a current Active Directory platform. Another portion of our portfolio is targeted at IT professionals who manage the core elements of the Windows infrastructure such as Windows Server, Exchange, Active Directory and SharePoint, and is predicated on providing incremental management capabilities to streamline administration, increase system availability, optimize storage, and enhance security. The acquisition of ScriptLogic in August 2007 added core products to support desktop management, including the centralized configuration and management of an end user’s environment, software inventory, and application deployment and remote administration, to allow the administrator the ability to manage his or her enterprise desktops in an efficient manner. In September 2008, we acquired NetPro Computing, Inc., an Active Directory management and administration tools vendor, and subsequently integrated its operations into our Windows Management operations to expand our customer footprint and broaden and enhance our portfolio of solutions. In 2010, we acquired Völcker Informatik AG, a Germany-based company specializing in the management of user identities, access privileges and security across multiple applications and systems. The integration of Völcker’s ActiveEntry with our Quest® One Identity Solution extends the One Identity Solution product portfolio, adding stronger user and resource provisioning, self-service and workflow capabilities that simplify identity and access management (“IAM”).

Our Virtualization Management product portfolio was built initially through our investment in Vizioncore during 2005, and supplemented by our acquisitions of Invirtus and Provision Networks during 2007. In December 2007, we acquired the remaining minority interest in Vizioncore, and, in 2010, fully integrated Vizioncore into Quest. In August 2010, recognizing that cloud automation is the next evolution of virtualization, we expanded our virtualization management capabilities by completing the acquisition of Surgient, Inc., a leader in private cloud automation software. In January 2011, we acquired BakBone Software, a leading provider of heterogeneous data protection technologies, to complement our data protection portfolio, particularly in the areas of virtual server backup and recovery. As Virtualization Management continues to be more broadly deployed within production servers and the datacenter, and enterprises increasingly turn to the cloud to automate IT administration tasks, the need to manage virtual and cloud environments becomes more critical. As with a physical infrastructure, the operational requirements and administration of virtual platforms have resulted in the need for Virtualization Management tools, thereby creating product categories for virtualization utilities, disaster recovery, application monitoring and virtual desktop infrastructure. Similarly, the increased use of cloud platforms is driving the need for enterprise-class cloud automation and management technologies. The taxonomy of the Virtualization Management market is following previous paths, where platform companies created the delivery mechanism and partnered with other third-party vendors, such as Quest, to support their platform. Today, the platform market leader is VMware, but companies like Microsoft and Citrix/Xensource also have entered the virtualization market, so the need has grown for “cross-platform” tools that support such datacenter requirements as provisioning, monitoring, reporting, disaster recovery, and the typical functions found in today’s physical environment. Virtualization is our fastest growing business and, with the integration of Vizioncore and acquisition of Surgient, Quest is now a market leader in virtualization management, with solutions that span server virtualization, desktop virtualization, and cloud automation, and support multiple hypervisor platforms.

We invest a significant portion of our cash flow into our product development and management capabilities, and just over one-third of our employees work in product development, quality assurance or technical documentation roles. Given the need for many of our products to perform across different combinations of existing infrastructure within our customers’ IT configurations, we spend a significant amount of our R&D efforts to ensure that our products work consistently within heterogeneous IT environments. For example, a particular customer that deploys an Oracle financial application on an Oracle application server with an Oracle database will generally get different performance characteristics than another customer that deploys the same application on an IBM application server with a DB2 database. We test, evaluate and build capabilities within our products that help our customers manage these subtle differences, and this requires an extended effort to capture the potential and associated combinations and permutations of our customers’ infrastructures. A large proportion of our R&D organization supports and develops existing product lines. As we increasingly seek new product opportunities within emerging markets, we have, at times, successfully leveraged our expertise from current products. An example of this is our entrance into the SharePoint market with products that share technical aspects found in a few of our other products. In other instances where time to market is essential, we have supplemented our own technical efforts with technology and products from acquired companies. For example, key technology components of our vFoglight® Virtualization Management capabilities were derived from the inter-relationship between the Vizioncore and Quest R&D teams.

In building our products, we stress technical innovation and depth; ease of deployment; ease of use; and tangible, readily articulated and measurable customer benefits. We sell our products primarily via our direct field sales force and, increasingly, our telesales organization, supplemented by indirect sales through resellers and distributors. We are a global company with offices located throughout the world.

We were incorporated in California in 1987 and reincorporated in Delaware in 2009. Our principal offices are located at 5 Polaris Way, Aliso Viejo, California, 92656. We operate on a calendar fiscal year.

Solutions, Products and Services

Solutions

We develop innovative products that increase the performance of applications, databases and infrastructure, and improve the productivity of the people who manage them, enabling customers to solve some of today’s toughest IT challenges. IT organizations today rely on Quest to help achieve compliance, manage complex applications and simplify identity management.

Products

We market products grouped along four main categories: 1) Application Management, 2) Database Management, 3) Windows Management and 4) Virtualization Management. Major products in these categories are described as follows.

Application Management

Our Application Management products are geared to support the spectrum of professionals all the way from the Java application developer to the CIO. The primary focus of these products is to automate the tasks performed by the IT organization to manage the complexity of the application lifecycle. Our flagship product for Application Management is Foglight, while our Stat®, JClass®, PerformaSure® and JProbe® products – the latter three focused on Java applications – comprise the remainder of our offerings.

Foglight® is an enterprise-class solution providing true 24x7 monitoring, custom threshold alerts and automated optimization. Our solution portfolio includes Foglight monitoring for the Oracle, SQL Server, DB2, and Sybase databases, as well as Foglight Performance Analysis for Oracle and Foglight Performance Analysis for SQL Server, which provide consolidated, integrated views to perform deep diagnostics and intelligent analysis, track changes, and enable root-cause detection of performance concerns in Oracle and SQL Server databases. Foglight is an industry-leading Application Performance Monitoring solution that provides a complete view of applications to proactively detect and diagnose the root cause of performance and availability problems in a priority that makes sense to the business. Foglight correlates relationships from multiple sources and maps the metrics into a dashboard, providing the IT user with an understanding of how performance and availability of services are impacting the business, as well as what the end user is experiencing. It accomplishes this by depicting the technology contributing to application performance issues and availability, including the database and both the physical and virtual infrastructures running behind the scenes. Our Foglight portfolio serves Active Directory, Exchange, Oracle, and SQL Server, and also includes Foglight Network Management System (“Foglight NMS”), a comprehensive, robust network management and application monitoring solution for end user IT departments.

Stat ACM (Application Change Management) helps IT managers lower their PeopleSoft and Oracle E-Business Suite total cost of ownership by providing end-to-end change management and version control. It helps keep up with change configurations and customizations so that they are updated, approved and deployed to instances throughout the application implementation lifecycle. By tracking version control and versioning capabilities as well as process management, change request tracking, requirements management, and distributed development support, Stat ACM adds visibility, hides complexity and automates workflow through an easy-to-use GUI (graphical user interface) environment.

JClass helps build Java standard and enterprise applications quickly and easily, offering Java and web developers world-class versions of the components required by many internal and customer-facing applications, such as charts, tables, reporting and printing.

PerformaSure delivers deep-level application performance diagnostics spanning the Java technology stack. It combines transactional data with infrastructure metrics to help development and QA teams measure and analyze Java enterprise application performance. PerformaSure integrates with JProbe to support performance testing and tuning down to the line of code.

JProbe is an enterprise-class Java profiler which provides intelligent diagnostics on memory usage, performance and test coverage, allowing developers to pinpoint and repair the root cause of application code performance and stability problems that obstruct component and integration integrity.

Database Management

A company’s database management systems represent some of the most complex and critical components within its infrastructure. As companies broaden their utilization of databases from multiple platform vendors, database administrators and developers are required to learn to use non-integrated toolsets across their environment to manage the performance and complexity of this tier. Our market leading database management products support the needs of today’s database developers and DBAs by providing superior domain capabilities and cross-platform productivity tools within an integrated console, to improve database quality and performance.

Database Development These tools improve the productivity and capability of database developers working in the Oracle Procedural Language (“PL”)/SQL environment. The primary products in this product family are TOAD® and SQL Navigator®. We provide a complete and integrated development environment for coding stored procedures, schemas and SQL scripts from one intuitive graphical user interface. Debugging, SQL tuning, change analysis, and general administration features improve the quality and performance of database applications before they enter production.

SharePlex® provides real-time replication of Oracle databases for customers who need to ensure that a current, secondary copy of their transactional Oracle database is available if the primary database is unavailable. Many customers use SharePlex to offload management reporting, so the activity no longer compromises the performance of transaction processing. Further, SharePlex is also frequently used to eliminate end user disruption by providing continuous access to data during the migration of operating systems, hardware platforms and major application releases.

Quest® LiteSpeed® for SQL Server offers significant benefits to database administrators responsible for managing Microsoft SQL Server databases, including reduced backup times, dramatically lowered storage costs and improved database recoverability. LiteSpeed for SQL Server works by compressing data in significantly less time than other backup solutions; its LiteSpeed for SQL Server backup engine compresses data up to 95%, in half the time required by other backup solutions. LiteSpeed speeds up restore times through its ability to recover individual database objects and encapsulate complete database restores into a single file.

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

Quest® Management for Active Directory Microsoft Active Directory is technically complex and requires meticulous management to ensure the accuracy and security of its content across the entire enterprise. Quest Management for Active Directory is a set of products that provide diagnostics, recovery, detailed auditing, group policy management, reporting, self-service, role-based delegation, and user provisioning. Our products offer a practical approach to automated user provisioning, and provide a comprehensive delegation model, consolidated reporting and auditing, and expert advice on problem resolution for teams managing complex Microsoft infrastructures.

Quest® Management for Exchange E-mail growth is leading to increased traffic, storage and support issues, including compliance. Quest Management for Exchange provides a comprehensive set of tools to migrate, store, recover and intelligently manage growth and the related spending for mission-critical Exchange infrastructures. Our products enable mailbox and public folder management, distribution list management, usage analysis, and diagnostics to optimize investment and performance in Exchange environments. This allows administrators and managers to better target investments, enforce corporate policies, enhance customer service, reduce administrative costs, and improve troubleshooting efficiency. Additional functionality and integration is available for customers who have chosen Microsoft Operations Manager (“MOM”) as their unattended monitoring solution.

Quest® Migration Suite for Active Directory The Quest Migration Suite for Active Directory is a ZeroIMPACT™ solution for planning and executing migration projects to Active Directory from Windows NT or Novell NDS. It supports thorough migration planning and Active Directory pruning and grafting – with no interruption to business workflow. The suite’s distributed processing and robust project management features simplify migration processes.

Quest® Migration Suite for Exchange The Quest Migration Suite for Exchange is a ZeroIMPACT solution for assessing and executing migration projects from early versions of Exchange to Exchange 2003/2007/2010. The suite provides centralized project management, and is equipped with robust analysis and reporting tools to ensure a seamless migration process.

Quest® One Identity Solution The Quest One Identity Solution provides a full spectrum of authentication, authorization, administration, and compliance solutions to help organizations simplify identity and access management and address these challenges.

Quest® Notes Migrator for SharePoint enables organizations to migrate standard or complex/custom Lotus Notes, QuickPlace and Domino.Doc applications to SharePoint lists, pages, InfoPath, or Word documents. It allows organizations to accelerate conversions by consolidating similar applications and automating the reuse of development work and migration jobs. Notes Migrator for SharePoint can migrate advanced SharePoint features such as content types, managed metadata, document sets, and InfoPath list forms, requiring minimal development resources for organizations, and reducing overall project costs.

Quest® Migration Manager for SharePoint enables organizations to reorganize, deploy, consolidate and migrate SharePoint content from legacy versions of SharePoint to SharePoint 2010. It also provides the tools to effectively reorganize SharePoint 2007 site structure to streamline information access, optimize content storage, enhance recovery time objectives, and better prepare for upgrades. Migration Manager helps minimize impact on the production systems and end users by scheduling resource-intensive migration tasks for off-peak hours.

Quest® InTrust® offers auditing and policy compliance to help systems administrators securely collect, store, report and alert on event data from Windows, Unix and Linux systems to meet the needs of external regulations, internal policies and security best practices.

Quest® Authentication Services enables organizations to extend the security and compliance of Active Directory to Unix, Linux, and Mac platforms, as well as to many enterprise applications. It addresses the compliance need for cross-platform access control, the operational need for centralized authentication and single sign-on, and enables the unification of identities and consolidation of directories for simplified identity and access management.

ScriptLogic® Desktop Authority® centralizes control over the desktop, combining into one comprehensive solution the functionality to integrate configuration, inventory, reporting, patch management, anti-spyware, device lockdown, power management, and remote management.

Virtualization Management

Our Virtualization Management products span server virtualization, desktop virtualization, and cloud automation, supporting multiple hypervisor platforms to help companies safeguard and optimize their virtual and cloud environments. Our products support essential IT strategies including business continuity, high availability, disaster recovery, and desktop, data protection, and application lifecycle management. Our Virtualization Management products include:

Quest® vFoglight is a cross platform monitoring tool that provides real-time and historical monitoring and performance management for virtual environments. In addition to powerful virtual infrastructure monitoring, capacity planning, and Hyper-V and VMware management, vFoglight provides a chargeback solution for the VMware ESX Server environment to apportion those costs to virtual machines based on utilization.

Quest® vRanger® Pro provides full, incremental and differential ESX and ESX(i) backup for virtualized environments.

Quest® vWorkspace is a virtual desktop management platform that manages, secures and provisions virtual desktop environments, and brokers connections. It delivers virtual applications and desktops from multiple hypervisors, Remote Desktop Session Hosts (Terminal Servers) and blade PCs through a single user access point and management center.

Quest® Cloud Automation Platform is a solution for creating and managing private enterprise clouds, enabling organizations to rapidly create flexible and robust infrastructure-as-a-service (IaaS) private clouds and reduce administrative workloads. It automates infrastructure delivery, eliminates virtual machine sprawl, and scales to accommodate environments ranging from individual departments to the global enterprise.

Quest® vOptimizer Pro and Quest® vOptimizer WasteFinder are virtual storage management solutions that help IT organizations manage capacity and reclaim over-allocated virtual machine storage.

Services

Customer Support Services (Maintenance)

A high level of product maintenance and technical support services is critical to the successful marketing and sale of our products and the development of long-term customer relationships. We have a reputation for providing a high level of global customer support, and believe that this is a competitive differentiator. Initial enrollment in our customer support program for one year is bundled with a sale of a software license, and entitles a customer to problem resolution services, new functional enhancements of a product, and ongoing compatibility with new releases of the database, application or other platforms supported by the product; annual renewals are offered thereafter. We also offer multi-year support. Customer support is provided domestically through our offices in Aliso Viejo, and internationally through our offices in Europe, Canada and Singapore. We also offer SupportLink, a customer portal on our website, www.quest.com, where customers can find product information and downloads, answers to questions, video tutorials, access to our various Quest communities, and many other support-related resources.

Consulting and Training Services

Our consulting and training services include pre- and post-sales consulting, as well as education and training. Our consulting services include a wide range of offerings such as assistance with optimization; migration; simplifying an infrastructure or increasing its responsiveness; and installation and systems integration for the rapid deployment of Quest products. We offer our consulting and training services with the initial deployment of our products, as well as on an ongoing basis to address the continuing needs of our customers. Our consulting and training services staff is located throughout the Americas, Europe and APAC, enabling us to perform installations and respond to customer demands rapidly across our global customer base.

We also have relationships with resellers, professional service organizations and system integrators including Accenture, Avanade, IBM and others, which include participation in the deployment of our products to customers. These relationships help promote Quest products and provide additional technical expertise that enables us to provide the full range of consulting and training services our customers require to deploy our products.

We offer product education courses to train our business partners and customers on the implementation and use of our products. Product training is provided at our headquarters, online and at customer sites, as well as other regional and international locations.

Sales, Marketing and Distribution

We market and sell our products and services worldwide primarily through our direct sales organization, our telesales organization and, increasingly, via indirect sales channels with a group of value added resellers (“VARs”) and distributors. Given the nature of our sales model and product price points, we generally transact significant sales volume at the end of a quarter, with the largest amount of the yearly volume occurring during the fourth quarter. However, our government business typically operates within a timeline concurrent with the government budget, whereby we see the most significant impact during the third quarter. At December 31, 2010, we had 1,384 full-time sales and marketing employees, of whom 734 were full-time, sales representatives. We have 313 pre-sales systems engineers who work with our field sales teams to provide technical assistance and demonstrations to sales prospects. We have continued to invest in this area, and have supplemented our direct sales organization with an indirect sales channel that includes companies such as Dell and IBM, in addition to resellers focused on governmental business. This activity requires broad-based programs to recruit, manage and expand our support operations to grow these relationships. We also employ local resellers in certain international territories not covered by our local sales offices.

We have sales offices in many major cities of the United States, Europe, Asia and Australia to facilitate close contact between current and potential customers and our field sales organization. Sales that originate outside of the United States are generally denominated in the foreign currency of the country of origin. As such, we have exposure to fluctuations in foreign exchange rates, which for the year ending December 31, 2010 contributed approximately $1.7 million to our overall increase in total revenues, when comparing 2010 rates to 2009.

Our marketing efforts are designed to create awareness, generate leads, and assist the worldwide sales organization with converting leads into closed sales. Marketing initiatives and programs focus on how Quest products address critical issues facing today’s IT buyers. We use a full complement of marketing vehicles including industry trade shows and conferences, user groups and discussion forums, educational white papers and technical briefs, electronic and print advertising, webcasts, electronic direct marketing, and online advertising. Strategic and channel partners often assist us with the development, funding and execution of our marketing programs. Targeted campaigns and sales programs are developed based on objective, audience and product mix, and are executed in our regions around the world to maximize revenue opportunities as quickly as possible.

For information regarding our segment revenue and revenue by geographic area, please refer to Note 3 – Geographic and Segment Reporting of our Notes to Consolidated Financial Statements.

Research and Development

We believe that strong research and product development capabilities are essential to enhancing our core technologies and developing additional products. Quest products typically exhibit innovative capabilities, strong product engineering and rich user interfaces. Our commitment to ongoing product development is reflected in our investments in R&D, which were $151.9 million, $144.4 million and $153.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. We have actively recruited key software engineers and developers with expertise in the areas of Oracle technologies, Java, Microsoft infrastructure technologies, ERP, Virtualization, and CRM systems. We have also built up these competencies through acquisitions. In addition to the U.S., we have significant product development operations in Canada, Australia, Russia, Israel and China. Our internal R&D is supplemented by our acquisition strategy, which is focused primarily on young enterprises with recently developed and in-process technologies.

Competition

The market for enterprise systems management solutions is intensely competitive and characterized by rapidly changing technology and evolving standards. We expect competition to continue to increase both from existing competitors and new market entrants. We believe that our ability to compete effectively depends on many factors, including:

•	the ease of use, performance, features, price, and reliability of our products as compared to those of our competitors

•	the value proposition of our products in terms of return on investment and/or reduced cost of ownership

•	the timing and market acceptance of new products and enhancements to existing products developed by us and our competitors

•	the quality of our customer support

•	the effectiveness of our sales and marketing efforts

We compete, in some instances, with the platform vendors of databases, applications, infrastructure, and other systems our products are designed to support. If these vendors include similar or equivalent functionality relative to our software as standard features of their underlying product, our revenues could be adversely affected. For example, competition with Oracle over the last several years has materially reduced license revenues generated by certain of our Database Management products including SharePlex®, and has negatively impacted the growth rate of license revenues associated with our Oracle Database Development tools. Microsoft has continually upgraded the functionality of its platform offerings, which we believe will increase competitive pressure for our products in the future.

We also compete with other vendors of database, application, windows, and virtualization management tools. Public and private companies with whom we compete include:

•	Oracle, BMC Software and CA in the database management product area

•	IBM/Tivoli, Hewlett Packard/Mercury, CA, Compuware, and BMC Software in the application management product area

•	Symantec and NetIQ in the Windows management product area

•	VMware and Citrix in the virtualization management product area

Some of our competitors and potential competitors have greater name recognition; a larger installed customer base company-wide; and significantly greater financial, technical, marketing, and other resources than we do. Competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products than we can.

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

There can be no assurance that we will be able to compete successfully against current and future competitors. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, and loss of market share, any of which could materially affect our business, operating results or financial condition.

Seasonality

We have experienced seasonality in our orders and revenues. We typically achieve the highest levels of orders and revenues for the year in the fourth quarter, which levels are usually higher than we achieve in the first quarter of the following year. However, our government business typically operates within a timeline concurrent with the government budget, whereby we see the most significant impact during the third quarter. We believe that, in general, historical seasonality results primarily from the budgeting cycles of our customers, which typically are higher in the third and fourth quarters and, to a lesser extent, from the structure of our sales commission program. In addition, the tendency of some of our customers to wait until the end of a fiscal quarter to finalize orders has resulted in higher order volumes towards the end of the quarter. These factors, combined with the relatively fixed nature of our expenses, leads to seasonality of net income. We expect this seasonality to continue in the future.

Proprietary Rights

We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws, and contractual restrictions to establish and protect proprietary rights in our products and services. The source code for our products is protected both as a trade secret and as an unpublished copyrighted work. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization. In addition, the laws of various countries in which our products may be sold may not protect our products and intellectual property rights to the same extent as the laws of the U.S. Our competitors may independently develop technologies that are substantially equivalent or superior to our technology. Refer to Note 16 – Commitments and Contingencies of our Notes to Consolidated Financial Statements for discussions on patent litigation.

We rely on software that we license from third parties for certain components of our products and services to enhance our products and services, and meet evolving customer needs. The failure to license any necessary technology, or to maintain our existing licenses, could result in reduced demand for our products.

Because the software industry is characterized by rapid technological change, we believe such factors as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition, and reliable product maintenance are more important to establishing and maintaining a technology leadership position than the various legal protections of our technology.

Although we believe our products and services, and other proprietary rights, do not infringe upon the proprietary rights of third parties, third parties may assert intellectual property infringement claims against us in the future. Any such claims may result in costly, time-consuming litigation and may require us to enter into royalty or cross-license arrangements. Refer to Note 16 – Commitments and Contingencies of our Notes to Consolidated Financial Statements for discussions on patent litigation.

We have trademarks and registered trademarks in the United States and other countries, including Quest, Quest Software, the Quest Software logo, AccessManager, ActiveRoles, Akonix, Benchmark Factory, Big Brother, BridgeAccess, BridgeAutoEscalate, BridgeSearch, BridgeTrak, BusinessInsight, ChangeAuditor, CI Discovery, Defender, Desktop Authority, Directory Analyzer, Directory Troubleshooter, DS Analyzer, DS Expert, Foglight, GPOADmin, Help Desk Authority, IntelliProfile, InTrust, iToken, JClass, JProbe, LiteSpeed, LiveReorg, LogADmin, MessageStats, Monosphere, NBSpool, NetBase, Npulse, PassGo, PerformaSure, Point, Click, Done!, ReportADmin, RestoreADmin, ScriptLogic, SelfServiceADmin, SharePlex, SmartAlarm, Spotlight, SQL Navigator, SQL Watch, SQLab, Stat, StealthCollect, Storage Horizon, Tag and Follow, Toad, T.O.A.D., Toad World, vConverter, vEcoShell, VESI, vFoglight, vRanger, vSpotlight, vToad, Vintela, VizionCore, WebDefender, Webthority, Xaffire, and XRT. Other trademarks and registered trademarks are the property of their respective owners.

Employees

As of December 31, 2010, we employed 3,460 full-time employees, including 1,384 in sales and marketing, 133 in consulting and training services and product fulfillment, 1,222 in research and development, 318 in customer service and support and 403 in general and administrative, including information services personnel. We believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support, research and development, and general and administrative personnel. Like other software companies, we face intense competition for such personnel, and, at times, we have experienced, and continue to experience, difficulty in recruiting and retaining qualified personnel. None of our employees are represented by a labor union; we have never experienced any work stoppages and we believe that our relationships with our employees are good.

Website Access to United States Securities and Exchange Commission Filings

Our website is located at www.quest.com. Information at that website address shall not be deemed incorporated by reference into this report. We make available, free of charge on or through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission, or SEC. Information contained on our website is not part of this Annual Report on Form 10-K. Members of the public may read and copy any materials we file with, or furnish to, the SEC, at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. To obtain information on the operation of the Public Reference Room, please call the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information that we file electronically with the SEC.

Item 1A.	Risk Factors

An investment in our stock involves risks and uncertainties. You should carefully consider the factors described below before making an investment decision in our securities. The risks described below are the risks that we currently believe are material risks of the business and the industry in which we compete.

Our business, financial condition and results of operations could be adversely affected by any of the following risks. If we are adversely affected by such risks, then the trading price of our common stock could decline, and you could lose part or all of your investment.

Current economic conditions may harm our business and results of operations

Beginning in 2008 and continuing through 2009 but to a lesser extent in 2010, the U.S. and global economies slowed dramatically as a result of a variety of serious problems, including turmoil in the credit and financial markets, concerns regarding the stability and viability of major financial institutions, the state of the housing markets and volatility in worldwide stock markets. During 2010, we experienced reductions in revenues from our Europe, Middle East and Africa (“EMEA”) sales region due to the impact of the debt crisis in countries within Europe, primarily Greece. These economic conditions, which are beyond our control, could cause many of our existing and potential customers to delay or reduce purchases of our products or services for some time, which in turn would harm our business by adversely affecting our revenues, results of operations, cash flows and financial condition. We cannot predict the duration of these economic conditions or the impact they will have on our customers or business.

Our future success may be impaired and our operating results will suffer if we cannot respond to rapid market, competitive and technological conditions in the software industry

The market for our software products and services is characterized by:

•	rapidly changing technology;

•

frequent introduction of new products and services and enhancements to existing products and services by platform vendors of database, application, Windows and virtualization products and by our competitors;

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

A large portion of our revenue has been attributable to the growth of our Windows Management and Virtualization Management products and services, and we have relied upon cash flow generation from our Windows Management products to fund sales, marketing and research and development initiatives associated with our other product areas. We cannot provide any assurance that we will sustain or grow the revenues we derive from these product areas. In addition, over the last few years we have committed significant resources to development of new and enhanced application management products and have realigned our sales and services organizations to address anticipated business opportunities presented by our expanding application management product and services lines. We cannot provide any assurance that this strategy will be successful or that the release of our enhanced application management products or other new products or services will increase our revenue growth rate.

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

•	changes in U.S. GAAP that affect the timing of reporting revenues and costs;

•	the extent to which our customers renew their maintenance contracts with us;

•	exposure to general economic conditions and reductions in corporate or public sector IT spending (See “Current economic conditions may harm our business and results of operations”);

•	changes in our level of operating expenses and our ability to control costs;

•	customers opting to license our products for a fixed term rather than on a perpetual basis which defers the accounting recognition of such license revenue;

•	our ability to attain market acceptance of new products and services and enhancements to our existing products;

•	our ability to introduce new products or enhancements to existing products and services in a timely manner;

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

In periods of poor economic conditions, our exposure to credit risk and payment delinquencies on our accounts receivable significantly increases

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

Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail

Our cash and cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. We maintain the cash and cash equivalents with major financial institutions. Deposits with these banks exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits or similar limits in foreign jurisdictions. While we monitor daily the cash balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial or credit markets. To date we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial and credit markets.

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

Our migration products for Microsoft’s Active Directory and Exchange are vulnerable to fluctuations in the rate at which customers migrate to these products

Our migration products for Microsoft’s Active Directory and Exchange products contribute a significant portion of our Windows platform revenue. Our ability to sell licenses for our Active Directory and Exchange migration products depends in part on the rate at which customers migrate to newer versions of Microsoft’s Active Directory or to newer versions of Microsoft Exchange, and from other messaging platforms to Exchange. If these migration rates were to materially decrease, our license revenues from these migration products would likely decline.

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

If we fail to manage our operations and grow revenue or fail to continue to effectively control expenses, our future operating results could be adversely affected

The scope of our operations, the number of our employees and the geographic area of our operations and our revenue have grown. In addition, we have acquired both domestic and international companies. This growth and the assimilation of acquired operations and their employees could continue to place a significant strain on our managerial, operational and financial resources. To manage our current operations and any future growth effectively, we need to continue to implement and improve additional management and financial systems and controls. We may not be able to manage the current scope of our operations or future growth effectively and still exploit market opportunities for our products and services in a timely and cost-effective way.

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

Failure to develop and sustain additional distribution channels in the future may adversely affect our ability to grow revenues

We intend to direct additional efforts to drive domestic and international revenue growth through sales of our products and services through indirect distribution channels, such as global hardware and software vendors, systems integrators, or value-added resellers. Our recent acquisition of BakBone significantly increases the scope of business we conduct via indirect distribution channels. Our ability to increase future revenues depends on our ability to build out our channel organization and further expand our indirect distribution channels. If we fail in our efforts to maintain, expand and diversify our indirect distribution channels, our business, results of operations and financial condition could be adversely affected. Increasing activity in indirect distribution channels will present a number of additional risks, including:

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

Our operating results may be negatively impacted by fluctuations in foreign currency exchange rates

Our international operations are generally conducted through our international subsidiaries, with the associated revenues and related expenses, and balance sheets, denominated in the currency of the country in which the international subsidiaries operate. As a result, our operating results may be harmed by fluctuations in exchange rates between the U.S. Dollar and other foreign currencies. The foreign currencies to which we currently have the most significant exposure are the Canadian Dollar, the British Pound, the Euro, the Australian Dollar and the Russian Ruble. We have implemented a foreign exchange hedging program using derivative financial instruments to hedge certain of our foreign exchange exposures. However, we do not rely on our hedging program to eliminate all foreign currency exchange rate risk.

Our international operations expose us to certain risks

We maintain research and development operations in Canada, Australia, Russia, United Kingdom, China, Czech Republic, Hong Kong and Israel, and we also have significant sales activities around the globe. As a percentage of total revenues, revenues outside of the Americas were 34.6%, 32.8% and 37.9% for the years ended December 31, 2010, 2009 and 2008, respectively. As a result, we face risks from our international operations, including, among others:

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

•	wage inflation in foreign countries where we have historically benefited from relatively low labor costs;

•

integrating the foreign operations of our acquisition targets, including our BakBone acquisition, which significantly expands our presence in the Asia-Pacific (“APAC”) region, particularly in Japan; and

•	potential transition challenges arising from our plans to open a shared services center for our EMEA region in Cork, Ireland and to downsize operations elsewhere in our EMEA region.

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

Acquisitions of companies or technologies may result in disruptions to our business and diversion of management attention, and may subject us to additional business challenges and risks

We have in the past made and we expect to continue to make acquisitions of complementary companies, products or technologies. Acquisitions require us to assimilate the operations, products and personnel of the acquired businesses and train, retain and motivate key personnel from the acquired businesses. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may subject us to liabilities and risks that are not known or identifiable at the time of the acquisition or may cause disruptions in our operations and divert management’s attention from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners. Some of our recent acquisitions, such as Surgient and BakBone, may subject us to additional business challenges and risks. For example, Surgient’s data center and hosting business model differs from the model with which we have traditionally operated, while BakBone, our largest acquisition to date in terms of number of personnel and geographic scope, expands the breadth of our channel business, and significantly increases our presence in Japan and throughout the APAC region. We may have to use cash, incur debt or issue equity securities to pay for any future acquisitions. Use of cash or debt may affect our liquidity and use of cash would reduce our cash reserves and reduce our financial flexibility. The issuance of equity securities for any acquisition could be substantially dilutive to our stockholders. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for intangible assets with indefinite useful lives. In consummating acquisitions, we are also subject to risks of entering geographic and business markets in which we have no or limited prior experience. If we are unable to fully integrate acquired businesses, products or technologies with our existing operations, we may not receive the intended benefits of an acquisition.

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

Accounting for equity investments in companies may affect our operating results

We have made equity investments in other software companies and a private equity fund. We regularly consider opportunities to make equity investments in other companies focused on software development or marketing activities, and expect from time to time to complete additional investments. These investments are risky because the market for the products and technologies being developed by these companies are typically in the early stages and may never materialize. Estimating the fair value of our equity investments is inherently subjective and may contribute to volatility in our reported results of operations. We have recognized accounting charges due to the impairment of the value of our investments in the past and may need to do so again in the future if we determine that the estimated fair value is below the investment’s carrying value. If we are required to consolidate the operating results of these companies, use the equity method of accounting, or write down the value of our cost method investments, our operating results may be adversely affected.

Our investment portfolio may become impaired by deterioration of the capital markets

We invest our cash balances in high-quality issuers and, limit the amount of credit exposure to any one issuer other than the United States government and its agencies. Our cash equivalent and investment portfolio as of December 31, 2010 consists of money market funds, deposit accounts, U.S. treasury securities, U.S. agency securities, commercial paper, corporate notes/bonds and certificates/term deposits. Our investments are subject to general credit, liquidity and market and interest rate risks. As a result, we may experience reductions in value or loss of liquidity of our investments. In addition, should any investment cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio could have a material adverse effect on our business, results of operations, liquidity, and financial condition. See Note 4 – Cash and Cash Equivalents and Investments of our Notes to Consolidated Financial Statements for additional information about our cash equivalents and investment portfolio.

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

Maintenance revenue growth could decline

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

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, and to determine the validity and scope of the proprietary rights of others. Any such resulting litigation, whether successful or unsuccessful, could result in substantial costs and diversion of management and financial resources, which could harm our business. Refer to Note 16 – Commitments and Contingencies of our Notes to Consolidated Financial Statements for details of our patent litigation.

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

Third parties may claim that our software products or services infringe on their intellectual property rights, exposing us to litigation that, regardless of merit, may be costly to defend

Our success and ability to compete are also dependent upon our ability to operate without infringing upon the proprietary rights of others. Third parties may claim that our current or future products infringe their intellectual property rights. Any such claim, with or without merit, could have a significant effect on our business and financial results. Any future third party claim could be time consuming, divert management’s attention from our business operations and result in substantial litigation costs, including any monetary damages and customer indemnification obligations, which may result from such claims. In addition, parties making these claims may be able to obtain injunctive or other equitable relief affecting our ability to license the products that incorporate the challenged intellectual property. As a result of such claims, we may be required to obtain licenses from third parties, develop alternative technology or redesign our products. We cannot be sure that such licenses would be available on terms acceptable to us, if at all. If a successful claim is made against us and we are unable to develop or license alternative technology, our business and financial results and position could be materially adversely affected. Refer to Note 16 – Commitments and Contingencies of our Notes to Consolidated Financial Statements for details of our patent litigation.

Our business may be adversely affected if our software contains errors or security flaws, or if we suffer breaches of data or network security

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

We have network security, disaster recovery and systems management measures in place to protect our IT systems and related software applications. Despite these protections, our computer systems may be subject to attacks that penetrate our network security, create system disruptions or shutdowns, exploit security vulnerabilities in our products, result in the loss or misuse of proprietary and sensitive or confidential information, or damage our systems, resulting in disruption to our business.

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

Personnel turnover and failure to attract and retain personnel may negatively impact our business

Our success and ability to compete depends largely on the continued contributions of our key management, sales, engineering, marketing, support, professional services and finance personnel. We experience turnover throughout our organization and many key positions are held by people who are new to the Company or to their roles. We have an especially high number of new personnel within our overseas sales senior leadership team. If these people are unable to quickly become familiar with the issues they face in their roles or are not well suited to their new roles, then this could result in the Company having problems in executing its strategy or in reporting its financial results. We are highly dependent upon the talents, relationships and contributions of a few executives and have no guarantee of their retention. We have been targeted by recruitment agencies seeking to hire our key management, finance, engineering, sales and marketing and professional services personnel.

We use stock options as a component of our employee compensation program to align employees’ interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. We have also used restricted stock units (RSUs) to compensate and retain key employees and to align the interests of our employees and stockholders. For example, beginning in 2008 we designed an employee reward program for key employees, which provides us with the ability to make awards under the program in the form of RSUs. If we are unable to hire or retain qualified personnel, or if newly hired personnel fail to develop the necessary skills or fail to reach expected levels of productivity, our ability to develop and market our products will be weakened.

Our revolving line of credit agreement and our loan agreement contain financial and non-financial covenants, and default of any covenant could adversely affect us

Our revolving line of credit agreement with Wells Fargo Foothill, LLC, as well as our loan agreement with Mutual of Omaha Bank which is secured by our real property at our headquarters in Aliso Viejo, California, impose operating restrictions on us in the form of financial and non-financial covenants (refer to Note 8 – Loans Payable and Note 17 – Subsequent Events of our Notes to Consolidated Financial Statements for additional details). These restrictions limit the manner in which we can conduct our business and may restrict us from engaging in favorable business opportunities. If we were to fail to comply with these covenants and not obtain a waiver from our lenders, we would be in default under these agreements, in which case our lenders could, among other things, terminate the facilities, demand immediate repayment of any outstanding amounts, and foreclose on our collateral.

Unforeseen difficulties with the second and final stage of implementation and operation of our Oracle computerized accounting system, or with the upgrading or implementation of our other computerized accounting, finance and sales support systems, could adversely affect our operating results, our ability to manage our business effectively, and the effectiveness of our internal controls over financial reporting

In October 2009, we began implementing an upgrade to our financial system. As part of the first stage of this process, which we completed in August 2010, we implemented a full rollout of all financial system upgrade modules in the United States, Canada, Australia and certain parts of our EMEA region, which together comprise the largest part of our business. The second and final stage of implementation of the upgrade to our financial system is the rollout of the remaining modules to the rest of our company, which is scheduled to be completed in the first quarter of 2012. Designing and implementing these systems is a major undertaking, both financially and from a management and personnel perspective. Costs and risks inherent in the conversion to our upgraded and new systems may include disruption to our normal procedures, potential delays, expenditure overruns beyond the projects’ budgets, and problems achieving accuracy in the conversion of electronic data. Failure to properly or adequately address these issues could result in increased costs and the diversion of management’s attention and resources, negatively impacting our operating results and ability to effectively manage our business. Once upgraded and new systems are implemented, they may not operate as we expect them to. Any significant failure or malfunction may result in disruptions of our operations.

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

Location	Area Leased (sq. ft.)	Lease Expiration
Dublin, Ohio	51,307	August 2013
St. Petersburg, Russia	38,470	December 2015
Ontario, Canada	27,263	May 2013
Toronto, Canada	27,237	December 2013
Austin, Texas	26,943	December 2012
Boca Raton, Florida	25,909	April 2015
Halifax, Canada	25,047	July 2013
Cologne, Germany	21,087	July 2011

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

The information set forth under Note 16 - Commitments and Contingencies of our Notes to Consolidated Financial Statements, included in Part IV, Item 15, Financial Statements, of this Report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled Part I, Item 1A, Risk Factors, of this Report.

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

	High	Low
2010:
First Quarter	$18.73	$15.16
Second Quarter	20.60	15.93
Third Quarter	25.04	17.36
Fourth Quarter	28.20	23.56
2009:
First Quarter	$13.39	$10.41
Second Quarter	14.78	12.34
Third Quarter	17.69	13.68
Fourth Quarter	18.82	16.17

Holders

On February 10, 2011, the closing sale price of our common stock on The Nasdaq Global Select Market was $25.76 per share. As of February 10, 2011, there were 122 holders of record of our common stock (not including beneficial holders of shares held in “street name”).

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

Issuer Purchases of Equity Shares

The table below summarizes information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended December 31, 2010.

Period	Total Number of Shares of Common Stock Purchased (1)	Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions)
Oct. 1, 2010 through Oct. 31, 2010	—	$—	—	$51.5
Nov. 1, 2010 through Nov. 30, 2010	—	$—	—	$51.5
Dec. 1, 2010 through Dec. 31, 2010	—	$—	—	$51.5

Total	—	$—	—	$51.5

(1)	In August 2009, the Board of Directors authorized a plan to repurchase up to $100 million of our common stock. Any stock repurchases may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans. Rule 10b5-1 permits Quest to establish, while not in possession of material nonpublic information, prearranged plans to buy stock at a specific price in the future, regardless of any subsequent possession of material nonpublic information. The timing and actual number of shares repurchased will depend on a variety of factors including market conditions, corporate and regulatory requirements, and capital availability. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. In February 2011, the Board of Directors increased the authorization under our current stock repurchase program to an aggregate of $150 million (refer to Note 17 – Subsequent Events of our Notes to the Consolidated Financial Statements for additional details).

(2)	The price paid per share of common stock does not include the related transaction costs.

Performance Graph

The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for Quest Software, the NASDAQ Composite Index (the “NASDAQ Index”), and the S&P Systems Software Index (the “Industry Index”). The graph assumes $100 was invested in each of the Common Stock of Quest Software, the NASDAQ Index and the Industry Index on December 31, 2005. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

	Year ended/As of December 31
	2010 (1)	2009 (2)	2008 (3)	2007 (4)	2006 (5)
	(in thousands, except per share amounts)

Consolidated Income Statement Data:
Revenues:
Licenses	$320,683	$279,238	$334,083	$308,652	$290,247
Services	446,414	415,998	401,294	322,329	271,342

Total revenues	767,097	695,236	735,377	630,981	561,589
Cost of revenues:
Licenses	8,303	7,581	8,586	6,111	5,570
Services	67,809	58,528	62,060	55,173	49,773
Amortization of purchased technology	16,101	19,393	20,231	14,459	15,932

Total cost of revenues	92,213	85,502	90,877	75,743	71,275

Gross profit	674,884	609,734	644,500	555,238	490,314
Operating expenses:
Sales and marketing	304,934	272,944	312,493	275,037	247,500
Research and development	151,896	144,370	153,464	122,592	110,612
General and administrative	84,808	76,748	84,954	81,758	65,821
Amortization of other purchased intangible assets	12,670	13,159	11,302	7,345	6,758
In-process research and development	—	—	955	220	960
Litigation loss provision, net (6)	—	19,025	—	—	—

Total operating expenses	554,308	526,246	563,168	486,952	431,651
Gain on sale of corporate aircraft	—	—	—	—	3,987

Income from operations	120,576	83,488	81,332	68,286	62,650
Other (expense) income, net	(5,657)	2,549	1,030	22,422	13,005

Income before income tax provision	114,919	86,037	82,362	90,708	75,655
Income tax provision	16,352	15,678	14,319	27,589	16,670

Net income	$98,567	$70,359	$68,043	$63,119	$58,985

Basic net income per share	$1.09	$0.77	$0.65	$0.62	$0.58

Diluted net income per share	$1.06	$0.75	$0.64	$0.60	$0.57

Weighted average shares outstanding:
Basic	90,411	91,926	104,192	101,819	101,380
Diluted	93,282	94,066	106,261	105,284	104,103

Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term and long-term investments (7)	$492,829	$386,256	$260,362	$365,715	$390,160
Total assets	1,635,584	1,465,138	1,345,659	1,319,130	1,161,537
Current and long-term portion of deferred revenue	424,385	372,138	338,712	285,660	235,559
Short-term obligations	93,818	114,049	88,804	96,302	104,936
Long-term obligations (8)	85,115	86,159	44,391	39,842	2,129
Total stockholders’ equity	1,032,266	892,792	873,752	897,326	818,913

(1)	In 2010, we completed two acquisitions for total purchase consideration of $57.2 million (see Note 2 – Acquisitions of our Notes to Consolidated Financial Statements).
(2)	In 2009, we completed one acquisition for total purchase consideration of $15.0 million (see Note 2 – Acquisitions of our Notes to Consolidated Financial Statements).
(3)	In 2008, we completed five acquisitions for total purchase consideration of $144.3 million (see Note 2 – Acquisitions of our Notes to Consolidated Financial Statements).

(4)	In 2007, we completed nine acquisitions for total purchase consideration of $157.1 million.
(5)	In 2006, we completed two acquisitions for total purchase consideration of $17.6 million.
(6)	Litigation loss provision recorded during 2009 with our settlement of the shareholder class action relating to our completed stock option investigation.
(7)	As of December 31, 2010, includes $0.5 million of restricted cash primarily relating to bank guarantees for our office leases overseas. As of December 31, 2009, includes $0.8 million of restricted cash primarily designated for our acquisition of PacketTrap Networks, Inc. As of December 31, 2008, includes $2.4 million of restricted cash designated for the satisfying of certain indemnification obligations related to escrow agreements with acquired companies where Quest is the holder of the escrow money. As of December 31, 2007, includes $48.9 million of restricted cash designated for the acquisition of PassGo Technologies Limited which closed on January 2, 2008.
(8)	Includes $41.4 million, $44.4 million, $40.8 million and $37.1 million as of December 31, 2010, 2009, 2008 and 2007, respectively, in long-term taxes payable recorded in compliance with provisions set forth in FASB’s standard on Accounting for Uncertainty in Income Taxes—An Interpretation of FASB’s standard on Accounting for Income Taxes, which we adopted on January 1, 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated financial statements and notes to those statements included elsewhere in this Report. Certain statements in this Report, including statements regarding our business strategies, operations, financial condition, and prospects are forward-looking statements. Use of the words “believe,” “expect,” “anticipate,” “will,” “contemplate,” “would,” “project,” “plan,” “may,” “could,” “intend,” “likely,” “might,” “estimate,” “continue” and similar expressions that contemplate future events may identify forward-looking statements.

Numerous important factors, risks and uncertainties affect our operations and could cause actual results to differ materially from those expressed or implied by these or any other forward-looking statements made by us or on our behalf. Readers are urged to carefully review and consider the various disclosures made in this Report, including those described under Part I, Item 1A, Risk Factors, and in other filings with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business, which are available on the SEC’s website at http://www.sec.gov. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management’s opinions only as of the date thereof. We do not assume any obligation to revise or update forward-looking statements. Finally, our historic results should not be viewed as indicative of future performance.

Overview

Our Company and Business Model

Quest Software, Inc. delivers simple-to-use IT management software that saves time and money across physical, virtual, and cloud environments. In each of our product areas – Application Management, Database Management, Windows Management, and Virtualization Management – we concentrate on developing practical, innovative solutions to make IT tasks easier and less costly for our customers, who number more than 100,000 around the world. Our products are designed to simplify even the most complex IT tasks.

We have a diverse product portfolio that address customer needs across Windows technologies; databases; applications; or physical, virtual or cloud environments. We also offer support and professional services to our customers. The assistance of skilled support professionals is delivered through support centers located around the world. In addition, our Professional Services personnel are available to help with platform migrations and identity and access management, as well as optimizing, simplifying and extending IT infrastructure.

Our initial core competency as a database management company was built upon expertise within the Oracle database platform, where we assembled a portfolio of products to manage and speed the development on the platform. Today, Quest is best known for our Toad products, but we also offer many other types of database development and administration tools that help our customers improve IT productivity, and boost database performance for Oracle, SQL Server, DB2, MySQL, Sybase ASE and Visual Studio.

Foglight® remains our flagship product and the largest revenue component of our application management product area, and we have continually evolved the development of products for this market. Today, our solutions simplify performance monitoring and management of complex ERP and web-based applications for Java, .NET, CRM and custom applications.

Our broad portfolio of Windows management products simplifies IT tasks on almost every Microsoft platform, and represents the largest portion of our total revenues. Today, Quest is one of Microsoft’s leading Independent Software Vendors with solutions that help our customers automate, secure and extend Microsoft infrastructure and Windows desktops.

Our virtualization management product area grew from the acquisition of Vizioncore into our position today as a leading independent software vendor in the virtualization management space. Our robust portfolio of solutions spans server virtualization, desktop virtualization, and cloud automation while supporting multiple hypervisor platforms.

In January 2011, we acquired BakBone Software to complement our data protection portfolio, particularly in the areas of virtual server backup and recovery. This acquisition brings additional technologies and products which provide data protection solutions across heterogeneous physical, virtual and application-level environments.

Strategic acquisitions and investments have been a key part of our corporate strategy. Over the past three years, we spent approximately $210.6 million on 8 acquisitions and invested $10.5 million in 4 early stage private companies. This strategic deployment of capital covered many of our existing market segments, including Application Management, Windows Management, and Virtualization Management. We intend to continue to identify and acquire companies in adjacent or contiguous markets, as we have done in the past. We have also used acquisitions and investments to build upon or extend our core competencies with incremental technology to increase our existing product functionality or complete a key portion of a deliverable on the product roadmap.

We derive revenues from three primary sources: (1) software licenses, (2) post-contract technical support services (“maintenance”) and (3) consulting and training services. Our software licensing model is primarily based on perpetual license fees. In addition to perpetual software licenses, we sell a small amount of time-based software licenses (or term licenses), wherein customers pay a single fee for the right to use the software and receive maintenance for a defined period of time. Our license fees are typically calculated either on a per-server basis, per managed user or a per-seat/user basis.

Maintenance contracts entitle a customer to telephone or internet support and unspecified maintenance releases, updates and enhancements. First-year maintenance contracts are typically sold with the related perpetual software license and renewed on an annual basis thereafter at the customer’s option. Generally, annual maintenance renewal fees are priced as a percentage of the net initial customer purchase price (which includes both the fee for a perpetual license and first year maintenance). Revenue is allocated to first year maintenance based on vendor-specific objective evidence (“VSOE”) of fair value and amortized over the term of the maintenance contract, typically 12 months, although at times, we sell maintenance with terms of greater than 12 months.

We also provide consulting and training services that relate to the installation and configuration of our products, but do not include significant customization to or development of the underlying software code. Revenue allocated to consulting and training services is analyzed based on VSOE of fair value and recognized as the services are performed. Such revenues represented 10.4 percent, 9.1 percent and 10.2 percent of total services revenues for the years ended December 31, 2010, 2009 and 2008, respectively.

Summary of Consolidated Financial Results

As discussed in more detail throughout our MD&A, for the year ended December 31, 2010 compared to the year ended December 31, 2009, we delivered the following financial performance:

•	Total revenues increased by $71.9 million, or 10.3%, to $767.1 million;

•	Total expenses increased by $34.8 million, or 5.7%, to $646.5 million;

•	Income from operations increased by $37.1 million, or 44.4%, to $120.6 million;

•	Other (expense) income, net decreased from a gain of $2.5 million to a loss of $5.7 million;

•	Diluted earnings per share increased by $0.31, or 41.3%, to $1.06;

•	Weighted average basic and diluted shares outstanding decreased from 91.9 million and 94.1 million in 2009 to 90.4 million and 93.2 million in 2010.

Our 2010 total revenues increased by 10.3% compared to the same period in 2009. Our Americas sales region, which includes United States, Canada and Latin America, as well as our Asia Pacific (“APAC”) sales region, delivered a strong performance throughout the year. Our EMEA sales region, which includes Europe, the Middle East and Africa, showed significant improvement in the last quarter of the year which contributed to an increase in revenues for the year compared to the same period in 2009. Our Americas sales region contributed 65.4% of total revenues and the rest of the world contributed 34.6% of total revenues in 2010 as compared to 65.9% and 34.1% in the comparable period last year.

Our license revenues grew 14.8% compared to the same period in 2009. The increase in our total revenues was primarily driven by increased sales of our Windows Management products, particularly our Exchange, Migration & Identity Management solutions, and related professional services. We expect continued strength in our Windows Management products due to our customers’ migration to Microsoft Exchange Server 2010 and the growth within the Identity and Access Management (“IDAM”) market. The continued need for IT system access controls to comply with existing and new regulations and the growing need to automate and control end-user access to IT resources are driving our IDAM growth. In addition, we acquired Völcker in July 2010 and Surgient in August 2010 (refer to Note 2 – Acquisitions of our Notes to Consolidated Financial Statements for further details). These acquisitions contributed to approximately 8.1% of our overall increase in total revenues compared to the same period in 2009. Our acquisition of Völcker gives us access to a larger aspect of the Identity Access Management market and the continued expansion of our Identity Management solution capabilities whereas with Surgient, we added private cloud management capabilities to our virtualization product portfolio. In January 2011, we acquired BakBone Software to complement our data protection portfolio, particularly in the areas of virtual server backup and recovery. This acquisition gives us additional technologies to provide data protection solutions across heterogeneous physical, virtual and application-level environments, making Quest a leader in the data protection market. Revenues from our Virtualization Management products increased significantly compared to the same period in 2009. We expect this trend to continue as companies continue to embrace virtual computing. We believe we are well positioned to capitalize on this major growth trend as we offer flexible solutions for managing virtualized IT infrastructure.

Total revenues in fiscal year 2010 were positively impacted by the weak U.S. Dollar relative to certain non-U.S. Dollar currencies, partially offset by a strong U.S. Dollar relative to the Euro and British Pound in the second half of the year. The impact from foreign currency resulted in higher US dollar equivalent sales of approximately $1.7 million.

Total expenses increased compared to the same period in 2009. Our expenses primarily consist of personnel costs, which include compensation, benefits and payroll related taxes and are primarily a function of our worldwide headcount. Our average full-time employee headcount for the fiscal year 2010 decreased to 3,336 compared to 3,425 for fiscal year 2009. Our average full-time employee headcount in locations outside of the United States was 1,546 for fiscal year 2010, a decrease of 67 compared to 1,613 for fiscal year 2009. Our total expenses in fiscal year 2010 were impacted by the weak U.S. Dollar, partially offset by a strong U.S. Dollar relative to the Euro and British Pound in the second half of the year, which resulted in higher U.S. Dollar equivalent expenses. Our total expenses in fiscal year 2010 increased by $6.2 million compared to the same period in 2009 as a result of the impact of foreign currency exchange rates when comparing 2010 rates to 2009. Net increase in total expenses was primarily due to the increase in sales and marketing expenses, $17.9 million of which was due to higher sales commissions and bonuses as a result of higher revenues compared to the fiscal year 2009. Also, our acquisitions of Völcker and Surgient contributed to approximately $6.8 million of the net increase in total expenses relating to their operating costs.

Foreign Currency

While we are a U.S. Dollar functional company on a world-wide basis, we transact business and operate using multiple foreign currencies. As such, the value of our revenues, expenses, certain account balances and cash flows are exposed to fluctuations in foreign currencies against the value of the U.S. Dollar. For example, when the U.S. Dollar strengthens against several non-U.S. Dollar currencies as has recently occurred, our foreign revenues and thus our total revenues can be negatively impacted. A stronger U.S. Dollar translates into lower expenses in those entities where we have operations and our personnel and occupancy expenses are denominated in non-U.S. Dollars, resulting in lower total expenses. Conversely, a weaker U.S. Dollar would have the opposite effects on total revenues and expenses. In certain geographic regions and within specific currencies, partial offsets between revenues and expenses or balance sheet positions may reduce this exposure. In other instances, we can manage our operations to reduce foreign currency exposure or utilize derivative instruments to manage this exposure. See Note 14 – Derivative Instruments of our Notes to Consolidated Financial Statements for additional details.

Results of Operations

The following are percentage of total revenues:

	Year Ended December 31
	2010	2009	2008
Revenues:
Licenses	41.8%	40.2%	45.4%
Services	58.2	59.8	54.6

Total revenues	100.0	100.0	100.0

Cost of revenues:
Licenses	1.1	1.1	1.2
Services	8.8	8.4	8.4
Amortization of purchased technology	2.1	2.8	2.8

Total cost of revenues	12.0	12.3	12.4

Gross profit	88.0	87.7	87.6
Operating expenses:
Sales and marketing	39.8	39.3	42.5
Research and development	19.8	20.8	20.9
General and administrative	11.0	11.0	11.6
Amortization of other purchased intangible assets	1.7	1.9	1.5
In-process research and development	—	—	0.1
Litigation loss provision, net	—	2.7	—

Total operating expenses	72.3	75.7	76.6

Income from operations	15.7	12.0	11.0
Other (expense) income, net	(0.7)	0.4	0.1

Income before income tax provision	15.0	12.4	11.1
Income tax provision	2.1	2.3	1.9

Net income	12.9%	10.1%	9.2%

Comparison of Fiscal Years Ended December 31, 2010 and 2009

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages):

	2010	2009	Increase/(Decrease)
			Dollars	Percentage
Revenues:
Licenses
Americas	$204,089	$177,120	$26,969	15.2%
Rest of World	116,594	102,118	14,476	14.2%

Total license revenues	320,683	279,238	41,445	14.8%

Services
Americas	297,479	281,378	16,101	5.7%
Rest of World	148,935	134,620	14,315	10.6%

Total service revenues	446,414	415,998	30,416	7.3%

Total revenues	$767,097	$695,236	$71,861	10.3%

Our revenues for fiscal year 2010 are comprised of 41.8% of license revenues and 58.2% of service revenues compared to 40.2% of license revenues and 59.8% of service revenues in fiscal year 2009.

Licenses Revenues — The increase in license revenues was due primarily to increased sales of our Windows Management products across all geographic regions. Our Windows products, led by migration, continued to perform well due to customers’ adoption of Exchange 2010. Also, our Identity and Access Management products, a key growth area in our Windows Management business, continued to expand and gain market share with the Quest One Identity Solution. Our 2010 license revenues were also positively impacted by the weak U.S. Dollar relative to certain non-U.S. Dollar currencies in 2010, partially offset by strong U.S. Dollar relative to the Euro and British Pound. This resulted in a higher U.S. Dollar equivalent for several currencies. Since certain of our international sales are denominated in these non-U.S. Dollar currencies, the impact from foreign currency comprised approximately $1.6 million, or 3.8% of the overall increase in license revenues.

Services Revenues — Services revenues are derived from post-contract technical support services (“maintenance”) and consulting and training services. The largest component of our services revenues is maintenance revenue. Maintenance revenues are generated from support and maintenance services relating to current year sales of new software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. The main driver of our growth in services revenues was maintenance renewals on our Windows Management products across geographic regions. Also, contributing to the growth in services revenues were maintenance renewals on our Virtualization Management products across all geographic regions. Maintenance revenues from our Database Management products decreased particularly in the Americas region. Revenue from consulting and training services as a percentage of total service revenues was approximately 10.4% and 9.1% of total service revenues in the twelve months ended December 31, 2010 and 2009, respectively.

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

Cost of Revenues

Total cost of revenues and year-over-year changes are as follows (in thousands, except for percentages):

	2010	2009	Increase/(Decrease)
			Dollars	Percentage
Cost of Revenues:
Licenses	$8,303	$7,581	$722	9.5%
Services	67,809	58,528	9,281	15.9%
Amortization of purchased technology	16,101	19,393	(3,292)	(17.0)%

Total cost of revenues	$92,213	$85,502	$6,711	7.9%

Cost of Licenses — Cost of licenses primarily consists of third-party software royalties, product packaging, delivery, and personnel costs. Cost of licenses as a percentage of license revenues was 2.6% and 2.7% for the twelve months ended December 31, 2010 and 2009.

Cost of Services — Cost of services primarily consists of personnel, outside consultants, facilities and systems costs used in providing maintenance, consulting and training services. Cost of services does not include development costs related to bug fixes and upgrades which are classified in research and development and which are not separately determinable. Cost of services as a percentage of service revenues was 15.2% and 14.1% in the twelve months ended December 31, 2010 and 2009, respectively. Personnel related costs and general expenses increased by $4.2 million and $2.4 million, respectively. The impact from foreign currency comprised approximately 8.1% of the overall increase in cost of services.

Amortization of Purchased Technology — Amortization of purchased technology includes amortization of the fair value of purchased technology associated with acquisitions. The decrease is due to past acquisition-related purchased technology being fully amortized prior to January 1, 2010 coupled with fewer acquisitions completed during the past 18 months compared to the same period in 2009.

Operating Expenses

Year-over-year changes in the principal components of our operating expenses are as follows (in thousands, except for percentages):

	2010	2009	Increase/(Decrease)
			Dollars	Percentage
Operating Expenses:
Sales and marketing	$304,934	$272,944	$31,990	11.7%
Research and development	151,896	144,370	7,526	5.2%
General and administrative	84,808	76,748	8,060	10.5%
Amortization of other purchased intangible assets	12,670	13,159	(489)	(3.7)%
Litigation loss provision, net	—	19,025	(19,025)	(100.0)%

Total operating expenses	$554,308	$526,246	$28,062	5.3%

Sales and Marketing — Sales and marketing expenses consist primarily of compensation and benefit costs for sales and marketing personnel, sales commissions, and costs of trade shows, travel and entertainment and various discretionary marketing programs. Sales and marketing expenses as a percentage of total revenues for 2010 was 39.8%, which is comparable to 39.3% in 2009. The increase in sales and marketing expense during the twelve months ended December 31, 2010 over the comparable period in 2009 was due primarily to an increase in personnel related costs of $25.2 million, $17.9 million of which relates to higher sales commissions expense and bonuses due to higher revenues compared to the twelve months ended December 31, 2009 and the performance salary increase program effective July 1, 2010. We implemented a sales plan incentive that is tied to achieving consistent performance throughout the year. We started the year with fewer sales employees which in turn yielded larger territories. Thus, as our sales employees exceeded plan during each quarter, we had more sales employees enter into the higher tiers of their compensation plans. Our average full time sales and marketing employee headcount for the twelve months ended December 31, 2010 decreased by 74 employees. Also, travel-related expenses and general expenses increased by approximately $7.0 million compared to the same period in 2009, primarily due to the events of VM World and Oracle Open World. The impact from foreign currency comprised approximately 5.1% of the overall increase in sales and marketing expenses.

Research and Development — Research and development expenses consist primarily of compensation and benefit costs for software developers who develop new products, bug fixes and upgrades to existing products and at times provide engineering support for maintenance services, software product managers, quality assurance and technical documentation personnel, and payments made to outside software development consultants in connection with our ongoing efforts to enhance our core technologies and develop additional products. Research and development expenses as a percentage of total revenues was 19.8% and 20.8% for the twelve months ended December 31, 2010 and 2009, respectively. The increase in research and development expense during the twelve months ended December 31, 2010 as compared to the same period in 2009 was due primarily to a $5.7 million increase in personnel related costs (partly due to our performance salary increase program effective July 1, 2010), $2.6 million of which relates to stock-based compensation expense. Our average full-time research and development employee headcount for 2010 was 1,150 compared to1,197 in 2009. Also, research and development expenses increased due to the impact of the weak U.S. Dollar in fiscal year 2010, partially offset by a strong U.S. Dollar relative to the Euro and British Pound in the second half of 2010, as a significant portion of our developers are located outside of the U.S. Foreign currency had a negative impact of approximately 45.7% of the increase in research and development expenses for the twelve months ended December 31, 2010.

General and Administrative — General and administrative expenses consist primarily of compensation and benefit costs for our executive, finance, legal, human resources, administrative and information services personnel, and professional fees for audit, tax and legal services. General and administrative expenses as a percentage of total revenues was 11.1% and 11.0% for the twelve months ended December 31, 2010 and 2009, respectively. The increase in general and administrative expense during the twelve months ended December 31, 2010 over the comparable period in 2009 was due mainly to an increase in personnel related costs of $7.0 million (partly due to our performance salary increase program effective July 1, 2010), $3.1 million of which relates to stock-based compensation expense.

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

Litigation Loss Provision, Net — Litigation loss provision, net of $19.0 million in 2009 relates to a $29.4 million settlement of our completed stock option investigation, which amount was offset by approximately $10 million in insurance proceeds paid by our insurance providers.

Other (Expense) Income, Net

Other (expense) income, net consists of the following (in thousands):

			Increase/(Decrease)
	2010	2009	Dollars	Percentage
Interest income	$2,393	$1,863	$530	28.4%
Interest expense	(4,445)	(2,827)	(1,618)	(57.2)%
Foreign currency (loss) gain, net	(3,211)	3,640	(6,851)	(188.2)%
Forward foreign currency contracts loss, net	(459)	(893)	434	(48.6)%
Other income	65	766	(701)	(91.5)%

Total other (expense) income, net	$(5,657)	$2,549	$(8,206)	(321.9)%

Other (expense) income, net primarily includes interest income generated by our investment portfolio, interest expense from our borrowings, gains and losses from foreign exchange fluctuations and gains or losses on other financial assets as well as a variety of other non-operating expenses. Other (expense) income, net was $(5.7) million in the twelve months ended December 31, 2010 compared to $2.5 million in the same period of 2009. Interest expense was $4.4 million and $2.8 million in the twelve months ended December 31, 2010 and 2009, respectively. The increase in interest expense is due to debt agreements entered into in the second half of 2009. See Note 8 – Loans Payable of our Notes to Consolidated Financial Statements for additional information regarding our debt agreements. Interest income was $2.3 million and $1.9 million in the twelve months ended December 31, 2010 and 2009, respectively. The increase in interest income was due primarily to higher average investment yields and average cash and investment balances. We had a foreign currency (loss) gain of $(3.2) million and $3.6 million for the twelve months ended December 31, 2010 and 2009, respectively. Our foreign currency gains or losses are predominantly attributable to translation gains or losses relative to the U.S. Dollar on the re-measurement of net monetary assets, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar. Other income includes unrealized gains on our ARS offset by unrealized losses on our Put Options (see Note 4 – Cash and Cash Equivalents and Investments of our Notes to Consolidated Financial Statements for details).

Income Tax Provision

During the twelve months ended December 31, 2010, the provision for income taxes increased to $16.4 million from $15.7 million in the comparable period of 2009, representing an increase of $0.7 million. The effective income tax rate decreased to 14.2% in 2010, compared to 18.2% in 2009. The decrease in the effective tax rate is primarily related to a combination of factors including the mix of income between high and low tax jurisdictions, incremental tax credit benefits and the release of reserves associated with the passing of the statute of limitations relating to U.S. federal income taxes for the tax years ended December 31, 2005 and December 31, 2006 (refer to Note 10 – Income Taxes of our Notes to Consolidated Financial Statements for detail discussion of our income taxes).

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

Sales and Marketing — Sales and marketing expenses consist primarily of compensation and benefit costs for sales and marketing personnel, sales commissions, and costs of trade shows, travel and entertainment and various discretionary marketing programs. The decrease in sales and marketing expense during the twelve months ended December 31, 2009 over the comparable period in 2008 was due primarily to a $26.9 million decrease in personnel related costs and a $4.9 million decrease in travel costs. The decrease in personnel related costs was due primarily to reductions in commissions, base salary and related payroll taxes, stock-based compensation and bonuses. We also had a $3.6 million decrease in conferences and trade show costs and a $1.4 million decrease in advertising costs. The impact from foreign currency comprised approximately 32% of the overall decrease in sales and marketing expense.

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

Inflation

Economic inflation has not had a significant effect on our results of operations or financial position for the years ended December 31, 2010, 2009 and 2008.

Liquidity and Capital Resources

Cash and cash equivalents and short-term and long-term investments were approximately $492.3 million and $385.5 million as of December 31, 2010 and 2009, respectively. Of these amounts, $282.6 million and $214.1 million as of December 31, 2010 and 2009, respectively, are domiciled in locations outside of the U.S. We do not expect the repatriation of cash balances from certain of our foreign subsidiaries to fund our activities within the U.S. as this would result in payment of U.S. income taxes.

At December 31, 2009, we had within short-term investments $47.6 million par value (with a fair value of $44.2 million) of investment grade municipal notes with an auction reset feature (“auction rate securities” or “ARS”). These securities are collateralized by higher education funded student loans which are supported by the federal government as part of the Federal Family Education Loan Program (“FFELP”). In October 2008, we entered into agreements (the “Agreements”) with the investment firm that sold us our ARS. By entering into the Agreements, we (1) received the right (“Put Options”) to sell all of our ARS back to the investment firm at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, (2) gave the investment firm the right to purchase all of our ARS or sell them on our behalf at par anytime after the execution of the Agreements through July 2, 2012, (3) received an offer for a “no net cost” loan for up to 70% of the par value of the ARS until June 30, 2010, and (4) agreed to release the investment firm from certain potential claims related to the collateralized ARS in certain specified circumstances. We exercised our Put Options in July 2010 under the Agreements and redeemed our remaining ARS at par value.

Summarized annual cash flow information is as follows (in thousands):

	2010	2009	2008
Cash provided by operating activities	$185,309	$153,286	$151,851
Cash used in investing activities	(116,451)	(70,084)	(76,047)
Cash used in financing activities	(6,175)	(3,706)	(101,927)
Effect of exchange rate changes	910	(2,451)	6,450

Net increase (decrease) in cash and cash equivalents	$63,593	$77,045	$(19,673)

Operating Activities

Cash provided by operating activities is primarily comprised of net income, adjusted for non-cash activities such as depreciation and amortization and compensation expense associated with stock-based payments. In 2009, we paid approximately $19.0 million relating to the settlement of our completed stock option investigation.

The non-cash adjustments represent charges reflected in net income, therefore, to the extent that non-cash items increase or decrease our future operating results, there will be no corresponding impact on our cash flows. After excluding the effects of these non-cash charges, the primary changes in cash flows relating to operating activities resulted from changes in operating assets and liabilities. The analyses of the changes in our operating assets and liabilities are as follows:

•

Accounts receivable increased to $179.6 million at December 31, 2010 from $157.5 million at December 31, 2009 resulting in an increase in operating assets and reflecting a cash outflow of $21.2 million. Day’s sales outstanding, or DSO, were 76 days and 75 days as of December 31, 2010 and December 31, 2009, respectively, and our daily sales was $2.4 million for the quarter ended December 31, 2010 compared to $2.1 million for the quarter ended December 31, 2009. Collection of accounts receivable and related DSO could fluctuate in future periods due to the timing and amount of our revenues and their linearity and the effectiveness of our collection efforts.

•

Deferred revenue increased to $424.4 million at December 31, 2010 from $372.1 million at December 31, 2009, resulting in an increase in operating liabilities and reflecting a cash inflow of $48.5 million for the twelve months ended December 31, 2010. The increase in deferred revenue was due primarily to the increase in sales of our time-based software licenses and to the growth of our post-contract services customer base.

•

Income taxes payable decreased by $23.0 million to $13.3 million at December 31, 2010 compared to December 31, 2009 resulting in a decrease in operating liabilities and reflecting a cash outflow of $23.7 million for the twelve months ended December 31, 2010. Net cash paid for income taxes for the twelve months ended December 31, 2010 was $33.0 million.

Investing Activities

Cash used in investing activities in the twelve months ended December 31, 2010 included $226.2 million for purchases of investment securities, $58.7 million paid for acquisitions and $13.7 million in capital expenditures. We acquired Völcker, a German company with a product called ActiveEntry in the Identity Access Management market, and Surgient, a Texas-based cloud management company for a total cash consideration of $55.2 million for these acquisitions (refer to Note 2 – Acquisitions of our Notes to Consolidated Financial Statements for additional details). In addition, we received $186.2 million in proceeds from sale and maturities of our investment securities. Included in the proceeds from sale and maturities of our investment securities were redemptions of approximately $47.6 million par value of our ARS during the twelve months ended December 31, 2010. We exercised our Put Options on July 1, 2010 under the Agreements, and redeemed our remaining ARS (refer to Note 4 – Cash and Cash Equivalents and Investments of our Notes to Consolidated Financial Statements for further details).

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

Financing Activities

Cash used in financing activities in the twelve months ended December 31, 2010 included $37.4 million paid for repurchases of our common stock and $32.7 million for repayment of loans outstanding and fees related to our undrawn line of credit. We received net proceeds of $62.5 million from the issuance of our common stock due to exercises of stock options.

In 2009, the Board of Directors authorized a plan to repurchase up to $100 million of our common stock. Any stock repurchases may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans. Rule 10b5-1 permits Quest to establish, while not in possession of material nonpublic information, prearranged plans to buy stock at a specific price in the future, regardless of any subsequent possession of material nonpublic information. The timing and actual number of shares repurchased will depend on a variety of factors including market conditions, corporate and regulatory requirements, and capital availability. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. During the twelve months ended December 31, 2010, we repurchased 2.3 million shares under this stock repurchase authorization at a weighted-average price per share of $16.5, for a total cost of $37.4 million. A total of $51.5 million remains available pursuant to this stock repurchase authorization. In February 2011, the Board of Directors increased the authorization under our current stock repurchase program to an aggregate of $150 million (refer to Note 17 – Subsequent Events of our Notes to the Consolidated Financial Statements for additional details).

In February 2009, we entered into a two year revolving line of credit agreement with Wells Fargo Foothill, LLC as the arranger, administrative agent and lender. We intend to use the proceeds from the credit agreement for working capital and other general corporate purposes. The credit agreement allows for cash borrowings and letters of credit under a secured revolving credit facility of up to a maximum of $100 million. Interest will accrue at a floating rate based on, at the Company’s election, (i) LIBOR (subject to reserve requirements and a minimum LIBOR of 2.75%) or (ii) the greatest of (a) 4.0%, (b) the Federal Funds Rate plus 0.5% or (c) Wells Fargo’s prime rate, in each case, plus an applicable margin. The credit agreement includes limitations on the Company’s ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividend payments, and dispose of assets. The credit agreement is secured by substantially all of the Company’s assets, subject to certain exceptions including the company headquarters facility. As of December 31, 2010, we have a zero balance outstanding under this line of credit. On February 17, 2011, this line of credit agreement was amended and renewed for a subsequent five-year term with Wells Fargo Capital Finance, LLC (formerly known as Wells Fargo Foothill, LLC), as arranger, administrative agent and lender (refer to Note 17 – Subsequent Events of our Notes to the Consolidated Financial Statements for additional details).

In July 2009, we drew down $34.4 million, or 70%, of the par value against the value of our ARS. As this credit line was structured as a “net no cost” loan, any interest charges will be offset by interest earned on the underlying ARS. As of December 31, 2009, we had a $32.1 million recorded as Current loans payable in our balance sheet. We fully paid our remaining balance outstanding on our UBS Financial Services line of credit from the proceeds on redemptions of our auction rate securities in the second quarter of 2010.

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

We were in compliance with all debt-related covenants at December 31, 2010. For additional information on our loans payable, please refer to Note 8 – Loans Payable of our Notes to Consolidated Financial Statements.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents, investment balances, cash flows from operations and available debt financing will be sufficient to finance our operational cash needs through at least the next 12 to 24 months. Our ability to generate cash from operations is subject to substantial risks described under Part I, Item 1A, Risk Factors, of this Report. One of these risks is that our future business does not stay at a level that is similar to, or better than, our recent past. In that event, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash, cash equivalents, investment balances and debt financing to support our working capital and other cash requirements. Also, acquisitions are an important part of our business model. As such, significant amounts of cash could and will likely be used in the future for additional acquisitions or strategic investments. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through public or private equity or, as discussed above, debt financing or from other sources. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2010, our contractual obligations or commercial commitments include our facility lease commitments and operating leases for office facilities and certain items of equipment. We do not have any other off-balance sheet arrangements that could reduce our liquidity.

The following table summarizes our obligations as of December 31, 2010 and the effect we expect such obligations to have on our liquidity and cash flows in future periods (in thousands):

Contractual Obligations	Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$46,401	$16,424	$22,703	$7,151	$123
Capital lease obligations	158	132	26	—	—
Purchase obligations (1)	1,084	920	164	—	—
Loans payable, including interest	41,289	2,674	5,834	32,781	—
Contingent consideration (2)	8,515	2,427	6,088	—	—

Total contractual cash obligations	$97,447	$22,577	$34,815	$39,932	$123

(1)	Our purchase obligations relate primarily to marketing contracts, public relations contracts and committed sales events.
(2)

We enter into earn-out agreements with the shareholders of certain companies we acquire. The earn-out contingency are typically based on the acquired company’s products’ total revenue or sales growth over a specified period after the acquisition date. Refer to Note 2 – Acquisitions and Note 15 – Fair Value Measurements of our Notes to Consolidated Financial Statements for additional details.

In addition to the cash commitments above, $46.8 million of unrecognized tax benefits, excluding penalties and interest of $4.3 million, have been recorded as liabilities in accordance with FASB’s interpretation of accounting for uncertainty in income taxes, and we are uncertain as to if or when such amounts may be settled and is not included in the above table (refer to Note 10 – Income Taxes of our Notes to Consolidated Financial Statements for additional details).

Recently Issued Accounting Pronouncements

See Note 1 – Summary of Significant Accounting Policies of our Notes to Consolidated Financial Statements for information regarding recently issued accounting pronouncements.

Critical Accounting Policies and Estimates

Our consolidated financial statements are based on the selection and application of generally accepted accounting principles in the United States of America (“GAAP”), which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates and any such differences may be material to our financial statements. We believe that the policies set forth below may involve a higher degree of judgment and complexity in their application than our other accounting policies and represent the critical accounting policies and estimates used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. Historically, our assumptions, judgments and estimates relative to our critical accounting policies and estimates have not differed materially from actual results. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the related disclosures below and our significant accounting policies presented within Note 1 – Summary of Significant Accounting Policies of our Notes to Consolidated Financial Statements.

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

We recognize revenue pursuant to FASB’s authoritative guidance on software revenue recognition. We cannot recognize any revenue before all of the following criteria are met: (1) there is persuasive evidence of an arrangement; (2) we deliver the products; (3) fees are fixed or determinable and license agreement terms are free of contingencies or uncertainties that may alter the agreement such that it may not be complete and final; and (4) collection is probable.

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

Our maintenance VSOE of fair value is determined by reference to the prices our customers pay for this support when it is sold separately; that is, when we enter into an arms-length, annual renewal transaction with customers where the only offering sold is maintenance. These standalone maintenance renewal transactions are typically one year in duration and are priced as a targeted percentage of the initial, purchase price which includes both the upfront license fee and the first year of maintenance. We bill maintenance renewal transactions in advance of the services provided. We also offer customers the right to purchase maintenance for multiple annual periods at discounted prices beyond the first year as they will be paying cash upfront, well in advance of the multi-year services performed.

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

Our VSOE of fair value is impacted by estimates and judgments that, if significantly different, could materially impact the timing and amount of revenue recognized in current and future periods. These estimates and judgments include, among other items:

•	the ability to identify and validate VSOE of fair value for undelivered elements via the use of sampling techniques;

•	the impact on sampling results of customer negotiating pressure on renewal rates;

•	the impact on sampling results of maintenance renewals on deals originally sold via indirect channels;

•	the fair value of the undelivered element for sampled transactions; and

•	the economic impact of combining multiple renewal rate negotiations relative to varying products with varying purchase dates, into a single, new coterminous maintenance.

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

In addition to perpetual software licenses, we sell a small amount of time-based software licenses (or term licenses) each year wherein customers pay a single fee for the right to use the software and receive maintenance for a defined period of time. Approximately 5% of 2010 license revenue was generated by these time-based software licenses. All license and support revenues on these term licenses are deferred and recognized ratably over the license term.

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

We recognize revenue from reseller and distributor transactions upon invoicing the order provided all other revenue recognition criteria have been met. For those resellers and distributors that have established a history of consistent, timely cash collection with us, we accept orders and recognize revenue upon shipment since the resellers and distributors have existing orders from an end user customer. For those resellers that have not established a history of consistent, timely cash collection with us, we accept orders and defer revenue until cash collection occurs. The probability of collection criteria per GAAP is applied to each individual reseller or distributor rather than to all channel partners sales in aggregate.

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

•

Accounts Receivable – We maintain an allowance for sales returns and cancellations as well as an allowance for bad debt. Regarding our allowance for sales returns and cancellations, our standard form license and maintenance and/or service agreements do not typically or expressly provide for product returns or cancellations as a matter of right unless we have breached the product warranty and are unable to cure the breach. Our product warranties are typical industry warranties that a product will perform in accordance with established written specifications. However, we maintain the sales returns and cancellations allowance to cover the circumstances where the company accepts returns or cancellations on a discretionary basis even though not contractually obligated to do so. This allowance also covers estimated losses for our customer’s unwillingness to make required payments. The allowance for bad debt is for estimated losses resulting from our customer’s inability to make required payments related to enforceable contracts. To support both these allowances, we are required to make significant estimates of future software license returns, of cancellations for both maintenance and consulting and training services, and of write-offs of customer accounts as bad debts – all related to current period revenues. The amount of our reserves is based on these estimates, the contractual terms and conditions of our contracts, our accounts receivable aging and our historical collection experience with a customer base. If significant product performance issues were to arise resulting in our accepting sales returns, additional allowances may be required which would result in a reduction of revenue in the period such determination was made. While such return, cancellation and bad debt write-off amounts have historically been within our planned expectations and the allowances established, we cannot guarantee that our sales returns and allowances will be adequate to cover future performance issues of our customer base and allowances may be required which would result in less revenues and additional general and administrative expense in the period such determination was made.

•

Goodwill – We test goodwill for impairment at the reporting unit level on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. We performed our annual impairment review in the fourth quarter of 2010 and determined that the carrying value of each reporting unit was less than the estimated fair value of the reporting units. In calculating the fair value of the reporting units (licenses and services), the market approach and income approach were the methodologies deemed the most reliable and were the primary methods used for our impairment analysis. Based on our most recent annual impairment review, the estimated fair value of our reporting units was substantially in excess of carrying value. We will continue to perform annual impairment reviews during the fourth quarter of each year or earlier if indicators of potential impairment exist. Future impairment reviews could result in significant charges against earnings to write down the value of goodwill.

•

Amortizing Intangible Assets – These assets are recorded at their estimated fair value and include acquired technology, in-process research and development (“IPR&D”), customer relationships, non-compete agreements, trademarks and trade names acquired and are being amortized using the straight-line method over estimated useful lives ranging from two to seven years.

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

The net carrying amount of amortizing intangible assets was considered recoverable at December 31, 2010. In accordance with FASB’s authoritative guidance on accounting for the impairment or disposal of long-lived assets, these intangible assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. We periodically review the carrying value of these assets to determine whether or not impairment to such value has occurred. In the event that in the future it is determined that the other intangible assets value has been impaired, an adjustment will be made in that corresponding period resulting in a charge against earnings for the write-down.

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

Accounting for Income Taxes

As part of the process of preparing our financial statements, we are required to estimate our obligation for income taxes in each of the jurisdictions in which we operate. This process requires a significant amount of judgment, estimation and uncertainty and our estimate of income taxes can be highly sensitive to shifts of taxable income reported between such tax jurisdictions. Additionally, our U.S. and foreign tax returns are subject to routine compliance reviews by the various tax authorities. Although we believe we have appropriate support for the positions taken on our tax returns, our income tax expense includes amounts intended to satisfy income tax assessments that could result from the examination of our tax returns. Determining the income tax expense for such contingencies requires a significant amount of judgment and estimation.

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

Accounting for Stock-based Compensation

We account for stock-based compensation in accordance with the fair value recognition provisions per GAAP. Under GAAP, stock-based compensation expense is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. We use the Black-Scholes option-pricing model to determine the fair value of stock options. The Black-Scholes option-pricing model incorporates various subjective assumptions including expected volatility, expected term and the risk-free interest rates. We estimate the expected volatility based upon historical volatilities of our common stock. We determine the expected term of our stock-based awards based on historical exercise patterns across two different groups of employees. In addition, judgment is also required in estimating the forfeiture rate on stock-based awards. We calculate the expected forfeiture rate based on average historical trends. These input factors are subjective and are determined using management’s judgment. If a difference arises between the assumptions used in determining stock-based compensation cost and the actual factors which become known over time, we may change the input factors used in determining future stock-based compensation costs. Any such changes could materially impact our results of operations in the period in which the changes are made and in periods thereafter.

Determining Functional Currencies for Purpose of the Consolidation of Non-U.S. Subsidiaries

In preparing our consolidated financial statements, we are required to re-measure the financial statements of the foreign subsidiaries from their local currency into United States dollars. This process results in foreign currency re-measurement gains and losses included in Other (expense) income, net in the consolidated income statements.

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

Other (expense) income, net includes any gain or loss associated with the re-measurement of a subsidiary’s financial statements when the functional currency of a subsidiary is the United States dollar. However, if the functional currency is deemed to be the local currency, any gain or loss associated with the translation of these financial statements into the United States dollar would be included within accumulated other comprehensive income on our consolidated balance sheets. If we determine that there has been a change in the functional currency of a subsidiary to the local currency, any translation gains or losses arising after the date of change would be included within stockholders’ equity as a component of accumulated other comprehensive income.

Based on our assessment of the factors discussed above, we consider the United States dollar to be the functional currency for each of our international subsidiaries. As a result of this determination, assets and liabilities in these subsidiaries are re-measured at current period-end exchange rates, except for property and equipment and deferred revenue, which are re-measured at historical exchange rates. Revenues and expenses are re-measured at weighted average exchange rates in effect during the reporting period except for revenue and costs related to the above mentioned balance sheet items which are re-measured at historical exchange rates. Accordingly, we had a net foreign currency re-measurement (loss) gain of $(3.2) million for the year ended December 31, 2010 and a net foreign currency re-measurement loss of $3.6 million for the year ended December 31, 2009, recorded to Other (expense) income, net in the respective periods. Had we determined that the functional currency of our subsidiaries was the local currency, these translation gains and losses would have been included in our statement of stockholders’ equity as a component of comprehensive income for each of the years presented, and would not have the impacts on our net income that are currently reflected in our consolidated financial statements.

The magnitude of these gains or losses is dependent upon fluctuations within the exchange rates of the foreign currencies in which we transact business against the United States dollar and the significance of the assets, liabilities, revenues and expenses denominated in foreign currencies and the effect of any foreign currency hedging activities that we have entered into (See Note 14 – Derivative Instruments of our Notes to Consolidated Financial Statements for details). The company operates in a number of currencies worldwide, most notably in the Euro, the British Pound, Canadian Dollar, Australian Dollar and Russian Ruble. Any future re-measurement gains or losses could differ significantly from those we have experienced in recent years. In addition, if we determine that a change in the functional currency of one of our subsidiaries has occurred at any point in time, we would be required to include any translation gains or losses from the date of change in accumulated other comprehensive income on our consolidated balance sheets.

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

Our exposure to foreign exchange risk originates both from our foreign operations net profits and losses denominated in currencies other than the U.S. Dollar, as well as our net balances of monetary assets and liabilities in our foreign subsidiaries. These exposures have the potential to produce either gains or losses depending on the directional movement of the foreign currencies versus the U.S. Dollar and our operational profile in foreign subsidiaries. Our cumulative currency gains or losses in any given period may be lessened by the economic benefits of diversification and the correlative relationships of different currencies, but there can be no assurance that this pattern will continue to be true in future periods. During the twelve months ended December 31, 2010, we had a positive effect, or an increase of $1.7 million on total revenues and a negative effect in the form of an increase to total expenses by $6.2 million related to foreign currency fluctuation when comparing 2010 rates to 2009. In addition, for the twelve months ended December 31, 2010, within other (expense) income, net we had foreign currency (loss) gain of $(3.2) million compared to $3.6 million in 2009.

The foreign currencies to which we currently have the most significant exposure are the Euro, the Canadian Dollar, the British Pound, the Australian Dollar and the Russian Ruble. In 2009, we implemented a foreign exchange hedging program. We enter into hedges in the form of foreign currency contracts to reduce the range of outcomes foreign currency rate changes can have on non-functional currency denominated forecasted transactions and balance sheet positions, which include certain monetary assets and liabilities denominated in foreign currencies. The foreign currency contracts are carried at fair value and denominated in various currencies as listed in the tables below. The duration of these contracts ranges from less than one month to nine months. A description of our accounting for foreign currency contracts is included in Note 1 – Summary of Significant Accounting Policies and Note 14 – Derivative Instruments of our Notes to Consolidated Financial Statements.

The magnitude of success of our hedging activities depends upon the accuracy of our estimates of various balances and transactions denominated in non-functional currencies. To the extent our estimates are correct, gains and losses on our forward foreign currency contracts will be offset by corresponding losses and gains on the underlying transactions. In order to monitor the financial impact of our foreign currency hedges, we subject our hedges to a stress test. This test is intended to quantify the impact to our financial statements of an abnormal change in the foreign currency rates in which we do business. When subjected to a 10% and 20% adverse change, we estimated that the fair value of our contracts would decline by $9.0 million and $18.0 million, respectively.

We do not use foreign currency contracts for speculative or trading purposes. We enter into foreign currency contracts with reputable financial institutional counterparties whose financial health we monitor. To date, we have not experienced nonperformance by any of these counterparties and anticipate performance by all counterparties.

The following table summarizes the notional amounts of our outstanding foreign currency contracts at December 31, 2010 and 2009. All contracts have maturities of nine months or less. (in U.S. Dollars in thousands):

	December 31

Currency	2010	2009
Australian Dollar	$6,634	$2,545
Canadian Dollar	7,694	11,554
Chinese Yuan	1,167	—
Danish Krone	1,073	1,214
Euro	45,961	21,991
British Pound	14,988	9,965
Israeli Shekel	2,105	1,947
Brazil Real	2,381	—
Swedish Krona	743	—
Norwegian Krone	1,028	—
Russian Ruble	6,206	5,586

Total	$89,980	$54,802

Interest Rate Risk

Our exposure to market interest-rate risk relates primarily to our investment portfolio. We traditionally do not use derivative financial instruments to hedge the market risks of our investments. We place our investments with high-quality issuers and money market funds and articulate allocation limits in our investment policy to any one issuer other than the United States government. Our investment portfolio as of December 31, 2010 consisted of money market funds, U.S. Treasuries, US agency securities, commercial paper, certificates of deposit and corporate bonds. Investments purchased with an original maturity of three months or less are considered to be cash equivalents. We classify our investments as available-for-sale securities. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity. Trading securities are carried at fair value, with changes in fair value reported in earnings.

Information about our investment portfolio is presented in the table below, which states the amortized book value and related weighted-average interest rates by year of maturity (in thousands):

	Amortized Book Value	Weighted Average Rate
Investments maturing by December 31, 2011 (1)	$384,469	0.28%
2012	33,312	1.48%
2013	11,959	2.46%
2014	—	—
2015	—	—
Thereafter	—	—

Total portfolio	$429,740	0.42%

(1)	Includes $294.3 million in cash equivalents.

See Note 4 – Cash and Cash Equivalents and Investments of our Notes to Consolidated Financial Statements for additional information regarding our investment portfolio.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1.

The following tables set forth selected unaudited consolidated quarterly financial data for the eight quarters ended December 31, 2010:

	Quarters Ended
	Dec. 31, 2010 (1)	Sept. 30, 2010	June 30, 2010	March 31, 2010	Dec. 31, 2009 (2)	Sept. 30, 2009 (2)	June 30, 2009	March 31, 2009
	(in thousands, except per share data)
Revenues	$216,782	$193,042	$186,102	$171,171	$194,531	$170,849	$164,257	$165,597
Gross profit	190,577	169,565	164,608	150,133	172,560	149,062	143,259	144,852
Income before income tax provision	31,257	34,306	29,155	20,202	44,680	711	26,100	14,544
Net income	$37,064	$28,501	$17,391	$15,613	$37,022	$2,949	$20,459	$9,929

Basic net income per share	$0.40	$0.31	$0.19	$0.17	$0.41	$0.03	$0.22	$0.11

Diluted net income per share	$0.39	$0.31	$0.19	$0.17	$0.40	$0.03	$0.21	$0.10

(1)	We recorded a year-end adjustment of $6.8 million relating to tax reserves that should have been released in prior periods. Management has concluded that this correction is not material to any periods affected. Refer to Note 1 – Summary of Significant Accounting Policies of our Notes to Consolidated Financial Statements for details of our tax adjustment related to prior periods.
(2)	The net income for the quarter ended September 30, 2009 included a $29.4 million litigation loss provision recorded in connection with our completed stock option investigation. The net income for the quarter ended December 31, 2009 included a $10.0 million credit to litigation loss provision representing insurance proceeds paid by our insurance providers in the fourth quarter of 2009.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls	and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010 as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act were effective, at the reasonable assurance level.

In October 2009, we began implementing an upgrade to our financial system. As part of the first stage of this process, which we completed in August 2010, we implemented a full rollout of all financial system upgrade modules in the United States, Canada, Australia and certain parts of our EMEA region, which together comprise the largest part of our business. The second and final stage of implementation of the upgrade to our financial system is the rollout of the remaining modules to the rest of our company, which is scheduled to be completed in the first quarter of 2012. Our upgraded financial system is a significant component of our internal control over financial reporting. Management believes that it has taken the necessary steps to monitor and maintain appropriate internal controls during this implementation period and that our internal controls have been enhanced by the new financial accounting system.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, utilizing the criteria described in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether the Company’s internal control over financial reporting was effective as of December 31, 2010. Based on this evaluation and those criteria, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have not been any changes in internal control over financial reporting that occurred in the fourth quarter of 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Quest Software, Inc.

Aliso Viejo, California

We have audited the internal control over financial reporting of Quest Software, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010, of the Company and our report dated February 23, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

February 23, 2011

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item will be included in the sections captioned “Directors,” “Executive Officers,” “Code of Ethics,” “Corporate Governance,” “Board of Directors and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive proxy statement, to be delivered to stockholders in connection with our 2011 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 11.	Executive Compensation

Information regarding compensation of certain named executive officers will be included in the section captioned “Executive Compensation and Related Information” appearing in our definitive proxy statement, to be delivered to stockholders in connection with our 2011 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included in the section captioned “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” appearing in our definitive proxy statement, to be delivered to stockholders in connection with our 2011 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included in the section captioned “Certain Relationships and Related Transactions,” and “Corporate Governance” appearing in our definitive proxy statement, to be delivered to stockholders in connection with our 2011 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information required by this item will be included in the section captioned “Fees Paid to the Independent Registered Public Accounting Firm” in our definitive proxy statement, to be delivered to stockholders in connection with our 2011 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

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

(3)	Exhibits

Exhibit Number	Exhibit Title

3.1*	Certificate of Incorporation of Quest Software, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2009)

3.2*	Bylaws of Quest Software, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2009)

4.1*	Form of Registrant’s Specimen Common Stock Certificate (incorporated by reference to our Registration Statement on Form S-1 and all amendments thereto filed on June 11, 1999 (File No. 333-80543))

10.1*	Form of Directors’ and Officers’ Indemnification Agreement (incorporated by reference to our Registration Statement on Form S-1 and all amendments thereto filed on June 11, 1999 (File No. 333-80543))

10.2*++	Quest Software, Inc. 1999 Stock Incentive Plan, as amended (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2008)

10.3*++	Form of Stock Option Agreement used under the Quest Software, Inc. 1999 Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2004)

10.4*++	Form of Restricted Stock Unit Award Agreement used under the Quest Software, Inc. 1999 Stock Incentive Plan, as amended (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2008)

10.5*++	Quest Software, Inc. 2001 Stock Incentive Plan, as amended (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2008)

10.6*++	Form of Stock Option Agreement used under the Quest Software, Inc. 2001 Stock Incentive Plan (incorporated by reference to our Registration Statement on Form S-8 (File No. 333-82784) filed on February 14, 2002)

10.7*++	Quest Software, Inc. 2008 Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2008)

10.8*++	Form of Stock Option Agreement used under the Quest Software, Inc. 2008 Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2008)

10.9*++	Form of Restricted Stock Unit Award Agreement used under the Quest Software, Inc. 2008 Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2008)

10.10*++	Quest Software, Inc. Executive Incentive Plan (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2007)

10.11*	Credit Agreement dated as of February 17, 2009 between Quest Software, Inc. and Wells Fargo Foothill, LLC (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2009)

10.12*	Security Agreement dated as of February 17, 2009 among Quest Software, Inc., Aelita Software Corporation, ScriptLogic Corporation, Vizioncore, Inc., NetPro Computing, Inc. and those additional entities that hereafter become parties hereto, and Wells Fargo Foothill, LLC (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2009)

10.13*++	Voting Agreement dated June 1, 2009 by and between Quest Software, Inc. and Vincent C. Smith (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2009)

10.14*	Loan and Security Agreement, dated as of August 3, 2009, between Quest Software, Inc. as Borrower and Mutual of Omaha Bank as Lender (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2009)

10.15*	Secured Promissory Note, dated as of August 3, 2009, from Quest Software, Inc. as Maker to Mutual of Omaha Bank as Payee (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2009)

10.16*	Deed of Trust, Security Agreement, Assignment of Rents and Leases, and Fixture Filing, dated as of August 3, 2009, by and among Quest Software, Inc. as Trustor, Mutual of Omaha Bank as Beneficiary, and Fidelity National Title Company as Trustee (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2009)

Exhibit Number	Exhibit Title
10.17*	Environmental Certification and Indemnity Agreement, dated as of August 3, 2009, by Quest Software, Inc. as Obligor in favor of Mutual of Omaha Bank as Lender (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2009)

14.1*	Code of Conduct and Ethics (incorporated by reference to our Annual Report on Form 10-K for the period ended December 31, 2009)

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference
++	Indicates a management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUEST SOFTWARE, INC.

Dated: February 24, 2011	By:	/s/ Douglas F. Garn
Douglas F. Garn
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas F. Garn Douglas F. Garn	President, Chief Executive Officer (Principal Executive Officer) and Director	February 24, 2011

/s/ Scott J. Davidson Scott J. Davidson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2011

/s/ Scott H. Reasoner Scott H. Reasoner	Vice President, Corporate Controller (Principal Accounting Officer)	February 24, 2011

/s/ Vincent C. Smith Vincent C. Smith	Executive Chairman of the Board of Directors	February 24, 2011

/s/ Kevin M. Klausmeyer Kevin M. Klausmeyer	Director	February 24, 2011

/s/ Raymond J. Lane Raymond J. Lane	Director	February 24, 2011

/s/ Augustine L. Nieto II Augustine L. Nieto II	Director	February 24, 2011

/s/ Paul A. Sallaberry Paul A. Sallaberry	Director	February 24, 2011

/s/ H. John Dirks H. John Dirks	Director	February 24, 2011

CONSOLIDATED FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

QUEST SOFTWARE, INC. AND SUBSIDIARIES

December 31, 2010, 2009 and 2008

QUEST SOFTWARE, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Quest Software, Inc.

Aliso Viejo, California

We have audited the accompanying consolidated balance sheets of Quest Software, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2011, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

February 23, 2011

QUEST SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$356,533	$292,940
Short-term investments	90,284	90,109
Accounts receivable, net of allowances of $5,367 and $5,605 at December 31, 2010 and 2009, respectively	179,621	157,534
Prepaid expenses and other current assets	48,312	32,974
Deferred income taxes	6,677	11,832

Total current assets	681,427	585,389
Property and equipment, net	70,854	70,051
Long-term investments	45,466	2,411
Intangible assets, net	62,785	76,072
Goodwill	706,224	670,481
Deferred income taxes	46,985	34,127
Other assets	21,843	26,607

Total assets	$1,635,584	$1,465,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,512	$3,714
Accrued compensation	55,185	45,831
Other accrued expenses	32,600	31,902
Loans payable	521	32,602
Deferred revenue	324,121	285,907

Total current liabilities	417,939	399,956

Long-term liabilities:
Deferred revenue	100,264	86,231
Income taxes payable	41,385	44,433
Loans payable	32,730	33,292
Other long-term liabilities	11,000	8,434

Total long-term liabilities	185,379	172,390

Total liabilities	603,318	572,346

Commitments and contingencies (Notes 2 and 16)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 200,000 shares authorized; 92,893 and 90,202 shares issued and outstanding at December 31, 2010 and 2009, respectively	93	90
Additional paid-in-capital	729,640	689,385
Retained earnings	301,697	203,130
Accumulated other comprehensive income	836	187

Total stockholders’ equity	1,032,266	892,792

Total liabilities and stockholders’ equity	1,635,584	$1,465,138

The accompanying notes are an integral part of these consolidated financial statements.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

	Year Ended December 31
	2010	2009	2008
Revenues:
Licenses	$320,683	$279,238	$334,083
Services	446,414	415,998	401,294

Total revenues	767,097	695,236	735,377

Cost of revenues:
Licenses	8,303	7,581	8,586
Services	67,809	58,528	62,060
Amortization of purchased technology	16,101	19,393	20,231

Total cost of revenues	92,213	85,502	90,877

Gross profit	674,884	609,734	644,500

Operating expenses:
Sales and marketing	304,934	272,944	312,493
Research and development	151,896	144,370	153,464
General and administrative	84,808	76,748	84,954
Amortization of other purchased intangible assets	12,670	13,159	11,302
In-process research and development	—	—	955
Litigation loss provision, net	—	19,025	—

Total operating expenses	554,308	526,246	563,168

Income from operations	120,576	83,488	81,332
Other (expense) income, net	(5,657)	2,549	1,030

Income before income tax provision	114,919	86,037	82,362
Income tax provision	16,352	15,678	14,319

Net income	$98,567	$70,359	$68,043

Net income per share:
Basic	$1.09	$0.77	$0.65

Diluted	$1.06	$0.75	$0.64

Weighted-average shares:
Basic	90,411	91,926	104,192
Diluted	93,282	94,066	106,261

The accompanying notes are an integral part of these consolidated financial statements.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In thousands)

	Common Stock		Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Comprehensive Income
	Shares	Amount
BALANCE, December 31, 2007	101,819	102	832,948	64,728	(452)	897,326
Common stock issued under stock-based compensation plans	3,926	4	39,960	—	—	39,964
Repurchase of common stock	(11,440)	(11)	(142,989)	—	—	(143,000)
Fees related to the repurchase of common stock	—	—	(2,250)	—	—	(2,250)
Net tax deficiency related to stock-based compensation	—	—	(2,500)	—	—	(2,500)
Cancellation and retirement of shares related to settlement of the Imceda escrow	(7)	(1)	(87)	—	—	(88)
Cash settlement of equity based awards	—	—	(743)	—	—	(743)
Proceeds received from certain executive officers as part of our restatement remedial actions	—	—	200	—	—	200
Compensation expense associated with stock-based payments	—	—	16,348	—	—	16,348
Losses reclassified to net income	—	—	—	—	452	452	$452
Net income	—	—	—	68,043	—	68,043	68,043

Comprehensive income	—	—	—	—	—	—	$68,495

BALANCE, December 31, 2008	94,298	94	740,887	132,771	—	873,752
Common stock issued under stock-based compensation plans	3,752	4	43,260	—	—	43,264
Net tax benefit related to stock-based compensation	—	—	4,867	—	—	4,867
Repurchase of common stock	(7,848)	(8)	(111,009)	—	—	(111,017)
Fees related to the repurchase of common stock	—	—	(1,431)	—	—	(1,431)
Cash settlement of equity based awards	—	—	(1,268)	—	—	(1,268)
Compensation expense associated with stock-based payments	—	—	14,079	—	—	14,079
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(9)	(9)	$(9)
Unrealized gain on foreign currency hedges, net of tax	—	—	—	—	196	196	196
Net income	—	—	—	70,359	—	70,359	70,359

Comprehensive income	—	—	—	—	—	—	$70,546

BALANCE, December 31, 2009	90,202	$90	$689,385	$203,130	$187	$892,792
Common stock issued under stock-based compensation plans	4,954	5	62,499	—	—	62,504
Net tax deficiency related to stock-based compensation	—	—	(3,071)	—	—	(3,071)
Repurchase of common stock	(2,263)	(2)	(37,361)	—	—	(37,363)
Fees related to the repurchase of common stock	—	—	(9)	—	—	(9)
Cash settlement of equity based awards	—	—	(3,421)	—	—	(3,421)
Compensation expense associated with stock-based payments	—	—	21,618	—	—	21,618
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	290	290	$290
Unrealized gain on foreign currency hedges, net of tax	—	—	—	—	359	359	359
Net income	—	—	—	98,567	—	98,567	98,567

Comprehensive income	—	—	—	—	—	—	$99,216

BALANCE, December 31, 2010	92,893	$93	$729,640	$301,697	$836	$1,032,266

The accompanying notes are an integral part of these consolidated financial statements.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31
	2010	2009	2008
Cash flows from operating activities:
Net income	$98,567	$70,359	$68,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,031	47,973	48,255
Compensation expense associated with stock-based payments	23,101	15,178	17,106
Change in fair value of contingent consideration	2,500	—	—
Deferred income taxes	6,286	2,376	(236)
Impairment losses on cost method investments	—	—	2,001
Excess tax benefit related to stock-based compensation	(1,582)	(1,825)	(3,415)
Provision for bad debts	616	72	1,358
Other non-cash adjustments, net	950	(382)	2,175
Changes in operating assets and liabilities, net of effects of acquisitions:

Accounts receivable	(21,177)	320	(6,915)
Prepaid expenses and other current assets	4,329	(1,156)	1,809
Other assets	1,988	(674)	986
Accounts payable	1,008	(491)	(1,694)
Accrued compensation	3,859	(3,208)	(3,871)
Other accrued expenses	(786)	(8,339)	(5,359)
Income taxes payable	(23,660)	(3,149)	(5,465)
Deferred revenue	48,520	33,426	37,113
Other liabilities	(2,241)	2,806	(40)

Net cash provided by operating activities	185,309	153,286	151,851

Cash flows from investing activities:
Purchases of property and equipment	(13,731)	(11,286)	(12,244)
Cash paid for acquisitions, net of cash acquired	(58,734)	(12,253)	(137,207)
Change in restricted cash	587	1,494	46,496
Cash paid for software rights	(2,229)	—	—
Notes receivable from a cost method investee	(2,000)	—	—
Change in notes receivable	(300)	—	—
Purchases of cost method investments	—	(3,000)	(3,160)
Purchases of investment securities	(226,201)	(47,853)	(52,003)
Sales and maturities of investment securities	186,157	2,814	82,071

Net cash used in investing activities	(116,451)	(70,084)	(76,047)

Cash flows from financing activities:
Proceeds from loans payable	—	68,428	—
Repayment of loans payable	(32,653)	(2,534)	—
Repurchase of common stock	(37,363)	(112,447)	(145,250)
Repayment of capital lease obligations	(245)	(263)	(256)
Cash paid for line of credit fees	—	(1,979)	—
Proceeds from the exercise of stock options	62,504	43,264	39,964
Excess tax benefit related to stock-based compensation	1,582	1,825	3,415
Proceeds received from certain executive officers as part of our restatement remedial actions	—	—	200

Net cash used in financing activities	(6,175)	(3,706)	(101,927)

Effect of exchange rate changes on cash and cash equivalents	910	(2,451)	6,450

Net increase (decrease) in cash and cash equivalents	63,593	77,045	(19,673)
Cash and cash equivalents, beginning of period	292,940	215,895	235,568

Cash and cash equivalents, end of period	$356,533	$292,940	$215,895

Supplemental disclosures of consolidated cash flow information:
Cash paid for interest	$3,305	$3,746	$289

Cash paid for income taxes	$32,988	$15,077	$22,452

Supplemental schedule of non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale securities, net of tax	$290	$(9)	$—

Unrealized gain on forward foreign currency contracts	$359	$196	$—

Contingent consideration related to acquisitions	$2,015	$4,000	$—

Unpaid purchases of property and equipment	$1,382	$1,081	$852

The accompanying notes are an integral part of these consolidated financial statements.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Financial Statement Presentation

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include our accounts and those of our majority owned subsidiaries. Intercompany transactions are eliminated and the portion of the net income or net loss of subsidiaries applicable to minority interests adjusts to Other (expense) income, net.

Certain reclassifications have been made to fiscal year 2008 amounts to conform to the current year presentation of our consolidated statements of stockholders’ equity and comprehensive income as a result of changing our state of incorporation from California to Delaware during 2009 and assigning a par value to our common stock.

Tax Adjustment Related to Prior Periods

During the year-end close process, we discovered that approximately $6.8 million in tax reserves should have been released in prior periods upon the lapsing of statutes of limitations in federal taxing jurisdictions. The release of these tax reserves would result in higher net income and earnings per share than previously reported for the prior interim periods and the year ended December 31, 2009. We recorded a year-end adjustment of $6.8 million and management has concluded that this correction is not material to any periods affected. The impact of the year-end adjustment for the three months and twelve months ended December 31, 2010 was an increase in net income of $6.8 million and an increase in diluted earnings per share of $0.07. The impact to prior interim periods for the income statement would have been an increase in net income of $2.1 million, $0.1 million and $4.6 million for the three months ended September 30, 2010, December 31, 2009 and September 30, 2009, respectively and an increase in diluted earnings per share of $0.02, $— and $0.05 for the three months ended September 30, 2010, December 31, 2009 and September 30, 2009, respectively. The impact to prior year would have been an increase in net income of $4.7 million and an increase in diluted earnings per share of $0.05 for the twelve months ended December 31, 2009. The impact to prior periods for the balance sheet would have been a decrease in non-current deferred income taxes of $1.0 million and a decrease in long-term income taxes payable of $7.8 million as of September 30, 2010, a decrease in non-current deferred income taxes of $0.7 million and a decrease in long-term income taxes payable of $5.4 million as of December 31, 2009, and a decrease in non-current deferred income taxes of $0.7 million and a decrease in long-term income taxes payable of $5.3 million as of September 30, 2009, respectively.

Cumulative Effect of Prior Period Consolidated Balance Sheet Adjustment

Included in the “net tax benefit related to stock-based compensation” in the period ending December 31, 2009 is a correction of $6.9 million related to deferred income taxes on stock options that had been incorrectly derecognized in 2006. The correction does not impact earnings and management has concluded that this correction is immaterial. Since the $6.9 million should not have been recorded as reductions to deferred tax assets and additional paid-in capital during 2006, both the deferred tax asset and additional paid-in capital are being re-established in the period ending December 31, 2009. The relative impact to prior periods would have been an increase in the deferred tax asset and additional paid-in capital of $7.1 million as of December 31, 2008 and 2007.

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

New Accounting Pronouncements

In October 2009, Financial Accounting Standards Board (“FASB”) issued an amendment to its accounting guidance on revenue arrangements with multiple deliverables. This new accounting guidance addresses the unit of accounting for arrangements involving multiple deliverables and how consideration should be allocated to separate units of accounting, when applicable. This guidance is effective for fiscal years beginning on or after June 15, 2010. There was no material impact from the adoption of this guidance on our consolidated financial position or results of operations.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2009, FASB issued an amendment to its accounting guidance on certain revenue arrangements that include software elements. The new accounting guidance excludes from consideration of software revenue recognition principles all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. This guidance is effective for fiscal years beginning on or after June 15, 2010. This guidance must be adopted in the same period that the company adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. There was no material impact from the adoption of this guidance on our consolidated financial position or results of operations.

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

In January 2010, FASB issued an amendment to its accounting for distributions to shareholders with components of stock and cash. This new guidance clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance. This guidance is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. There was no impact from the adoption of this guidance since we have never declared dividends on our common stock.

In January 2010, FASB issued an amendment to its accounting and reporting for decreases in ownership of a subsidiary. This amendment clarifies the scope of the decrease in ownership provisions in the consolidation – overall subtopic and related guidance. This amendment is effective beginning in the period that an entity adopts FASB’s guidance on Noncontrolling Interests in Consolidated Financial Statements, which was effective January 1, 2009. There was no impact from the adoption of this guidance on our consolidated financial position or results of operations.

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

In March 2010, FASB issued an amendment to Derivatives and Hedging-Embedded Derivatives. The amendment provided clarifications and related additional examples to improve financial reporting by resolving potential ambiguity about the breadth of the embedded credit derivative scope exception. The amendment is effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. There was no impact from our adoption of this guidance to our consolidated financial position or results of operations as we do not have contracts containing embedded credit derivative features.

In April 2010, FASB issued an amendment to Stock Compensation. The amendment clarifies that an employee stock-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. We do not anticipate any impact from our adoption of this guidance since our stock-based payment awards have an exercise price denominated in the same currency of the market in which our Company shares are traded.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2010, FASB issued an amendment to Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The amendment enhances disclosures about the credit quality of financing receivables and the allowance for credit losses. This Update requires an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. In addition, the amendments in this Update require an entity to disclose credit quality indicators, past due information, and modifications of its financing receivables. These improvements will help financial statement users assess an entity’s credit risk exposures and its allowance for credit losses. The amendment is effective for interim and annual periods ending on or after December 15, 2010. There was no impact from our adoption of this guidance since we do not have any financing receivables.

In December 2010, FASB issued an amendment to goodwill impairment test. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We do not anticipate any impact from our adoption of this guidance since we do not have any reporting units with zero or negative carrying amounts at December 31, 2010.

In December 2010, FASB issued an amendment to the disclosure of supplementary pro forma information for business combinations. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted, but was not elected.

Cash Equivalents and Investments

We consider highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of AAA-rated money market funds in all periods presented. Investments consist of available-for-sale or trading securities as defined in Accounting for Certain Investments in Debt and Equity Securities. These investments are recorded at fair value and are classified as investments in the accompanying consolidated balance sheets as of December 31, 2010. The changes in fair values on trading securities are recorded as a component of Other (expense) income, net. The changes in fair values, net of applicable taxes, on available-for-sale investment securities are recorded as unrealized gains (losses) as a component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in Other (expense) income, net. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. Investments are made based on our investment policy which restricts the types of investments that can be made. We have classified available-for-sale and trading securities as short-term or long-term based primarily on the maturity date of the related securities.

Concentration of Credit Risk

Financial instruments that potentially subject us to credit risk include cash and cash equivalents, investments and accounts receivable. We believe that credit risks related to our investment portfolio are moderated by limitations we place on our exposure to any one issuer and credit risks on accounts receivable are moderated by the diversity of our products, customers and geographic sales areas. We monitor extensions of credit and have not experienced significant credit losses in the past. We maintain an allowance both for bad debts and for sales returns and cancellations and such losses and returns have historically been within management’s expectations. No single customer accounted for 10% or more of our total revenues or accounts receivable for the years ended December 31, 2010, 2009 or 2008.

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

Other Assets

The following table summarizes our other assets by asset type at the dates indicated (in thousands):

Asset Type	December 31
	2010	2009
Cost method investments	$14,304	$14,427
Income taxes receivable	2,092	4,885
Lease security deposits	2,678	2,622
Non-current restricted cash (1)	1,040	1,197
Other	1,729	3,476

Total Other Assets	$21,843	$26,607

(1)	Relates primarily to cash restricted as a condition to certain non-US facility leases.

Cost method investments are investments made in non-consolidated companies accounted for under the cost method given that we do not have the ability to exercise significant influence over these companies’ operations. These investments were made in early stage private companies and a private equity fund for business and strategic purposes. We may make additional investments of this nature in the future. We periodically monitor our investments for impairment and will record reductions in carrying values if and when necessary. The evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure regulations as U.S. public companies and, as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. As part of this evaluation process, our review includes but is not limited to a review of each company’s cash position, recent financing activities, financing needs, earnings and revenue outlook, operational performance, management or ownership changes, and impacts from competitive pressure to the extent that we have access to such information. If we were to subsequently determine that the carrying value of our investment in a company is at an amount above fair value, an adjustment will be made in that corresponding period resulting in a charge against earnings for the write-down.

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

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Business Acquisitions and Related Intangible Assets

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

Commencing January 1, 2009, costs to effect an acquisition are recorded in general and administrative expenses on the consolidated income statements as the expenses are incurred.

Intangible assets are recorded at the estimated fair value of acquired technology, in-process research and development (“IPR&D”), customer relationships, non-compete agreements, trademarks and trade names acquired and amortized using the straight-line method over estimated useful lives. The estimated useful lives of the intangible assets being amortized range from two to seven years. The estimated fair value of trade names associated with ScriptLogic Corporation acquired in 2007 and PacketTrap Networks, Inc. acquired in 2009 were assigned indefinite useful lives and are not being amortized. Accumulated amortization of intangible assets was $203.6 million and $174.8 million at December 31, 2010 and 2009, respectively. The net carrying amount of intangible assets was considered recoverable at December 31, 2010. We test goodwill for impairment at the reporting unit level on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. The carrying amount of goodwill was considered recoverable at December 31, 2010, based on the results of our goodwill impairment evaluation performed in the fourth quarter of 2010.

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

In the case of a qualifying cash flow hedge, changes in the value of the derivative instruments that are highly effective are recognized in Accumulated other comprehensive income (“AOCI”) on the consolidated balance sheets, until the hedged item is recognized in the consolidated income statement. The ineffective portion of a derivative’s change in fair value is recognized through the consolidated income statement. Upon the occasional termination of a cash flow hedge, the remaining cost of that hedge is amortized over the remaining life of the hedged item in proportion to the change in the hedged forecasted transaction. We have derivatives in place to hedge the exposure to the variability in future cash flows for revenues and forecasted research and development cash expenses. We formally document all qualifying hedge relationships, as well as our risk management objective and strategy for undertaking each hedge transaction. Derivatives that are non-designated hedges are adjusted to fair value through the consolidated income statement. Quest does not use derivative instruments for speculative purposes. See Note 14 – Derivative Instruments for a full description of our derivative activities.

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

See Note 15 – Fair Value Measurements for further information, including the classification within the three-level hierarchy of all of our assets and liabilities carried in our consolidated balance sheet at fair value as of December 31, 2010.

Revenue Recognition

We derive revenues from three primary sources: (1) software licenses, (2) annual maintenance and support services and (3) consulting and training services. We recognize revenue in accordance with FASB’s authoritative guidance on software revenue recognition.

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

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In addition to perpetual software licenses, we sell a small amount of time-based software licenses (or term licenses) each year wherein customers pay a single fee for the right to use the software and receive maintenance for a defined period of time. Approximately 5% of our 2010 license revenue was generated by these time-based software licenses. All license and maintenance revenues on these term licenses are deferred and recognized ratably over the license term.

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

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Uncollected Deferred Revenue

Because of our revenue recognition policies, there are circumstances for which we are unable to recognize revenue relating to sales transactions that have been billed, but the related account receivable has not been collected. While the receivable represents an enforceable obligation, for balance sheet presentation purposes we have offset the deferred revenue with the related account receivable and no amounts appear in our consolidated balance sheets for such transactions. The aggregate amount of unrecognized accounts receivable and deferred revenue was $33.0 million and $39.8 million at December 31, 2010 and 2009, respectively.

Software Development Costs

Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with FASB’s authoritative guidance on Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed until the product is available for general release. Because our current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no software development costs have been capitalized as of December 31, 2010 and 2009.

Advertising Expenses

We expense all advertising costs as incurred, and such costs were $5.9 million, $4.5 million and $5.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Foreign Currency Translation

In accordance with FASB’s authoritative guidance on Foreign Currency Translation, the US Dollar is considered to be the functional currency for each of our foreign subsidiaries, as such subsidiaries act primarily as an extension of our parent company’s operations. The determination of functional currency is primarily based on the subsidiaries’ relative financial and operational dependence on the parent company. Assets and liabilities in these subsidiaries are re-measured at current exchange rates, except for property and equipment, deferred revenue, depreciation and investments, which are translated at historical exchange rates. Revenues and expenses are re-measured at weighted average exchange rates in effect during the year except for costs related to the above mentioned balance sheet items which are translated at historical rates. Foreign currency gains and losses are included in Other (expense) income, net in the consolidated income statements. There was a net foreign currency (loss) gain of $(3.2) million, $3.6 million and $(7.5) million for the year ended December 31, 2010, 2009 and 2008, respectively, based on re-measurement.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with FASB’s authoritative guidance on Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We provide valuation allowances against the net deferred tax asset for amounts that are not considered more likely than not to be realized (See Note 10 – Income Taxes for disclosure of amounts related to deferred taxes and associated valuation allowances).

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

The table below sets forth the reconciliation of the denominator of the net income per share calculation (in thousands):

	Year Ended December 31
	2010	2009	2008
Shares used in computing basic net income per share	90,411	91,926	104,192
Dilutive effect of stock options and restricted stock units (1)	2,871	2,140	2,069

Shares used in computing diluted net income per share	93,282	94,066	106,261

(1)	Options to purchase 6,524, 6,314 and 9,126 shares of common stock were outstanding during 2010, 2009 and 2008, respectively, but were not included in the computation of diluted net income per share as inclusion would have been anti-dilutive.

Stock-Based Compensation

We account for stock-based compensation using the fair value recognition provisions per GAAP. We estimate the fair value of stock options granted using a Black Scholes option valuation model and a single option award approach. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. We amortize the fair value of stock options on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. We value restricted stock units granted based on the market price of our common stock on the date of the grant. We amortize the value of restricted stock units on a straight-line basis over the restriction period. See Note 13 – Stock Based Compensation and Employee Benefit Plans for a description of our stock-based employee compensation plans and the assumptions we use to calculate the fair value of stock-based employee compensation.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2 — ACQUISITIONS

2010 Acquisitions

Völcker Informatik AG – In July 2010, we acquired 100% voting equity interest of Germany-based Völcker Informatik AG (“Völcker”), a privately held identity management solutions provider, for cash consideration of approximately $20.2 million. The acquisition further extends the Quest® One Identity Solution product portfolio. In connection with the acquisition, Quest also agreed to certain post-closing payments with a maximum potential payout of approximately $5.0 million paid over three years, of which $2.5 million relates to an earn-out contingent upon achieving certain sales targets and the remainder to retention bonuses tied to continued employment. The estimated fair value of the earn-out contingency of $2.0 million has been recorded as an accrual, making the total purchase price approximately $22.2 million.

The earn-out contingency requires payments of up to $2.5 million that will be due and payable if certain levels of billings to customers for Völcker products are met during the three-year period subsequent to the close of the acquisition. The fair value of the earn-out contingency was determined using the income approach with significant inputs that are not observable in the market. A key assumption is a discount rate consistent with our estimated pre-tax cost of debt. The expected outcomes were recorded at net present value. Subsequent changes in the fair value of the earn-out contingency will be recorded in earnings (refer to Note 15 – Fair Value Measurements).

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

The preliminary allocation of purchase price for Völcker was based upon valuation information and estimates and assumptions available at the time of our filing. Our estimates and assumptions are subject to change. The areas of the purchase price allocation that are not yet finalized and are subject to change within the measurement period relate to our completion of income taxes review and the resulting goodwill.

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

Surgient, Inc. – In August 2010, we acquired 100% voting equity interest of Texas-based Surgient, Inc. (“Surgient”), a privately held cloud management innovator for cash consideration of $35.0 million. Surgient will expand our cloud management set of capabilities. Surgient solutions are focused on creating and managing private enterprise clouds. The Surgient platform enables enterprise organizations to create flexible, robust, and scalable infrastructure-as-a-service (IaaS) clouds with existing data center infrastructure.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Current assets	$789
Acquired technologies with a useful life of 3.5 years	1,030
In-process research and development	120
Customer relationships with a useful life of 3.5 years	1,240
Goodwill	19,886
Deferred income tax assets – non-current	15,303
Other assets	1,271
Deferred revenue – current	(2,943)
Other current liabilities	(1,124)
Deferred revenue – non-current	(572)

Total purchase price	$35,000

The preliminary allocation of purchase price for Surgient was based upon valuation information and estimates and assumptions available at the time of our filing. Our estimates and assumptions are subject to change. The areas of the purchase price allocation that are not yet finalized and are subject to change within the measurement period relate to our completion of income taxes review and the resulting goodwill.

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

The pro forma effects of all 2010 acquisitions individually, or in the aggregate, would not have been material to our results of operations for the years ended December 31, 2010, 2009 and 2008, and therefore are not presented.

2009 Acquisition

PacketTrap Networks, Inc. – In December 2009, we acquired all of the outstanding shares of PacketTrap Networks, Inc. (“PacketTrap”), a provider of enterprise class network and application management software, for purchase consideration of approximately $11.0 million. The acquisition of PacketTrap allows us to fill a technical gap in our existing product lines for the network management space and to bolster our focus and product offerings in the mid-market. The PacketTrap purchase agreement provides for earn-out contingency payments totaling up to $10.8 million contingent upon the achievement of certain PacketTrap sales targets. The fair value of the earn-out contingency at acquisition date of $4.0 million has been accrued for a total purchase price of $15.0 million.

The PacketTrap contingent consideration arrangement requires payments of up to $10.8 million that will be due and payable if certain criteria in relation to amounts billed to customers for PacketTrap products are met during the three-year period subsequent to the close of the acquisition. The fair value of the contingent consideration arrangement was determined using the income approach with significant inputs that are not observable in the market. Key assumptions include a discount rate consistent with the level of risk of achievement and probability of meeting those sales targets. The expected outcomes were recorded at net present value. Subsequent changes in the fair value of the liability were recorded in earnings. At December, 31, 2010, the estimated fair value of the earn-out contingency was $6.5 million (refer to Note 15 – Fair Value Measurements). The estimated fair value increased due to actual earn-out achievement for 2010, improved expectations for the PacketTrap business in 2011 forward, adjustments to the earn-out agreement providing PacketTrap with greater opportunity to earn a higher payout for the 2011 earn-out period and the passage of time.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The acquisition has been accounted for as a business combination and the purchase price was allocated primarily to other intangible assets and to the residual asset, goodwill. Actual results of operations of PacketTrap are included in our consolidated financial statements from the date of acquisition. Our final allocation of the purchase price to assets and liabilities based upon the fair value determinations was as follows (in thousands):

Current assets	$51
Acquired technologies with a useful life of 3.0 years	1,500
In-process research and development	1,100
Trade name with an indefinite useful life	800
Customer relationships	100
Non-compete agreements with a useful life of 3.0 years	650
Goodwill	9,985
Other non-current assets	875
Current liabilities	(61)

Total purchase price	$15,000

The intangible assets will be amortized over the pattern in which the economic benefits of the intangible assets are being utilized, which in general reflects the cash flows generated from such assets. We acquired one in-process research and development (“IPR&D”) project. The value assigned to the IPR&D project was determined utilizing the income approach by determining cash flow projections relating to the project. We applied a discount rate of 21% to determine the value of the IPR&D project. The IPR&D project will be assessed for impairment and we did not identify any impairment as of December 31, 2010. Upon completion, the project will be amortized over its estimated useful life over the pattern in which the economic benefit of the intangible asset is being utilized. The goodwill associated with this acquisition is reported within our license and service segments of our business, and is not expected to be deductible for tax purposes. The goodwill allocation of 50% to licenses and 50% to services is based on both historical and projected relative contribution from licenses and services revenues. The goodwill results from expected synergies from the acquired business, including complementary products that will enhance our overall product portfolio, and opportunities within new markets, which we believe will result in incremental revenue and profitability.

The pro forma effects of PacketTrap would not have been material to our results of operations for the years ended December 31, 2009 and 2008, and therefore are not presented.

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

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The pro forma effects of all 2008 acquisitions individually, or in the aggregate, would not have been material to our results of operations for the year ended December 31, 2008, and therefore are not presented.

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

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reportable segment data for the three years ended December 31, 2010, is as follows (in thousands):

	Licenses	Services	Total
Year ended December 31, 2010:
Revenues	$320,683	$446,414	$767,097
Cost of revenues	24,404	67,809	92,213

Gross profit	$296,279	$378,605	$674,884

Year ended December 31, 2009:
Revenues	$279,238	$415,998	$695,236
Cost of revenues	26,974	58,528	85,502

Gross profit	$252,264	$357,470	$609,734

Year ended December 31, 2008:
Revenues	$334,083	$401,294	$735,377
Cost of revenues	28,817	62,060	90,877

Gross profit	$305,266	$339,234	$644,500

Revenues are attributed to geographic areas based on the location of the entity to which the products or services were invoiced. Revenues and long-lived assets concerning principal geographic areas in which we operate are as follows (in thousands):

	United States	Ireland	United Kingdom	Other International (2)	Total
Year ended/As of December 31, 2010:
Revenues	$477,255	$104,075	$61,346	$124,421	$767,097
Long-lived assets (1)	79,422	5	2,634	10,636	92,697

Year ended/As of December 31, 2009:
Revenues	$434,213	$66,103	$64,389	$130,531	$695,236
Long-lived assets (1)	81,627	10	3,539	11,482	96,658

Year ended/As of December 31, 2008:
Revenues	$430,191	$56,721	$85,525	$162,940	$735,377
Long-lived assets (1)	89,934	29	7,793	9,457	107,213

(1)	Includes property and equipment, net and other assets.
(2)	No single location within Other International accounts for greater than 10% of total revenues.

NOTE 4 — CASH AND CASH EQUIVALENTS AND INVESTMENTS

The following table summarizes our cash and cash equivalents and investments by balance sheet classification at the dates indicated (in thousands):

Classification on balance sheet	December 31
	2010		2009
	Cost	Fair Value(1)	Cost	Fair Value(1)
Cash and cash equivalents	$356,533	$356,533	$292,940	$292,940
Short-term investments	90,466	90,284	93,459	90,109
Long-term investments	45,647	45,466	2,416	2,411

Total cash and cash equivalents and investments	$492,646	$492,283	$388,815	$385,460

(1)	See Note 15 – Fair Value Measurements for details regarding fair value measurements.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our investments by investment category at the dates indicated (in thousands):

	December 31
	2010		2009
Investment category:	Cost	Fair Value	Cost	Fair Value
Available-for-sale securities:
US treasury securities	$24,500	$24,511	$34,982	$34,978
US agency securities	35,407	35,387	1,500	1,495
Commercial paper	14,958	14,984	4,998	4,998
Corporate notes/bonds	51,561	51,181	—	—
Certificates/term deposits	9,687	9,687	6,820	6,820

Total available-for-sale securities	136,113	135,750	48,300	48,291

Trading securities:
Municipal auction rate securities	—	—	47,575	44,229

Total investments	$136,113	$135,750	$95,875	$92,520

At December 31, 2009, we held $47.6 million par value (with a fair value of $44.2 million) in municipal notes with an auction reset feature (“auction rate securities” or “ARS”). These securities are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 35 days. In October 2008, we entered into agreements (the “Agreements”) with the investment firm that sold us our ARS. By entering into the Agreements, we (1) received the right (“Put Options”) to sell all of our ARS back to the investment firm at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, (2) gave the investment firm the right to purchase all of our ARS or sell them on our behalf at par anytime after the execution of the Agreements through July 2, 2012, (3) received an offer for a “no net cost” loan for up to 70% of the par value of the ARS until June 30, 2010, and (4) agreed to release the investment firm from certain potential claims related to the collateralized ARS in certain specified circumstances. We exercised our Put Options in July 2010 under the Agreements with the investment firm that sold us our ARS and the investment firm transferred our remaining ARS out of our account and replaced with cash, fulfilling their obligation under the Agreements and reducing our auction rate securities to zero (refer to Note 15 – Fair Value Measurement for additional details).

Interest income, included in Other (expense) income, net in the accompanying consolidated income statements, was $2.4 million, $1.9 million and $11.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 5 — PROPERTY AND EQUIPMENT, NET

Net property and equipment consisted of the following (in thousands):

	December 31
	2010	2009
Building	$39,003	$38,975
Furniture and fixtures	15,846	15,693
Machinery and equipment	7,181	6,775
Computer equipment	54,940	51,841
Computer software	43,822	37,867
Leasehold improvements	15,438	14,262
Land	11,154	11,154

	187,384	176,567
Less accumulated depreciation and amortization	(116,530)	(106,516)

Property and equipment, net	$70,854	$70,051

Total depreciation and amortization expense related to property and equipment was $14.2 million, $15.4 million and $16.6 million in 2010, 2009 and 2008, respectively.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS, NET

The changes in the carrying amount of goodwill by reportable operating segment for the years ended December 31, 2009 and 2008, are as follows (in thousands):

	Licenses	Services	Total
Balance as of December 31, 2008	$463,194	$192,583	$655,777
Acquisitions (1)	5,478	5,478	10,956
Adjustments (2)	2,262	1,486	3,748

Balance as of December 31, 2009	470,934	199,547	670,481
Acquisitions (1)	17,837	15,860	33,697
Adjustments (3)	1,324	722	2,046

Balance as of December 31, 2010	$490,095	$216,129	$706,224

(1)	Refer to Note 2 – Acquisitions for additional details.
(2)	Primarily from finalization of purchase price allocations for various acquisitions made prior to 2009.
(3)	Primarily from post-acquisition payment obligations to former shareholders of acquisitions we made in 2007 pursuant to accounting principles applicable to acquisitions in that year.

Intangible assets, net are comprised of the following (in thousands):

	December 31
	2010			2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology and IPR&D (1)	$164,816	$(133,591)	$31,225	$154,247	$(117,424)	$36,823
Customer relationships	74,318	(50,639)	23,679	69,577	(39,438)	30,139
Non-compete agreements	13,919	(13,201)	718	13,919	(12,176)	1,743
Trademarks and trade names (2)	13,302	(6,139)	7,163	13,080	(5,713)	7,367

	$266,355	$(203,570)	$62,785	$250,823	$(174,751)	$76,072

(1)	With our 2009 acquisition of PacketTrap and 2010 acquisition of Surgient, IPR&D projects were identified and valued. These projects will be continually assessed for impairment. Upon completion, the project will be amortized over its estimated useful life.
(2)	Trademarks and trade names include $6.2 million and $0.8 million in trade names related to our acquisition of ScriptLogic and PacketTrap, respectively, that each have an indefinite useful life, and as such are not being amortized.

Amortization expense for intangible assets was $28.8 million, $32.6 million and $31.5 million for the year ended December 31, 2010, 2009 and 2008, respectively. Estimated annual amortization expense related to intangible assets reflected on our December 31, 2010 balance sheet is as follows (in thousands):

Estimated Annual Amortization Expense
2011	$26,488
2012	19,099
2013	5,908
2014	3,154
2015 and thereafter	1,136

Total accumulated amortization	$55,785

NOTE 7 — COST METHOD INVESTMENTS

We invested $2.1 million and $3.0 million in early stage private companies during the year ended December 31, 2010 and 2009, respectively. Our investments in early stage private companies and a private equity fund were accounted for under the cost method, given that we do not have the ability to exercise significant influence. We periodically monitor our investments for impairment and will record reductions in carrying values if and when necessary. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. No such events were noted during 2010.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our cumulative investments are included as part of Other assets in our consolidated balance sheet at December 31, 2010 and 2009 and were carried at $14.3 million and $14.4 million, respectively. In the first quarter of 2010, we had $2.0 million in notes receivable from a cost method investee included in Other assets in our consolidated balance sheet. The loan bore interest on the outstanding principal amount at the rate of 10% per annum. The note was due and payable on November 1, 2011. In August 2010, the principal amount plus all accrued interest under the notes receivable was converted into equity and was reclassified to cost method investments. Also, during 2010 we had a carrying amount of $2.2 million as minority investment in AVIcode. In October 2010, AVIcode, Inc. was purchased by Microsoft. We received approximately $2.0 million proceeds from this sale in January 2011.

NOTE 8 — LOANS PAYABLE

In February 2009, we entered into a two year revolving line of credit agreement with Wells Fargo Foothill, LLC as the arranger, administrative agent and lender. We intend to use any proceeds from the credit agreement for working capital and other general corporate purposes. The credit agreement allows for cash borrowings and letters of credit under a secured revolving credit facility of up to a maximum of $100 million. Interest will accrue at a floating rate based on, at the Company’s election, (i) LIBOR (subject to reserve requirements and a minimum LIBOR of 2.75%) or (ii) the greatest of (a) 4.0%, (b) the Federal Funds Rate plus 0.5% or (c) Wells Fargo’s prime rate, in each case, plus an applicable margin. The credit agreement includes limitations on the Company’s ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividend payments, and dispose of assets. The credit agreement is secured by substantially all of the Company’s assets, subject to certain exceptions including the company headquarters facility, and includes certain financial covenants. Total fees associated with this line of credit paid upfront were approximately $2.0 million and are being amortized over the life of the credit agreement as interest expense. For the year ended December 31, 2010 and 2009, $1.0 million and $0.9 million in amortization of these fees was recognized as interest expense within Other (expense) income, net. As of December 31, 2010, we have a zero balance outstanding under this line of credit. On February 17, 2011, this line of credit agreement was amended and renewed for a subsequent five-year term with Wells Fargo Capital Finance, LLC (formerly known as Wells Fargo Foothill, LLC), as arranger, administrative agent and lender (refer to Note 17 – Subsequent Events for additional details).

In July 2009, we drew down $34.4 million, or 70%, of the par value against the value of our ARS. The ARS were pledged as collateral for the amount drawn on our UBS line of credit. As this credit line was structured as a “net no cost” loan, any interest charges will be offset by interest earned on the underlying ARS (see Note 4 – Cash and Cash Equivalents and Investments for additional details regarding these investments). At December 31, 2009, we had $32.1 million balance outstanding on this loan. During the second quarter of 2010, we redeemed approximately $40.6 million of our auction rate securities, a portion of such redemption paid in full our $29.6 million balance outstanding on our UBS line of credit.

In August 2009, we entered into a loan agreement with Mutual of Omaha Bank whereby we borrowed an aggregate principal amount of $34 million. The loan is secured by our real property at our headquarters in Aliso Viejo, California. We have used the proceeds from the loan for working capital and other general corporate purposes. The loan matures in five years, during which time we will make equal monthly principal and interest payments at a 7.03% interest rate on a fixed rate, 25-year amortization schedule. Events of default include, among other things, payment defaults, breaches of covenants and bankruptcy events. In the case of a continuing event of default, the lender may, among other things, accelerate the payment of any unpaid principal and interest amounts, increase the then-current interest rate by 5% and foreclose on the real estate collateral. As of December 31, 2010, we have a $33.3 million balance outstanding with $0.5 million recorded as current and $32.8 million recorded as long-term portion of loans payable.

Scheduled maturities of current and long-term loans payable are as follows (in thousands):

Year Ending December 31
2011	$521
2012	597
2013	648
2014	31,485

Total loans payable	$33,251

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We were in compliance with all debt-related covenants at December 31, 2010.

NOTE 9 — OTHER (EXPENSE) INCOME, NET

Other (expense) income, net consists of the following (in thousands):

	Year Ended December 31
	2010	2009	2008
Interest income	$2,393	$1,863	$10,972
Interest expense	(4,445)	(2,827)	(128)
Foreign currency (loss) gain, net (1)	(3,211)	3,640	(7,532)
Forward foreign currency contracts loss, net (2)	(459)	(893)	—
Impairment losses on cost method investments	—	—	(2,001)
Other income (3)	65	766	(281)

Total other (expense) income, net	$(5,657)	$2,549	$1,030

(1)	Our foreign currency (losses) gains, net are predominantly attributable to the re-measurement gains or losses on our net balances of monetary assets and liabilities in our foreign subsidiaries, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar. The foreign currency re-measurement adjustments to these balance sheet items are calculated by comparing the currency spot rates at the end of a month to the spot rates at the end of the previous month.
(2)	Relates to changes in fair value of our forward foreign currency contracts not designated as hedging instruments. See Note 14 — Derivative Instruments for further details.
(3)	Includes unrealized gains on our ARS and unrealized losses from our Put Options (refer to Note 4 – Cash and Cash Equivalents and Investments and Note 15 – Fair Value Measurements for details).

NOTE 10 — INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31
	2010	2009	2008
Current:
Federal	$2,664	$3,509	$12,226
State	2,427	1,674	4,244
Foreign	4,975	12,871	2,804
Deferred:
Federal	7,579	1,791	(1,289)
State	15	1,284	(1,074)
Foreign	(1,308)	(5,451)	(2,592)

Total income tax provision	$16,352	$15,678	$14,319

The reconciliations of the U.S. federal statutory rate to the effective income tax rate are as follows:

	Year Ended December 31
	2010	2009	2008
Tax provision at U.S. federal statutory rates	35.0%	35.0%	35.0%
State taxes	1.3	2.0	2.7
Foreign taxes and foreign losses with tax benefit	(14.8)	(19.8)	(21.1)
Change in U.S. valuation allowance	(0.2)	(0.3)	1.3
Research and development credits	(3.4)	(2.1)	(5.3)
Other	(3.7)	3.4	4.8

	14.2%	18.2%	17.4%

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our effective income tax rate decreased to 14.2% compared to the previous year primarily due to the release of our reserves due to the passing of income tax year statutes for years 2005 to 2006 and other items that resulted in a benefit for the year ended December 31, 2010. This benefit was partially offset by an increase resulting from the mix of income between high and low tax jurisdictions.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes are as follows (in thousands):

	December 31
	2010	2009
Deferred tax assets:
Accounts receivable and sales returns reserves	$170	$767
Accrued liabilities	7,353	7,689
Deferred revenue	4,256	2,265
Foreign net operating loss carry-forwards	18,292	20,602
U.S. net operating loss carry-forwards	17,827	5,938
Stock compensation	16,549	24,634
Tax credits	14,303	14,647
Fixed assets	(92)	3,587
Other	11,831	10,083

Total gross deferred tax assets	90,489	90,212

Deferred tax liability - Intangibles	(16,518)	(21,120)
Valuation allowance	(20,309)	(23,133)

Net deferred income taxes	53,662	45,959
Less current portion	(6,677)	(11,832)

Non-current portion	$46,985	$34,127

At December 31, 2010, our valuation allowance was approximately $20.3 million on certain of our deferred tax assets. The change of $2.8 million in our valuation allowance primarily relates to a net decrease in allowances related to the utilization of foreign net operating losses in the United Kingdom. Based on the weight of available evidence, we believe that it is more likely than not that these deferred tax assets will not be realized.

At December 31, 2010, we have estimated federal and state net operating loss carry-forwards of approximately $54.8 million from acquired subsidiaries which begin to expire in 2011. Additionally, we have certain federal net operating losses of approximately $5.4 million related to an acquired subsidiary that, as a result of federal consolidation rules, are not available to offset current or future income of our other U.S. entities. At December 31, 2010, we also have foreign net operating loss carry-forwards of approximately $79.6 million, which began to expire in 2011. Approximately $16.9 million of the foreign net operating loss carry-forwards were incurred by subsidiaries prior to the date of our acquisition of such subsidiaries. We established a valuation allowance of approximately $6.0 million at the dates of acquisition related to these subsidiaries.

At December 31, 2010, we have state tax credit carry-forwards of $8.0 million, which will carry forward indefinitely until utilized. Also, we have $1.4 million of acquired state tax credits that are subject to ownership change limitations and will begin to expire in 2018.

During the current year, we realized net tax benefits of $13.6 million from the exercise of stock options. That amount was allocated and credited (debited) to the following items (in thousands):

Stockholders’ equity	$4,406
Goodwill	(22)
Deferred income tax asset	(16,875)
Income tax provision	(1,137)

Total	$(13,628)

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income before income taxes consists of the following components (in thousands):

	Year Ended December 31
	2010	2009	2008
United States	$55,856	$14,953	$32,379
Foreign	59,062	71,084	49,983

Total	$114,918	$86,037	$82,362

At December 31, 2010, gross undistributed earnings of our foreign subsidiaries were approximately $258.7 million and are considered permanently reinvested outside the United States. It is not practicable to estimate the amount of tax that may be payable upon distribution, therefore we have not provided for U.S. income taxes or foreign withholding taxes on such undistributed earnings.

As of December 31, 2010, the estimated liability for our uncertain tax positions was approximately $46.8 million. The change in unrecognized tax benefits, excluding interest, is as follows (in thousands):

	Year Ended December 31
	2010	2009
Unrecognized tax benefit at the beginning of the year	$51,332	$47,477
Additions from tax positions taken in the current year	7,366	9,129
Additions from tax positions taken in prior years (1)	151	7,467
Reductions from tax positions taken in prior years	(2,974)	(10,665)
Settlements of tax audits	—	(2,076)
Decrease related to lapse of statute of limitations	(9,029)	—

Unrecognized tax benefit at the end of the year	$46,846	$51,332

(1)	Such amount in 2009 primarily relate to unrecognized tax benefits on deferred tax assets and are currently being broken out to reflect the liability in the tabular roll forward on a gross basis.

Included in the unrecognized tax benefit at December 31, 2010 is $39.5 million of tax benefits that, if recognized, would affect the effective tax rate. Also included in the unrecognized tax benefits at December 31, 2010 is $7.7 million of tax benefits that, if recognized would result in adjustments to deferred tax assets and long term income taxes payable or valuation allowances,

During the years ended December 31, 2010 and 2009, we recorded approximately $4.3 million and $5.4 million for tax-related interest and penalties within the income tax provision, respectively. Penalties and tax-related interest expense are reported as a component of our income tax provision.

As of December 31, 2010, we are no longer subject to U.S. federal audits and California state audits for years through December 31, 2006. We continue to be subject to examination in the U.S. federal jurisdiction for years from 2007 through 2009, as well as various state and foreign jurisdictions for the tax years from 2005 through 2009.

During 2008, we entered into the appeals process with the Interregional Inspectorate of the Federal Tax Service of Russia as a result of the tax adjustments proposed for the years ended 2004 through 2006. On February 4, 2010, we received notification from our attorneys that the outstanding matter was resolved in our favor. The decision was further appealed to a higher authority by the Interregional Inspectorate of the Federal Tax Service of Russia. On September 1, 2010, we received notification from our attorneys that the appeal was resolved in our favor. We have since obtained a full refund of taxes and penalties paid in advance of the appeal in addition to interest.

During 2009, we filed requests with Irish Inland Revenue and the French Tax Authority to enter into the Mutual Agreement Procedure pursuant to Article 24 of the Ireland-France Income Tax Treaty. This request attempts to resolve the adjustments proposed by the French Tax Authority during their audit of our French subsidiary for the period April 1, 2003 through December 31, 2004. This request continues to be outstanding as of December 31, 2010.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additionally we are currently under examination by the French Tax Authority for the years ended December 31, 2005 – 2008, the Canada Revenue Agency for the years ended December 31, 2006 – 2007, the German Tax Authority for the years ended December 31, 2005 – 2007 and Her Majesty’s Revenue & Customs (UK) for the year ended December 31, 2006 - 2007. In December 2009, we received a tax assessment from the French Tax Authority for the years ended December 31, 2005 – 2006, which we are currently appealing. In November 2010, we received a tax assessment from the French Tax Authority for the years ended December 31, 2007 – 2008, which we are currently appealing. Neither assessment from the French Tax Authority has been incorporated into the current Mutual Agreement Procedure pursuant to Article 24 of the Ireland-France Income Tax Treaty.

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

NOTE 11 — STOCKHOLDERS’ EQUITY

In August 2009, the Board of Directors authorized a plan to repurchase up to $100 million of Quest’s common stock. Any stock repurchases may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans. Rule 10b5-1 permits Quest to establish, while not in possession of material nonpublic information, prearranged plans to buy stock at a specific price in the future, regardless of any subsequent possession of material nonpublic information. The timing and actual number of shares repurchased will depend on a variety of factors including market conditions, corporate and regulatory requirements, and capital availability. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. During the year ended December 31, 2010, we repurchased 2.3 million shares under this plan at a weighted average price per share of $16.5 for a total cost of $37.4 million. A total of $51.5 million remains available pursuant to this stock repurchase authorization. In February 2011, the Board of Directors increased the authorization under our current stock repurchase program to an aggregate of $150 million (refer to Note 17 – Subsequent Events for additional details).

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

In December 2008, we accepted for purchase 11,440,000 shares in a modified “Dutch auction” tender offer, at a price of $12.50 per share, for a total cost of $143.0 million, not including $2.3 million in fees and expenses related to the tender offer. The 11,440,000 shares purchased in the tender offer represent 10.8% of the shares outstanding on December 9, 2008.

NOTE 12 — RELATED PARTY TRANSACTIONS

In 2000, we received a note receivable with a face amount of $15.8 million from one of our then executive officers for the purchase of 339,200 shares of our common stock at a purchase price of $46.50 per share. The note receivable bears interest at 6.33% per annum. The officer granted Quest a security interest in the shares and also assigned, transferred, and pledged the shares to Quest to secure his obligations under the note. The Company maintains physical possession of the certificates representing the shares purchased as collateral until payment of the principal and interest under the note is made. The former officer remained employed by Quest as of December 31, 2010. The note receivable is deemed to be a non-recourse obligation of the former officer for financial reporting purposes, and as such we recorded the note as a reduction to stockholders’ equity and recorded a corresponding credit to common stock. The original maturity date of the note receivable was August 2007. In December 2009, the former executive officer and Quest signed a letter extending the due date of the note receivable until June 1, 2010. The note receivable is due and we are currently pursuing methods of collection or other means of recovery.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We believe that the transactions set forth above were made on terms no less favorable to us than could have been otherwise obtained from unaffiliated third parties.

NOTE 13 — STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

We adopted the Managing for Results (“MFR”) Profit Sharing Plan in 2008, which is intended to reward and recognize key management and individual contributors capable of affecting the long-term growth, profitability, and major market successes of the global corporation. The participating employees are awarded performance plan unit(s) that are payable at the discretion of the Compensation Committee of our Board of Directors in either stock awards or cash. For the 2008 and 2009 Plan years, the performance plan units were converted into restricted stock units (RSUs) and for the 2010 Plan year, the performance plan units were converted to stock options. All awards are subject to the achievement of certain performance objectives and service requirements. The RSUs awarded are subject to a three-year quarterly vesting schedule while the option awards vest over three years in equal increments. Eligible employees must maintain active employment status on each vesting date to maintain eligibility to receive the shares of stock. Any stock based awards granted under the profit sharing plan will be granted pursuant to the terms of our 2008 Stock Incentive Plan described below.

Stock-Based Compensation Plans

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

Non-qualified stock options granted under the 2008 Plan and Prior Plans generally have a 10-year life and vest ratably over a four to five year period, generally at the rate of 20% one year after the grant date and 10% semi-annually thereafter. In 2010, we granted MFR option awards that vest over three years. All outstanding stock awards granted under the Prior Plans will continue to remain subject to the terms and conditions of those predecessor plans. All stock awards granted after the July 1, 2008 effective date of the 2008 Plan will be subject to the terms of the 2008 Plan. The exercise price of all options granted under the 2008 Plan is to be established by the Plan Administrator; provided, however, that the exercise price of stock options shall not be less than the market value of our Common Stock on the date of grant. The Plan Administrator for the 2008 Plan is the Compensation Committee of the Board of Directors. Except as otherwise noted, the terms of stock awards granted under the 2008 Plan are substantially similar to those granted under the Prior Plans.

The number of shares of Common Stock available for issuance under the 2008 Plan is 22.5 million as of December 31, 2010. The number of shares of Common Stock reserved for issuance under the 2008 Plan will be reduced by 1 share for each share of Common Stock issued under the 2008 Plan pursuant to a stock option and by 1.94 shares for each share of Common Stock issued under the 2008 Plan pursuant to a restricted stock award, restricted stock unit award, or other stock award. As of December 31, 2010, there were 8.8 million shares available for grant under the 2008 Plan.

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

Stock Option Awards

A summary of the activity of employee stock options during the year ended December 31, 2010, and details regarding the options outstanding and exercisable at December 31, 2010, are provided below:

	Number of Shares (in thousands)	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (2)
Outstanding at December 31, 2009	13,400	$16.77
Granted (1)	5,820	$19.03
Exercised	(4,561)	$13.70
Canceled/forfeited/expired	(1,529)	$33.12

Outstanding at December 31, 2010	13,130	$16.93	6.50	$141,924

Vested or expected to vest at December 31, 2010	12,360	$16.84	6.33	$134,716

Exercisable at December 31, 2010	5,764	$15.09	3.07	$72,911

(1)	Most of this was stock options granted in the third quarter of 2010 that are performance-based under our Managing For Results Profit Sharing Plan.
(2)	These amounts represent the difference between the exercise price and $27.74, the closing price of Quest Software, Inc. stock on December 31, 2010 as reported on the NASDAQ National Market, for all options outstanding that have an exercise price currently below the closing price.

The weighted-average fair value of options granted during the years ended December 31, 2010 and 2009 was $7.11 and $6.54, respectively. The total intrinsic value of options exercised was $37.6 million and $14.5 million for the years ended December 31, 2010 and 2009, respectively. The total fair value of options vested during the years ended December 31, 2010 and 2009 was $8.9 million and $8.8 million, respectively.

In connection with our stock option investigation and related restatement completed in December 2007, we determined that the accounting measurement dates for most of our options granted between June 1998 and May 2002, covering options to purchase 21.8 million shares of our common stock, differed from the measurement dates previously used for such awards. As a result, there were potential adverse tax consequences that may apply to holders of affected options. In June 2008, pursuant to a Tender Offer (“TO”), we amended or replaced certain of these affected options by adjusting the exercise price for each such option. Participants whose affected options were amended or replaced pursuant to the TO became entitled to a special cash payment with respect to those options. As a result, we made cash payments of $1.2 million in January 2009 to reimburse affected U.S. employees, and we made cash payments of $0.3 million in July 2008 to reimburse affected Canadian employees, for the increases in their exercise prices. As a result of this modification to make cash payments for the affected options, we recorded incremental stock-based compensation expense of $0.8 million in the twelve months ended December 31, 2008.

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

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of our RSUs activity during the year ended December 31, 2010 is provided below:

	Number of Shares	Weighted-Average Grant Date Fair Value (per share)
Nonvested at January 1, 2010	713,449	$12.79
Granted	716,507	$16.68
Vested	(581,390)	$14.40
Forfeited	(60,768)	$14.69

Nonvested at December 31, 2010 (1)	787,798	$14.99

(1)	Of which, 759,858 shares are expected to vest.

The total fair value of RSUs vested during the year ended December 31, 2010 was $8.4 million.

Stock-Based Compensation Expense

The following table presents the income statement classification of all stock-based compensation expense for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Cost of licenses	$1	$1	$3
Cost of services	1,114	737	877
Sales and marketing	6,861	4,997	6,829
Research and development	8,015	5,385	5,800
General and administrative	7,109	4,058	4,726

Total stock-based compensation	23,100	15,178	18,235
Tax benefit associated with stock-based compensation expense (1)	8,940	6,071	7,294

Reduction of net income	$14,160	$9,107	$10,941

(1)	The recognized tax benefit related to stock-based compensation expense is estimated to be 38.7% in 2010 and 40% in 2009 and 2008. These rates approximate the blended Federal and State statutory tax rate after the benefit for state taxes which provides an accurate estimate of the current and deferred tax benefits ultimately received from stock-based compensation.

As of December 31, 2010, total unrecognized stock-based compensation cost related to unvested stock option awards was $37.2 million, which is expected to be recognized over a weighted-average period of 3.4 years and total unrecognized stock-based compensation expense related to unvested RSUs was $9.7 million, which is expected to be recognized over a weighted-average period of 1.5 years.

Determining Fair Value

Valuation and Amortization Method. We estimate the fair value of stock options granted using the Black-Scholes option valuation model utilizing a single option approach. For equity awards that are expected to be settled with RSUs, but not yet granted (related to the MFR Profit Sharing Plan), we measure the value of these awards based on the market price of our common stock as of the date of the end of each reporting period. Once an RSU is granted (approved by the Compensation Committee of our Board of Directors and communicated to the participating employees) we estimate the fair value of RSUs using the market price of our common stock on the date of the grant. The fair value of all stock-based awards is generally amortized on a straight-line basis over the vesting period.

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

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expected Term. The expected term of options granted represents the period of time such options are expected to be outstanding. We estimate the expected terms of options granted based on historical exercise patterns across two different groups of employees. We believe these estimates are reasonably representative of each group’s likely future behavior.

Expected Volatility. As of January 1, 2009, expected volatilities are based on historical volatilities of Quest’s stock, which is a departure from past practice of using implied volatilities derived from the market prices of our traded options with similar terms. We decided to make this change because we had significantly reduced the level of option award granting activity and both analyses produced similar results. The level of option award granting activity has increased in 2010, however, we believe the historical volatilities to be a fair indicator of future volatility of our stock.

Risk-Free Interest Rate. We base the risk-free interest rate on the U.S. Treasury zero-coupon issues in effect at the time of option grant for equivalent remaining terms.

Dividend Yield. We do not expect to pay any dividends and, therefore, we use an expected dividend yield of zero.

We used the following assumptions to estimate the fair value of options granted during the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31
	2010		2009		2008
	Range:	Weighted Average:	Range:	Weighted Average:	Range:	Weighted Average:
Risk-free interest rate	1.1% to 3.1%	2.1%	1.6% to 3.2%	2.6%	2.9% to 3.9%	3.5%
Expected term (in years)	5.3 to 8.0	5.85	5.4 to 5.9	5.85	6.1 to 7.0	6.9
Expected volatility	34% to 37%	35%	36% to 40%	38%	43% to 44%	43%
Expected dividend yield	None	None	None	None	None	None

Employee 401(k) Plan

We sponsor the Quest Software, Inc. 401(k) Plan (“401(k) Plan”) covering substantially all of our employees. As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from 1% to 100% of their annual compensation to the 401(k) Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. Participant contributions and discretionary matching contributions to employees with three years of service vest immediately, while discretionary matching contributions made to employees with less than three years of service have certain vesting requirements. Our discretionary matching contributions totaled $2.9 million and $2.6 million for the years ended December 31, 2010 and 2009, respectively.

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

We utilize a balance sheet hedging program with the stated objective of reducing volatility within other (expense) income, net. Under this program, we use derivatives in the form of forward foreign currency contracts to hedge certain balance sheet exposures. We do not designate these contracts as hedging instruments and therefore do not qualify for hedge accounting. Accordingly, these outstanding non-designated derivatives are recognized on the consolidated balance sheet at fair value and the changes in fair value from these contracts are recorded in other (expense) income, net, in the consolidated income statement. These derivative contracts typically have a one month term.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have a cash flow hedging program primarily focused on reducing volatility in our forecasted research and development cash expenses and license revenues; some of which are denominated in non-U.S. Dollar currencies. Under this program, we use derivatives in the form of forward foreign currency contracts and foreign currency option contracts to hedge certain forecasted transactions. These derivatives, with durations ranging from less than one month to twelve months, are designated as hedging instruments and qualify for hedge accounting. Accordingly, these outstanding designated derivatives are recognized on the consolidated balance sheet at fair value. Changes in value that are highly effective are recognized in Accumulated other comprehensive income (“AOCI”) on the consolidated balance sheets, until the hedged item is recognized in the income statement. Any ineffective portion of a derivative’s change in fair value is recorded in Other (expense) income, net, in the consolidated income statement. There was no material ineffectiveness in our cash flow hedging program for the year ended December 31, 2010.

We had the following notional amounts for our foreign currency contracts included in our consolidated balance sheets (in U.S. Dollars in thousands):

Currency	December 31 2010	December 31 2009

Derivatives designated as hedging instruments
Australian Dollar	$2,788	$2,545
Canadian Dollar	7,694	11,554
Chinese Yuan	1,167	—
Israeli Shekel	2,105	1,947
Russian Ruble	6,206	5,586
British Pound	7,188	—
Euro	22,029	6,440

Total	$49,177	$28,072

Derivatives not designated as hedging instruments
Danish Krone	$2,126	$1,214
Norwegian Krone	2,013	—
Swedish Krona	2,058	—
Euro	43,600	15,551
Australian Dollar	3,846	—
Brazil Real	4,705	—
British Pound	18,724	9,965

Total	$77,072	$26,730

Fair Value of Derivative Instruments

The following table provides the fair value of our foreign currency contracts included in our consolidated balance sheets (in thousands):

	Derivative Assets				Derivative Liabilities
	December 31, 2010		December 31, 2009		December 31, 2010		December 31, 2009

Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value(1)	Balance Sheet Location	Fair Value(1)	Balance Sheet Location	Fair Value(1)

Foreign currency contracts	Prepaid expenses and other current assets	$1,123	Prepaid expenses and other current assets	$284	Other accrued expenses	$424	Other accrued expenses	—

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Derivative Assets				Derivative Liabilities
	December 31, 2010		December 31, 2009		December 31, 2010		December 31, 2009

Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value(1)	Balance Sheet Location	Fair Value(1)	Balance Sheet Location	Fair Value(1)	Balance Sheet Location	Fair Value(1)

Foreign currency contracts	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$836	Other accrued expenses	$956	Other accrued expenses	$—

(1)	See Note 15 – Fair Value Measurements for details.

The Effect of Derivative Instruments on Financial Performance

The following tables provide the effect derivative instruments had on our AOCI and results of operations (in thousands):

	Year Ended December 31
Derivatives designated as hedging instruments	Amount of gain (loss) recognized in AOCI (effective portion)		Location of gain (loss) reclassified from accumulated AOCI into income statement (effective portion)	Amount of gain (loss) reclassified from accumulated AOCI (effective portion)
	2010	2009		2010	2009
Foreign currency contracts	$359	$196	Revenues	$ (973)	$ —
			Operating expenses	$ 738	$ 221

	Year Ended December 31
Derivatives not designated as hedging instruments	Location of gain (loss) recognized on derivative instruments	Amount of gain (loss) recognized on derivative instruments
		2010	2009
Foreign currency contracts	Other expense, net	$(459)	$(893)

NOTE 15 — FAIR VALUE MEASUREMENTS

We perform fair value measurements in accordance with FASB’s authoritative guidance on fair value measurements and disclosures. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies under other accounting pronouncements that require or permit fair value measurements. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies under other accounting pronouncements that require or permit fair value measurements. The standard discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents our fair value hierarchy and the valuation techniques used for financial assets and financial liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2010

	Total	Level 1	Level 2	Level 3	Valuation Techniques
Assets:
Money market funds	$268,118	$268,118	$—	$—	(a)
U.S. treasury securities	24,511	24,511	—	—	(a)
U.S. agency securities	35,387	35,387	—	—	(a)
Corporate notes/bonds	51,181	—	51,181	—	(a)
Certificates/term deposits	10,777	—	10,777	—	(a)
Commercial paper	14,984	—	14,984	—	(a)
Derivative assets (1)	1,123	—	1,123	—	(a)

Total	$406,081	$328,016	$78,065	$—

Liabilities:
Derivative liabilities (1)	1,380	—	1,380	—	(a)
Contingent consideration (2)	8,515	—	—	8,515	(b)

Total	$9,895	$—	$1,380	$8,515

	December 31, 2009

	Total	Level 1	Level 2	Level 3	Valuation Techniques
Assets:
Money market funds	$178,303	$178,303	$—	$—	(a)
U.S. treasuries	55,371	55,371	—	—	(a)
U.S. agency securities	1,495	1,495	—	—	(a)
Certificates of deposit	8,598	8,598	—	—	(a)
Commercial paper	29,991	29,991	—	—	(a)
ARS	44,229	—	—	44,229	(b)
Put Options	3,330	—	—	3,330	(b)
Derivative assets (1)	1,120	—	1,120	—	(a)

Total	$322,437	$273,758	$1,120	$47,559

Level 3 as % of total				14.7%

Liability:
Contingent consideration (2)	$4,000	$—	$—	$4,000	(b)

(1)	See Note 14 – Derivative Instruments for details.
(2)	Refer to Note 2 – Acquisitions for further details on our contingent consideration.

We held certain assets that are required to be measured at fair value on a recurring basis. These assets included cash equivalents and investments. At December 31, 2009, included in our investments was $44.2 million par value (with a fair value of $47.6 million) in ARS. We exercised our Put Options on July 1, 2010 under the Agreements with the investment firm that sold us our ARS and the investment firm transferred our remaining ARS out of our account and replaced with cash, fulfilling their obligation under the Agreements and reducing our auction rate securities to zero.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2010 and 2009 (in thousands):

	Year Ended December 31
	2010	2009
Total, beginning of the period	$47,559	$49,283
Unrealized gains on ARS included within other expense, net	3,322	5,172
Unrealized losses on put options included within other expense, net	(3,330)	(4,543)
Sale of ARS (par value)	(47,551)	(2,353)

Total, end of the period	$—	$47,559

The following table presents our liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2010 and 2009 (in thousands):

	Year Ended December 31
	2010	2009
Total, beginning of the period	$4,000	$—
Contingent consideration(1)	2,015	4,000
Change in fair value of contingent consideration(2)	2,500	—

Total, end of the period	$8,515	$4,000

(1)	We enter into earn-out agreements with the shareholders of certain companies we acquire. The earn-out contingency are typically based on the acquired company’s products’ total revenue or sales growth over a specified period after the acquisition date. Refer to Note 2 – Acquisitions for additional details.

(2)	This relates to PacketTrap contingent consideration. The estimated fair value increased due to actual earn-out achievement for 2010, improved expectations for the PacketTrap business in 2011 forward, adjustments to the earn-out agreement providing PacketTrap with greater opportunity to earn a higher payout for the 2011 earn-out period and the passage of time.

Other Financial Assets and Liabilities

The carrying amounts of our other financial assets and liabilities including accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the relatively short period of time between their origination and their expected realization.

The book value and fair value of our current and long-term portion of loans payable as of December 31, 2010 are as follows (in thousands):

	Book Value	Fair Value (1)
Current portion of loans payable	$521	$521
Long-term portion of loans payable	32,730	32,730

	$33,251	$33,251

(1)	Estimated fair value of long-term debt is based on quoted prices for similar liabilities for which significant inputs are observable.

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Leases. We lease office facilities and certain equipment under various operating leases. A majority of these leases are non-cancelable and obligate us to pay costs of maintenance, utilities, and applicable taxes. The leases on most of the office facilities contain escalation clauses and renewal options. Rental expense is recorded on a straight-line basis over the life of the lease. Total rent expense was $17.8 million, $17.8 million and $18.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Minimum lease commitments under non-cancelable operating leases as of December 31, 2010 are as follows (in thousands):

Year ending December 31:	Minimum Lease Commitment
2011	$16,423
2012	13,426
2013	9,277
2014	4,837
2015	2,313
Thereafter	124

Total minimum lease commitments	$46,400

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

Patent Litigation. On August 27, 2010, we filed a complaint in the United States District Court for the District of Utah against Centrify Corporation and Likewise Software alleging that Centrify’s DirectControl software and Likewise’s Enterprise software infringe Quest’s United States Patent No. 7,617,501 (the “‘501 Patent”). Our complaint seeks money damages, costs, attorneys’ fees, and the entry of permanent injunctions against each defendant. A trial date in the ‘501 Patent litigation has been set for April 9, 2012.

On August 30, 2010, Centrify filed a complaint in the United States District Court for the Northern District of Utah against Quest alleging that our Authentication Services software infringes Centrify’s United States Patent No. 7,591,005 (the “‘005 Patent”). Centrify’s complaint seeks an unspecified amount of money damages, costs, attorneys’ fees, and a permanent injunction. On October 21, 2010, we filed a motion to dismiss Centrify’s complaint for failure to state a claim on which relief may be granted. On November 15, 2010, Centrify filed an amended complaint amending its allegations that our Authentication Services software infringes Centrify’s ‘005 Patent. A trial date in the ‘005 Patent litigation has been set for September 24, 2012. Court-ordered mediation in the ‘005 Patent litigation is scheduled for March 2, 2011. We believe the claims asserted against Quest by Centrify are without merit and we intend to defend vigorously against Centrify’s infringement claims.

On August 31, 2010, we filed a petition with the United States Patent and Trademark Office alleging that Centrify’s ‘005 Patent is invalid and requesting the United States Patent and Trademark Office to commence an inter partes reexamination of the patentability of Centrify’s ‘005 Patent. On November 15, 2010, the United States Patent and Trademark Office granted our petition for inter partes reexamination of the patentability of Centrify’s ‘005 Patent and issued a first office action rejecting all claims of Centrify’s ‘005 Patent. On January 18, 2011, Centrify filed a response to the United States Patent and Trademark Office’s first office action regarding the inter partes reexamination of the patentability of Centrify’s ‘005 Patent in which Centrify requested that the United States Patent and Trademark Office withdraw the outstanding rejections of all claims of Centrify’s ‘005 Patent. We are currently in the process of preparing our comments to Centrify’s response, which we will file with the United States Patent and Trademark Office upon completion.

On September 30, 2010, Centrify filed a petition with the United States Patent and Trademark Office alleging that our ‘501 Patent is invalid and requesting the United States Patent and Trademark Office to commence an inter partes reexamination of the patentability of our ‘501 Patent. On November 30, 2010, the United States Patent and Trademark Office granted Centrify’s petition for inter partes reexamination of the patentability of our ‘501 Patent. On January 21, 2011, the United States Patent and Trademark Office issued a first office action rejecting all claims of our ‘501 Patent. Our response to the United States Patent and Trademark Office is due by March 21, 2011. We believe that our ‘501 patent is valid and enforceable and intend to vigorously defend the patentability of the ‘501 Patent.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

General. The Company and its subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business. The foregoing discussion includes material developments that occurred during the year ended December 31, 2010 or thereafter in our material legal proceedings.

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

We have indemnification agreements with present and former directors and officers under which we are generally required to indemnify them against expenses, including attorney’s fees, judgments, fines and settlements, arising from certain legal proceedings and investigations (subject to certain exceptions, including liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest or results in improper personal benefit). The Company has paid or reimbursed certain legal expenses incurred in connection with now-concluded securities investigation and litigation matters by a number of its current and former directors and officers. The Company has no known future indemnification payment obligations to present or former directors and officers.

NOTE 17 — SUBSEQUENT EVENTS

In January 2011, we acquired 100% voting equity interest of BakBone Software Incorporated, a publicly-held provider of data protection software, for an aggregate amount of approximately $53 million, including the payment of certain debt obligations and net of anticipated cash on hand. At date of our filing, we are still working through our acquisition accounting. We expect this acquisition to be accounted for as a business combination and the purchase price is expected to be allocated primarily to goodwill and other intangible assets. The effect of this transaction is not material to our consolidated results.

In February 2011, our Board of Directors has increased the authorization under our current stock repurchase program to an aggregate of up to $150 million of our common stock. Any stock repurchases may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans. Rule 10b5-1 permits Quest to establish, while not in possession of material nonpublic information, prearranged plans to buy stock at a specific price in the future, regardless of any subsequent possession of material nonpublic information. The timing and actual number of shares repurchased will depend on a variety of factors including market conditions, corporate and regulatory requirements, and capital availability. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.

In February 2009, we entered into a two year revolving line of credit agreement with Wells Fargo Foothill, LLC as the arranger, administrative agent and lender. This line of credit agreement was amended and renewed for a subsequent five-year term effective February 17, 2011 (the “Amended Credit Agreement”) with Wells Fargo Capital Finance, LLC (formerly known as Wells Fargo Foothill, LLC), as arranger, administrative agent and lender. The Amended Credit Agreement allows for cash borrowings and letters of credit under a secured revolving credit facility of up to a maximum of $100.0 million. Interest will accrue based on a floating rate based on, at the Company’s election, (i) LIBOR (subject to reserve requirements) or (ii) the greater of (a) the Federal Funds Rate plus  1/2% or (b) Wells Fargo’s prime rate, in each case, plus an applicable margin. The Amended Credit Agreement includes limitations on the Company’s ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividend payments, and dispose of assets. The Amended Credit Agreement is secured by substantially all of the Company’s assets, subject to certain exceptions.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Acquired Balances	Charges, Costs and Expenses	Additions/ Deductions	Balance at End of Period
	(In Thousands)
Year ended December 31, 2010:
Allowance for bad debt	$535	$—	$458	$(484)	$509
Allowance for sales returns and cancellations	$5,070	$—	$2,112	$(2,324)	$4,858
Year ended December 31, 2009:
Allowance for bad debt	$847	$—	$72	$(384)	$535
Allowance for sales returns and cancellations	$7,537	$1	$1,062	$(3,530)	$5,070
Year ended December 31, 2008:
Allowance for bad debt	$434	$—	$1,358	$(945)	$847
Allowance for sales returns and cancellations	$7,603	$1,315	$2,174	$(3,555)	$7,537

S-1

2010 Form 10-K Exhibit List

Exhibit Number	Exhibit Title

3.1*	Certificate of Incorporation of Quest Software, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2009)

3.2*	Bylaws of Quest Software, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2009)

4.1*	Form of Registrant’s Specimen Common Stock Certificate (incorporated by reference to our Registration Statement on Form S-1 and all amendments thereto filed on June 11, 1999 (File No. 333-80543))

10.1*	Form of Directors’ and Officers’ Indemnification Agreement (incorporated by reference to our Registration Statement on Form S-1 and all amendments thereto filed on June 11, 1999 (File No. 333-80543))

10.2* ++	Quest Software, Inc. 1999 Stock Incentive Plan, as amended (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2008)

10.3* ++	Form of Stock Option Agreement used under the Quest Software, Inc. 1999 Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2004)

10.4* ++	Form of Restricted Stock Unit Award Agreement used under the Quest Software, Inc. 1999 Stock Incentive Plan, as amended (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2008)

10.5* ++	Quest Software, Inc. 2001 Stock Incentive Plan, as amended (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2008)

10.6* ++	Form of Stock Option Agreement used under the Quest Software, Inc. 2001 Stock Incentive Plan (incorporated by reference to our Registration Statement on Form S-8 (File No. 333-82784) filed on February 14, 2002)

10.7* ++	Quest Software, Inc. 2008 Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2008)

10.8* ++	Form of Stock Option Agreement used under the Quest Software, Inc. 2008 Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2008)

10.9* ++	Form of Restricted Stock Unit Award Agreement used under the Quest Software, Inc. 2008 Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2008)

10.10* ++	Quest Software, Inc. Executive Incentive Plan (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2007)

10.11*	Credit Agreement dated as of February 17, 2009 between Quest Software, Inc. and Wells Fargo Foothill, LLC (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2009)

10.12*	Security Agreement dated as of February 17, 2009 among Quest Software, Inc., Aelita Software Corporation, ScriptLogic Corporation, Vizioncore, Inc., NetPro Computing, Inc. and those additional entities that hereafter become parties hereto, and Wells Fargo Foothill, LLC (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2009)

10.13* ++	Voting Agreement dated June 1, 2009 by and between Quest Software, Inc. and Vincent C. Smith (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2009)

10.14*	Loan and Security Agreement, dated as of August 3, 2009, between Quest Software, Inc. as Borrower and Mutual of Omaha Bank as Lender (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2009)

10.15*	Secured Promissory Note, dated as of August 3, 2009, from Quest Software, Inc. as Maker to Mutual of Omaha Bank as Payee (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2009)

10.16*	Deed of Trust, Security Agreement, Assignment of Rents and Leases, and Fixture Filing, dated as of August 3, 2009, by and among Quest Software, Inc. as Trustor, Mutual of Omaha Bank as Beneficiary, and Fidelity National Title Company as Trustee (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2009)

Exhibit Number	Exhibit Title

10.17*	Environmental Certification and Indemnity Agreement, dated as of August 3, 2009, by Quest Software, Inc. as Obligor in favor of Mutual of Omaha Bank as Lender (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2009)

14.1*	Code of Conduct and Ethics (incorporated by reference to our Annual Report on Form 10-K for the period ended December 31, 2009)

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference
++	Indicates a management contract or compensatory arrangement