Form 10-Q
period 2011-03-31
QUEST SOFTWARE INC
filed 2011-05-06
CIK 1088033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock as of April 29, 2011, was 89,534,553.

QUEST SOFTWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

QUEST SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	March 31 2011	December 31 2010
ASSETS
Current assets:
Cash and cash equivalents	$285,415	$356,533
Short-term investments	71,799	90,284
Accounts receivable, net of allowances of $5,542 and $5,367 at March 31, 2011 and December 31, 2010, respectively	131,118	179,621
Prepaid expenses and other current assets	55,042	48,312
Deferred income taxes	6,883	6,677

Total current assets	550,257	681,427
Property and equipment, net	72,884	70,854
Long-term investments	38,728	45,466
Intangible assets, net	100,429	62,785
Goodwill	735,378	706,224
Deferred income taxes	58,080	46,985
Other assets	45,128	21,843

Total assets	$1,600,884	$1,635,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,845	$5,512
Accrued compensation	49,702	55,185
Other accrued expenses	43,567	32,600
Loans payable	566	521
Deferred revenue	332,762	324,121

Total current liabilities	434,442	417,939

Long-term liabilities:
Deferred revenue	106,623	100,264
Income taxes payable	41,385	41,385
Loans payable	32,581	32,730
Other long-term liabilities	12,859	11,000

Total long-term liabilities	193,448	185,379

Total liabilities	627,890	603,318

Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 200,000 shares authorized; 90,640 and 92,893 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	91	93
Additional paid-in-capital	667,170	729,640
Retained earnings	305,326	301,697
Accumulated other comprehensive income	407	836

Total stockholders’ equity	972,994	1,032,266

Total liabilities and stockholders’ equity	$1,600,884	1,635,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31
	2011	2010
Revenues:
Licenses	$66,735	$64,981
Services	121,422	106,190

Total revenues	188,157	171,171

Cost of revenues:
Licenses	1,784	1,821
Services	20,965	14,724
Amortization of purchased technology	4,650	4,493

Total cost of revenues	27,399	21,038

Gross profit	160,758	150,133

Operating expenses:
Sales and marketing	81,729	68,340
Research and development	41,723	35,472
General and administrative	28,193	19,337
Amortization of other purchased intangible assets	3,747	3,177

Total operating expenses	155,392	126,326

Income from operations	5,366	23,807
Other income (expense), net	1,269	(3,605)

Income before income tax provision	6,635	20,202
Income tax provision	3,006	4,589

Net income	$3,629	$15,613

Net income per share:
Basic	$0.04	$0.17

Diluted	$0.04	$0.17

Weighted-average shares:
Basic	92,303	89,665
Diluted	95,112	92,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31
	2011	2010
Cash flows from operating activities:
Net income	$3,629	$15,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,429	11,195
Compensation expense associated with stock-based payments	7,413	4,655
Deferred income taxes	(142)	(4,017)
Excess tax benefit related to stock-based compensation	(1,481)	(652)
Other non-cash adjustments, net	567	68
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	60,107	49,508
Prepaid expenses and other current assets	2,903	2,655
Other assets	1,628	1,622
Accounts payable	924	945
Accrued compensation	(10,856)	(10,082)
Other accrued expenses	1,804	(6,450)
Income taxes payable	(918)	10,650
Deferred revenue	(4,792)	(4,940)
Other liabilities	(1,888)	(703)

Net cash provided by operating activities	71,327	70,067

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(70,724)	(981)
Purchases of property and equipment	(4,427)	(3,588)
Change in restricted cash	(11,331)	553
Purchases of cost method investments	(20,203)	—
Purchases of investment securities	(4,067)	(33,015)
Sales and maturities of investment securities	29,061	21,708
Notes receivable from a cost method investee	—	(2,000)
Change in notes receivable	(350)	—

Net cash used in investing activities	(82,041)	(17,323)

Cash flows from financing activities:
Repayment of loans payable	(103)	(2,635)
Repurchase of common stock	(84,359)	(32,083)
Repayment of capital lease obligations	(25)	(72)
Cash paid for line of credit fees	(500)	—
Proceeds from the exercise of stock options	20,248	8,984
Excess tax benefit related to stock-based compensation	1,481	652

Net cash used in financing activities	(63,258)	(25,154)

Effect of exchange rate changes on cash and cash equivalents	2,854	775

Net (decrease) increase in cash and cash equivalents	(71,118)	28,365
Cash and cash equivalents, beginning of period	356,533	292,940

Cash and cash equivalents, end of period	$285,415	$321,305

Supplemental disclosures of consolidated cash flow information:
Cash paid for interest	$782	$837

Cash paid (received) for income taxes	$721	$(1,915)

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31
	2011	2010
Net income	$3,629	$15,613

Other comprehensive income:
Unrealized (losses) gains on foreign currency hedges, net of tax	(407)	438
Unrealized losses on available-for-sale securities, net of tax	(22)	(7)

Comprehensive income	$3,200	$16,044

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

Our accompanying unaudited condensed consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the “Consolidated Financial Statements and Notes to the Consolidated Financial Statements” included in Quest’s Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”). The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period.

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

In April 2010, FASB issued an amendment to Stock Compensation. The amendment clarifies that an employee stock-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. There was no impact from our adoption of this guidance since our stock-based payment awards have an exercise price denominated in the same currency of the market in which our Company shares are traded.

In December 2010, FASB issued an amendment to goodwill impairment test. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. There was no impact from our adoption of this guidance since we do not have any reporting units with zero or negative carrying amounts.

In December 2010, FASB issued an amendment to the disclosure of supplementary pro forma information for business combinations. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. There was no impact from the adoption of this guidance to our consolidated financial position or results of operations as the amendment only addresses disclosures.

NOTE 3 — ACQUISITIONS

2011 Acquisitions

BakBone Software Incorporated — In January 2011, we acquired 100% voting equity interest of BakBone Software Incorporated (“BakBone”), a publicly-held provider of data protection software, for cash consideration of approximately $56 million. BakBone gives us additional technologies to provide data protection solutions across heterogeneous physical, virtual and application-level environments.

The acquisition has been accounted for as a business combination and the purchase price was allocated primarily to goodwill and other intangible assets. Actual results of operations of BakBone are included in our consolidated financial statements from the date of acquisition. Our preliminary allocation of the purchase price to assets and liabilities based upon fair value determinations was as follows (in thousands):

Current assets	$12,479
Acquired technologies with a weighted average useful life of 5.2 years	24,700
In-process research and development	300
Customer relationships with a useful life of 4.0 years	11,000
Trademarks and trade names with a useful life of 10.0 years	1,800
Goodwill	21,182
Deferred income tax assets – non-current	7,831
Other assets	2,419
Current liabilities	(6,579)
Deferred revenue – current	(9,383)
Deferred revenue – non-current	(9,491)
Other long-term liabilities	(278)

Total purchase price	$55,980

The preliminary allocation of purchase price for BakBone was based upon valuation information and estimates and assumptions available at the time of filing. Our estimates and assumptions are subject to change and preliminary valuations are often finalized after a reporting period. The areas of the purchase price allocation that are not yet finalized and are subject to change within the measurement period relate to the valuation of certain intangible assets, income taxes and the resulting goodwill.

The intangible assets will be amortized over the pattern in which the economic benefits of the intangible assets are being utilized, which in general reflects the cash flows generated from such assets. We acquired an in-process research and development (“IPR&D”) project. The value assigned to the IPR&D project was determined utilizing the income approach by determining cash flow projections relating to the project. We applied a discount rate of 28% to determine the value of the IPR&D project. The IPR&D project will be assessed for impairment until completed. Upon completion, the project will be

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

amortized over its estimated useful life over the pattern in which the economic benefit of the intangible asset is being utilized. The goodwill associated with this acquisition is reported within our Licenses, Maintenance Services and Professional Services segments of our business, and is not expected to be deductible for tax purposes. The goodwill allocation of 51% to Licenses, 45% to Maintenance Services and 4% to Professional Services is based on both historical and projected relative contribution from Licenses, Maintenance Services and Professional Services revenues. Goodwill results from expected synergies from the transaction, including complementary products that will enhance our overall product portfolio, and opportunities within new markets, which we believe will result in incremental revenue and profitability.

The pro forma effects of acquisitions in the first quarter of 2011 individually, or in the aggregate, would not have been material to our results of operations for the three months ended March 31, 2011 and 2010, and therefore are not presented.

NOTE 4 — GEOGRAPHIC AND SEGMENT REPORTING

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by our chief operating decision maker, or decision-making group, in assessing performance and deciding how to allocate resources. Our reportable operating segments are Licenses, Maintenance Services and Professional Services. The Licenses segment develops and markets licenses to use our software products. The Maintenance Services segment provides after-sale support for software products. The Professional Services segment provides consulting and fee-based training related to our software products.

Previously, we had two reportable operating segments, Licenses and Services. During the first quarter of 2011, we revised our reportable operating segments by separating our Services segment into our Professional Services segment and our Maintenance Services segment. We separated these two previously aggregated segments because the Professional Services component has experienced significant growth and has become more distinct, robust and pronounced relative to all Services, and also has become more separately managed and analyzed. Previously reported segment data have been reclassified to conform to the 2011 presentation. Goodwill has been allocated between the Maintenance Services and Professional Services segments using a relative fair value approach.

We do not separately allocate operating expenses to these segments, nor do we allocate specific assets to these segments. Therefore, segment information reported includes only revenues, cost of revenues, and gross profit.

Reportable segment data for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

	Licenses	Maintenance Services	Professional Services	Total
Three months ended March 31, 2011:
Revenues	$66,735	$108,066	$13,356	$188,157
Cost of revenues	6,434	10,011	10,954	27,399

Gross profit	$60,301	$98,055	$2,402	$160,758

Three months ended March 31, 2010:
Revenues	$64,981	$95,768	$10,422	$171,171
Cost of revenues	6,314	7,229	7,495	21,038

Gross profit	$58,667	$88,539	$2,927	$150,133

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Revenues are attributed to geographic areas based on the location of the Quest entity from which the products or services were invoiced. Revenues and long-lived assets concerning principal geographic areas in which we operate are as follows (in thousands):

	United States	Ireland	Other International (2)	Total
Three months ended/As of March 31, 2011:
Revenues	$112,747	$30,964	$44,446	$188,157
Long-lived assets (1)	103,637	263	14,112	118,012
Three months ended/As of March 31, 2010:
Revenues	$103,538	$20,533	$47,100	$171,171
Long-lived assets (1)	84,606	10	13,552	98,168

(1)	Includes property and equipment, net and other assets
(2)	No single location within Other International accounts for greater than 10% of total revenues

NOTE 5 — CASH AND CASH EQUIVALENTS AND INVESTMENTS

The following table summarizes our cash and cash equivalents and investments by balance sheet classification at the dates indicated (in thousands):

	March 31, 2011		December 31, 2010
	Cost	Fair Value (1)	Cost	Fair Value (1)
Cash and cash equivalents	$285,415	$285,415	$356,533	$356,533
Short-term investments	72,127	71,799	90,466	90,284
Long-term investments	39,006	38,728	45,647	45,466

Total cash and cash equivalents and investments	$396,548	$395,942	$492,646	$492,283

(1)	See Note 15 – Fair Value Measurements for details regarding fair value measurements.

The following table summarizes our investments by investment category at the dates indicated (in thousands):

	March 31, 2011		December 31, 2010
Investment category:	Cost	Fair Value (1)	Cost	Fair Value (1)
Available-for-sale securities:
US treasury securities	$21,503	$21,488	$24,500	$24,511
US agency securities	25,386	25,346	35,407	35,387
Commercial paper	4,969	4,997	14,958	14,984
Corporate notes/bonds	51,525	50,946	51,561	51,181
Certificates/term deposits	7,750	7,750	9,687	9,687

Total investments	$111,133	$110,527	$136,113	$135,750

(1)	See Note 15 – Fair Value Measurements for details regarding fair value measurements.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS, NET

The changes in the carrying amount of goodwill by reportable operating segment (refer to Note 4 – Geographic and Segment Reporting for discussion of our reportable operating segments) for the three months ended March 31, 2011 are as follows (in thousands):

	Licenses	Maintenance Services	Professional Services	Total
Balance as of December 31, 2010	$490,095	$211,806	$4,323	$706,224
Acquisitions (1)	15,426	12,641	1,087	29,154

Balance as of March 31, 2011	$505,521	$224,447	$5,410	$735,378

(1)	Refer to Note 3 – Acquisitions for additional details.

Intangible assets, net are comprised of the following (in thousands):

	March 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology and IPR&D (1)	$196,723	$(138,411)	$58,312	$164,816	$(133,591)	$31,225
Customer relationships	86,818	(54,154)	32,664	74,318	(50,639)	23,679
Non-compete agreements	13,919	(13,379)	540	13,919	(13,201)	718
Trademarks and trade names (2)	15,096	(6,183)	8,913	13,302	(6,139)	7,163

	$312,556	$(212,127)	$100,429	$266,355	$(203,570)	$62,785

(1)	IPR&D projects were identified and valued related to our acquisitions. These projects will be continually assessed for impairment. Upon completion, the project will be amortized over its estimated useful life.
(2)	Trademarks and trade names include $6.2 million and $0.8 in trade names related to our acquisition of ScriptLogic and PacketTrap, respectively, that each have an indefinite useful life, and as such are not being amortized.

Amortization expense for amortizing intangible assets was $8.4 million and $7.7 million for the three months ended March 31, 2011 and 2010, respectively.

Estimated annual amortization expense related to amortizing intangible assets reflected on our March 31, 2011 condensed consolidated balance sheet is as follows (in thousands):

Estimated Annual Amortization Expense
2011 (remaining 3 quarters)	$26,796
2012	29,900
2013	15,675
2014	12,763
2015 and thereafter	8,295

Total accumulated amortization	$93,429

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 7 — COST METHOD INVESTMENTS

Our investments in early stage private companies are accounted for under the cost method given that we do not have the ability to exercise significant influence over these companies. The fair value of our cost method investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. We determined that it is not practicable to estimate the fair value of our cost method investments since these investments were made in privately-held companies that are not subject to the same disclosure regulations as U.S. public companies, and, as such, the basis for an estimated fair value is subject to the completeness, quality, timing and accuracy of data received from these private companies. Our cost method investments are carried at $34.4 million and $14.4 million as part of Other assets in our condensed consolidated balance sheets at March 31, 2011 and December 31, 2010, respectively.

NOTE 8 — LOANS PAYABLE

In February 2009, we entered into a two year revolving line of credit agreement with Wells Fargo Foothill, LLC as the arranger, administrative agent and lender. This line of credit agreement was amended and renewed for a subsequent five-year term effective February 17, 2011 (the “Amended Credit Agreement”) with Wells Fargo Capital Finance, LLC (formerly known as Wells Fargo Foothill, LLC), as arranger, administrative agent and lender. The Amended Credit Agreement allows for cash borrowings and letters of credit under a secured revolving credit facility of up to a maximum of $100.0 million. Interest will accrue based on a floating rate based on, at the Company’s election, (i) LIBOR (subject to reserve requirements) or (ii) the greater of (a) the Federal Funds Rate plus  1/2% or (b) Wells Fargo’s prime rate, in each case, plus an applicable margin. The Amended Credit Agreement includes limitations on the Company’s ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividend payments, and dispose of assets. The Amended Credit Agreement is secured by substantially all of the Company’s assets, subject to certain exceptions and fees associated with this amended line of credit were approximately $0.5 million and will be amortized over the life of the credit agreement as interest expense. As of March 31, 2011, we have a zero balance outstanding under this line of credit.

In August 2009, we entered into a loan agreement with Mutual of Omaha Bank whereby we borrowed an aggregate principal amount of $34 million. The loan is secured by our real property at our headquarters in Aliso Viejo, California. We intend to use the proceeds from the loan for working capital and other general corporate purposes. The loan matures in five years, during which time we will make equal monthly principal and interest payments at a 7.03% interest rate on a fixed rate, 25-year amortization schedule. Events of default include, among other things, payment defaults, breaches of covenants and bankruptcy events. In the case of a continuing event of default, the lender may, among other things, accelerate the payment of any unpaid principal and interest amounts, increase the then-current interest rate by 5% and foreclose on the real estate collateral. As of March 31, 2011, we have a $33.1 million balance outstanding with $0.5 million recorded as current and $32.6 million recorded as long-term portion of loans payable.

We were in compliance with all debt-related covenants at March 31, 2011.

NOTE 9 — OTHER INCOME (EXPENSE), NET

Other income (expense), net consists of the following (in thousands):

	Three Months Ended March 31
	2011	2010
Interest income	$537	$312
Interest expense	(980)	(1,130)
Foreign currency gains (losses), net (1)	3,216	(4,184)
Foreign currency contracts (losses) gains, net (2)	(1,613)	1,095
Other income	109	302

Total other income (expense), net	$1,269	$(3,605)

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(1)	Our foreign currency gains (losses), net are predominantly attributable to the re-measurement gains or losses on our net balances of monetary assets and liabilities in our foreign subsidiaries, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar. The foreign currency re-measurement adjustments to these balance sheet items are calculated by comparing the currency spot rates at the end of a month to the spot rates at the end of the previous month.
(2)	Relates to changes in fair value of our foreign currency contracts not designated as hedging instruments. See Note 14 — Derivative Instruments for further details.

NOTE 10 — INCOME TAX PROVISION

During the three months ended March 31, 2011, the provision for income taxes decreased to $3.0 million from $4.6 million compared to the same period in 2010. The effective income tax rate for the three months ended March 31, 2011 was approximately 45.3% compared to 22.7% in the comparable period of 2010. The change in the provision for income taxes and the effective income tax rate is primarily a result of the decrease in the consolidated pre-tax book income and the taxes computed based on a higher ratio of year-to-date foreign losses as compared to the overall consolidated pre-tax book income for which no benefit could be taken pursuant to FASB’s guidance on Accounting for Income Taxes in Interim Periods, which negatively impacted the quarter ended March 31, 2011 as compared to the same period in 2010.

During the quarter, we received examination notices from the Internal Revenue Service and the Franchise Tax Board to audit income tax returns filed for calendar years 2008 through 2009, and 2007 through 2008, respectively.

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

The table below sets forth the reconciliation of the denominator of the net income per share calculation (in thousands):

	Three Months Ended March 31
	2011	2010
Shares used in computing basic net income per share	92,303	89,665
Dilutive effect of stock options and restricted stock units (1)	2,809	2,587

Shares used in computing diluted net income per share	95,112	92,252

(1)	Options to purchase 1.3 million and 5.4 million shares of common stock were outstanding during the three months ended March 31, 2011 and 2010, respectively, but were not included in the computation of diluted net income per share as inclusion would have been anti-dilutive.

NOTE 12 — STOCKHOLDERS’ EQUITY

In February 2011, our Board of Directors increased the authorization under our current stock repurchase program to an aggregate of up to $150 million of our common stock. Any stock repurchases may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans. Rule 10b5-1 permits Quest to establish, while not in possession of material nonpublic information, prearranged plans to buy stock at a specific price in the future, regardless of any subsequent possession of material nonpublic information. The timing and actual number of shares repurchased will depend on a variety of factors including market conditions, corporate and regulatory requirements, and capital availability. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. During the three months ended March 31, 2011, we repurchased 3.4 million shares under this plan at a weighted average price per share of $26.07 for a total cost of $88.8 million. A total of $61.3 million remains available pursuant to this stock repurchase authorization.

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

The 2008 Plan provides for the discretionary grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, and other forms of equity compensation (collectively, the “stock awards”). The number of shares of Common Stock available for issuance under the 2008 Plan is 21.7 million as of March 31, 2011. The number of shares of Common Stock reserved for issuance under the 2008 Plan will be reduced by 1 share for each share of Common Stock issued under the 2008 Plan pursuant to a stock option and by 1.94 shares for each share of Common Stock issued under the 2008 Plan pursuant to a restricted stock award, restricted stock unit award, or other stock award. As of March 31, 2011, there were 6.9 million shares available for grant under the 2008 Plan.

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

We used the following weighted-average assumptions for option awards granted during the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31
	2011	2010
Expected volatility	34%	37%
Expected term (in years)	5.7	6.4
Risk-free interest rate	2.1%	2.8%
Expected dividend yield	None	None

A summary of the activity of employee stock options during the three months ended March 31, 2011, and details regarding the options outstanding and exercisable at March 31, 2011, are provided below:

	Number of Shares (in thousands)	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2010	13,130	$16.93
Granted	2,131	$26.01
Exercised	(1,028)	$20.12
Canceled/forfeited/expired	(173)	$18.42

Outstanding at March 31, 2011	14,060	$18.05	7.0	$104,865

Vested or expected to vest at March 31, 2011	13,199	$17.86	6.8	$100,893

Exercisable at March 31, 2011	6,302	$15.43	4.2	$63,384

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(1)	These amounts represent the difference between the exercise price and $25.4, the closing price of Quest Software, Inc. stock on March 31, 2011 as reported on the NASDAQ National Market, for all options outstanding that have an exercise price currently below the closing price.

The weighted-average fair value of options granted during the three months ended March 31, 2011 and 2010 was $9.22 and $6.98, respectively. The total intrinsic value of options exercised was $6.6 million and $3.4 million for the three months ended March 31, 2011 and 2010, respectively. The total fair value of options vested during the three months ended March 31, 2011 and 2010 was $11.3 million and $1.8 million, respectively.

Restricted Stock Unit Awards (“RSU Awards”)

RSU awards have been granted to selected executives pursuant to our Executive Incentive Plan. We have also granted RSU awards to key employees pursuant to the Managing For Results Profit Sharing Plan. All of our outstanding RSU awards vest over three years with vesting contingent upon continuous service and meeting certain company-wide performance goals, including sales, operating profit margin, and cash flow targets. We estimate the fair value of RSU awards using the market price of our common stock on the date of the grant. The fair value of these awards is amortized on a straight-line basis over the vesting period. Additionally, a portion of each RSU award is settled in cash, only to the extent necessary to pay the minimum tax withholding or any government levies on the restricted stock unit.

A summary of our RSU awards activity during the three months ended March 31, 2011 is provided below:

	Number of Shares	Weighted-Average Grant Date Fair Value (per share)
Nonvested at January 1, 2011	787,798	$14.99
Granted	—	$—
Vested	(194,639)	$14.02
Forfeited	(15,454)	$15.22

Nonvested at March 31, 2011(1)	577,705	$15.31

(1)	Of which, 547,108 shares are expected to vest.

The total fair value of RSU awards vested during the three months ended March 31, 2011 and 2010 was $2.7 million and $3.6 million, respectively.

Stock-Based Compensation Expense

The following table presents the income statement classification of all stock-based compensation expense for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31
	2011	2010
Cost of services	$316	$183
Sales and marketing	2,109	1,114
Research and development	2,152	1,418
General and administrative	2,836	1,940

Total stock-based compensation	7,413	4,655
Tax benefit associated with stock-based compensation expense (1)	2,869	1,801

Reduction of net income	$4,544	$2,854

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(1)	The recognized tax benefit related to share-based compensation expense is estimated to be 38.7% for the quarter ended March 31, 2011 and 2010. This approximates the blended Federal and State statutory tax rate after the benefit for state taxes.

As of March 31, 2011, total unrecognized stock-based compensation cost related to unvested stock option awards was $48.1 million, which is expected to be recognized over a weighted-average period of 3.8 years and total unrecognized stock-based compensation cost related to unvested RSU awards was $7.8 million, which is expected to be recognized over a weighted-average period of 1.4 years.

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

We utilize a balance sheet hedging program with the stated objective of reducing volatility within Other income (expense), net. Under this program, we use derivatives in the form of foreign currency contracts to hedge certain balance sheet exposures. We do not designate these contracts as hedging instruments and therefore do not qualify for hedge accounting. Accordingly, these outstanding non-designated derivatives are recognized on the condensed consolidated balance sheet at fair value and the changes in fair value from these contracts are recorded in Other income (expense), net, in the condensed consolidated income statement. These derivative contracts typically have a one month term.

We have a cash flow hedging program primarily focused on reducing volatility in our forecasted research and development cash expenses and license revenues; some of which are denominated in non-U.S. Dollar currencies. Under this program, we use derivatives in the form of forward foreign currency contracts and foreign currency option contracts to hedge certain forecasted transactions. These derivatives, with durations ranging from less than one month to twelve months, are designated as hedging instruments and qualify for hedge accounting. Accordingly, these outstanding designated derivatives are recognized on the condensed consolidated balance sheet at fair value. Changes in value that are highly effective are recognized in Accumulated other comprehensive income (“AOCI”) on the condensed consolidated balance sheets, until the hedged item is recognized in the income statement. Any ineffective portion of a derivative’s change in fair value is recorded in Other income (expense), net, in the condensed consolidated income statement. There was no material ineffectiveness in our cash flow hedging program for the three months ended March 31, 2011.

We had the following notional amounts for our foreign currency contracts included in our condensed consolidated balance sheets (in U.S. Dollars in thousands):

Currency	March 31 2011	December 31 2010
Derivatives designated as hedging instruments
Australian Dollar	$2,889	$2,788
Canadian Dollar	10,196	7,694
Chinese Yuan	966	1,167
Israeli Shekel	2,428	2,105
Russian Ruble	7,457	6,206
British Pound	2,321	7,188
Euro	11,180	22,029

Total	$37,437	$49,177

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Currency	March 31 2011	December 31 2010
Derivatives not designated as hedging instruments
Danish Krone	$2,252	$2,126
Norwegian Krone	2,155	2,013
Swedish Krona	1,581	2,058
Euro	32,827	43,600
Australian Dollar	8,173	3,846
Brazil Real	—	4,705
British Pound	18,026	18,724

Total	$65,014	$77,072

Fair Value of Derivative Instruments

The following table provides the fair value of our foreign currency contracts included in our condensed consolidated balance sheets (in thousands):

	Derivative Assets				Derivative Liabilities
	March 31, 2011		December 31, 2010		March 31, 2011		December 31, 2010
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value(1)	Balance Sheet Location	Fair Value(1)	Balance Sheet Location	Fair Value(1)	Balance Sheet Location	Fair Value(1)

Foreign currency contracts	Prepaid expenses and other current assets	$1,003	Prepaid expenses and other current assets	$1,123	Other accrued expenses	$706	Other accrued expenses	$424

	Derivative Assets				Derivative Liabilities
	March 31, 2011		December 31, 2010		March 31, 2011		December 31, 2010
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value(1)	Balance Sheet Location	Fair Value(1)	Balance Sheet Location	Fair Value(1)	Balance Sheet Location	Fair Value(1)

Foreign currency contracts	Prepaid expenses and other current assets	$53	Prepaid expenses and other current assets	$—	Other accrued expenses	$594	Other accrued expenses	$956

(1)	See Note 15 – Fair Value Measurements for details.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The Effect of Derivative Instruments on Financial Performance

The following tables provide the effect derivative instruments had on our AOCI and results of operations (in thousands):

	Three Months Ended March 31
Derivatives designated as hedging instruments	Amount of (loss) gain recognized in AOCI (effective portion)		Location of (loss) gain reclassified from AOCI into income statement (effective portion)	Amount of (loss) gain reclassified from AOCI (effective portion)
	2011	2010		2011	2010
Foreign currency contracts	$(407)	$438	Revenues	$(1,030)	$132
			Operating expenses	$500	$321

	Three Months Ended March 31
Derivatives not designated as hedging instruments	Location of gain (loss) recognized on derivative instruments	Amount of (loss) gain recognized on derivative instruments
		2011	2010
Foreign currency contracts	Other income (expense), net	$(1,613)	$1,095

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

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table represents our fair value hierarchy and the valuation techniques used for financial assets and financial liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2011
	Total	Level 1	Level 2	Level 3	Valuation Techniques
Assets:
Money market funds	$174,456	$174,456	$—	$—	(a	)
U.S. treasury securities	21,488	21,488	—	—	(a	)
U.S. agency securities	25,346	25,346	—	—	(a	)
Corporate notes/bonds	50,946	—	50,946	—	(a	)
Certificates/term deposits	8,849	—	8,849	—	(a	)
Commercial paper	4,997	—	4,997	—	(a	)
Derivative assets (1)	1,056	—	1,056	—	(a	)

Total	$287,138	$221,290	$65,848	$—

Liabilities:
Derivative liabilities (1)	$1,300	$—	$1,300	$—	(a	)
Contingent consideration	9,727	—	—	9,727	(b	)

Total	$11,027	$—	$1,300	$9,727

	December 31, 2010
	Total	Level 1	Level 2	Level 3	Valuation Techniques
Assets:
Money market funds	$268,118	$268,118	$—	$—	(a	)
U.S. treasury securities	24,511	24,511	—	—	(a	)
U.S. agency securities	35,387	35,387	—	—	(a	)
Corporate notes/bonds	51,181	—	51,181	—	(a	)
Certificates/term deposits	10,777	—	10,777	—	(a	)
Commercial paper	14,984	—	14,984	—	(a	)
Derivative assets (1)	1,123	—	1,123	—	(a	)

Total	$406,081	$328,016	$78,065	$—

Liabilities:
Derivative liabilities (1)	$1,380	$—	$1,380	$—	(a	)
Contingent consideration	8,515	—	—	8,515	(b	)

Total	$9,895	$—	$1,380	$8,515

(1)	See Note 14 – Derivative Instruments for details.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table presents our liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31(1)
	2011	2010
Total, beginning of the period	$8,515	$4,000
Contingent consideration	3,300	—
Payment of contingent consideration	(2,088)	—

Total, end of the period	$9,727	$4,000

(1)	We enter into earn-out agreements with the shareholders of certain companies we acquire. The earn-out contingency are typically based on the acquired company’s products’ total revenue or sales growth over a specified period after the acquisition date.

Other Financial Assets and Liabilities

The carrying amounts of our other financial assets and liabilities including accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the relatively short period of time between their origination and their expected realization.

The book value and fair value of our current and long-term portion of loans payable as of March 31, 2011 are as follows (in thousands):

	Book Value	Fair Value(1)
Current portion of loans payable	$566	$566
Long-term portion of loans payable	32,581	32,581

	$33,147	$33,147

(1)	Estimated fair value of long-term debt is based on quoted prices for similar liabilities for which significant inputs are observable.

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

On August 30, 2010, Centrify filed a complaint in the United States District Court for the Northern District of California against Quest alleging that our Authentication Services software infringes Centrify’s United States Patent No. 7,591,005 (the “‘005 Patent”). Centrify’s complaint seeks an unspecified amount of money damages, costs, attorneys’ fees, and a permanent injunction. On October 21, 2010, we filed a motion to dismiss Centrify’s complaint for failure to state a claim on which relief may be granted. On November 15, 2010, Centrify filed an amended complaint amending its allegations that our Authentication Services software infringes Centrify’s ‘005 Patent. A trial date in the ‘005 Patent litigation has been set for September 24, 2012. We believe the claims asserted against Quest by Centrify are without merit and we intend to defend vigorously against Centrify’s infringement claims.

On August 31, 2010, we filed a petition with the United States Patent and Trademark Office alleging that Centrify’s ‘005 Patent is invalid and requesting the United States Patent and Trademark Office to commence an inter partes reexamination of the patentability of Centrify’s ‘005 Patent. On November 15, 2010, the United States Patent and Trademark Office granted our petition for inter partes reexamination of the patentability of Centrify’s ‘005 Patent and issued a first office action rejecting all claims of Centrify’s ‘005 Patent. On January 18, 2011, Centrify filed a response to the United States Patent and Trademark Office’s first office action.

On September 30, 2010, Centrify filed a petition with the United States Patent and Trademark Office alleging that our ‘501 Patent is invalid and requesting the United States Patent and Trademark Office to commence an inter partes reexamination of the patentability of our ‘501 Patent. On November 30, 2010, the United States Patent and Trademark Office granted Centrify’s petition for inter partes reexamination of the patentability of our ‘501 Patent. On January 21, 2011, the United States Patent and Trademark Office issued a first office action rejecting all claims of our ‘501 Patent. Our response to the United States Patent and Trademark Office was filed on March 21, 2011. We believe that our ‘501 patent is valid and enforceable and intend to vigorously defend the patentability of the ‘501 Patent.

General. The Company and its subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business. The foregoing discussion includes material developments that occurred during the three months ended March 31, 2011 or thereafter in our material legal proceedings.

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

Numerous important factors, risks and uncertainties affect our operations and could cause actual results to differ materially from those expressed or implied by these or any other forward-looking statements made by us or on our behalf. Readers are urged to carefully review and consider the various disclosures made in this Report, including those described under Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2010, and in other filings with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business, which are available on the SEC’s website at www.sec.gov. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management’s opinions only as of the date thereof. We do not assume any obligation to revise or update forward-looking statements. Finally, our historic results should not be viewed as indicative of future performance.

We have trademarks and registered trademarks in the United States and other countries, including Quest, Quest Software, the Quest Software logo, AccessManager, Active Administrator, ActiveRoles, Akonix, Asempra, BakBone, Benchmark Factory, Big Brother, Box and Wave Design, BridgeAccess, BridgeAutoEscalate, BridgeSearch, BridgeTrak, ChangeAuditor, ColdSpark & design, ColdSpark MTR, Data Replicator, Defender, Desktop Authority, Directory Analyzer, DS Analyzer, DS Expert, Enterprise Security Explorer, Enterprise Security Reporter, ERDisk, Fastlane, File System Auditor, FlashRestore, Foglight, FullArmor MailPortal Migrator, GPOADmin, Help Desk Authority, I/Watch, InstantAssist, IntelliProfile, InTrust, iToken, JClass, Jint, JProbe, Kemma Software, KL Group, Knowledge Xpert, LiteSpeed, LiveReorg, LogADmin, MessageStats, MultSess, NBSpool, NetBase, NetPro, NetVault, NetVault: TotalOps, PacketTrap, PassGo, Patch Authority, PerformaSure, Point, Click, Done!, PowerGUI, Privilege Authority, Q Designer, Quest Central, ReportADmin, RestoreADmin, ScriptLogic, Secure Copy, Security Explorer, Security LifeCycle Map, SelfServiceADmin, SharePlex, Simplicity at Work, Sitraka, Sitraka JMonitor, Spotlight, SQL LiteSpeed, SQL Navigator, SQL Turbo, SQL Watch, SQLab, SQLab Xpert, Stat, StealthCollect, Storage Horizon, Tag and Follow, TimeTrace, Toad, T.O.A.D., Toad World, VaulthDR, vConverter, vEcoShell, VESI, vFoglight, Vintela, VizionCore, Volcker Informatik, vRanger, vSpotlight, vToad, WebDefender, XRT and Your Business to the Power of Email. Other trademarks and registered trademarks are the property of their respective owners.

Overview

Our Company and Business Model

Quest Software, Inc., together with our subsidiary ScriptLogic, delivers simple-to-use IT management software that saves time and money across physical, virtual, and cloud environments. In each of our six solution areas – Administration and Automation, Data Protection, Development and Optimization, Identity and Access Management, Migration and Consolidation, and Performance Monitoring – we concentrate on developing practical, innovative solutions to make IT tasks easier and less costly for our customers, who number more than 100,000 around the world. Our products are designed to simplify even the most complex IT tasks.

Quarterly Update

As discussed in more detail throughout our MD&A, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, we delivered the following financial performance:

•	Total revenues increased by $17.0 million, or 9.9%, to $188.2 million.

•	Total expenses increased by $35.4 million, or 24.0%, to $182.8 million.

•	Income from operations decreased by $18.4 million, or 77.5%, to $5.4 million.

•	Diluted earnings per share decreased by $0.13, or 76.5%, to $0.04.

The comparability of our operating results in the first quarter of 2011 compared to the same period in 2010 is impacted by our acquisitions of Völcker and Surgient in the third quarter of 2010, and BakBone in January 2011. Our acquisition of Völcker gives us access to a larger aspect of the Identity Access Management market and the continued expansion of our Identity Management solution capabilities whereas with Surgient, we added private cloud management capabilities to our virtualization product portfolio. We acquired BakBone to complement our data protection portfolio, particularly in the areas of virtual server backup and recovery. This acquisition gives us additional technologies to provide data protection solutions across heterogeneous physical, virtual and application-level environments, making Quest a leader in the data protection market. In our discussion of changes in our results of operations, we quantify the contribution of our acquisitions of Völcker, Surgient and BakBone.

Our first quarter of 2011 total revenues increased by 9.9% compared to the same period in 2010. Our Americas sales region, which includes United States, Canada and Latin America, contributed 62.3% of total revenues, and the rest of the world, comprised of our Asia Pacific (“APAC”) sales region and our Europe, the Middle East and Africa (“EMEA”) sales region, contributed 37.7% of total revenues as compared to 63.7% and 36.3% in the comparable period last year.

The increase in our total revenues was due to increased sales of our Windows Migration and Identity and Access Management (“IDAM”) products and related services. The continued need for IT system access controls to comply with existing and new regulations and the growing need to automate and control end-user access to IT resources are driving our IDAM growth. Our acquisitions of Völcker, Surgient and BakBone contributed to approximately $7.8 million, or 46.0%, of the overall increase in total revenues compared to the same period in 2010.

Total revenues were negatively impacted by the strong U.S. Dollar relative to certain non-U.S. Dollar currencies. This resulted in lower U.S. dollar equivalent sales for several currencies, including the Euro and British Pound. Since certain of our international sales are denominated in these non-U.S. Dollar currencies, the negative impact from foreign currency was approximately $2.9 million.

Total expenses increased compared to the same period in 2010. Our expenses primarily consist of personnel costs, which include compensation, benefits and payroll related taxes and are a function of our worldwide headcount. Our average full-time employee headcount for the first quarter of 2011 was 3,681 as compared to 3,294 for the first quarter of 2010. Our average full-time employee headcount in locations outside of the United States was 1,773 for the first quarter of 2011 compared to 1,521 for the first quarter of 2010. The increase in our headcount compared to the first quarter of 2010 was due to our acquisitions of Völcker, Surgient and BakBone. These acquisitions contributed to approximately $16.4 million, or 46.4%, of the overall increase in total expenses relating to their operating costs. Our first quarter 2011 total expenses were positively impacted by the strong U.S. Dollar relative to certain non-U.S. Dollar currencies in the first quarter of 2011, which resulted in lower U.S. Dollar equivalent for several currencies as noted above. Since certain of our international expenses are denominated in these non-U.S. Dollar currencies, our total expenses in the first quarter of 2011 decreased by approximately $4.2 million compared to the same period in 2010 as a result of the impact of foreign currency exchange rates when comparing 2011 rates to 2010.

Foreign Currency

While we are a U.S. Dollar functional company on a world-wide basis, we transact business and operate using multiple foreign currencies. As such, the value of our revenues, expenses, certain account balances and cash flows are exposed to fluctuations in foreign currencies against the value of the U.S. Dollar. For example, when the U.S. Dollar strengthens against several non-U.S. Dollar currencies, our foreign revenues and thus our total revenues can be negatively impacted. A stronger U.S. Dollar translates into lower expenses in those entities where we have operations and our personnel and occupancy expenses are denominated in non-U.S. Dollars, resulting in lower total expenses. Conversely, a weaker U.S. Dollar would have the opposite effects on total revenues and expenses. In certain geographic regions and within specific currencies, partial offsets between revenues and expenses or balance sheet positions may reduce this exposure. In other instances, we can manage our operations to reduce foreign currency exposure or utilize derivative instruments to manage this exposure. See Note 14 – Derivative Instruments of our Notes to Condensed Consolidated Financial Statements for additional details.

Results of Operations

The following are as a percentage of total revenues:

	Three Months Ended March 31
	2011	2010
Revenues:
Licenses	35.5%	38.0%
Services	64.5	62.0

Total revenues	100.0	100.0

Cost of revenues:
Licenses	1.0	1.1
Services	11.1	8.6
Amortization of purchased technology	2.5	2.6

Total cost of revenues	14.6	12.3

Gross profit	85.4	87.7
Operating expenses:
Sales and marketing	43.4	39.9
Research and development	22.2	20.7
General and administrative	15.0	11.3
Amortization of other purchased intangible assets	2.0	1.9

Total operating expenses	82.6	73.8

Income from operations	2.8	13.9
Other income (expense), net	0.7	(2.1)

Income before income tax provision	3.5	11.8
Income tax provision	1.6	2.7

Net income	1.9%	9.1%

Comparison of Three Months Ended March 31, 2011 and 2010

Previously, we had two reportable operating segments, Licenses and Services. During the first quarter of 2011, we revised our reportable operating segments by separating our Services segment into our Professional Services segment and our Maintenance Services segment. We separated these two previously aggregated segments because the Professional Services component has experienced significant growth and has become more distinct, robust and pronounced relative to all Services, and also has become more separately managed and analyzed. Previously reported segment data have been reclassified to conform to the 2011 presentation.

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages):

	2011	2010	Increase/(Decrease)
			Dollars	Percentage
Revenues:
Licenses
Americas	$37,098	$38,619	$(1,521)	(3.9)%
Rest of World	29,637	26,362	3,275	12.4%

Total licenses	66,735	64,981	1,754	2.7%

Maintenance services
Americas	70,973	63,883	7,090	11.1%
Rest of World	37,093	31,885	5,208	16.3%

Total maintenance services	108,066	95,768	12,298	12.8%

	2011	2010	Increase/(Decrease)
			Dollars	Percentage
Professional services
Americas	9,093	6,568	2,525	38.4%
Rest of World	4,263	3,854	409	10.6%

Total professional services	13,356	10,422	2,934	28.2%

Total revenues	$188,157	$171,171	$16,986	9.9%

Our revenues for the first quarter of 2011 are comprised of 35.5% of license revenues and 57.4% of maintenance service revenues and 7.1% of professional service revenues compared to 38.0% of license revenues and 55.9% of maintenance service revenues and 6.1% of professional service revenues in the first quarter of 2010.

Licenses Revenues —We generate revenues by licensing our software products, principally on a perpetual basis. In addition to perpetual software licenses, we sell a small amount of time-based software licenses (or term licenses) wherein customers pay a single fee for the right to use the software and receive maintenance for a defined period of time. Our acquisitions of Völcker, Surgient and BakBone contributed to approximately $1.4 million, or 77.1%, of the net increase in license revenues.

Maintenance Services Revenues — Maintenance services revenues are derived from post-contract technical support services (“maintenance”). Maintenance revenues are generated from support and maintenance services relating to current year sales of new software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. The increase in maintenance services revenues was due to Windows Migration and IDAM products. Also, our acquisitions of Völcker, Surgient and BakBone contributed to approximately $5.1 million, or 41.6%, of the net increase in maintenance services revenues.

Professional Services Revenues — Professional services revenues are derived from consulting and training services. The increase compared to the same period last year was due to related professional services for our Windows Migration products. Also, our acquisitions of Völcker, Surgient and BakBone contributed to approximately $1.3 million, or 45.7%, of the net increase in professional services revenues.

Maintenance services revenues continue to contribute a larger percentage of our total revenues primarily because of maintenance contracts associated with our growing installed base of customers and because maintenance contract growth exceeds that of license contracts from time to time. As our maintenance customer base grows, maintenance renewals have a larger influence on the maintenance revenue growth rate and the amount of new software license revenues has a diminishing effect. Therefore, the growth rate of total revenues does not necessarily correlate directly to the growth rate of new software license revenues in a given period. The primary determinant of changes in our maintenance revenue profile is the extent to which our customers renew their annual maintenance agreements, taking into account the number of products and licenses for which each customer renews, and the timing of the renewals by each such customer. If our maintenance renewals were to decline materially, our maintenance revenues, total revenues and cash flows would likely decline materially as well.

Cost of Revenues

Total cost of revenues and year-over-year changes are as follows (in thousands, except for percentages):

	2011	2010	Increase (Decrease)
			Dollars	Percentage
Cost of Revenues:
Licenses	$1,784	$1,821	$(37)	(2.0)%
Maintenance services	10,011	7,229	2,782	38.5%
Professional services	10,954	7,495	3,459	46.2%
Amortization of purchased technology	4,650	4,493	157	3.5%

Total cost of revenues	$27,399	$21,038	$6,361	30.2%

Cost of Licenses — Cost of licenses primarily consists of third-party software royalties, product packaging, delivery, and personnel costs. Cost of licenses as a percentage of license revenues was 2.7% and 2.8% for the three months ended March 31, 2011 and 2010, respectively. Cost of licenses was comparable to the same period in 2010.

Cost of Maintenance Services — Cost of maintenance services primarily consists of personnel, outside consultants, facilities and systems costs used in providing maintenance services. Cost of maintenance services does not include development costs related to bug fixes and upgrades which are classified in research and development and which are not separately determinable. Cost of maintenance services increased due to an increase of $2.0 million in personnel related costs. Average full-time employee headcount increased by 60 compared to the first quarter of 2010. Our acquisitions of Völcker, Surgient and BakBone contributed to approximately $1.7 million, or 61.9%, of the net increase in cost of maintenance services. Cost of maintenance services as a percentage of maintenance services revenues was 9.3% and 7.5% in the three months ended March 31, 2011 and 2010, respectively.

Cost of Professional Services — Cost of professional services primarily consists of personnel, outside consultants, facilities and systems costs used in providing consulting and training services. Cost of professional services increased due to an increase of $1.6 million in personnel related costs and an increase of $1.4 million in general expenses. Average full-time employee headcount increased by 35 compared to the first quarter of 2010. Our acquisitions of Völcker, Surgient and BakBone contributed to approximately $1.0 million, or 28.9%, of the net increase in cost of services.

Amortization of Purchased Technology — Amortization of purchased technology includes amortization of the fair value of purchased technology associated with acquisitions.

Operating Expenses

Year-over-year changes in the principal components of our operating expenses are as follows (in thousands, except for percentages):

	2011	2010	Increase/(Decrease)
			Dollars	Percentage
Operating Expenses:
Sales and marketing	$81,729	$68,340	$13,389	19.6%
Research and development	41,723	35,472	6,251	17.6%
General and administrative	28,193	19,337	8,856	45.8%
Amortization of other purchased intangible assets	3,747	3,177	570	17.9%

Total operating expenses	$155,392	$126,326	$29,066	23.0%

Sales and Marketing — Sales and marketing expenses consist primarily of compensation and benefit costs for sales and marketing personnel, sales commissions, costs of trade shows, travel and entertainment and various discretionary marketing programs. Sales and marketing expenses as a percentage of total revenues was 43.4% compared to 39.9% in the same period in 2010. The increase in sales and marketing expense was due to an increase of $9.2 million in personnel related costs (average full-time employee headcount in sales and marketing increased by 144 compared to the same period in 2010) and an increase of $2.9 million in general expenses related to advertising and professional fees. Our acquisitions of Völcker, Surgient and BakBone contributed to approximately $5.3 million, or 39.5%, of the net increase in sales and marketing expenses.

Research and Development — Research and development expenses consist primarily of compensation and benefit costs for software developers who develop new products, bug fixes and upgrades to existing products and at times provide engineering support for maintenance services, software product managers, quality assurance and technical documentation personnel, and payments made to outside software development consultants in connection with our ongoing efforts to enhance our core technologies and develop additional products. Research and development expenses as a percentage of total revenues was 22.2% compared to 20.7% in the same period in 2010. The increase in research and development expense during the three months ended March 31, 2011 as compared to the same period in 2010 was due to a $6.0 million increase in personnel related costs (average full-time employee headcount in research and development increased by 134 from the same period in 2010). Our acquisitions of Völcker, Surgient and BakBone contributed to approximately $3.7 million, or 58.8%, of the net increase in research and development expenses.

General and Administrative — General and administrative expenses consist primarily of compensation and benefit costs for our executive, finance, legal, human resources, administrative and information services personnel, and professional fees for audit, tax and legal services. General and administrative expenses as a percentage of total revenues was 15.0% compared to 11.3% in the same period in 2010. The increase in general and administrative expense during the three months ended March 31, 2011 over the comparable period in 2010 was due to an increase of $4.0 million in personnel related costs and an increase of $4.2 million in general expenses (mainly legal and professional fees). Our acquisitions of Völcker, Surgient and BakBone contributed to approximately $2.3 million, or 26.5%, of the net increase in general and administrative expenses.

Amortization of Other Purchased Intangible Assets — Amortization of other purchased intangible assets includes the amortization of customer lists, trademarks and trade names, non-compete agreements and maintenance contracts associated with acquisitions.

Other Income (Expense), Net

Other income (expense), net consists of the following (in thousands):

			Increase/(Decrease)
	2011	2010	Dollars	Percentage
Interest income	$537	$312	$225	72.1%
Interest expense	(980)	(1,130)	150	(13.3)%
Foreign currency gains (losses), net	3,216	(4,184)	7,400	(176.9)%
Foreign currency contracts (losses) gains, net	(1,613)	1,095	(2,708)	(247.3)%
Other income	109	302	(193)	(63.9)%

Total other income (expense), net	$1,269	$(3,605)	$4,874	(135.2)%

Other income (expense), net primarily includes gains and losses from foreign exchange fluctuations, interest expense on our borrowings and gains or losses on other financial assets as well as a variety of other non-operating expenses. Our foreign currency gains or losses are predominantly attributable to translation gains or losses relative to the U.S. Dollar on the re-measurement of net monetary assets, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar. Other income (expense), net increased by $4.9 million in the first quarter of 2011 to a net gain of $1.3 million compared to the first quarter of 2010. The largest impact to other income (expense), net this quarter was attributed to net foreign currency gains of $3.2 million compared to a loss of $4.2 million in the comparable period of 2010. Our foreign currency contracts (losses) gains relates to the changes in fair value of our foreign currency contracts not designated as hedging instruments. Interest expense was $1.0 million and $1.1 million in the three months ended March 31, 2011 and 2010, respectively. See Note 8 – Loans Payable of our Notes to Condensed Consolidated Financial Statements for information regarding our debt agreements.

Income Tax Provision

During the three months ended March 31, 2011, the provision for income taxes decreased to $3.0 million from $4.6 million compared to the same period in 2010. The effective income tax rate for the three months ended March 31, 2011 was approximately 45.3% compared to 22.7% in the comparable period of 2010. The change in the provision for income taxes and the effective income tax rate is primarily a result of the decrease in the consolidated pre-tax book income and the taxes computed based on a higher ratio of year-to-date foreign losses as compared to the overall consolidated pre-tax book income for which no benefit could be taken pursuant to FASB’s guidance on Accounting for Income Taxes in Interim Periods, which negatively impacted the quarter ended March 31, 2011 as compared to the same period in 2010.

We are currently under examination by the Internal Revenue Service, Franchise Tax Board, Canada Revenue Agency, German Tax Authorities, Her Majesty’s Revenue & Customs (UK), and French tax authority. We believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. However, due to the risk that audit outcomes and the timing of audit settlements are subject to significant uncertainty and as we continue to evaluate such uncertainties in light of current facts and circumstances, our current estimate of the total amounts of unrecognized tax benefits could increase or decrease for all open tax years. As of the date of this report, we do not anticipate that there will be any material change in the unrecognized tax benefits associated with these audits within the next twelve months.

Liquidity and Capital Resources

Cash and cash equivalents and short-term and long-term investments were approximately $395.9 million and $492.3 million as of March 31, 2011 and December 31, 2010, respectively.

Summarized annual cash flow information is as follows (in thousands):

	Three Months Ended March 31
	2011	2010
Cash provided by operating activities	$71,327	$70,067
Cash used in investing activities	(82,041)	(17,323)
Cash used in financing activities	(63,258)	(25,154)
Effect of exchange rate changes	2,854	775

Net (decrease) increase in cash and cash equivalents	$(71,118)	$28,365

Operating Activities

Cash provided by operating activities is primarily comprised of net income, adjusted for non-cash activities such as depreciation and amortization and compensation expense associated with share-based payments. These non-cash adjustments represent charges reflected in net income and, therefore, to the extent that non-cash items increase or decrease our future operating results, there will be no corresponding impact on our cash flows. After excluding the effects of these non-cash charges, the primary changes in cash flows relating to operating activities resulted from changes in operating assets and liabilities. The analyses of the changes in our operating assets and liabilities are as follows:

•

Accounts receivable, net decreased by $48.5 million to $131.1 million at March 31, 2011 compared to December 31, 2010 resulting in an increase in operating assets and reflecting a cash inflow of $60.1 million for the quarter ended March 31, 2011. Day’s sales outstanding, or DSO, improved to 63 days at March 31, 2011 compared to 76 days at December 31, 2010. An improvement of this size is typical from December 31 to the following quarter, and such rate of improvement should not be expected from March 31 to the next quarter. Our daily sales decreased to $2.1 million for the quarter ended March 31, 2011 compared to $2.4 million for the quarter ended December 31, 2010. Collection of accounts receivable and related DSO could fluctuate in future periods due to the timing and amount of our revenues and their linearity and the effectiveness of our collection efforts.

•

Accrued compensation decreased by $5.5 million to $49.7 million at March 31, 2011 compared to December 31, 2010 resulting in a decrease in operating liabilities and reflecting a cash outflow of $10.9 million for the quarter ended March 31, 2011. The decrease in accrued compensation was due to payments of accrued commissions and bonuses in the first quarter of 2011.

Investing Activities

Cash outflows from investing activities in the three months ended March 31, 2011 included approximately $71 million paid for acquisitions, approximately $20 million paid for additional cost method investments, $4.1 million for purchases of investment securities, and $4.4 million in capital expenditures. We acquired BakBone, a publicly-held provider of data protection software, in January 2011 (refer to Note 3 – Acquisitions of our Notes to Condensed Consolidated Financial Statements for additional details) for a cash consideration of approximately $56 million. BakBone gives us additional technologies to provide data protection solutions across heterogeneous physical, virtual and application-level environments. In addition, we acquired another private company in February 2011 for a cash consideration of approximately $15 million. Also, we received $29.1 million in proceeds from sale and maturities of our investment securities.

In April 2011, we entered into real estate lease and purchase agreements for facilities to house the Business Operations and Advance Technology Center that we are developing in Cork, Ireland. Under these agreements, we will temporarily lease office space during the construction of a building and land that we are purchasing. Total cost of the land and building is approximately $30 million. We anticipate moving into our new building in the fourth quarter of 2012.

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

Financing Activities

Cash flows from financing activities in the three months ended March 31, 2011 included $84.4 million paid for repurchases of our common stock and net proceeds of $20.2 million from the issuance of our common stock due to exercises of stock options.

In February 2011, our Board of Directors increased the authorization under our current stock repurchase program to an aggregate of up to $150 million of our common stock. Any stock repurchases may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans. Rule 10b5-1 permits Quest to establish, while not in possession of material nonpublic information, prearranged plans to buy stock at a specific price in the future, regardless of any subsequent possession of material nonpublic information. The timing and actual number of shares repurchased will depend on a variety of factors including market conditions, corporate and regulatory requirements, and capital availability. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. During the three months ended March 31, 2011, we repurchased 3.4 million shares under this stock repurchase authorization at a weighted-average price per share of $26.07, for a total cost of $88.8 million. A total of $61.3 million remains available pursuant to this stock repurchase authorization.

In 2009, we entered into a two year revolving line of credit agreement with Wells Fargo Foothill, LLC as the arranger, administrative agent and lender. On February 17, 2011, this line of credit agreement was amended and renewed for a subsequent five-year term with Wells Fargo Capital Finance, LLC (formerly known as Wells Fargo Foothill, LLC), as arranger, administrative agent and lender (for additional information on our loans payable, please refer to Note 8 – Loans Payable of our Notes to Condensed Consolidated Financial Statements for additional details). We were in compliance with all debt-related covenants at March 31, 2011.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents, investment balances, cash flows from operations and available debt financing will be sufficient to finance our operational cash needs through at least the next 12 to 24 months. Our ability to generate cash from operations is subject to substantial risks described under Part I, Item 1A, Risk Factors, of our Annual Report on form 10-K for the year ended December 31, 2010 and the update under Part II, Item 1A of this Report. One of these risks is that our future business does not stay at a level that is similar to, or better than, our recent past. In that event, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash, cash equivalents, investment balances and debt financing to support our working capital and other cash requirements. Also, acquisitions are an important part of our business model. As such, significant amounts of cash could and will likely be used in the future for additional acquisitions or strategic investments. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through public or private equity or, as discussed above, debt financing or from other sources. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

Recently Adopted Accounting Pronouncements

See Note 2 – Recent Accounting Pronouncements of our Notes to Condensed Consolidated Financial Statements for information regarding recent accounting pronouncements.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to revenue recognition, asset valuations (including accounts receivable, goodwill and intangible assets), share-based compensation, income taxes and functional currencies for purpose of consolidation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets, and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of the critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments listed above are discussed further in our Annual Report on Form 10-K for the year ended December 31, 2010 under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no material changes to our critical accounting policies or estimates during the three months ended March 31, 2011.

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

Our exposure to foreign exchange risk originates both from our foreign operations net profits and losses denominated in currencies other than the U.S. Dollar, as well as our net balances of monetary assets and liabilities in our foreign subsidiaries. These exposures have the potential to produce either gains or losses depending on the directional movement of the foreign currencies versus the U.S. Dollar and our operational profile in foreign subsidiaries. Our cumulative currency gains or losses in any given period may be lessened by the economic benefits of diversification and the correlative relationships of different currencies, but there can be no assurance that this pattern will continue to be true in future periods. During the quarter ended March 31, 2011, we had a negative effect of $3.0 million on total revenues and a positive effect of $4.7 million to total expenses related to foreign currency fluctuation when comparing 2011 rates to 2010. In addition, during the quarter ended March 31, 2011, we had foreign currency gains $3.2 million within Other income (expense), net compared to foreign currency losses of $4.2 million in the comparable period in 2010.

The foreign currencies to which we currently have the most significant exposure are the Euro, the Canadian Dollar, the British Pound, the Australian Dollar and the Russian Ruble. We enter into hedges in the form of foreign currency contracts to reduce the range of outcomes foreign currency rate changes can have on non-functional currency denominated forecasted transactions and balance sheet positions, which include certain monetary assets and liabilities denominated in foreign currencies. The foreign currency contracts are carried at fair value and denominated in various currencies as listed in the tables below. The duration of these contracts ranges from less than one month to twelve months. A description of our accounting for foreign currency contracts is included in Note 14 – Derivative Instruments of our Notes to Condensed Consolidated Financial Statements.

The magnitude of success of our hedging activities depends upon the accuracy of our estimates of various balances and transactions denominated in non-functional currencies. To the extent our estimates are correct, gains and losses on our foreign currency contracts will be offset by corresponding losses and gains on the underlying transactions. In order to monitor the financial impact of our foreign currency hedges, we subject our hedges to a stress test. This test is intended to quantify the impact to our financial statements of an abnormal change in the foreign currency rates in which we do business. When subjected to a 10% and 20% adverse change, we estimated that the fair value of our contracts would decline by $6.8 million and $13.5 million, respectively.

We do not use forward foreign currency contracts for speculative or trading purposes. We enter into foreign currency contracts with reputable financial institutional counterparties whose financial health we monitor. To date, we have not experienced nonperformance by any of these counterparties and anticipate performance by all counterparties.

The following table summarizes the notional amounts of our outstanding foreign currency contracts. All contracts have maturities of twelve months or less. (in U.S. Dollars in thousands):

Currency	March 31 2011	December 31 2010
Australian Dollar	$7,017	$6,634
Canadian Dollar	10,196	7,694
Chinese Yuan	966	1,167
Danish Krone	1,142	1,073
Euro	26,083	45,961
British Pound	10,348	14,988
Israeli Shekel	2,428	2,105
Brazil Real	—	2,381
Swedish Krona	790	743
Norwegian Krone	1,083	1,028
Russian Ruble	7,457	6,206

Total	$67,510	$89,980

Interest Rate Risk

Our exposure to market interest-rate risk relates primarily to our investment portfolio. We traditionally do not use derivative financial instruments to hedge the market risks of our investments. We place our investments with high-quality issuers and money market funds and articulate allocation limits in our investment policy to any one issuer other than the United States government. Our investment portfolio as of March 31, 2011 consisted of money market funds, U.S. Treasuries, US agency securities, commercial paper, certificates of deposit and corporate bonds. Investments purchased with an original maturity of three months or less are considered to be cash equivalents. We classify our investments as available-for-sale securities. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity.

Information about our investment portfolio is presented in the table below, which states the amortized book value and related weighted-average interest rates by year of maturity (in thousands):

	Amortized Book Value	Weighted Average Rate
Investments maturing by March 31
2012 (1)	$295,163	0.37%
2013	32,469	1.50%
2014	6,092	1.77%
2015	—	—
2016 and thereafter	—	—

Total portfolio	$333,724	0.50%

(1)	Includes $223.5 million in cash equivalents.

Item 4.	Controls and Procedures

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011 as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of that date, our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act were effective, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under Note 16 – Commitments and Contingencies of our Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 1A.	Risk Factors

You should carefully consider the risks described in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2010, as well as the updated risk factor below, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein.

Unforeseen difficulties with the implementation and operation of our Oracle computerized accounting system, with the implementation of our Salesforce.com sales force automation system, or with the upgrading or implementation of our other computerized accounting, finance and sales support systems, could adversely affect our operating results, our ability to manage our business effectively, and the effectiveness of our internal controls over financial reporting

In October 2009, we began implementing an upgrade to our Oracle financial system. As part of the first stage of this process, which we completed in August 2010, we implemented a full rollout of all financial system upgrade modules in the United States, Canada, Australia and certain parts of our EMEA region, which together comprise the largest part of our business. The implementation of the upgrade to our Oracle financial system to the rest of our company is ongoing. In addition, in May 2011, we expanded our use of the Salesforce.com sales force automation system to enhance our existing automated sales management system. The Oracle upgrade project will require changes to certain aspects of our existing system of internal controls over financial reporting. If we encounter unanticipated delays in upgrading our systems and implementing new systems, we may be unable to complete our testing of internal controls within the required time periods, which could create a material weakness or significant deficiency in our overall internal controls. Due to the number of controls examined, the complexity of our processes, and the subjectivity involved in determining the effectiveness of controls, we cannot be certain that, in the future, all of our controls will continue to be considered effective by management or, if considered effective by our management, that our auditors will agree with such assessment. Consequently, we could be subject to regulatory sanctions or lose investor confidence in the accuracy or completeness of our financial reports. Management believes that it has taken the necessary steps to monitor and maintain appropriate internal controls during this implementation period and that our internal controls have been enhanced by the new financial accounting system.

Designing and implementing these systems is a major undertaking, both financially and from a management and personnel perspective. Costs and risks inherent in the conversion to our upgraded and new systems may include disruption to our normal procedures, technical and administrative problems, interruptions in sales processes, potential delays, expenditure overruns beyond the projects’ budgets, and problems achieving accuracy in the conversion of electronic data. Failure to properly or adequately address these issues could result in increased costs and the diversion of management’s attention and resources, negatively impacting our operating results and ability to effectively manage our business. Once upgraded and new systems are implemented, they may not operate as we expect them to. Any significant failure or malfunction may result in disruptions of our operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below summarizes information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended March 31, 2011.

Period	Total Number of Shares of Common Stock Purchased (1)	Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions)
Jan. 1, 2011 through Jan. 31, 2011	—	$—	—	$51.5
Feb. 1, 2011 through Feb. 28, 2011	1,440,000	$26.57	1,440,000	$111.7
Mar. 1, 2011 through Mar. 31, 2011	1,961,139	$25.71	1,961,139	$61.3

Total	3,401,139	$26.07	3,401,139	$61.3

(1)	In August 2009, the Board of Directors authorized a plan to repurchase up to $100 million of our common stock. In February 2011, our Board of Directors increased the authorization under our current stock repurchase program to an aggregate of up to $150 million of our common stock. Any stock repurchases may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans. Rule 10b5-1 permits Quest to establish, while not in possession of material nonpublic information, prearranged plans to buy stock at a specific price in the future, regardless of any subsequent possession of material nonpublic information. The timing and actual number of shares repurchased will depend on a variety of factors including market conditions, corporate and regulatory requirements, and capital availability. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.

(2)	The price paid per share of common stock does not include the related transaction costs.

Item 6.	Exhibits

Exhibit Number	Exhibit Title

3.1*	Certificate of Incorporation of Quest Software, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2009)

3.2*	Bylaws of Quest Software, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2009)

4.1*	Form of Registrant’s Specimen Common Stock Certificate (incorporated by reference to our Registration Statement on Form S-1 and all amendments thereto filed on June 11, 1999 (File No. 333-80543))

10.1*	Amendment Number Three to Credit Agreement, dated February 17, 2011, by and among Quest Software, Inc., the lenders party thereto and Wells Fargo Capital Finance LLC (formerly known as Wells Fargo Foothill, LLC), as the arranger and administrative agent for the lenders (incorporated by reference to our Current Report on Form 8-K filed on February 23, 2011)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST SOFTWARE, INC.

Date: May 6, 2011	/s/ Scott J. Davidson
Scott J. Davidson Senior Vice President, Chief Financial Officer

/s/ Scott H. Reasoner
Scott H. Reasoner Vice President, Corporate Controller