Form 10-Q
period 2011-06-30
QUEST SOFTWARE INC
filed 2011-08-09
CIK 1088033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock as of July 28, 2011, was 85,893,403.

QUEST SOFTWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

QUEST SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	June 30 2011	December 31 2010
ASSETS

Current assets:
Cash and cash equivalents	$204,094	$356,533
Short-term investments	43,504	90,284
Accounts receivable, net of allowances of $6,619 and $5,367 at June 30, 2011 and December 31, 2010, respectively	143,221	179,621
Prepaid expenses and other current assets	36,607	48,312
Deferred income taxes	7,061	6,677

Total current assets	434,487	681,427
Property and equipment, net	81,185	70,854
Long-term investments	33,553	45,466
Intangible assets, net	107,014	62,785
Goodwill	746,719	706,224
Deferred income taxes	54,536	46,985
Other assets	54,165	21,843

Total assets	$1,511,659	$1,635,584

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,628	$5,512
Accrued compensation	55,367	55,185
Other accrued expenses	42,646	32,600
Loans payable	576	521
Deferred revenue	338,003	324,121

Total current liabilities	447,220	417,939

Long-term liabilities:
Deferred revenue	104,316	100,264
Income taxes payable	42,106	41,385
Loans payable	32,460	32,730
Other long-term liabilities	15,689	11,000

Total long-term liabilities	194,571	185,379

Total liabilities	641,791	603,318

Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 200,000 shares authorized; 85,752 and 92,893 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	86	93
Additional paid-in-capital	557,317	729,640
Retained earnings	311,655	301,697
Accumulated other comprehensive income	810	836

Total stockholders’ equity	869,868	1,032,266

Total liabilities and stockholders’ equity	$1,511,659	1,635,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Revenues:
Licenses	$77,632	$77,100	$144,367	$142,081
Services	125,338	109,002	246,760	215,192

Total revenues	202,970	186,102	391,127	357,273

Cost of revenues:
Licenses	2,550	1,893	4,334	3,714
Services	22,634	15,636	43,600	30,360
Amortization of purchased technology	5,249	3,965	9,899	8,458

Total cost of revenues	30,433	21,494	57,833	42,532

Gross profit	172,537	164,608	333,294	314,741

Operating expenses:
Sales and marketing	86,983	72,082	168,713	140,422
Research and development	43,117	36,543	84,840	72,016
General and administrative	28,078	19,836	56,271	39,173
Amortization of other purchased intangible assets	4,198	3,149	7,945	6,325

Total operating expenses	162,376	131,610	317,769	257,936

Income from operations	10,161	32,998	15,525	56,805
Other income (expense), net	573	(3,843)	1,843	(7,449)

Income before income tax provision	10,734	29,155	17,368	49,356
Income tax provision	4,404	11,764	7,410	16,353

Net income	$6,330	$17,391	$9,958	$33,003

Net income per share:
Basic	$0.07	$0.19	$0.11	$0.37

Diluted	$0.07	$0.19	$0.11	$0.36

Weighted-average shares:
Basic	88,320	89,434	90,301	89,548
Diluted	90,363	91,920	92,742	92,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Net income	$6,330	$17,391	$9,958	$33,003

Other comprehensive income (loss):
Unrealized income (loss) on foreign currency hedges, net of tax	306	(388)	(100)	51
Unrealized income (loss) on available-for-sale securities, net of tax	96	(4)	74	(11)

Comprehensive income	$6,732	$16,999	$9,932	$33,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30
	2011	2010
Cash flows from operating activities:
Net income	$9,958	$33,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,798	21,779
Compensation expense associated with stock-based payments	12,906	9,171
Deferred income taxes	(83)	5,025
Excess tax benefit related to stock-based compensation	(1,869)	(1,318)
Other non-cash adjustments, net	924	683
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	49,701	33,258
Prepaid expenses and other current assets	1,178	4,230
Other assets	2,267	1,955
Accounts payable	4,100	(388)
Accrued compensation	(6,976)	(7,115)
Other accrued expenses	2,306	(4,051)
Income taxes payable	19,971	8,719
Deferred revenue	(2,944)	(3,089)
Other liabilities	(3,271)	(1,282)

Net cash provided by operating activities	113,966	100,580

Cash flows from investing activities:
Purchases of property and equipment	(17,314)	(6,831)
Cash paid for acquisitions, net of cash acquired	(89,429)	(981)
Change in restricted cash	(7,903)	874
Purchases of cost method investments	(27,234)	—
Purchases of investment securities	(5,136)	(132,283)
Sales and maturities of investment securities	63,562	107,246
Notes receivable from a cost method investee	—	(2,000)
Cash paid for intellectual property	(1,500)	—
Change in notes receivable	(750)	—

Net cash used in investing activities	(85,704)	(33,975)

Cash flows from financing activities:
Repayment of loans payable	(238)	(32,339)
Repurchase of common stock	(205,745)	(37,373)
Repayment of capital lease obligations	(69)	(133)
Cash paid for line of credit fees	(500)	—
Proceeds from the exercise of stock options	24,925	23,297
Excess tax benefit related to stock-based compensation	1,869	1,318

Net cash used in financing activities	(179,758)	(45,230)

Effect of exchange rate changes on cash and cash equivalents	(943)	1,833

Net (decrease) increase in cash and cash equivalents	(152,439)	23,208
Cash and cash equivalents, beginning of period	356,533	292,940

Cash and cash equivalents, end of period	$204,094	$316,148

Supplemental disclosures of consolidated cash flow information:
Cash paid for interest	$1,570	$1,715

Cash (received) paid for income taxes	$(14,261)	$2,319

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

Our accompanying unaudited condensed consolidated financial statements as of June 30, 2011 and for the three months and six months ended June 30, 2011 and 2010 reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, Financial Accounting Standards Board (“FASB”) issued amendments to its accounting guidance on fair value measurement. The amendments provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The amendments change certain fair value measurement principles and enhance the disclosure requirements about fair value measurements. This guidance is effective during interim and annual periods beginning after December 15, 2011 and should be applied prospectively. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In June 2011, FASB issued amendments to its accounting guidance on comprehensive income. The amendments require an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments eliminate the option to present the components of other comprehensive income as part of the statement of equity. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating the impact of this guidance on our consolidated financial statements.

NOTE 3 — ACQUISITIONS

2011 Acquisitions

BakBone Software Incorporated – In January 2011, we acquired 100% of the voting equity interests of BakBone Software Incorporated (“BakBone”), a publicly-held provider of data protection software, for cash consideration of approximately $56 million. BakBone gives us additional technologies to provide data protection solutions across heterogeneous physical, virtual and application-level environments.

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

Current assets	$12,479
Acquired technologies with a weighted average useful life of 5.2 years	24,500
In-process research and development	400
Customer relationships with a useful life of 4.0 years	11,300
Trademarks and trade names with a useful life of 10.0 years	1,800
Goodwill	20,730
Deferred income tax assets – non-current	7,832
Other assets	2,419
Current liabilities	(6,328)
Deferred revenue – current	(9,383)
Deferred revenue – non-current	(9,491)
Other long-term liabilities	(278)

Total purchase price	$55,980

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The preliminary allocation of purchase price for BakBone was based upon valuation information and estimates and assumptions available at the time of filing. Our estimates and assumptions are subject to change. The areas of the purchase price allocation that are not yet finalized and are subject to change within the measurement period relate to the completion of our income taxes review and the resulting impact on goodwill.

The intangible assets will be amortized over the pattern in which the expected economic benefits of the intangible assets are realized, which in general is correlated with the cash flows generated from such assets. We acquired an in-process research and development (“IPR&D”) project and the value assigned to the IPR&D was determined utilizing the income approach by determining cash flow projections relating to the project. We applied a discount rate of 28% to derive the value of the IPR&D project. The IPR&D project will be assessed for impairment until completed. Upon completion, the project will be amortized over its estimated useful life, as described above. The goodwill associated with this acquisition is reported within our Licenses, Maintenance Services and Professional Services segments of our business, and is not expected to be deductible for tax purposes. The goodwill allocation of 45% to Licenses, 52% to Maintenance Services and 3% to Professional Services is based on both historical and projected relative contribution from Licenses, Maintenance Services and Professional Services revenues. Goodwill results from expected synergies from the transaction, including complementary products that will enhance our overall product portfolio, and opportunities within new markets, which we believe will result in incremental revenue and profitability.

Other Acquisitions – We completed three other acquisitions during the six months ended June 30, 2011. These acquisitions have been accounted for as business combinations. The aggregate purchase price for these transactions was approximately $40 million. The preliminary allocation of purchase price was primarily to goodwill and other intangible assets for approximately $20 million and $21 million, respectively. Actual results of operations of these acquisitions are included in our condensed consolidated financial statements from the effective dates of the acquisitions.

The pro forma effects of acquisitions in 2011 individually, or in the aggregate, would not have been material to our results of operations for the six months ended June 30, 2011 and 2010, and therefore are not presented.

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

Previously, we had two reportable operating segments, Licenses and Services. During the first quarter of 2011, we revised our reportable operating segments by separating our Services segment into our Professional Services segment and our Maintenance Services segment. We separated these two previously aggregated segments because the Professional Services component has experienced significant growth and has become more distinct, robust and pronounced relative to all Services, and also has become more separately managed and analyzed. Previously reported segment data have been reclassified to conform to the 2011 presentation. Goodwill previously allocated to the Services segment has been reallocated between the Maintenance Services and Professional Services segments using a relative fair value approach.

We do not separately allocate operating expenses to these segments, nor do we allocate specific assets to these segments. Therefore, segment information reported includes only revenues, cost of revenues, and gross profit.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Reportable segment data for the three months and six months ended June 30, 2011 and 2010 is as follows (in thousands):

	Licenses	Maintenance Services	Professional Services	Total
Three months ended June 30, 2011:
Revenues	$77,632	$110,276	$15,062	$202,970
Cost of revenues	7,799	10,469	12,165	30,433

Gross profit	$69,833	$99,807	$2,897	$172,537

Three months ended June 30, 2010:
Revenues	$77,100	$98,520	$10,482	$186,102
Cost of revenues	5,858	7,409	8,227	21,494

Gross profit	$71,242	$91,111	$2,255	$164,608

Six months ended June 30, 2011:
Revenues	$144,367	$218,342	$28,418	$391,127
Cost of revenues	14,233	20,480	23,120	57,833

Gross profit	$130,134	$197,862	$5,298	$333,294

Six months ended June 30, 2010:
Revenues	$142,081	$194,288	$20,904	$357,273
Cost of revenues	12,172	14,638	15,722	42,532

Gross profit	$129,909	$179,650	$5,182	$314,741

Revenues are attributed to geographic areas based on the location of the Quest entity from which the products or services were invoiced. Revenues and long-lived assets concerning principal geographic areas in which we operate are as follows (in thousands):

	United States	Ireland	Other International (2)	Total
Three months ended/As of June 30, 2011:
Revenues	$120,152	$36,359	$46,459	$202,970
Long-lived assets (1)	113,636	7,802	13,912	135,350

Three months ended/As of June 30, 2010:
Revenues	$117,248	$22,520	$46,334	$186,102
Long-lived assets (1)	84,902	8	12,636	97,546
Six months ended/As of June 30, 2011:
Revenues	$232,899	$67,324	$90,904	$391,127
Long-lived assets (1)	113,636	7,802	13,912	135,350

Six months ended/As of June 30, 2010:
Revenues	$220,291	$43,547	$93,435	$357,273
Long-lived assets (1)	84,902	8	12,636	97,546

(1)	Includes property and equipment, net and other assets
(2)	No single location within Other International accounts for greater than 10% of total revenues

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 5 — CASH AND CASH EQUIVALENTS AND INVESTMENTS

The following table summarizes our cash and cash equivalents and investments by balance sheet classification at the dates indicated (in thousands):

	June 30, 2011		December 31, 2010
	Cost	Fair Value (1)	Cost	Fair Value (1)
Cash and cash equivalents	$204,094	$204,094	$356,533	$356,533
Short-term investments	44,126	43,504	90,466	90,284
Long-term investments	33,554	33,553	45,647	45,466

Total cash and cash equivalents and investments	$281,774	$281,151	$492,646	$492,283

(1)	See Note 16 – Fair Value Measurements for details regarding fair value measurements.

The following table summarizes our investments by investment category at the dates indicated (in thousands):

	June 30, 2011		December 31, 2010
Investment category:	Cost	Fair Value	Cost	Fair Value
Available-for-sale securities:
U.S. treasury securities	$3,430	$3,435	$24,500	$24,511
U.S. agency securities	11,115	11,097	35,407	35,387
Commercial paper	4,970	5,000	14,958	14,984
Corporate notes/bonds	55,415	54,774	51,561	51,181
Certificates/term deposits	2,750	2,751	9,687	9,687

Total investments	$77,680	$77,057	$136,113	$135,750

NOTE 6 — PROPERTY AND EQUIPMENT, NET

Net property and equipment consisted of the following (in thousands):

	June 30 2011	December 31 2010
Building	$39,601	$39,003
Furniture and fixtures	16,725	15,846
Machinery and equipment	8,608	7,181
Computer equipment	57,844	54,940
Computer software	47,405	43,822
Leasehold improvements	17,688	15,438
Land	16,317	11,154

	204,188	187,384
Less accumulated depreciation and amortization	(123,003)	(116,530)

Property and equipment, net	$81,185	$70,854

The increase in property and equipment during the six months ended June 30, 2011 was primarily due to expenditures on the facilities to house the Business Operations and Advance Technology Center in Cork, Ireland. Total depreciation and amortization expense related to property and equipment was $3.8 million and $7.6 million for the three months and six months ended June 30, 2011, respectively. This compares to $3.5 million and $7.0 million for the three months and six months ended June 30, 2010, respectively.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS, NET

The changes in the carrying amount of goodwill by reportable operating segment (refer to Note 4 – Geographic and Segment Reporting for discussion of our reportable operating segments) for the six months ended June 30, 2011 are as follows (in thousands):

	Licenses	Maintenance Services	Professional Services	Total
Balance as of December 31, 2010	$490,095	$211,806	$4,323	$706,224
Acquisitions	20,420	18,628	1,447	40,495

Balance as of June 30, 2011	$510,515	$230,434	$5,770	$746,719

Intangible assets, net are comprised of the following (in thousands):

	June 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology and IPR&D (1)	$207,223	$(143,803)	$63,420	$164,816	$(133,591)	$31,225
Customer relationships	91,218	(58,010)	33,208	74,318	(50,639)	23,679
Non-compete agreements	14,589	(13,578)	1,011	13,919	(13,201)	718
Trademarks and trade names (2)	15,700	(6,325)	9,375	13,302	(6,139)	7,163

	$328,730	$(221,716)	$107,014	$266,355	$(203,570)	$62,785

(1)	IPR&D projects were identified and valued related to our acquisitions. These projects are continually assessed for impairment. Upon completion, these projects will be amortized over their estimated useful life.
(2)	Trademarks and trade names include $6.2 million and $0.8 million in trade names related to our acquisition of ScriptLogic and PacketTrap, respectively, that each have an indefinite useful life, and as such are not being amortized.

Amortization expense for amortizing intangible assets was $9.6 million and $18.2 million for the three months and six months ended June 30, 2011, respectively. This compares to $7.1 million and $14.8 million for the three months and six months ended June 30, 2010, respectively.

Estimated annual amortization expense related to amortizing intangible assets reflected on our June 30, 2011 condensed consolidated balance sheet is as follows (in thousands):

Estimated Annual Amortization Expense
2011 (remaining 2 quarters)	$19,532
2012	33,071
2013	18,784
2014	15,656
2015 and thereafter	12,971

Total accumulated amortization	$100,014

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 8 — COST METHOD INVESTMENTS

Our investments in early stage private companies are accounted for under the cost method given that we do not have the ability to exercise significant influence over these companies. The fair value of our cost method investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. We determined that it is not practicable to estimate the fair value of our cost method investments since these investments were made in privately-held companies that are not subject to the same disclosure regulations as U.S. public companies, and, as such, the basis for an estimated fair value is subject to the completeness, quality, timing and accuracy of data received from these private companies. Our cost method investments are carried at $41.4 million and $14.4 million as part of Other assets in our condensed consolidated balance sheets at June 30, 2011 and December 31, 2010, respectively.

NOTE 9 — LOANS PAYABLE

In February 2011, our line of credit agreement was amended and renewed for a subsequent five-year term (the “Amended Credit Agreement”) with Wells Fargo Capital Finance, LLC (formerly known as Wells Fargo Foothill, LLC), as arranger, administrative agent and lender. The Amended Credit Agreement allows for cash borrowings and letters of credit under a secured revolving credit facility of up to a maximum of $100.0 million. Interest will accrue based on a floating rate based on, at the Company’s election, (i) LIBOR (subject to reserve requirements) or (ii) the greater of (a) the Federal Funds Rate plus  1/2% or (b) Wells Fargo’s prime rate, in each case, plus an applicable margin. The Amended Credit Agreement includes limitations on the Company’s ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividend payments, and dispose of assets. The Amended Credit Agreement is secured by substantially all of the Company’s assets, subject to certain exceptions. Fees associated with this amended line of credit were approximately $0.5 million and will be amortized over the life of the credit agreement as interest expense. As of June 30, 2011, we have a zero balance outstanding under this line of credit.

In August 2009, we entered into a loan agreement with Mutual of Omaha Bank whereby we borrowed an aggregate principal amount of $34 million. The loan is secured by our real property at our headquarters in Aliso Viejo, California. We have used the proceeds from the loan for working capital and other general corporate purposes. The loan matures in five years, during which time we will make equal monthly principal and interest payments at a 7.03% interest rate on a fixed rate, 25-year amortization schedule. Events of default include, among other things, payment defaults, breaches of covenants and bankruptcy events. In the case of a continuing event of default, the lender may, among other things, accelerate the payment of any unpaid principal and interest amounts, increase the then-current interest rate by 5% and foreclose on the real estate collateral. As of June 30, 2011, we have a $33.0 million balance outstanding with $0.6 million recorded as current and $32.4 million recorded as long-term portion of loans payable.

We were in compliance with all debt-related covenants at June 30, 2011.

NOTE 10 — OTHER INCOME (EXPENSE), NET

Other income (expense), net consists of the following (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Interest income	$589	$532	$1,126	$844
Interest expense	(790)	(1,108)	(1,769)	(2,238)
Foreign currency gains (losses), net (1)	1,646	(4,671)	4,861	(8,853)
Forward foreign currency contracts (losses) gains, net (2)	(881)	1,411	(2,493)	2,506
Other income (expense), net	9	(7)	118	292

Total other income (expense), net	$573	$(3,843)	$1,843	$(7,449)

(1)	Our foreign currency (losses) gains, net are predominantly attributable to the re-measurement gains or losses on our net balances of monetary assets and liabilities in our foreign subsidiaries, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar. The foreign currency re-measurement adjustments to these balance sheet items are calculated by comparing the currency spot rates at the end of a month to the spot rates at the end of the previous month.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(2)	Relates to changes in fair value of our forward foreign currency contracts not designated as hedging instruments. See Note 15 — Derivative Instruments for further details.

NOTE 11 — INCOME TAX PROVISION

During the three months and six months ended June 30, 2011, the provision for income taxes decreased to $4.4 million and $7.4 million, respectively from $11.8 million and $16.4 million in the comparable period in 2010. The effective income tax rate for the three months and six months ended June 30, 2011 was approximately 41.0% and 42.7%, respectively, as compared to 40.3% and 33.1% for the three months and six months ended June 30, 2010, respectively. The change in the provision for income taxes and the effective income tax rate is primarily a result of the decrease in the consolidated pre-tax book income and the taxes computed based on a higher ratio of year-to-date foreign losses as compared to the overall consolidated pre-tax book income for which no benefit could be taken and other discrete items impacting the quarter ended June 30, 2011. Discrete items included an increase in the income tax provision related to the write-off of deferred tax assets associated with cancelled, forfeited and expired stock options recorded during the six months ended June 30, 2011.

During the first quarter of 2011, we received examination notices from the Internal Revenue Service and the California Franchise Tax Board to audit income tax returns filed for calendar years 2008 through 2009, and 2007 through 2008, respectively.

NOTE 12 — NET INCOME PER SHARE

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

The table below sets forth the reconciliation of the denominator of the net income per share calculation (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Shares used in computing basic net income per share	88,320	89,434	90,301	89,548
Dilutive effect of stock options and restricted stock units (1)	2,043	2,486	2,441	2,587

Shares used in computing diluted net income per share	90,363	91,920	92,742	92,135

(1)	Options to purchase 4.8 million and 5.8 million shares of common stock were outstanding during the three months ended June 30, 2011 and 2010, respectively, and 2.8 million and 5.5 million shares of common stock during the six months ended June 30, 2011 and 2010, respectively, were outstanding but were not included in the computation of diluted net income per share as inclusion would have been anti-dilutive.

NOTE 13 — STOCKHOLDERS’ EQUITY

In May 2011, our Board of Directors authorized a new stock repurchase program covering up to $200 million of our common stock. This program replaced the $150 million stock repurchase program previously authorized in February 2011. Any stock repurchases may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans. Rule 10b5-1 permits Quest to establish, while not in possession of material nonpublic information, prearranged plans to buy stock at a specific price in the future, regardless of any subsequent possession of material nonpublic information. The timing and actual number of shares repurchased will depend on a variety of factors including market conditions, corporate and regulatory requirements, and capital availability. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. During the three months ended June 30, 2011, we repurchased 5.3 million shares at a weighted average price per share of $22.67 for a total cost of $119.0 million pursuant to the two authorizations. At June 30, 2011, a total of $121.9 million remains available pursuant to our stock repurchase authorization.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 14 — STOCK-BASED COMPENSATION

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

The 2008 Plan provides for the discretionary grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, and other forms of equity compensation (collectively, the “stock awards”). The number of shares of Common Stock available for issuance under the 2008 Plan is 21.3 million as of June 30, 2011. The number of shares of Common Stock reserved for issuance under the 2008 Plan will be reduced by 1 share for each share of Common Stock issued under the 2008 Plan pursuant to a stock option and by 1.94 shares for each share of Common Stock issued under the 2008 Plan pursuant to a restricted stock award, restricted stock unit award, or other stock award. As of June 30, 2011, there were 7.1 million shares available for grant under the 2008 Plan.

Stock Option Awards

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The fair value of these awards is amortized on a straight-line basis over the vesting period. Expected volatilities are based on historical volatilities of Quest’s stock. We use historical data to estimate option exercises and employee terminations within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate is based on the U.S. Treasury zero-coupon issues in effect at the time of option grant for equivalent remaining terms. We do not expect to pay any dividends and, therefore, we use an expected dividend yield of zero.

We used the following weighted-average assumptions for option awards granted during the three months and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010 (1)	2011	2010 (1)
Expected volatility	34%	N/A	34%	37%
Expected term (in years)	5.3	N/A	5.7	6.4
Risk-free interest rate	1.9%	N/A	2.1%	2.8%
Expected dividend yield	None	None	None	None

(1)	There were no option awards granted for the three months ended June 30, 2010. Consequently, six month data relates only to the three month period during which options were granted.

A summary of the activity of employee stock options during the six months ended June 30, 2011, and details regarding the options outstanding and exercisable at June 30, 2011, are provided below:

	Number of Shares (in thousands)	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2010	13,130	$16.93
Granted	2,471	$25.48
Exercised	(1,325)	$19.05
Canceled/forfeited/expired	(734)	$22.45

Outstanding at June 30, 2011	13,542	$17.99	6.9	$72,270

Vested or expected to vest at June 30, 2011	12,739	$17.78	6.8	$70,092

Exercisable at June 30, 2011	5,881	$14.86	4.2	$47,601

(1)	These amounts represent the difference between the exercise price and $22.73, the closing price of Quest Software, Inc. stock on June 30, 2011 as reported on the NASDAQ National Market, for all options outstanding that have an exercise price currently below the closing price.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The weighted-average fair value of options granted during the six months ended June 30, 2011 and 2010 was $8.99 and $6.98, respectively. The total intrinsic value of options exercised was $9.0 million and $10.5 million for the six months ended June 30, 2011 and 2010, respectively. The total fair value of options vested during the six months ended June 30, 2011 and 2010 was $12.6 million and $4.1 million, respectively.

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

A summary of our RSU awards activity during the six months ended June 30, 2011 is provided below:

	Number of Shares	Weighted-Average Grant Date Fair Value (per share)
Nonvested at January 1, 2011	787,798	$14.99
Granted	—	$—
Vested	(293,418)	$14.26
Forfeited	(34,513)	$15.47

Nonvested at June 30, 2011(1)	459,867	$15.43

(1)	Of which, 435,998 shares are expected to vest.

The total fair value of RSU awards vested during the six months ended June 30, 2011 and 2010 was $4.2 million and $5.2 million, respectively.

Stock-Based Compensation Expense

The following table presents the income statement classification of all stock-based compensation expense for the three months and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Cost of services	$238	$199	$554	$383
Sales and marketing	1,682	1,246	3,791	2,359
Research and development	1,614	1,592	3,767	3,010
General and administrative	1,958	1,478	4,794	3,418

Total stock-based compensation	5,492	4,515	12,906	9,170
Tax benefit associated with stock-based compensation expense (1)	2,125	1,747	4,995	3,549

Reduction of net income	$3,367	$2,768	$7,911	$5,621

(1)	The recognized tax benefit related to share-based compensation expense is estimated to be 38.7% for the three months and six months ended June 30, 2011 and 2010. This approximates the blended Federal and State statutory tax rate after the benefit for state taxes.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

As of June 30, 2011, total unrecognized stock-based compensation cost related to unvested stock option awards was $45.3 million, which is expected to be recognized over a weighted-average period of 3.7 years and total unrecognized stock-based compensation cost related to unvested RSU awards was $6.1 million, which is expected to be recognized over a weighted-average period of 1.2 years.

NOTE 15 — DERIVATIVE INSTRUMENTS

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

We have a cash flow hedging program primarily focused on reducing volatility in our forecasted research and development cash expenses and license revenues, some of which are denominated in non-U.S. Dollar currencies. Under this program, we use derivatives in the form of forward foreign currency contracts and foreign currency option contracts to hedge certain forecasted transactions. These derivatives, with durations ranging from less than one month to nine months, are designated as hedging instruments and qualify for hedge accounting. Accordingly, these outstanding designated derivatives are recognized on the condensed consolidated balance sheet at fair value. Changes in value that are highly effective are recognized in Accumulated other comprehensive income (“AOCI”) on the condensed consolidated balance sheets, until the hedged item is recognized in the income statement. Any ineffective portion of a derivative’s change in fair value is recorded in Other income (expense), net, in the condensed consolidated income statement. There was no material ineffectiveness in our cash flow hedging program for the six months ended June 30, 2011.

We had the following notional amounts for our foreign currency contracts included in our consolidated balance sheets (in U.S. Dollars in thousands):

Currency	June 30 2011	December 31 2010

Derivatives designated as hedging instruments
Australian Dollar	$1,734	$2,788
Canadian Dollar	5,981	7,694
Chinese Yuan	642	1,167
Israeli Shekel	1,245	2,105
Russian Ruble	4,264	6,206
British Pound	7,490	7,188
Euro	4,455	22,029

Total	$25,811	$49,177

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Derivatives not designated as hedging instruments
Danish Krone	$1,156	$2,126
Norwegian Krone	1,110	2,013
Swedish Krona	808	2,058
Euro	15,085	43,600
Australian Dollar	4,237	3,846
Brazil Real	1,827	4,705
British Pound	8,210	18,724

Total	$32,433	$77,072

Fair Value of Derivative Instruments

The following table provides the fair value of our foreign currency contracts included in our condensed consolidated balance sheets (in thousands):

	Derivative Assets				Derivative Liabilities
	June 30, 2011		December 31, 2010		June 30, 2011		December 31, 2010
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)

Foreign currency contracts	Prepaid expenses and other current assets	$998	Prepaid expenses and other current assets	$1,123	Other accrued expenses	$(364)	Other accrued expenses	$424

	Derivative Assets				Derivative Liabilities
	June 30, 2011		December 31, 2010		June 30, 2011		December 31, 2010
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)

Foreign currency contracts	Prepaid expenses and other current assets	$197	Prepaid expenses and other current assets	$—	Other accrued expenses	$(296)	Other accrued expenses	$956

(1)	See Note 16 – Fair Value Measurements for details.

The Effect of Derivative Instruments on Financial Performance

The following tables provide the effect that derivative instruments had on our AOCI and results of operations (in thousands):

	Three Months Ended June 30
Derivatives designated as hedging instruments	Amount of gain (loss) recognized in AOCI (effective portion)		Location of gain reclassified from accumulated AOCI into income statement (effective portion)	Amount of (loss) gain reclassified from accumulated AOCI (effective portion)
	2011	2010		2011	2010
Foreign currency contracts	$306	$(388)	Revenues	$(271)	$554
			Operating expenses	$628	$62

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Six Months Ended June 30
Derivatives designated as hedging instruments	Amount of (loss) gain recognized in AOCI (effective portion)		Location of (loss) gain reclassified from accumulated AOCI into income statement (effective portion)	Amount of (loss) gain reclassified from accumulated AOCI (effective portion)
	2011	2010		2011	2010
Foreign currency contracts	$(100)	$51	Revenues	$(1,301)	$686
			Operating expenses	$1,128	$384

	Three Months Ended June 30
Derivatives not designated as hedging instruments	Location of gain (loss) recognized on derivative instruments	Amount of (loss) gain recognized on derivative instruments
		2011	2010
Foreign currency contracts	Other income (expense), net	$(881)	$1,411

	Six Months Ended June 30
Derivatives not designated as hedging instruments	Location of gain (loss) recognized on derivative instruments	Amount of (loss) gain recognized on derivative instruments
		2011	2010
Foreign currency contracts	Other income (expense), net	$(2,493)	$2,506

NOTE 16 — FAIR VALUE MEASUREMENTS

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

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table represents our fair value hierarchy and the valuation techniques used for financial assets and financial liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2011
	Total	Level 1	Level 2	Level 3	Valuation Techniques
Assets:
Money market funds	$103,320	$103,320	$—	$—	(a)
U.S. treasury securities	3,435	—	3,435	—	(a)
U.S. agency securities	11,096	11,096	—	—	(a)
Corporate notes/bonds	54,774	—	54,774	—	(a)
Certificates/term deposits	3,892	—	3,892	—	(a)
Commercial paper	6,499	—	6,499	—	(a)
Derivative assets (1)	1,195	—	1,195	—	(a)

Total	$184,211	$114,416	$69,795	$—

Liabilities:
Derivative liabilities (1)	$660	$—	$660	$—	(a)
Contingent consideration	11,513	—	—	11,513	(b)

Total	$12,173	$—	$660	$11,513

	December 31, 2010
	Total	Level 1	Level 2	Level 3	Valuation Techniques
Assets:
Money market funds	$268,118	$268,118	$—	$—	(a)
U.S. treasury securities	24,511	24,511	—	—	(a)
U.S. agency securities	35,387	35,387	—	—	(a)
Corporate notes/bonds	51,181	—	51,181	—	(a)
Certificates/term deposits	10,777	—	10,777	—	(a)
Commercial paper	14,984	—	14,984	—	(a)
Derivative assets (1)	1,123	—	1,123	—	(a)

Total	$406,081	$328,016	$78,065	$—

Liabilities:
Derivative liabilities (1)	$1,380	$—	$1,380	$—	(a)
Contingent consideration	8,515	—	—	8,515	(b)

Total	$9,895	$—	$1,380	$8,515

(1)	See Note 15 – Derivative Instruments for details.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table presents our liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2011 and 2010 (in thousands):

	Six Months Ended June 30(1)
	2011	2010
Total, beginning of the period	$8,515	$4,000
Contingent consideration	5,700	—
Payment of contingent consideration	(2,702)	—

Total, end of the period	$11,513	$4,000

(1)	We enter into earn-out agreements with the shareholders of certain companies we acquire. The earn-out contingent payments are typically based on the acquired company’s products’ total revenue or sales growth over a specified period after the acquisition date. This also includes contingent consideration relating to our purchase of intellectual property. During the second quarter of 2011, we separately purchased intellectual property and entered into an agreement whereby the former owner has the opportunity to earn an additional amount contingent upon his achievement of certain technology milestones.

Other Financial Assets and Liabilities

The carrying amounts of our other financial assets and liabilities including accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the relatively short period of time between their origination and their expected realization.

The book value and fair value of our current and long-term portion of loans payable as of June 30, 2011 are as follows (in thousands):

	Book Value	Fair Value (1)
Current portion of loans payable	$576	$576
Long-term portion of loans payable	32,460	32,460

	$33,036	$33,036

(1)	Estimated fair value of long-term debt is based on quoted prices for similar liabilities for which significant inputs are observable.

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

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

On May 2, 2011, Quest and Likewise agreed to the terms of a Settlement Agreement under which Quest agreed to dismiss the lawsuit against Likewise in exchange for a permanent injunction preventing Likewise (and its subsidiaries, affiliates, successors and assigns) from making, using, selling, offering to sell, importing, exporting, or supporting products or services that constitute technology covered by Quest’s ‘501 patent or that utilize or embody the method covered by Quest’s ‘501 patent. On May 23, 2011, the Utah Court entered the mutually agreed upon permanent injunction against Likewise, ending the case against Likewise.

General. The Company and its subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business. The foregoing discussion includes material developments that occurred during the three months ended June 30, 2011 or thereafter in our material legal proceedings.

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

Numerous important factors, risks and uncertainties affect our operations and could cause actual results to differ materially from those expressed or implied by these or any other forward-looking statements made by us or on our behalf. Readers are urged to carefully review and consider the various disclosures made in this Report, including those described under Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2010, under Part II, Item 1A, Risk Factors, of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and in other filings with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business, which are available on the SEC’s website at www.sec.gov. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management’s opinions only as of the date thereof. We do not assume any obligation to revise or update forward-looking statements. Finally, our historic results should not be viewed as indicative of future performance.

We have trademarks and registered trademarks in the United States and other countries, including Quest, Quest Software, the Quest Software logo, AccessManager, Active Administrator, ActiveDL, ActiveEntry, ActiveRoles, Akonix, Asempra, BakBone, Benchmark Factory, Big Brother, Box and Wave Design, BridgeAccess, BridgeAutoEscalate, BridgeSearch, BridgeTrak, ChangeAuditor, ChangeManager, ColdSpark & design, ColdSpark MTR, Data Replicator, Defender, DeployDirector, Desktop Authority, Directory Analyzer, DirectoryScript, DS Analyzer, DS Expert, DSProxy, Enterprise Security Reporter, ERDisk, Fastlane, File System Auditor, FlashRestore, Foglight, FullArmor MailPortal Migrator, GPOADmin, Help Desk Authority, I/Watch, InstantAssist, IntelliProfile, InTrust, iToken, JClass, Jint, JProbe, Kemma Software, KL Group, Knowledge Xpert, LiteSpeed, LiveReorg, LiveTable, LogADmin, Mail Central, MessageStats, MultSess, NBSpool, NetBase, NetPro, NetVault, NetVault: TotalOps, PacketTrap, PassGo, Patch Authority, PerformaSure, Point, Click, Done!, PowerGUI, Privilege Authority, Q Designer, Quest Central, RemoteScan, ReportADmin, RestoreADmin, ScriptLogic, Secure Copy, Security Explorer, Security LifeCycle Map, SelfServiceADmin, SharePlex, Simplicity at Work, Sitraka, Sitraka JMonitor, Spotlight, SQL LiteSpeed, SQL Navigator, SQL Turbo, SQL Watch, SQLab Xpert, Stat, StealthCollect, Storage Horizon, Symlabs, Tag and Follow, TimeTrace, Toad, Toad logo, T.O.A.D., Toad World, VaultDR, vConverter, vEcoShell, VESI, vFoglight, Vintela, VizionCore, Volcker Informatik, vRanger, vSpotlight, vToad, WebDefender, XRT and Your Business to the Power of Email. Other trademarks and registered trademarks are the property of their respective owners.

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

Quarterly Update

As discussed in more detail throughout our MD&A, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, we delivered the following financial performance:

•	Total revenues increased by $16.9 million, or 9.1%, to $203.0 million.

•	Total expenses increased by $39.7 million, or 25.9%, to $192.8 million.

•	Income from operations decreased by $22.8 million, or 69.2%, to $10.2 million.

•	Diluted earnings per share decreased by $0.12, or 63.2%, to $0.07.

The comparison of our operating results in the second quarter of 2011 against the same period in 2010 is impacted by our acquisitions. We acquired Völcker and Surgient in the third quarter of 2010, and BakBone in January 2011. Our acquisition of Völcker gives us access to a larger aspect of the Identity Access Management market and the continued expansion of our Identity Management solution capabilities, whereas with Surgient, we added private cloud management capabilities to our virtualization product portfolio. We acquired BakBone to complement our data protection portfolio, particularly in the areas of physical server backup and recovery. The BakBone acquisition gives us additional technologies to provide data protection solutions across heterogeneous physical, virtual and application-level environments, enhancing our competitive position in the data protection market. In addition, we have acquired three other private companies to date in 2011. In our discussion of changes in our results of operations, we quantify the contribution of these acquisitions.

Our second quarter of 2011 total revenues increased by 9.1% compared to the same period in 2010. Our Americas sales region, which includes United States, Canada and Latin America, contributed 61.9% of total revenues, and the rest of the world, comprised of our Asia Pacific (“APAC”) sales region and our Europe, Middle East and Africa (“EMEA”) sales region, contributed 38.1% of total revenues, as compared to 66.0% and 34.0%, respectively, in the same period last year. Our EMEA sales region performed strongly during this quarter. Total revenues from our Americas and APAC sales region were comparable to the same period in 2010.

The increase in our total revenues was due to increased sales of our Windows Migration and Identity and Access Management (“IDAM”) products and related services, particularly in our EMEA sales region. The strength in our Windows Migration products was due to our customers’ migration to Exchange Server 2010 and Sharepoint 2010. The continued need for IT system access controls to comply with existing and new regulations and the growing need to automate and control end-user access to IT resources are driving our IDAM growth. Our acquisitions contributed $11.3 million, or 67.2%, of the overall increase in total revenues compared to the same period in 2010.

Total revenues were positively impacted by the weak U.S. Dollar relative to certain non-U.S. Dollar currencies. This resulted in higher U.S. dollar equivalent sales for several currencies. Since certain of our international sales are denominated in these non-U.S. Dollar currencies, the positive impact from foreign currency was approximately $3.6 million compared the same period in 2010.

Total expenses increased compared to the same period in 2010. Our expenses primarily consist of personnel costs, which include compensation, benefits and payroll related taxes and are a function of our worldwide headcount. Our average full-time employee headcount for the second quarter of 2011 was 3,879 as compared to 3,255 for the second quarter of 2010. Our average full-time employee headcount in locations outside of the United States was 1,874 for the second quarter of 2011 compared to 1,497 for the second quarter of 2010. The increase in our headcount compared to the second quarter of 2010 was due primarily to our acquisitions after the second quarter of 2010. These acquisitions contributed $20.8 million, or 52.4%, of the overall increase in total expenses relating to their operating costs.

Our total expenses were negatively impacted by the weak U.S. Dollar relative to certain non-U.S. Dollar currencies in the second quarter of 2011, which resulted in higher U.S. Dollar equivalents for several currencies as noted above. Since certain of our international expenses are denominated in these non-U.S. Dollar currencies, our total expenses in the second quarter of 2011 increased by approximately $6 million compared to the same period in 2010 as a result of the impact of foreign currency exchange rates when comparing 2011 rates to 2010.

Foreign Currency

While we are a U.S. Dollar functional company on a world-wide basis, we transact business and operate using multiple foreign currencies. As such, the value of our revenues, expenses, certain account balances and cash flows are exposed to fluctuations in foreign currencies against the value of the U.S. Dollar. For example, when the U.S. Dollar strengthens against several non-U.S. Dollar currencies, our foreign revenues and thus our total revenues can be negatively impacted. A stronger U.S. Dollar translates into lower expenses in those entities where we have operations and our personnel and occupancy expenses are denominated in non-U.S. Dollars, resulting in lower total expenses. Conversely, a weaker U.S. Dollar would have the opposite effects on total revenues and expenses. In certain geographic regions and within specific currencies, partial offsets between revenues and expenses or balance sheet positions may reduce this exposure. In other instances, we can manage our operations to reduce foreign currency exposure or utilize derivative instruments to manage this exposure. See Note 15 – Derivative Instruments of our Notes to Condensed Consolidated Financial Statements for additional details.

Results of Operations

The following are as a percentage of total revenues:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Revenues:
Licenses	38.2%	41.4%	36.9%	39.8%
Services	61.8	58.6	63.1	60.2

Total revenues	100.0	100.0	100.0	100.00

Cost of revenues:
Licenses	1.2	1.0	1.1	1.0
Services	11.2	8.4	11.2	8.5
Amortization of purchased technology	2.6	2.1	2.5	2.4

Total cost of revenues	15.0	11.5	14.8	11.9

Gross profit	85.0	88.5	85.2	88.1
Operating expenses:
Sales and marketing	42.9	38.8	43.1	39.3
Research and development	21.2	19.6	21.7	20.1
General and administrative	13.8	10.7	14.4	11.0
Amortization of other purchased intangible assets	2.1	1.7	2.0	1.8

Total operating expenses	80.0	70.8	81.2	72.2

Income from operations	5.0	17.7	4.0	15.9
Other income (expense), net	0.3	(2.1)	0.4	(2.1)

Income before income tax provision	5.3	15.6	4.4	13.8
Income tax provision	2.2	6.3	1.9	4.6

Net income	3.1%	9.3%	2.5%	9.2%

Comparison of Three Months and Six Months Ended June 30, 2011 and 2010

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

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended June 30			Six Months Ended June 30
	2011	2010	% Change	2011	2010	% Change
Revenues:
Licenses
Americas	$44,150	$49,702	(11.2)%	$81,248	$88,296	(8.0)%
Rest of World	33,482	27,398	22.2%	63,119	53,785	17.4%

Total licenses	77,632	77,100	0.7%	144,367	142,081	1.6%

Maintenance Services
Americas	72,014	65,671	9.7%	142,987	129,694	10.2%
Rest of World	38,262	32,849	16.5%	75,355	64,594	16.7%

Total maintenance services revenues	110,276	98,520	11.9%	218,342	194,288	12.4%

Professional Services
Americas	9,463	7,421	27.5%	18,556	13,990	32.6%
Rest of World	5,599	3,061	82.9%	9,862	6,914	42.6%

Total professional services revenues	15,062	10,482	43.7%	28,418	20,904	35.9%

Total revenues	$202,970	$186,102	9.1%	$391,127	$357,273	9.5%

Our revenues for the three months ended June 30, 2011 are comprised of 38.2% of license revenues, 54.3% of maintenance services revenues and 7.5% of professional services revenues compared to 41.4% of license revenues, 53.0% of maintenance services revenues and 5.6% of professional services revenues in the second quarter of 2010. For the six months ended June 30, 2011, revenues are comprised of 36.9% of license revenues, 55.8% of maintenance services revenues and 7.3% of professional services revenues compared to 39.7% of license revenues, 54.4% of maintenance service revenues and 5.9% of professional service revenues in the same period in 2010.

Licenses Revenues —We generate revenues by licensing our software products, principally on a perpetual basis. In addition to perpetual software licenses, we sell time-based software licenses (or term licenses) wherein customers pay a single fee for the right to use the software and receive maintenance for a defined period of time. Our license revenues for the three months and six months ended June 30, 2011 were comparable to the same periods last year.

Maintenance Services Revenues — Maintenance services revenues are derived from post-contract technical support services (“maintenance”). Maintenance revenues are generated from support and maintenance services relating to current year sales of new software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. The increase in maintenance services revenues for the three months and six months ended June 30, 2011 compared to the same periods last year was due to Windows Migration and IDAM related maintenance services. Our acquisitions contributed $6.1 million and $11.4 million of the net increase in maintenance services revenues for the three months and six months ended June 30, 2011, respectively.

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

Professional Services Revenues — Professional services revenues are derived from consulting and training services. The increase in professional service revenues for the three months and six months ended June 30, 2011 compared to the same periods last year was due to related professional services for our Windows Migration and IDAM products. Our acquisitions contributed to $2.3 million and $3.7 million of the overall increase in professional services revenues for the three months and six months ended June 30, 2011, respectively.

Cost of Revenues

Total cost of revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended June 30			Six Months Ended June 30
	2011	2010	% Change	2011	2010	% Change
Cost of Revenues:
Licenses	$2,550	$1,893	34.7%	$4,334	$3,714	16.7%
Maintenance Services	10,469	7,409	41.3%	20,480	14,638	39.9%
Professional Services	12,165	8,227	47.9%	23,120	15,722	47.1%
Amortization of purchased technology	5,249	3,965	32.4%	9,899	8,458	17.0%

Total cost of revenues	$30,433	$21,494	41.6%	$57,833	$42,532	36.0%

Cost of Licenses — Cost of licenses primarily consists of third-party software royalties, product packaging, delivery, and personnel costs. Cost of licenses as a percentage of license revenues was 3.3% and 2.5% for the three months ended June 30, 2011 and 2010, respectively. Cost of licenses as a percentage of license revenues was 3.0% and 2.6% for the six months ended June 30, 2011 and 2010, respectively. The increase in cost of licenses for the three months and six months ended June 30, 2011 compared to the same periods in 2010 was due to product-related royalties.

Cost of Maintenance Services — Cost of maintenance services primarily consists of personnel, outside consultants, facilities and systems costs used in providing maintenance services. Cost of maintenance services does not include development costs related to bug fixes and upgrades which are classified in research and development and which are not separately determinable. Cost of maintenance services as a percentage of maintenance services revenues was 9.5% and 7.5% in the three months ended June 30, 2011 and 2010, respectively. Cost of maintenance services as a percentage of maintenance services revenues was 9.4% and 7.5% in the six months ended June 30, 2011 and 2010, respectively. Cost of maintenance services increased due to an increase of $2.2 million and $4.1 million in personnel related costs for the three months and six months ended June 30, 2011, respectively, compared to the same periods in 2010. Average full-time employee headcount increased by 80 and 70 for the three months and six months ended June 30, 2011 compared to the same periods last year. Our acquisitions contributed $2.0 million and $3.8 million of the net increase in cost of maintenance services for the three months and six months ended June 30, 2011, respectively.

Cost of Professional Services — Cost of professional services primarily consists of personnel, outside consultants, facilities and systems costs used in providing consulting and training services. Cost of professional services as a percentage of professional services revenues was 80.8% and 78.5% for the three months ended June 30, 2011 and 2010, respectively. Cost of professional services as a percentage of professional services revenues was 81.4% and 75.2% for the six months ended June 30, 2011 and 2010, respectively. Cost of professional services for the three months ended June 30, 2011 increased due to an increase of $1.7 million in personnel related costs and an increase of $1.7 million in general expenses. For the six months ended June 30, 2011, cost of professional services increased due to an increase of $3.3 million in personnel related costs and $3.0 million in general expenses. Average full-time employee headcount increased by 34 for the three months and six months ended June 30, 2011 compared to the compared to the same periods in 2010. Our acquisitions contributed $1.6 million and $2.6 million of the net increase in cost of professional services for the three months and six months ended June 30, 2011, respectively.

Amortization of Purchased Technology — Amortization of purchased technology includes amortization of the fair value of purchased technology associated with acquisitions. The increase for the three months and six months ended June 30, 2011 compared to the same periods last year was due to acquisitions completed after the second quarter of 2010.

Operating Expenses

Year-over-year changes in the principal components of our operating expenses are as follows (in thousands, except for percentages):

	Three Months Ended June 30			Six Months Ended June 30
	2011	2010	% Change	2011	2010	% Change
Operating Expenses:
Sales and marketing	$86,983	$72,082	20.7%	$168,713	$140,422	20.1%
Research and development	43,117	36,543	18.0%	84,840	72,016	17.8%
General and administrative	28,078	19,836	41.6%	56,271	39,173	43.6%
Amortization of other purchased intangible assets	4,198	3,149	33.3%	7,945	6,325	25.6%

Total operating expenses	$162,376	$131,610	23.4%	$317,769	$257,936	23.2%

Sales and Marketing — Sales and marketing expenses consist primarily of compensation and benefit costs for sales and marketing personnel, sales commissions, and costs of trade shows, travel and entertainment and various discretionary marketing programs. Sales and marketing expenses as a percentage of total revenues for the second quarter of 2011 were 42.9% compared to 38.7% in the second quarter of 2010. The increase in sales and marketing expenses during the three months ended June 30, 2011 over the comparable period in 2010 was due to an increase of $7.6 million in personnel-related costs and an increase of $4.2 million in general expenses (primarily professional services, marketing programs and implementation of our sales force automation system). Our average full-time sales and marketing employee headcount for the second quarter of 2011 was 1,614 compared to 1,341 in the second quarter of 2010. Our acquisitions contributed $6.8 million, or 45.4%, of the total increase in sales and marketing expenses. The impact from foreign currency comprised approximately $3 million of the total increase in sales and marketing expenses.

Sales and marketing expenses as a percentage of total revenues for the six months ended June 30, 2011 were 43.1%, compared to 39.3% in the first half of 2010. The increase in sales and marketing expenses during the six months ended June 30, 2011 over the comparable period in 2010 was due to an increase in personnel related costs of $16.8 million and an increase of $7.1 million in general expenses (primarily professional services, marketing programs and implementation of our sales force automation system). Our average full-time sales and marketing employee headcount for the six months ended June 30, 2011 increased by 208 compared to the same period in 2010. Our acquisitions contributed $12.9 million, or 45.4%, of the total increase in sales and marketing expenses. The impact from foreign currency comprised approximately $4 million of the total increase in sales and marketing expenses during the six months ended June 30, 2011.

Research and Development — Research and development expenses consist primarily of compensation and benefit costs for software developers who develop new products, fix bugs and design upgrades to existing products and at times provide engineering support for maintenance services, software product managers, quality assurance and technical documentation personnel, and payments made to outside software development consultants in connection with our ongoing efforts to enhance our core technologies and develop additional products. Research and development expenses as a percentage of total revenues were 21.2% and 19.6% for the three months ended June 30, 2011 and 2010, respectively. The increase in research and development expenses during the three months ended June 30, 2011 over the comparable period in 2010 was due to an increase of $6.5 million in personnel-related costs. Our average full time research and development employee headcount for the three months ended June 30, 2011 increased by 200 compared to the same period in 2010. Our acquisitions contributed $5.2 million, or 79.1%, of the net increase in research and development expenses.

Research and development expenses as a percentage of total revenues were 21.7% and 20.2% for the six months ended June 30, 2011 and 2010, respectively. The increase in research and development expenses during the six months ended June 30, 2011 as compared to the same period in 2010 was due to an increase of $12.5 million in personnel related costs. Our average full-time research and development employee headcount during the first half of 2011 was 1,283 compared to 1,116 in the first half of 2010. Our acquisitions contributed $9.5 million, or 73.7%, of the total increase in research and development expenses.

General and Administrative — General and administrative expenses consist primarily of compensation and benefit costs for our executive, finance, legal, human resources, administrative and information services personnel, and professional fees for audit, tax and legal services. General and administrative expenses as a percentage of total revenues were 13.8% and 10.7% for the three months ended June 30, 2011 and 2010, respectively. The increase in general and administrative expenses during the three months ended June 30, 2011 over the comparable period in 2010 was due to an increase of $3.7 million in personnel-related costs and $5.4 million in general expenses (primarily related to our Business Operations and Advance Technology Center we are developing in Cork, Ireland and phase II of the implementation of our Oracle financial system upgrade). Our acquisitions contributed $1.2 million, or 14.8%, of the total increase in general and administrative expenses.

General and administrative expenses as a percentage of total revenues were 14.4% and 11.0% for the six months ended June 30, 2011 and 2010, respectively. The increase in general and administrative expenses during the six months ended June 30, 2011 over the comparable period in 2010 was due primarily to an increase of $7.8 million in personnel-related costs and $9.7 million in general expenses (primarily related to our Business Operations and Advance Technology Center we are developing in Cork, Ireland and phase II of the implementation of our Oracle financial system upgrade). Our acquisitions contributed $3.6 million, or 21.1%, of the total increase in general and administrative expenses.

Amortization of Other Purchased Intangible Assets — Amortization of other purchased intangible assets includes the amortization of customer lists, trademarks and trade names, non-compete agreements and maintenance contracts associated with acquisitions. The increase for the three months and six months ended June 30, 2011 compared to the same periods last year was due to acquisitions completed after the second quarter of 2010.

Other Income (Expense), Net

Other income (expense), net consists of the following (in thousands):

	Three Months Ended June 30			Six Months Ended June 30
	2011	2010	Dollar Change	2011	2010	Dollar Change
Interest income	$589	$532	$57	$1,126	$844	$282
Interest expense	(790)	(1,108)	318	(1,769)	(2,238)	469
Foreign currency gains (losses), net	1,646	(4,671)	6,317	4,861	(8,853)	13,714
Forward foreign currency contracts (losses) gains, net	(881)	1,411	(2,292)	(2,493)	2,506	(4,999)
Other income (expense), net	9	(7)	16	118	292	(174)

Total other income (expense), net	$573	$(3,843)	$4,416	$1,843	$(7,449)	$9,292

Other income (expense), net includes gains and losses from foreign exchange fluctuations, interest expense on our borrowings and gains or losses on other financial assets as well as a variety of other non-operating expenses. Our foreign currency gains or losses are predominantly attributable to re-measurement gains or losses relative to the U.S. Dollar on the re-measurement of net monetary assets, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar. The largest impact to other income (expense), net this quarter was attributed to foreign currency gains of $1.6 million compared to a loss of $4.7 million in the comparable period of 2010. This was partially offset by forward foreign currency contracts losses of $0.9 million compared to a gain of $1.4 million in the second quarter of 2010. Our forward foreign currency contracts gains (losses), net relate to the changes in fair value of our forward foreign currency contracts not designated as hedging instruments.

The largest impact to other income (expense), net for the six months ended June 30, 2011 was attributed to a foreign currency gain of $4.9 million compared to a loss of $8.9 million in the comparable period of 2010. This was partially offset by a loss in forward foreign currency contracts of $2.5 million compared to a gain of $2.5 million in the comparable period of 2010. Interest expense was $1.8 million and $2.2 million in the six months ended June 30, 2011 and 2010, respectively. Refer to Note 9 – Loans Payable of our Notes to Condensed Consolidated Financial Statements for additional information regarding our debt agreements.

Income Tax Provision

During the three months and six months ended June 30, 2011, the provision for income taxes decreased to $4.4 million and $7.4 million, respectively from $11.8 million and $16.4 million in the comparable period in 2010. The effective income tax rate for the three months and six months ended June 30, 2011 was approximately 41.0% and 42.7%, respectively, as compared to 40.3% and 33.1% for the three months and six months ended June 30, 2010, respectively. The change in the provision for income taxes and the effective income tax rate is primarily a result of the decrease in the consolidated pre-tax book income and the taxes computed based on a higher ratio of year-to-date foreign losses as compared to the overall consolidated pre-tax book income for which no benefit could be taken and other discrete items impacting the quarter ended June 30, 2011. Discrete items included an increase in the income tax provision related to write-off of deferred tax assets associated with cancelled, forfeited and expired stock options recorded during the six months ended June 30, 2011.

Our effective income tax rate is subject to change as a result of shifts of taxable income earned by entities in jurisdictions which have a range of differing income tax rates. The effective income tax rate is also subject to shifts of net operating losses that cannot be benefited between certain jurisdictions. Our effective income tax rate is more sensitive to shifts of income between our Americas and EMEA regions and more specifically between our United States and Irish operating entities. This is primarily due to the disparity in the income tax rates between these jurisdictions. Accordingly, an increase or decrease in the ratio of income earned by our U.S. operating entities compared to the income before taxes earned by our non-U.S. operating entities, most notably our Irish operating entities, may cause a corresponding increase or decrease in our overall effective tax rate.

We are currently under examination by the Internal Revenue Service, California Franchise Tax Board, Canada Revenue Agency, German Tax Authorities, Her Majesty’s Revenue & Customs (UK), and the French tax authority. We believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. However, due to the risk that audit outcomes and the timing of audit settlements are subject to significant uncertainty and as we continue to evaluate such uncertainties in light of current facts and circumstances, our current estimate of the total amounts of unrecognized tax benefits could increase or decrease for all open tax years. As of the date of this report, we do not anticipate that there will be any material change in the unrecognized tax benefits associated with these audits within the next twelve months.

Liquidity and Capital Resources

Cash and cash equivalents and short-term and long-term investments were approximately $281.2 million and $492.3 million as of June 30, 2011 and December 31, 2010, respectively. Of these amounts, $228.5 million and $282.6 million as of June 30, 2011 and December 31, 2010, respectively, are domiciled in locations outside of the U.S. We do not expect the repatriation of cash balances from certain of our foreign subsidiaries to fund our activities within the U. S. as this would result in the recognition and payment of U.S. income taxes.

Summarized annual cash flow information is as follows (in thousands):

	Six Months Ended June 30
	2011	2010
Cash provided by operating activities	$113,966	$100,580
Cash used in investing activities	(85,704)	(33,975)
Cash used in financing activities	(179,758)	(45,230)
Effect of exchange rate changes	(943)	1,833

Net (decrease) increase in cash and cash equivalents	$(152,439)	$23,208

Operating Activities

Cash provided by operating activities is primarily comprised of net income, adjusted for non-cash activities such as depreciation and amortization and compensation expenses associated with share-based payments. These non-cash adjustments represent charges reflected in net income and, therefore, to the extent that non-cash items increase or decrease our future operating results, there will be no corresponding impact on our cash flows. After excluding the effects of these non-cash charges, the primary changes in cash flows relating to operating activities resulted from changes in operating assets and liabilities. The analyses of the changes in our operating assets and liabilities are as follows:

•

Accounts receivable, net decreased by $36.4 million to $143.2 million at June 30, 2011 compared to December 31, 2010 resulting in a decrease in operating assets and reflecting a cash inflow of $49.7 million for the six months ended June 30, 2011. Days sales outstanding (“DSO”), improved to 64 days at June 30, 2011 compared to 76 days at December 31, 2010. Our daily sales decreased to $2.2 million for the quarter ended June 30, 2011 compared to $2.4 million for the quarter ended December 31, 2010. Collection of accounts receivable and related DSO could fluctuate in future periods due to the timing and amount of our revenues and their linearity and the effectiveness of our collection efforts.

•

Total income taxes payable increased by $21.8 million to $35.1 million at June 30, 2011 compared to December 31, 2010 resulting in an increase in operating liabilities and reflecting a cash inflow of $20.0 million for the six months ended June 30, 2011. Net cash received for income tax refunds for the six months ended June 30, 2011 was $14.3 million.

Investing Activities

Cash outflows from investing activities in the six months ended June 30, 2011 included approximately $85 million paid for acquisitions, $27.2 million paid for additional cost method investments, $5.1 million for purchases of investment securities, $1.5 million paid for intellectual property and $17.3 million in capital expenditures. We acquired BakBone, a publicly-held provider of data protection software, in January 2011 for cash consideration, net of cash acquired, of approximately $53 million. BakBone gives us additional technologies to provide data protection solutions across heterogeneous physical, virtual and application-level environments. In addition, we acquired three other private companies in the six months ended June 30, 2011 for total cash consideration net of cash acquired, of approximately $32 million. Also, we received $63.6 million in proceeds from the sale and maturities of our investment securities.

In April 2011, we entered into real estate lease and purchase agreements for facilities to house our Business Operations and Advance Technology Center in Cork, Ireland. Under these agreements, we will temporarily lease office space during the construction of a building and land that we are purchasing. Total expected cost of the land and building is approximately $30 million. We anticipate moving into our new building during the fourth quarter of 2012.

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

Financing Activities

Cash flows from financing activities in the six months ended June 30, 2011 included $205.7 million paid for repurchases of our common stock and net proceeds of $24.9 million from the issuance of our common stock due to exercises of stock options.

In February 2011, our Board of Directors increased the authorization under our stock repurchase program to an aggregate of up to $150 million of our common stock. In May 2011, our Board of Directors authorized a new stock repurchase program covering up to $200 million of our common stock. This program replaces the $150 million stock repurchase program previously authorized in February 2011. Any stock repurchases may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans. Rule 10b5-1 permits Quest to establish, while not in possession of material nonpublic information, prearranged plans to buy stock at a specific price in the future, regardless of any subsequent possession of material nonpublic information. The timing and actual number of shares repurchased will depend on a variety of factors including market conditions, corporate and regulatory requirements, and capital availability. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. During the three months ended June 30, 2011, we repurchased 5.3 million shares under this stock repurchase authorization at a weighted-average price per share of $22.67, for a total cost of $119.0 million pursuant to the two authorizations. At June 30, 2011, a total of $121.9 million remains available pursuant to our stock repurchase authorization.

In 2009, we entered into a two year revolving line of credit agreement with Wells Fargo Foothill, LLC as the arranger, administrative agent and lender. On February 17, 2011, this line of credit agreement was amended and renewed for a subsequent five-year term with Wells Fargo Capital Finance, LLC (formerly known as Wells Fargo Foothill, LLC), as arranger, administrative agent and lender (for additional information on our loans payable, please refer to Note 9 – Loans Payable of our Notes to Condensed Consolidated Financial Statements). We were in compliance with all debt-related covenants at June 30, 2011.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents, investment balances, cash flows from operations and available debt financing will be sufficient to finance our operational cash needs through at least the next 12 to 24 months. Our ability to generate cash from operations is subject to substantial risks described under Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2010 and under Part II, Item 1A, Risk Factors, of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011. One of these risks is that our future business does not stay at a level that is similar to, or better than, our recent past. In that event, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash, cash equivalents, investment balances and debt financing to support our working capital and other cash requirements. Also, acquisitions are an important part of our business model. As such, significant amounts of cash could and will likely be used in the future for additional acquisitions or strategic investments. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through public or private equity or, as discussed above, debt financing or from other sources. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

Recently Adopted Accounting Pronouncements

See Note 2 – Recent Accounting Pronouncements of our Notes to Condensed Consolidated Financial Statements for information regarding recent accounting pronouncements.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to revenue recognition, asset valuations (including accounts receivable, goodwill and intangible assets), share-based compensation, income taxes and functional currencies for purpose of consolidation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets, and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of the critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments listed above are discussed further in our Annual Report on Form 10-K for the year ended December 31, 2010 under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no material changes to our critical accounting policies or estimates during the six months ended June 30, 2011.

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

Our exposure to foreign exchange risk originates both from our foreign operations net profits and losses denominated in currencies other than the U.S. Dollar, as well as our net balances of monetary assets and liabilities in our foreign subsidiaries. These exposures have the potential to produce either gains or losses depending on the directional movement of the foreign currencies versus the U.S. Dollar and our operational profile in foreign subsidiaries. Our cumulative currency gains or losses in any given period may be lessened by the economic benefits of diversification and the correlative relationships of different currencies, but there can be no assurance that this pattern will continue to be true in future periods. During the three months and six months ended June 30, 2011, we had a positive effect of $3.6 million and $3.9 million on total revenues and a negative effect of $6.0 million and $7.3 million to total expenses related to foreign currency fluctuation when comparing 2011 rates to 2010. In addition, during the three months and six months ended June 30, 2011, we had foreign currency gains of $1.6 million and $4.9 million within Other income (expense), net compared to foreign currency losses of $4.7 million and $8.9 million in the comparable period in 2010.

The foreign currencies to which we currently have the most significant exposure are the Euro, the Canadian Dollar, the British Pound, the Australian Dollar and the Russian Ruble. We enter into hedges in the form of foreign currency contracts to reduce the range of outcomes that foreign currency rate changes can have on non-functional currency denominated forecasted transactions and balance sheet positions, which include certain monetary assets and liabilities denominated in foreign currencies. The foreign currency contracts are carried at fair value and denominated in various currencies as listed in the tables below. The durations of these contracts range from less than one month to nine months. A description of our accounting for foreign currency contracts is included in Note 15 – Derivative Instruments of our Notes to Condensed Consolidated Financial Statements.

The magnitude of success of our hedging activities depends upon the accuracy of our estimates of various balances and transactions denominated in non-functional currencies. To the extent our estimates are correct, gains and losses on our foreign currency contracts will be offset by corresponding losses and gains on the underlying transactions. In order to monitor the financial impact of our foreign currency hedges, we subject our hedges to a stress test. This test is intended to quantify the impact to our financial statements of an abnormal change in the foreign currency rates in which we do business. When subjected to a 10% and 20% adverse change, we estimate that the fair value of our contracts would decline by $5.8 million and $11.6 million, respectively.

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

The following table summarizes the notional amounts of our outstanding foreign currency contracts. All contracts have maturities of nine months or less. (in U.S. Dollars in thousands):

Currency	June 30 2011	December 31 2010
Australian Dollar	$5,970	$6,634
Canadian Dollar	5,982	7,694
Chinese Yuan	642	1,167
Danish Krone	1,156	1,073
Euro	19,540	45,961
British Pound	15,700	14,988
Israeli Shekel	1,245	2,105
Brazil Real	1,827	2,381
Swedish Krona	808	743
Norwegian Krone	1,110	1,028
Russian Ruble	4,265	6,206

Total	$58,245	$89,980

Interest Rate Risk

Our exposure to market interest rate risk relates primarily to our investment portfolio. We traditionally do not use derivative financial instruments to hedge the market risks of our investments. We place our investments with high-quality issuers and money market funds and articulate allocation limits in our investment policy to any one issuer other than the United States government. Our investment portfolio as of June 30, 2011 consisted of money market funds, U.S. Treasuries, U.S. agency securities, commercial paper, certificates of deposit and corporate bonds. Investments purchased with an original maturity of three months or less are considered to be cash equivalents. We classify our investments as available-for-sale securities. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity.

Information about our investment portfolio is presented in the table below, which states the amortized book value and related weighted-average interest rates by year of maturity (in thousands):

	Amortized Book Value	Weighted Average Rate
Investments maturing by June 30
2012 (1)	$172,332	0.41%
2013	25,397	1.66%
2014	5,975	1.63%
2015	—	—
2016 and thereafter	1,941	3.31%

Total portfolio	$205,645	0.62%

(1)	Includes $129.0 million in cash equivalents.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011 as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of that date, our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act were effective, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the risks described in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2010, and in Part II, Item 1A, Risk Factors, of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein. There has been no material changes in our risk factors from those disclosed in the reports listed above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below summarizes information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended June 30, 2011.

Period	Total Number of Shares of Common Stock Purchased (1)	Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2011 through April 30, 2011	1,375,000	$24.61	1,375,000	$27.5
May 1, 2011 through May 31, 2011	1,799,346	$22.57	1,799,346	$166.4
June 1, 2011 through June 30, 2011	2,077,148	$21.41	2,077,148	$121.9

Total	5,251,494	$22.65	5,251,494	$121.9

(1)	In May 2011, our Board of Directors authorized a new stock repurchase program covering up to $200 million of our common stock. This program replaced the $150 million stock repurchase program previously authorized in February 2011. Any stock repurchases may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans. Rule 10b5-1 permits Quest to establish, while not in possession of material nonpublic information, prearranged plans to buy stock at a specific price in the future, regardless of any subsequent possession of material nonpublic information. The timing and actual number of shares repurchased will depend on a variety of factors including market conditions, corporate and regulatory requirements, and capital availability. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.
(2)	The price paid per share of common stock does not include the related transaction costs.

Item 6. Exhibits

Exhibit Number	Exhibit Title

3.1*	Certificate of Incorporation of Quest Software, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2009)

3.2*	Bylaws of Quest Software, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2009)

4.1*	Form of Registrant’s Specimen Common Stock Certificate (incorporated by reference to our Registration Statement on Form S-1 and all amendments thereto filed on June 11, 1999 (File No. 333-80543))

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST SOFTWARE, INC.

Date: August 9, 2011	/s/ Scott J. Davidson
Scott J. Davidson Senior Vice President, Chief Financial Officer

/s/ Scott H. Reasoner
Scott H. Reasoner Vice President, Corporate Controller