Form 10-Q
period 2011-09-30
QUEST SOFTWARE INC
filed 2011-11-09
CIK 1088033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock as of October 28, 2011, was 83,081,893.

QUEST SOFTWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

QUEST SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 30 2011	December 31 2010
ASSETS
Current assets:
Cash and cash equivalents	$193,798	$356,533
Short-term investments	37,132	90,284
Accounts receivable, net of allowances of $7,080 and $5,367 at September 30, 2011 and December 31, 2010, respectively	159,954	179,621
Prepaid expenses and other current assets	33,909	48,312
Deferred income taxes	5,510	6,677

Total current assets	430,303	681,427
Property and equipment, net	84,476	70,854
Long-term investments	25,799	45,466
Intangible assets, net	95,728	62,785
Goodwill	753,092	706,224
Deferred income taxes	48,494	46,985
Other assets	56,033	21,843

Total assets	$1,493,925	$1,635,584

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,723	$5,512
Accrued compensation	49,645	55,185
Other accrued expenses	40,381	32,600
Loans payable	587	521
Deferred revenue	351,786	324,121

Total current liabilities	452,122	417,939

Long-term liabilities:
Deferred revenue	105,816	100,264
Income taxes payable	36,187	41,385
Loans payable	32,310	32,730
Other long-term liabilities	16,713	11,000

Total long-term liabilities	191,026	185,379

Total liabilities	643,148	603,318

Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 200,000 shares authorized; 83,173 and 92,893 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	83	93
Additional paid-in-capital	517,735	729,640
Retained earnings	333,119	301,697
Accumulated other comprehensive (loss) income	(160)	836

Total stockholders’ equity	850,777	1,032,266

Total liabilities and stockholders’ equity	$1,493,925	$1,635,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Revenues:
Licenses	$87,968	$80,582	$232,334	$222,663
Services	132,432	112,460	379,193	327,652

Total revenues	220,400	193,042	611,527	550,315

Cost of revenues:
Licenses	2,674	2,465	7,008	6,178
Services	22,449	16,907	66,049	47,267
Amortization of purchased technology	6,291	4,105	16,190	12,564

Total cost of revenues	31,414	23,477	89,247	66,009

Gross profit	188,986	169,565	522,280	484,306

Operating expenses:
Sales and marketing	84,016	74,107	252,728	214,529
Research and development	42,905	38,124	127,745	110,140
General and administrative	27,154	21,585	83,426	60,758
Amortization of other purchased intangible assets	5,025	3,186	12,970	9,512

Total operating expenses	159,100	137,002	476,869	394,939

Income from operations	29,886	32,563	45,411	89,367
Other (expense) income, net	(5,494)	1,743	(3,651)	(5,706)

Income before income tax provision	24,392	34,306	41,760	83,661
Income tax provision	2,926	5,805	10,336	22,158

Net income	$21,466	$28,501	$31,424	$61,503

Net income per share:
Basic	$0.25	$0.31	$0.36	$0.68

Diluted	$0.25	$0.31	$0.35	$0.66

Weighted-average shares:
Basic	84,956	90,540	88,243	89,883
Diluted	86,359	93,161	90,287	92,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Net income	$21,466	$28,501	$31,424	$61,503

Other comprehensive (loss) income:
Unrealized loss on foreign currency hedges, net of tax	(641)	(1,819)	(741)	(1,768)
Unrealized (loss) income on available-for-sale securities, net of tax	(329)	409	(255)	398

Comprehensive income	$20,496	$27,091	$30,428	$60,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30
	2011	2010
Cash flows from operating activities:
Net income	$31,424	$61,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,720	32,493
Compensation expense associated with stock-based payments	18,420	15,526
Unrealized foreign currency losses (gains), net	4,022	(196)
Deferred income taxes	(75)	5,237
Excess tax benefit related to stock-based compensation	(2,055)	(2,211)
Other non-cash adjustments, net	1,043	1,011
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	28,204	15,099
Prepaid expenses and other current assets	(2,103)	3,371
Other assets	1,471	1,486
Accounts payable	1,993	1,379
Accrued compensation	(11,849)	(4,135)
Other accrued expenses	(1,608)	(1,952)
Income taxes payable	19,060	(7,208)
Deferred revenue	12,285	3,161
Other liabilities	(3,419)	(1,513)

Net cash provided by operating activities	137,533	123,051

Cash flows from investing activities:
Purchases of property and equipment	(20,959)	(11,265)
Cash paid for acquisitions, net of cash acquired	(89,519)	(57,058)
Cash paid for software rights	—	(2,229)
Change in restricted cash	(5,871)	767
Purchases of cost method investments	(29,586)	—
Purchases of investment securities	(8,797)	(216,193)
Sales and maturities of investment securities	81,126	139,322
Notes receivable from a cost method investee	—	(2,000)
Cash paid for intellectual property	(1,559)	—
Change in notes receivable	(850)	—

Net cash used in investing activities	(76,015)	(148,656)

Cash flows from financing activities:
Repayment of loans payable	(375)	(32,466)
Repurchase of common stock	(252,540)	(37,373)
Repayment of capital lease obligations	(191)	(190)
Cash paid for line of credit fees	(500)	—
Proceeds from the exercise of stock options	29,206	37,271
Excess tax benefit related to stock-based compensation	2,055	2,211

Net cash used in financing activities	(222,345)	(30,547)

Effect of exchange rate changes on cash and cash equivalents	(1,908)	478

Net decrease in cash and cash equivalents	(162,735)	(55,674)
Cash and cash equivalents, beginning of period	356,533	292,940

Cash and cash equivalents, end of period	$193,798	$237,266

Supplemental disclosures of consolidated cash flow information:
Cash paid for interest	$2,348	$2,557

Cash (received) paid for income taxes	$(10,693)	$23,540

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

Our accompanying unaudited condensed consolidated financial statements as of September 30, 2011 and for the three months and nine months ended September 30, 2011 and 2010 reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Impact of Change in Statement of Cash Flows Presentation to Prior Periods

We maintain positions in certain foreign currencies which may at times create unrealized gains or losses. Unrealized gains/losses should be presented as an adjustment to reconcile net income to net cash provided by operating activities in our condensed consolidated statement of cash flows. This change impacts our cash flow presentation and does not impact earnings or cash balances. Management has concluded that this change of presentation is not material to any periods affected. The following represents the details of the impact to previously reported statement of cash flows to conform to the current year presentation.

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	As Previously Reported	As Adjusted	Impact	As Previously Reported	As Adjusted	Impact
Unrealized foreign currency gains, net	$—	$(5,934)	$(5,934)	$—	$(196)	$(196)
Changes in operating assets and liabilities, net of effects of acquisitions	(23,185)	(21,014)	2,171	9,052	9,688	636

Net cash provided by operating activities	22,031	18,268	(3,763)	122,611	123,051	440
Effect of exchange rate changes in cash and cash equivalents	(915)	2,848	3,763	918	478	(440)

Net impact			—			—

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amendments to its accounting guidance on fair value measurement. The amendments provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The amendments change certain fair value measurement principles and enhance the disclosure requirements about fair value measurements. This guidance is effective during interim and annual periods beginning after December 15, 2011 and should be applied prospectively. We do not anticipate a material impact to our consolidated financial statements upon adoption of this guidance.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

In June 2011, FASB issued amendments to its accounting guidance on comprehensive income. The amendments require an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments eliminate the option to present the components of other comprehensive income as part of the statement of equity. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not anticipate a material impact to our consolidated financial statements upon adoption of this guidance.

In September 2011, FASB issued amendments to its accounting guidance on testing goodwill for impairment. The amendments allow entities to use a qualitative approach to test goodwill for impairment. This permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that it is more likely than not that the fair value of a reporting unit is less than its carrying value, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. We do not anticipate a material impact to our consolidated financial statements upon adoption of this guidance.

NOTE 3 — ACQUISITIONS

2011 Acquisitions

BakBone Software Incorporated – In January 2011, we acquired 100% of the voting equity interest of BakBone Software Incorporated (“BakBone”), a publicly-held provider of data protection software, for cash consideration of approximately $56 million. BakBone provides us with additional technologies and products to provide data protection solutions across heterogeneous physical, virtual and application-level environments.

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

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Other Acquisitions – We completed three other acquisitions during the nine months ended September 30, 2011. These acquisitions have been accounted for as business combinations. The aggregate purchase price for these transactions was approximately $40 million. The allocation of purchase price was primarily to goodwill and other intangible assets for approximately $20 million and $21 million, respectively. Actual results of operations of these acquisitions are included in our condensed consolidated financial statements from the effective dates of the acquisitions.

The pro forma effects of acquisitions in 2011 individually, or in the aggregate, would not have been material to our results of operations for the nine months ended September 30, 2011 and 2010, and therefore are not presented.

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

The earn-out contingency requires payments of up to $2.5 million that will be due and payable if certain levels of revenues for Völcker products are met during the three-year period subsequent to the close of the acquisition. The fair value of the earn-out contingency was determined using the income approach with significant inputs that are not observable in the market. A key assumption is a discount rate consistent with our estimated pre-tax cost of debt. The expected outcomes were recorded at net present value. Subsequent changes in the fair value of the earn-out contingency will be recorded in earnings.

The acquisition has been accounted for as a business combination and the purchase price was allocated primarily to goodwill and other intangible assets. Actual results of operations of Völcker are included in our consolidated financial statements from the date of acquisition. Our final allocation of the purchase price to assets and liabilities based upon fair value determinations was as follows (in thousands).

Current assets	$2,823
Acquired technologies with a useful life of 4.5 years	5,416
Customer relationships with a useful life of 4.5 years	3,401
Goodwill	13,930
Other assets	490
Current liabilities	(1,246)
Deferred income tax liabilities – non-current	(2,645)

Total purchase price	$22,169

The intangible assets will be amortized over the pattern in which the economic benefits of the intangible assets are being utilized, which in general reflects the cash flows generated from such assets. The goodwill associated with this acquisition is reported within our Licenses, Maintenance Services and Professional Services segments of our business, and is not expected to be deductible for tax purposes. The goodwill allocation of 50% to Licenses, 36% to Maintenance Services and 14% to Professional Services is based on both historical and projected relative contribution from licenses and services revenues. Goodwill results from expected synergies from the transaction, including complementary products that will enhance our overall product portfolio, and opportunities within new markets, which we believe will result in incremental revenue and profitability.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Surgient, Inc. – In August 2010, we acquired 100% voting equity interest of Texas-based Surgient, Inc. (“Surgient”), a privately held cloud management company for cash consideration of $35.0 million. The acquisition has been accounted for as a business combination and the purchase price was allocated primarily to goodwill and other intangible assets. Actual results of operations of Surgient are included in our consolidated financial statements from the date of acquisition. As a result of finalizing our analysis of the Surgient pre-acquisition U.S. net operating loss carryovers and other deferred tax items, we recorded a purchase price adjustment that resulted in an increase of $6.1 million in goodwill and a decrease of $6.1 million in non-current deferred income tax assets. Management has concluded that this purchase price adjustment is not material and we did not revise comparative prior period information to reflect the effect of this adjustment. Our final allocation of the purchase price to assets and liabilities based upon fair value determinations was as follows (in thousands):

Current assets	$789
Acquired technologies with a useful life of 3.5 years	1,030
In-process research and development	120
Customer relationships with a useful life of 3.5 years	1,240
Goodwill	26,011
Deferred income tax assets – non-current	9,178
Other assets	1,271
Deferred revenue – current	(2,943)
Other current liabilities	(1,124)
Deferred revenue – non-current	(572)

Total purchase price	$35,000

The intangible assets will be amortized over the pattern in which the economic benefits of the intangible assets are being utilized, which in general reflects the cash flows generated from such assets. We acquired one in-process research and development (“IPR&D”) project. The value assigned to the IPR&D project was determined utilizing the income approach by determining cash flow projections relating to the project. We applied a discount rate of 12% to determine the value of the IPR&D project. The IPR&D project will be assessed for impairment until completed. Upon completion, the project will be amortized over its estimated useful life over the pattern in which the economic benefit of the intangible asset is being utilized. During the quarter ended September 30, 2011, we identified certain intangible assets as impaired due to change of plans for certain products that were to include these technology assets. These intangible assets were held at their net book value of $1.6 million. The impairment losses were recorded in Cost of revenues and General and administrative expense for $0.8 million each.

The goodwill associated with this acquisition is reported within our Licenses, Maintenance Services and Professional Services segments of our business, and is not expected to be deductible for tax purposes. The goodwill allocation of 55% to Licenses, 37% to Maintenance Services and 8% to Professional Services is based on both historical and projected relative contribution from licenses and services revenues. Goodwill results from expected synergies from the transaction, including complementary products that will enhance our overall product portfolio, and opportunities within new markets, which we believe will result in incremental revenue and profitability.

The pro forma effects of all 2010 acquisitions individually, or in the aggregate, would not have been material to our results of operations for the nine months ended September 30, 2010 and therefore are not presented.

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

Previously, we had two reportable operating segments, Licenses and Services. During the first quarter of 2011, we revised our reportable operating segments by separating our Services segment into our Professional Services segment and our Maintenance Services segment. We separated these two previously aggregated segments because the Professional Services component has experienced significant growth and has become more distinct and robust relative to all Services, and also has become more separately managed and analyzed. Previously reported segment data have been reclassified to conform to the 2011 presentation. Goodwill previously allocated to the Services segment has been reallocated between the Maintenance Services and Professional Services segments using a relative fair value approach.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

We do not separately allocate operating expenses to these segments, nor do we allocate specific assets to these segments. Therefore, segment information reported includes only revenues, cost of revenues, and gross profit.

Reportable segment data for the three months and nine months ended September 30, 2011 and 2010 is as follows (in thousands):

	Licenses	Maintenance Services	Professional Services	Total
Three months ended September 30, 2011:
Revenues	$87,968	$117,131	$15,301	$220,400
Cost of revenues	8,965	10,605	11,844	31,414

Gross profit	$79,003	$106,526	$3,457	$188,986

Three months ended September 30, 2010:
Revenues	$80,582	$100,731	$11,729	$193,042
Cost of revenues	6,570	7,985	8,922	23,477

Gross profit	$74,012	$92,746	$2,807	$169,565

Nine months ended September 30, 2011:
Revenues	$232,334	$335,474	$43,719	$611,527
Cost of revenues	23,198	31,086	34,963	89,247

Gross profit	$209,136	$304,388	$8,756	$522,280

Nine months ended September 30, 2010:
Revenues	$222,663	$295,019	$32,633	$550,315
Cost of revenues	18,742	22,622	24,645	66,009

Gross profit	$203,921	$272,397	$7,988	$484,306

Revenues are attributed to geographic areas based on the location of the Quest entity from which the products or services were invoiced. Revenues and long-lived assets concerning principal geographic areas in which we operate are as follows (in thousands):

	United States	Ireland	Other International (2)	Total
Three months ended/As of Sep. 30, 2011:
Revenues	$130,556	$37,890	$51,954	$220,400
Long-lived assets (1)	115,226	9,859	15,424	140,509
Three months ended/As of Sep. 30, 2010:
Revenues	$126,506	$22,892	$43,644	$193,042
Long-lived assets (1)	86,011	6	12,998	99,015
Nine months ended/As of Sep. 30, 2011:
Revenues	$363,455	$105,213	$142,859	$611,527
Long-lived assets (1)	115,226	9,859	15,424	140,509
Nine months ended/As of Sep. 30, 2010:
Revenues	$346,797	$66,439	$137,079	$550,315
Long-lived assets (1)	86,011	6	12,998	99,015

(1)	Includes property and equipment, net and other assets
(2)	No single location within Other International accounts for greater than 10% of total revenues

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 5 — CASH AND CASH EQUIVALENTS AND INVESTMENTS

The following table summarizes our cash and cash equivalents and investments by balance sheet classification at the dates indicated (in thousands):

	September 30, 2011		December 31, 2010
	Cost	Fair Value (1)	Cost	Fair Value (1)
Cash and cash equivalents	$193,798	$193,798	$356,533	$356,533
Short-term investments	38,073	37,132	90,466	90,284
Long-term investments	26,086	25,799	45,647	45,466

Total cash and cash equivalents and investments	$257,957	$256,729	$492,646	$492,283

(1)	See Note 16 – Fair Value Measurements for details regarding fair value measurements.

The following table summarizes our investments by investment category at the dates indicated (in thousands):

	September 30, 2011		December 31, 2010
Investment category:	Cost	Fair Value	Cost	Fair Value
Available-for-sale securities:
U.S. treasury securities	$3,430	$3,429	$24,500	$24,511
U.S. agency securities	8,110	8,074	35,407	35,387
Commercial paper	—	—	14,958	14,984
Corporate notes/bonds	50,461	49,270	51,561	51,181
Certificates/term deposits	2,158	2,158	9,687	9,687

Total investments	$64,159	$62,931	$136,113	$135,750

NOTE 6 — PROPERTY AND EQUIPMENT, NET

Net property and equipment consisted of the following (in thousands):

	September 30	December 31
	2011	2010
Building	$39,276	$39,003
Furniture and fixtures	16,915	15,846
Machinery and equipment	8,857	7,181
Computer equipment	59,784	54,940
Computer software	49,296	43,822
Leasehold improvements	20,374	15,438
Land	16,317	11,154

	210,819	187,384
Less accumulated depreciation and amortization	(126,343)	(116,530)

Property and equipment, net	$84,476	$70,854

The increase in property and equipment during the nine months ended September 30, 2011 was primarily due to expenditures on the facilities to house the Business Operations and Advanced Technology Center in Cork, Ireland. Total depreciation and amortization expense related to property and equipment was $3.5 million and $11.1 million for the three months and nine months ended September 30, 2011, respectively. This compares to $3.4 million and $10.4 million for the three months and nine months ended September 30, 2010, respectively.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS, NET

The changes in the carrying amount of goodwill by reportable operating segment (refer to Note 4 – Geographic and Segment Reporting for discussion of our reportable operating segments) for the nine months ended September 30, 2011 are as follows (in thousands):

	Licenses	Maintenance Services	Professional Services	Total
Balance as of December 31, 2010	$490,095	$211,806	$4,323	$706,224
Acquisitions	20,420	18,628	1,447	40,495
Adjustments (1)	3,486	2,346	541	6,373

Balance as of September 30, 2011	$514,001	$232,780	$6,311	$753,092

(1)	Primarily from finalization of purchase price allocations for Surgient (refer to Note 3- Acquisitions for details of the adjustment).

Intangible assets, net are comprised of the following (in thousands):

	September 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology and IPR&D (1)	$207,082	$(150,226)	$56,856	$164,816	$(133,591)	$31,225
Customer relationships	91,418	(62,733)	28,685	74,318	(50,639)	23,679
Non-compete agreements	14,689	(13,765)	924	13,919	(13,201)	718
Trademarks and trade names (2)	15,695	(6,432)	9,263	13,302	(6,139)	7,163

	$328,884	$(233,156)	$95,728	$266,355	$(203,570)	$62,785

(1)	IPR&D projects were identified and valued related to our acquisitions. These projects are continually assessed for impairment. Upon completion, these projects will be amortized over their estimated useful life.
(2)	Trademarks and trade names include $6.2 million and $0.8 million in trade names related to our acquisition of ScriptLogic and PacketTrap, respectively, that each have an indefinite useful life, and as such are not being amortized.

Amortization expense for intangible assets was $11.5 million and $29.6 million for the three months and nine months ended September 30, 2011, respectively. This compares to $7.3 million and $22.1 million for the three months and nine months ended September 30, 2010, respectively.

Estimated annual amortization expense related to amortizing intangible assets reflected on our September 30, 2011 condensed consolidated balance sheet is as follows (in thousands):

Estimated Annual Amortization Expense
2011 (remaining quarter)	$9,474
2012	32,373
2013	18,112
2014	15,553
2015 and thereafter	13,216

Total accumulated amortization	$88,728

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 8 — COST METHOD INVESTMENTS

Our investments in early stage private companies are accounted for under the cost method given that we do not have the ability to exercise significant influence over these companies. The fair value of our cost method investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. We determined that it is not practicable to estimate the fair value of our cost method investments since these investments were made in privately-held companies that are not subject to the same disclosure regulations as U.S. public companies, and, as such, the basis for an estimated fair value is subject to the completeness, quality, timing and accuracy of data received from these private companies. Our cost method investments are carried at $44.6 million and $14.4 million as part of Other assets in our condensed consolidated balance sheets at September 30, 2011 and December 31, 2010, respectively.

NOTE 9 — LOANS PAYABLE

In February 2011, our line of credit agreement was amended and renewed for a subsequent five-year term (the “Amended Credit Agreement”) with Wells Fargo Capital Finance, LLC (formerly known as Wells Fargo Foothill, LLC), as arranger, administrative agent and lender. The Amended Credit Agreement allows for cash borrowings and letters of credit under a secured revolving credit facility of up to a maximum of $100.0 million. Interest will accrue based on a floating rate based on, at the Company’s election, (i) LIBOR (subject to reserve requirements) or (ii) the greater of (a) the Federal Funds Rate plus  1/2% or (b) Wells Fargo’s prime rate, in each case, plus an applicable margin. The Amended Credit Agreement includes limitations on the Company’s ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividend payments, and dispose of assets. The Amended Credit Agreement is secured by substantially all of the Company’s assets, subject to certain exceptions. Fees associated with this amended line of credit were approximately $0.5 million and will be amortized over the life of the credit agreement as interest expense. As of September 30, 2011, we had a zero balance outstanding under this line of credit.

In August 2009, we entered into a loan agreement with Mutual of Omaha Bank whereby we borrowed an aggregate principal amount of $34 million. The loan is secured by our real property at our headquarters in Aliso Viejo, California. We have used the proceeds from the loan for working capital and other general corporate purposes. The loan matures in five years, during which time we will make equal monthly principal and interest payments at a 7.03% interest rate on a fixed rate, 25-year amortization schedule. Events of default include, among other things, payment defaults, breaches of covenants and bankruptcy events. In the case of a continuing event of default, the lender may, among other things, accelerate the payment of any unpaid principal and interest amounts, increase the then-current interest rate by 5% and foreclose on the real estate collateral. As of September 30, 2011, we have a $32.9 million balance outstanding with $0.6 million recorded as current and $32.3 million recorded as long-term portion of loans payable.

We were in compliance with all debt-related covenants as of September 30, 2011.

NOTE 10 — OTHER (EXPENSE) INCOME, NET

Other income (expense), net consists of the following (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Interest income	$450	$682	$1,576	$1,526
Interest expense	(852)	(1,116)	(2,621)	(3,355)
Foreign currency (losses) gains, net (1)	(7,338)	5,379	(2,477)	(3,474)
Forward foreign currency contracts gains (losses), net (2)	2,225	(3,308)	(268)	(803)
Other income (expense), net	21	106	139	400

Total other (expense) income, net	$(5,494)	$1,743	$(3,651)	$(5,706)

(1)	Our foreign currency (losses) gains, net are predominantly attributable to the re-measurement gains or losses on our net balances of monetary assets and liabilities in our foreign subsidiaries which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar. The foreign currency re-measurement adjustments to these balance sheet items are calculated by comparing the currency spot rates at the end of a month to the spot rates at the end of the previous month.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(2)	Relates to changes in fair value of our forward foreign currency contracts not designated as hedging instruments. See Note 15 — Derivative Instruments for further details.

NOTE 11 — INCOME TAX PROVISION

During the three months and nine months ended September 30, 2011, the provision for income taxes decreased to $2.9 million and $10.3 million, respectively from $5.8 million and $22.2 million in the comparable periods in 2010. The effective income tax rate for the three months and nine months ended September 30, 2011 was approximately 12.0% and 24.8%, respectively, as compared to 16.9% and 26.5% for the three months and nine months ended September 30, 2010, respectively. The change in the provision for income taxes and the effective income tax rate is primarily a result of the mix of pre-tax income between high and low tax jurisdictions, and other discrete items impacting the quarter ended September 30, 2011. Discrete items primarily include a decrease related to release of a valuation allowance against U.K. foreign deferred tax assets and decreases due to release of reserves from the expiration of the U.S. federal income tax statute for the fiscal year 2007 and closure of the Canada Revenue Agency income tax audit for the fiscal years 2006 through 2007, as recorded during the three months ended September 30, 2011.

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

The table below sets forth the reconciliation of the denominator of the net income per share calculation (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Shares used in computing basic net income per share	84,956	90,540	88,243	89,883
Dilutive effect of stock options and restricted stock units (1)	1,403	2,621	2,044	2,639

Shares used in computing diluted net income per share	86,359	93,161	90,287	92,522

(1)	Options to purchase 10.0 million and 7.2 million shares of common stock were outstanding during the three months ended September 30, 2011 and 2010, respectively, and 6.7 million and 6.0 million shares of common stock during the nine months ended September 30, 2011 and 2010, respectively, were outstanding but were not included in the computation of diluted net income per share as inclusion would have been anti-dilutive.

NOTE 13 — STOCKHOLDERS’ EQUITY

In May 2011, our Board of Directors authorized a new stock repurchase program covering up to $200 million of our common stock. This program replaced the $150 million stock repurchase program previously authorized in February 2011. Any stock repurchases may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans. Rule 10b5-1 permits Quest to establish, while not in possession of material nonpublic information, prearranged plans to buy stock at a specific price in the future, regardless of any subsequent possession of material nonpublic information. The timing and actual number of shares repurchased will depend on a variety of factors including market conditions, corporate and regulatory requirements, and capital availability. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. During the three months ended September 30, 2011, we repurchased 2.9 million shares at a weighted average price per share of $16.57 for a total cost of $48.7 million. At September 30, 2011, a total of $73.2 million remains available pursuant to our stock repurchase authorization.

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

The 2008 Plan provides for the discretionary grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, and other forms of equity compensation (collectively, the “stock awards”). The number of shares of Common Stock available for issuance under the 2008 Plan is 20.9 million as of September 30, 2011. The number of shares of Common Stock reserved for issuance under the 2008 Plan will be reduced by 1 share for each share of Common Stock issued under the 2008 Plan pursuant to a stock option and by 1.94 shares for each share of Common Stock issued under the 2008 Plan pursuant to a restricted stock award, restricted stock unit award, or other stock award. As of September 30, 2011, there were 3.7 million shares available for grant under the 2008 Plan.

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

We used the following weighted-average assumptions for option awards granted during the three months and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010 (1)	2011	2010 (1)
Expected volatility	34.8%	34.8%	34.4%	35.5%
Expected term (in years)	6.0	5.6	5.8	5.9
Risk-free interest rate	1.0%	1.7%	1.4%	2.1%
Expected dividend yield	None	None	None	None

A summary of the activity of employee stock options during the nine months ended September 30, 2011, and details regarding the options outstanding and exercisable at September 30, 2011, are provided below:

	Number of Shares (in thousands)	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2010	13,130	$16.93
Granted	6,264	$19.65
Exercised	(1,625)	$18.13
Canceled/forfeited/expired	(1,110)	$21.92

Outstanding at September 30, 2011	16,659	$17.50	7.64	$16,873

Vested or expected to vest at September 30, 2011	15,135	$17.43	7.22	$16,690

Exercisable at September 30, 2011	5,750	$14.96	4.50	$15,067

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(1)	These amounts represent the difference between the exercise price and $15.88, the closing price of Quest Software, Inc. stock on September 30, 2011 as reported on the NASDAQ National Market, for all options outstanding that have an exercise price currently below the closing price.

The weighted-average fair value of options granted during the nine months ended September 30, 2011 and 2010 was $6.90 and $7.08, respectively. The total intrinsic value of options exercised was $10.7 million and $18.9 million for the nine months ended September 30, 2011 and 2010, respectively. The total fair value of options vested during the nine months ended September 30, 2011 and 2010 was $13.9 million and $4.9 million, respectively.

Restricted Stock Unit Awards (“RSU Awards”)

RSU awards have been granted to selected executives pursuant to our Executive Incentive Plan. We have also granted RSU awards to key employees pursuant to a Profit Sharing Plan. Our outstanding RSU awards vest over three years with vesting contingent upon continuous service and meeting certain company-wide performance goals, including sales, operating profit margin, and cash flow targets. We estimate the fair value of RSU awards using the market price of our common stock on the date of the grant. The fair value of these awards is amortized on a straight-line basis over the vesting period. Additionally, a portion of each RSU award is settled in cash, only to the extent necessary to pay the minimum tax withholding or any government levies on the restricted stock unit.

A summary of our RSU awards activity during the nine months ended September 30, 2011 is provided below:

	Number of Shares	Weighted-Average Grant Date Fair Value (per share)
Nonvested at January 1, 2011	787,798	$14.99
Granted	—	$—
Vested	(388,151)	$14.38
Forfeited	(59,396)	$15.58

Nonvested at September 30, 2011(1)	340,251	$15.59

(1)	322,998 of these shares are expected to vest.

The total fair value of RSU awards vested during the nine months ended September 30, 2011 and 2010 was $5.6 million and $6.8 million, respectively.

Stock-Based Compensation Expense

The following table presents the income statement classification of all stock-based compensation expense for the three months and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Cost of services	$244	$329	$798	$711
Sales and marketing	1,653	1,991	5,444	4,352
Research and development	1,679	2,336	5,445	5,346
General and administrative	1,938	1,700	6,733	5,117

Total stock-based compensation	5,514	6,356	18,420	15,526
Tax benefit associated with stock-based compensation expense (1)	2,134	2,460	7,129	6,009

Reduction of net income	$3,380	$3,896	$11,291	$9,517

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(1)	The recognized tax benefit related to share-based compensation expense is estimated to be 38.7% for the three months and nine months ended September 30, 2011 and 2010. This approximates the blended Federal and State statutory tax rate after the benefit for state taxes.

As of September 30, 2011, total unrecognized stock-based compensation cost related to unvested stock option awards was $56.1 million, which is expected to be recognized over a weighted-average period of 4.2 years and total unrecognized stock-based compensation cost related to unvested RSU awards was $5.0 million, which is expected to be recognized over a weighted-average period of 1.0 years.

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

We have a cash flow hedging program primarily focused on reducing volatility in our forecasted research and development cash expenses and license revenues, some of which are denominated in non-U.S. Dollar currencies. Under this program, we use derivatives in the form of forward foreign currency contracts and foreign currency option contracts to hedge certain forecasted transactions. These derivatives, with durations ranging from less than one month to nine months, are designated as hedging instruments and qualify for hedge accounting. Accordingly, these outstanding designated derivatives are recognized on the condensed consolidated balance sheet at fair value. Changes in value that are highly effective are recognized in Accumulated other comprehensive income (“AOCI”) on the condensed consolidated balance sheets, until the hedged item is recognized in the income statement. Any ineffective portion of a derivative’s change in fair value is recorded in Other income (expense), net, in the condensed consolidated income statement. There was no material ineffectiveness in our cash flow hedging program for the nine months ended September 30, 2011.

We had the following notional amounts for our foreign currency contracts included in our consolidated balance sheets (in U.S. Dollars in thousands):

Currency	September 30 2011	December 31 2010

Derivatives designated as hedging instruments
Australian Dollar	$2,241	$2,788
Canadian Dollar	7,619	7,694
Chinese Yuan	1,584	1,167
Israeli Shekel	1,264	2,105
Russian Ruble	5,362	6,206
British Pound	2,494	7,188
Euro	—	22,029

Total	$20,564	$49,177

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Derivatives not designated as hedging instruments
Danish Krone	$1,157	$2,126
Norwegian Krone	1,111	2,013
Swedish Krona	785	2,058
Euro	28,740	43,600
Australian Dollar	4,247	3,846
Japanese Yen	1,556	—
Brazil Real	231	4,705
British Pound	8,118	18,724

Total	$45,945	$77,072

Fair Value of Derivative Instruments

The following table provides the fair value of our foreign currency contracts included in our condensed consolidated balance sheets (in thousands):

	Derivative Assets				Derivative Liabilities
	September 30, 2011		December 31, 2010		September 30, 2011		December 31, 2010
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value(1)	Balance Sheet Location	Fair Value (1)

Foreign currency contracts	Prepaid expenses and other current assets	$337	Prepaid expenses and other current assets	$1,123	Other accrued expenses	$372	Other accrued expenses	$424

	Derivative Assets				Derivative Liabilities
	September 30, 2011		December 31, 2010		September 30, 2011		December 31, 2010
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)

Foreign currency contracts	Prepaid expenses and other current assets	$2,458	Prepaid expenses and other current assets	$—	Other accrued expenses	$—	Other accrued expenses	$956

(1)	See Note 16 – Fair Value Measurements for details.

The Effect of Derivative Instruments on Financial Performance

The following tables provide the effect that derivative instruments had on our AOCI and results of operations (in thousands):

	Three Months Ended September 30
Derivatives designated as hedging instruments	Amount of gain (loss) recognized in AOCI (effective portion)		Location of (loss) gain reclassified from accumulated AOCI into income statement (effective portion)	Amount of (loss) gain reclassified from accumulated AOCI (effective portion)
	2011	2010		2011	2010

Foreign currency contracts	$(641)	$(1,819)	Revenues	$(9)	$(305)
			Operating expenses	$(86)	$67

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Nine Months Ended September 30
Derivatives designated as hedging instruments	Amount of gain (loss) recognized in AOCI (effective portion)		Location of (loss) gain reclassified from accumulated AOCI into income statement (effective portion)	Amount of (loss) gain reclassified from accumulated AOCI (effective portion)
	2011	2010		2011	2010
Foreign currency contracts	$(741)	$(1,768)	Revenues	$(1,310)	$381
			Operating expenses	$1,043	$500

	Three Months Ended September 30
Derivatives not designated as hedging instruments	Location of gain (loss) recognized on derivative instruments	Amount of gain (loss) recognized on derivative instruments
		2011	2010
Foreign currency contracts	Other (expense) income, net	$2,225	$(3,308)

	Nine Months Ended September 30
Derivatives not designated as hedging instruments	Location of loss recognized on derivative instruments	Amount of loss recognized on derivative instruments
		2011	2010
Foreign currency contracts	Other (expense) income, net	$(268)	$(803)

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

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table represents our fair value hierarchy and the valuation techniques used for financial assets and financial liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2011
	Total	Level 1	Level 2	Level 3	Valuation Techniques
Assets:
Money market funds	$124,452	$124,452	$—	$—	(a	)
U.S. treasury securities	3,429	—	3,429	—	(a	)
U.S. agency securities	8,074	6,060	2,014	—	(a	)
Corporate notes/bonds	49,270	—	49,270	—	(a	)
Certificates/term deposits	3,286	—	3,286	—	(a	)
Derivative assets (1)	2,795	—	2,795	—	(a	)

Total	$191,306	$130,512	$60,794	$—

Liabilities:
Derivative liabilities (1)	$372	$—	$372	$—	(a	)
Contingent consideration	11,655	—	—	11,655	(b	)

Total	$12,027	$—	$372	$11,655

	December 31, 2010
	Total	Level 1	Level 2	Level 3	Valuation Techniques
Assets:
Money market funds	$268,118	$268,118	$—	$—	(a	)
U.S. treasury securities	24,511	24,511	—	—	(a	)
U.S. agency securities	35,387	35,387	—	—	(a	)
Corporate notes/bonds	51,181	—	51,181	—	(a	)
Certificates/term deposits	10,777	—	10,777	—	(a	)
Commercial paper	14,984	—	14,984	—	(a	)
Derivative assets (1)	1,123	—	1,123	—	(a	)

Total	$406,081	$328,016	$78,065	$—

Liabilities:
Derivative liabilities (1)	$1,380	$—	$1,380	$—	(a	)
Contingent consideration	8,515	—	—	8,515	(b	)

Total	$9,895	$—	$1,380	$8,515

(1)	See Note 15 – Derivative Instruments for details.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table presents our liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended September 30 (1)
	2011	2010
Total, beginning of the period	$8,515	$4,000
Contingent consideration	5,848	2,015
Payment of contingent consideration	(2,708)	—

Total, end of the period	$11,655	$6,015

(1)	We enter into earn-out agreements with the shareholders of certain companies we acquire. The earn-out contingent payments are typically based on the acquired company’s products’ total revenue or sales growth over a specified period after the acquisition date. This also includes contingent consideration relating to our purchase of intellectual property. During the second quarter of 2011, we separately purchased intellectual property and entered into an agreement whereby the former owner has the opportunity to earn an additional amount contingent upon achievement of certain technology milestones.

Other Financial Assets and Liabilities

The carrying amounts of our other financial assets and liabilities including accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the relatively short period of time between their origination and their expected realization.

The book value and fair value of our current and long-term portion of loans payable as of September 30, 2011 are as follows (in thousands):

	Book Value	Fair Value (1)
Current portion of loans payable	$587	$587
Long-term portion of loans payable	32,310	32,310

	$32,897	$32,897

(1)	Estimated fair value of long-term debt is based on quoted prices for similar liabilities for which significant inputs are observable.

NOTE 17 — CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject us to credit risk include accounts receivable. We believe that credit risks related to our accounts receivable are moderated by the diversity of our products, customers and geographic sales areas. We monitor extensions of credit and have not experienced significant credit losses in the past. We maintain an allowance both for bad debts and for sales returns and cancellations and such losses and returns have historically been within management’s expectations. The Company’s significant customers consist primarily of resellers. We have one reseller customer that accounted for 15.1% and 10.9% of our total revenues for the nine months ended September 30, 2011 and 2010, respectively. This customer also accounted for 21.3% and 16.8% of our accounts receivable as of September 30, 2011 and 2010, respectively.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 18 — COMMITMENTS AND CONTINGENCIES

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

On August 31, 2010, we filed a petition with the United States Patent and Trademark Office alleging that Centrify’s ‘005 Patent is invalid and requesting the United States Patent and Trademark Office to commence an inter partes reexamination of the patentability of Centrify’s ‘005 Patent. On November 15, 2010, the United States Patent and Trademark Office granted our petition for inter partes reexamination of the patentability of Centrify’s ‘005 Patent and issued a first office action rejecting all claims of Centrify’s ‘005 Patent. On January 18, 2011, Centrify filed a response to the United States Patent and Trademark Office’s first office action. On October 19, 2011, the United States Patent and Trademark Office issued an Action Closing Prosecution, rejecting all claims of Centrify’s ‘005 Patent. To date, Centrify has not filed a response to the Action Closing Prosecution. On September 30, 2010, Centrify filed a petition with the United States Patent and Trademark Office alleging that our ‘501 Patent is invalid and requesting the United States Patent and Trademark Office to commence an inter partes reexamination of the patentability of our ‘501 Patent. On November 30, 2010, the United States Patent and Trademark Office granted Centrify’s petition for inter partes reexamination of the patentability of our ‘501 Patent. On January 21, 2011, the United States Patent and Trademark Office issued a first office action rejecting all claims of our ‘501 Patent. Our response to the United States Patent and Trademark Office was filed on March 21, 2011. On October 20, 2011, the United States Patent and Trademark Office issued an Action Closing Prosecution, rejecting all claims of our ‘501 patent. To date, we have not filed a response to the Action Closing Prosecution. We believe that our ‘501 patent is valid and enforceable and intend to vigorously defend the patentability of the ‘501 Patent.

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

General. The Company and its subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business. The foregoing discussion includes material developments that occurred during the three months ended September 30, 2011 or thereafter in our material legal proceedings.

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

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 19 — SUBSEQUENT EVENTS

In October 2011, we acquired 60% voting equity interest of Smarsh, Inc., a privately-held provider of secure and reliable email archiving solutions for message compliance and records retention, proactive litigation readiness, and mail server data management, for an aggregate amount of approximately $56 million. This acquisition was funded through our Wells Fargo line of credit. Due to the limited time since the acquisition date and limitations on access to Smarsh, Inc. information prior to the acquisition date, the initial accounting for the business combination has not been completed at this time. As a result, we are unable to provide acquisition date amounts by major classes of assets and liabilities resulting from the transaction. We will include this information in our Annual Report on Form 10-K for the year ended December 31, 2011. We currently expect this acquisition to be accounted for as a business combination and the purchase price is currently expected to be allocated primarily to goodwill, other intangible assets and non-controlling interest. Management considers the effect of this transaction to be immaterial to our consolidated results.

Also, we obtained a right to acquire half of the remaining equity interests in Smarsh, Inc. for a purchase price to be determined by a formula but that cannot exceed $26 million, and agreed to a put option under which we may be required, in certain circumstances, to acquire half of the remaining equity interests in this entity for consideration to be determined by a formula but that cannot exceed $22 million. Furthermore, if we purchase half of the remaining equity interest in the entity, we have a right to acquire the remaining equity interest in the entity for a purchase price to be determined by mutual agreement or by use of a third party valuation firm.

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

We have trademarks and registered trademarks in the United States and other countries, including Quest, Quest Software, the Quest Software logo, AccessManager, Active Administrator, ActiveEntry, ActiveRoles, Akonix, Asempra, BakBone, Bakbone Software, Benchmark Factory, Big Brother, Box and Wave Design, BridgeAccess, BridgeAutoEscalate, BridgeSearch, BridgeTrak, ChangeAuditor, ChangeManager, ColdSpark, Data Replicator, Defender, DeployDirector, Desktop Authority, Directory Analyzer, DirectoryScript, DS Analyzer, DS Expert, DSProxy, Enterprise Security Reporter, ERDisk, Fastlane, File System Auditor, FlashRestore, Foglight, GPOADmin, Help Desk Authority, I/Watch, InstantAssist, IntelliProfile, InTrust, iToken, JClass, Jint, JProbe, Kemma Software, KL Group, Knowledge Xpert, LiteSpeed, LiveReorg, LiveTable, LogADmin, Mail Central, MessageStats, MultSess, NBSpool, NetBase, NetPro, NetVault, PacketTrap, PassGo, Patch Authority, PerformaSure, Point, Click, Done!, PowerGUI, Privilege Authority, Q Designer, Quest Central, Quest Distributed Monkey Engine, Quest vWorkspace Ready, RemoteScan, ReportADmin, RestoreADmin, ScriptLogic, Secure Copy, Security Explorer, Security LifeCycle Map, SelfServiceADmin, SharePlex, Simplicity at Work, Sitraka, Sitraka JMonitor, Spotlight, SQL LiteSpeed, SQL Navigator, SQL Turbo, SQL Watch, SQLab Xpert, Stat, StealthCollect, , Symlabs, Tag and Follow, TimeTrace, Toad, Toad logo, T.O.A.D., Toad World, VaultDR, vConverter, vEcoShell, vFoglight, Vintela, VizionCore, Volcker Informatik, vRanger, vSpotlight, vToad, vWorkspace, XRT and Your Business to the Power of Email. Other trademarks and registered trademarks are the property of their respective owners.

Overview

Our Company and Business Model

Quest Software, Inc., together with our subsidiary ScriptLogic, delivers simple-to-use IT management software that saves time and money across physical, virtual environments. In each of our six solution areas – Administration and Automation, Data Protection, Development and Optimization, Identity and Access Management, Migration and Consolidation, and Performance Monitoring – we concentrate on developing practical, innovative solutions to make IT tasks easier and less costly for our customers, who number more than 100,000 around the world. Our products are designed to simplify even the most complex IT tasks.

Quarterly Update

As discussed in more detail throughout our MD&A, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, we delivered the following financial performance:

•	Total revenues increased by $27.4 million, or 14.2%, to $220.4 million.

•	Total expenses increased by $30.0 million, or 18.7%, to $190.5 million.

•	Income from operations decreased by $2.6 million, or 8.2%, to $29.9 million.

•	Diluted earnings per share decreased by $0.06, or 19.4%, to $0.25.

The comparison of our operating results in the third quarter of 2011 against the same period in 2010 is impacted by our acquisitions. We acquired BakBone in the first quarter of 2011 to complement our data protection portfolio, particularly in the areas of physical server backup and recovery. The BakBone acquisition gives us additional technologies to provide data protection solutions across heterogeneous physical, virtual and application-level environments, enhancing our competitive position in the data protection market. In addition, we have acquired three other private companies for the nine months ended September 30, 2011. In our discussion of changes in our results of operations, we quantify the contribution of these 2011 acquisitions.

Our third quarter of 2011 total revenues increased by 14.2% compared to the same period in 2010. Our Americas sales region, which includes United States, Canada and Latin America, contributed 61.9% of total revenues, and the rest of the world, comprised of our Asia Pacific (“APAC”) sales region and our Europe, Middle East and Africa (“EMEA”) sales region, contributed 38.1% of total revenues, as compared to 69.1% and 30.9%, respectively, in the same period last year. Our EMEA and APAC sales regions performed well during this quarter. Total revenues from our Americas sales region were comparable to the same period in 2010.

The increase in our total revenues was due to increased sales of our Windows Migration and Identity and Access Management (“IDAM”) products and related services across all sales regions. The strength in our Windows Migration products was due to our customers’ migration to Exchange Server 2010 and Sharepoint 2010. The continued need for IT system access controls to comply with existing and new regulations and the growing need to automate and control end-user access to IT resources are driving our IDAM growth. Our acquisitions contributed $11.8 million, or 43.2%, of the overall increase in total revenues compared to the same period in 2010.

Total revenues were positively impacted by the weak U.S. Dollar relative to certain non-U.S. Dollar currencies. This resulted in higher U.S. dollar equivalent sales for several currencies. Since certain of our international sales are denominated in these non-U.S. Dollar currencies, the positive impact from foreign currency was $4.1 million when comparing 2011 rates to 2010.

Total expenses increased compared to the same period in 2010. Our expenses primarily consist of personnel costs, which include compensation, benefits and payroll related taxes and are a function of our worldwide headcount. Our average full-time employee headcount for the third quarter of 2011 was 3,898 as compared to 3,366 for the third quarter of 2010. Our average full-time employee headcount in locations outside of the United States was 1,844 for the third quarter of 2011 compared to 1,496 for the third quarter of 2010. The increase in our headcount compared to the third quarter of 2010 was primarily due to our acquisitions after the third quarter of 2010. These acquisitions contributed $15.1 million, or 50.2%, of the overall increase in total expenses relating to their operating costs.

Our total expenses were negatively impacted by the weak U.S. Dollar relative to certain non-U.S. Dollar currencies in the third quarter of 2011, which resulted in higher U.S. Dollar equivalents for several currencies. Since certain of our international expenses are denominated in these non-U.S. Dollar currencies, our total expenses in the third quarter of 2011 increased by approximately $7 million compared to the same period in 2010 as a result of the impact of foreign currency exchange rates when comparing 2011 rates to 2010.

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

Results of Operations

The following are as a percentage of total revenues:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Revenues:
Licenses	39.9%	41.7%	38.0%	40.5%
Maintenance Services	53.1	52.2	54.9	53.6
Professional Services	7.0	6.1	7.1	5.9

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Licenses	1.2	1.3	1.1	1.1
Maintenance Services	4.8	4.1	5.1	4.1
Professional Services	5.4	4.7	5.7	4.5
Amortization of purchased technology	2.9	2.1	2.7	2.3

Total cost of revenues	14.3	12.2	14.6	12.0

Gross profit	85.7	87.8	85.4	88.0
Operating expenses:
Sales and marketing	38.1	38.4	41.3	39.0
Research and development	19.5	19.7	20.9	20.0
General and administrative	12.3	11.2	13.7	11.1
Amortization of other purchased intangible assets	2.3	1.6	2.1	1.7

Total operating expenses	72.2	70.9	78.0	71.8

Income from operations	13.5	16.9	7.4	16.2
Other (expense) income, net	(2.5)	0.9	(0.6)	(1.0)

Income before income tax provision	11.0	17.8	6.8	15.2
Income tax provision	1.3	3.0	1.7	4.0

Net income	9.7%	14.8%	5.1%	11.2%

Comparison of Three Months and Nine Months Ended September 30, 2011 and 2010

Previously, we had two reportable operating segments, Licenses and Services. During the first quarter of 2011, we revised our reportable operating segments by separating our Services segment into our Professional Services segment and our Maintenance Services segment. We separated these two previously aggregated segments because the Professional Services component has experienced significant growth and has become more distinct and robust relative to all Services, and also has become more separately managed and analyzed. Previously reported segment data have been reclassified to conform to the 2011 presentation.

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended September 30			Nine Months Ended September 30
	2011	2010	% Change	2011	2010	% Change
Revenues:
Licenses
Americas	$51,947	$57,623	(9.9)%	$133,195	$145,919	(8.7)%
Rest of World	36,021	22,959	56.9%	99,139	76,744	29.2%

Total licenses	87,968	80,582	9.2%	232,334	222,663	4.3%

Maintenance Services
Americas	74,404	67,821	9.7%	217,392	197,514	10.1%
Rest of World	42,727	32,910	29.5%	118,082	97,505	21.1%

Total maintenance services revenues	117,131	100,731	16.3%	335,474	295,019	13.7%

Professional Services
Americas	10,174	7,858	29.5%	28,730	21,848	31.5%
Rest of World	5,127	3,871	32.5%	14,989	10,785	39.0%

Total professional services revenues	15,301	11,729	30.5%	43,719	32,633	34.0%

Total revenues	$220,400	$193,042	14.2%	$611,527	$550,315	11.1%

Our revenues for the three months ended September 30, 2011 are comprised of 39.9% of license revenues, 53.1% of maintenance services revenues and 7.0% of professional services revenues compared to 41.7% of license revenues, 52.2% of maintenance services revenues and 6.1% of professional services revenues in the third quarter of 2010. For the nine months ended September 30, 2011, revenues are comprised of 38.0% of license revenues, 54.9% of maintenance services revenues and 7.1% of professional services revenues compared to 40.5% of license revenues, 53.6% of maintenance service revenues and 5.9% of professional service revenues in the same period in 2010.

Licenses Revenues —We generate revenues by licensing our software products, principally on a perpetual basis. In addition to perpetual software licenses, we sell time-based software licenses (or term licenses) wherein customers pay a single fee for the right to use the software and receive maintenance for a defined period of time. Our acquisitions contributed $4.6 million and $7.8 million of the overall increase in license revenues for the three months and nine months ended September 30, 2011, respectively.

Maintenance Services Revenues — Maintenance services revenues are derived from post-contract technical support services (“maintenance”). Maintenance revenues are generated from support and maintenance services relating to current year sales of new software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. The increase in maintenance services revenues for the three months and nine months ended September 30, 2011 compared to the same periods last year was due to Windows Migration and IDAM related maintenance services across all sales regions. Our acquisitions contributed $7.2 million and $16.0 million of the overall increase in maintenance services revenues for the three months and nine months ended September 30, 2011, respectively.

Maintenance services revenues continue to contribute a larger percentage of our total revenues. This is primarily due to our growing installed base of customers and because maintenance contract growth exceeds that of license contracts from time to time. The core customer base is also further augmented from acquired companies. Thus, as our maintenance customer base grows, maintenance renewals have a larger influence on the maintenance revenue growth rate and the amount of new software license revenues has a diminishing effect. Therefore, the growth rate of total revenues does not necessarily correlate directly to the growth rate of new software license revenues in a given period. The primary determinant of changes in our maintenance revenue profile is the extent to which our customers renew their annual maintenance agreements, taking into account the number of products and licenses for which each customer renews, and the timing of the renewals by each such customer. If our maintenance renewals were to decline materially, our maintenance revenues, total revenues and cash flows would likely decline materially as well.

Professional Services Revenues — Professional services revenues are derived from consulting and training services. The increase in professional service revenues for the three months and nine months ended September 30, 2011 compared to the same periods last year was due to related professional services for Windows Migration across all sales regions.

Cost of Revenues

Total cost of revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended September 30			Nine Months Ended September 30
	2011	2010	% Change	2011	2010	% Change
Cost of Revenues:
Licenses	$2,674	$2,465	8.5%	$7,008	$6,178	13.4%
Maintenance Services	10,605	7,985	32.8%	31,086	22,622	37.4%
Professional Services	11,844	8,922	32.8%	34,963	24,645	41.9%
Amortization of purchased technology	6,291	4,105	53.3%	16,190	12,564	28.9%

Total cost of revenues	$31,414	$23,477	33.8%	$89,247	$66,009	35.2%

Cost of Licenses — Cost of licenses primarily consists of third-party software royalties, product packaging, delivery, and personnel costs. Cost of licenses as a percentage of license revenues was 3.0% and 3.1% for the three months ended September 30, 2011 and 2010, respectively. Cost of licenses as a percentage of license revenues was 3.0% and 2.8% for the nine months ended September 30, 2011 and 2010, respectively.

Cost of Maintenance Services — Cost of maintenance services primarily consists of personnel, outside consultants, facilities and systems costs used in providing maintenance services. Cost of maintenance services does not include development costs related to bug fixes and upgrades which are classified in research and development and which are not separately determinable. Cost of maintenance services as a percentage of maintenance services revenues was 9.1% and 7.9% for the three months ended September 30, 2011 and 2010, respectively. Cost of maintenance services as a percentage of maintenance services revenues was 9.3% and 7.7% in the nine months ended September 30, 2011 and 2010, respectively. Cost of maintenance services increased primarily due to an increase of $2.2 million and $6.3 million in personnel related costs for the three months and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. Average full-time employee headcount increased by 55 and 65 for the three months and nine months ended September 30, 2011 compared to the same periods last year. Our acquisitions contributed $1.3 million and $3.5 million of the overall increase in cost of maintenance services for the three months and nine months ended September 30, 2011, respectively.

Cost of Professional Services — Cost of professional services primarily consists of personnel, outside consultants, facilities and systems costs used in providing consulting and training services. Cost of professional services as a percentage of professional services revenues was 77.4% and 76.1% for the three months ended September 30, 2011 and 2010, respectively. Cost of professional services as a percentage of professional services revenues was 80.0% and 75.5% for the nine months ended September 30, 2011 and 2010, respectively. Cost of professional services for the three months ended September 30, 2011 increased due to an increase of $1.5 million in personnel related costs. For the nine months ended September 30, 2011, cost of professional services increased due to an increase of $4.8 million in personnel related costs and $3.9 million in general expenses. Average full-time employee headcount increased by 37 and 35 for the three months and nine months ended September 30, 2011, respectively, compared to the same periods in 2010.

Amortization of Purchased Technology — Amortization of purchased technology includes amortization of the fair value of purchased technology associated with acquisitions. The increase for the three months and nine months ended September 30, 2011 compared to the same periods last year was due to acquisitions completed after the third quarter of 2010.

Operating Expenses

Year-over-year changes in the principal components of our operating expenses are as follows (in thousands, except for percentages):

	Three Months Ended September 30			Nine Months Ended September 30
	2011	2010	% Change	2011	2010	% Change
Operating Expenses:
Sales and marketing	$84,016	$74,107	13.4%	$252,728	$214,529	17.8%
Research and development	42,905	38,124	12.5%	127,745	110,140	16.0%
General and administrative	27,154	21,585	25.8%	83,426	60,758	37.3%
Amortization of other purchased intangible assets	5,025	3,186	57.7%	12,970	9,512	36.4%

Total operating expenses	$159,100	$137,002	16.1%	$476,869	$394,939	20.7%

Sales and Marketing — Sales and marketing expenses consist primarily of compensation and benefit costs for sales and marketing personnel, sales commissions, and costs of trade shows, travel and entertainment and various discretionary marketing programs. Sales and marketing expenses as a percentage of total revenues for the third quarter of 2011 were 38.1% compared to 38.4% in the third quarter of 2010. Sales and marketing expenses increased during the three months ended September 30, 2011 primarily due to an increase of $7.0 million in personnel-related costs. Our average full-time sales and marketing employee headcount for the third quarter of 2011 was 1,622 compared to 1,368 in the third quarter of 2010. Our acquisitions contributed $5.9 million, or 59.4%, of the overall increase in sales and marketing expenses during the three months ended September 30, 2011 compared to the same period in 2010. The impact from foreign currency exchange rates for the three months ended September 30, 2011 comprised approximately $4 million of the overall increase in sales and marketing expenses when comparing 2011 rates to 2010.

Sales and marketing expenses as a percentage of total revenues for the nine months ended September 30, 2011 were 41.3%, compared to 39.0% in the same period in 2010. Sales and marketing expenses increased during the nine months ended September 30, 2011 due to an increase in personnel related costs of $23.8 million and an increase of $8.2 million in general expenses (primarily professional services, marketing programs and implementation of our sales force automation system). Our average full-time sales and marketing employee headcount for the nine months ended September 30, 2011 increased by 224 compared to the same period in 2010. Our acquisitions contributed $14.8 million, or 38.8%, of the overall increase in sales and marketing expenses during the nine months ended September 30, 2011 compared to the same period in 2010. The impact from foreign currency exchange rates for the nine months ended September 30, 2011 comprised approximately $7 million of the overall increase in sales and marketing expenses when comparing 2011 rates to 2010.

Research and Development — Research and development expenses consist primarily of compensation and benefit costs for software developers who develop new products, fix bugs and design upgrades to existing products and at times provide engineering support for maintenance services, software product managers, quality assurance and technical documentation personnel, and payments made to outside software development consultants in connection with our ongoing efforts to enhance our core technologies and develop additional products. Research and development expenses as a percentage of total revenues were 19.5% and 19.7% for the three months ended September 30, 2011 and 2010, respectively. Research and development expenses increased during the three months ended September 30, 2011 due to an increase of approximately $5 million in personnel-related costs. Our average full time research and development employee headcount for the three months ended September 30, 2011 increased by 148 compared to the same period in 2010. Our acquisitions contributed $3.0 million, or 62.1%, of the overall increase in research and development expenses during the three months ended September 30, 2011 compared to the same period in 2010. The impact from foreign currency exchange rates for the three months ended September 30, 2011 comprised approximately $2 million of the overall increase in research and development expenses when comparing 2011 rates to 2010.

Research and development expenses as a percentage of total revenues were 20.9% and 20.0% for the nine months ended September 30, 2011 and 2010, respectively. Research and development expenses increased during the nine months ended September 30, 2011 due to an increase of approximately $18 million in personnel-related costs. Our average full-time research and development employee headcount for the nine months ended September 30, 2011 was 1,292 compared to 1,131 in the same period in 2010. Our acquisitions contributed $7.8 million, or 44.3%, of the overall increase in research and development expenses during the nine months ended September 30, 2011 compared to the same period in 2010. The impact from foreign currency exchange rates for the nine months ended September 30, 2011 comprised approximately $3 million of the overall increase in research and development expenses when comparing 2011 rates to 2010.

General and Administrative — General and administrative expenses consist primarily of compensation and benefit costs for our executive, finance, legal, human resources, administrative and information services personnel, and professional fees for audit, tax and legal services. General and administrative expenses as a percentage of total revenues were 12.3% and 11.2% for the three months ended September 30, 2011 and 2010, respectively. General and administrative expenses increased during the three months ended September 30, 2011 due to an increase of approximately $3 million in personnel-related costs and approximately $2 million in general expenses. Our acquisitions contributed $1.4 million, or 25.7%, of the overall increase in general and administrative expenses during the three months ended September 30, 2011 compared to the same period in 2010.

General and administrative expenses as a percentage of total revenues were 13.7% and 11.1% for the nine months ended September 30, 2011 and 2010, respectively. The increase in general and administrative expenses during the nine months ended September 30, 2011 over the comparable period in 2010 was due primarily to an increase of approximately $11 million in personnel related costs and approximately $12 million in general expenses (primarily related to our Business Operations and Advanced Technology Center in Cork, Ireland and phase II of the implementation of our Oracle financial system upgrade). Our acquisitions contributed $4.9 million, or 21.5%, of the overall increase in general and administrative expenses during the nine months ended September 30, 2011 compared to the same period in 2010.

Amortization of Other Purchased Intangible Assets — Amortization of other purchased intangible assets includes the amortization of customer lists, trademarks and trade names, non-compete agreements and maintenance contracts associated with acquisitions. The increase for the three months and nine months ended September 30, 2011 compared to the same periods last year was due to acquisitions completed after the third quarter of 2010.

Other (Expense) Income, Net

Other (expense) income, net consists of the following (in thousands):

	Three Months Ended September 30			Nine Months Ended September 30
	2011	2010	Dollar Change	2011	2010	Dollar Change
Interest income	$450	$682	$(232)	$1,576	$1,526	$50
Interest expense	(852)	(1,116)	264	(2,621)	(3,355)	734
Foreign currency (losses) gains, net	(7,338)	5,379	(12,717)	(2,477)	(3,474)	997
Forward foreign currency contracts gains (losses), net	2,225	(3,308)	5,534	(268)	(803)	535
Other income (expense), net	21	106	(86)	139	400	(261)

Total	$(5,494)	$1,743	$(7,237)	$(3,651)	$(5,706)	$2,055

Other (expense) income, net includes gains and losses from foreign exchange fluctuations, interest expense on our borrowings and gains or losses on other financial assets as well as a variety of other non-operating expenses. Our foreign currency gains or losses are predominantly attributable to re-measurement gains or losses relative to the U.S. Dollar on the re-measurement of net monetary assets, including accounts receivable and cash, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar. The largest impact to other (expense) income, net this quarter was attributed to foreign currency losses of $7.3 million compared to a gain of $5.4 million in the comparable period of 2010. This was partially offset by forward foreign currency contracts gains of $2.2 million compared to a loss of $3.3 million in the third quarter of 2010. Our forward foreign currency contracts gains (losses), net relate to the changes in fair value of our forward foreign currency contracts not designated as hedging instruments.

The largest impact to other (expense) income, net for the nine months ended September 30, 2011 was attributed to a foreign currency loss of $2.5 million compared to $3.5 million in the comparable period of 2010. Interest expense was $2.6 million and $3.4 million in the nine months ended September 30, 2011 and 2010, respectively. Refer to Note 9 – Loans Payable of our Notes to Condensed Consolidated Financial Statements for additional information regarding our debt agreements.

Income Tax Provision

During the three months and nine months ended September 30, 2011, the provision for income taxes decreased to $2.9 million and $10.3 million, respectively from $5.8 million and $22.2 million in the comparable periods in 2010. The effective income tax rate for the three months and nine months ended September 30, 2011 was approximately 12.0% and 24.8%, respectively, as compared to 16.9% and 26.5% for the three months and nine months ended September 30, 2010, respectively. The change in the provision for income taxes and the effective income tax rate is primarily a result of the mix of pre-tax income between high and low tax jurisdictions, and other discrete items impacting the quarter ended September 30, 2011. Discrete items primarily include decrease related to release of a valuation allowance against U.K. foreign deferred tax assets and decreases due to release of reserves from the expiration of the U.S. federal income tax statute for the fiscal year 2007 and closure of the Canada Revenue Agency income tax audit for the fiscal years 2006 through 2007, as recorded during the three months ended September 30, 2011.

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

We are currently under examination by the Internal Revenue Service, California Franchise Tax Board, German Tax Authorities, Her Majesty’s Revenue & Customs (UK), and the French tax authority. During the quarter ended September 30, 2011, we received notice from the Canadian Revenue Agency informing us they have closed the audit period with no proposed adjustments. We believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. However, due to the risk that audit outcomes and the timing of audit settlements are subject to significant uncertainty and as we continue to evaluate such uncertainties in light of current facts and circumstances, our current estimate of the total amounts of unrecognized tax benefits could increase or decrease for all open tax years. As of the date of this report, we do not anticipate that there will be any material change in the unrecognized tax benefits associated with these audits within the next twelve months.

Liquidity and Capital Resources

Cash and cash equivalents and short-term and long-term investments were approximately $256.7 million and $492.3 million as of September 30, 2011 and December 31, 2010, respectively. Of these amounts, $218.6 million and $282.6 million as of September 30, 2011 and December 31, 2010, respectively, are domiciled in locations outside of the U.S. We do not plan the repatriation of cash balances from our foreign subsidiaries to fund our activities within the U. S. as this would result in the recognition and payment of U.S. income taxes.

We maintain positions in certain foreign currencies which may at times create unrealized gains or losses. Unrealized gains/losses should be presented as an adjustment to reconcile net income to net cash provided by operating activities in our condensed consolidated statement of cash flows. This change impacts our cash flow presentation and does not impact earnings or cash balances. Management has concluded that this change of presentation is not material to any periods affected. We have adjusted previously reported statement of cash flows to conform to the current year presentation (refer to Note 1 – Organization and Basis of Presentation of our Notes to Condensed Consolidated Financial Statements for the impact to prior periods).

Summarized annual cash flow information is as follows (in thousands):

	Nine Months Ended September 30
	2011	2010
Cash provided by operating activities	$137,533	$123,051
Cash used in investing activities	(76,015)	(148,656)
Cash used in financing activities	(222,345)	(30,547)
Effect of exchange rate changes on cash and cash equivalents	(1,908)	478

Net decrease in cash and cash equivalents	$(162,735)	$(55,674)

Operating Activities

Cash provided by operating activities is primarily comprised of net income, adjusted for non-cash activities such as depreciation and amortization and compensation expenses associated with share-based payments. These non-cash adjustments represent charges reflected in net income and, therefore, to the extent that non-cash items increase or decrease our future operating results, there will be no corresponding impact on our cash flows. After excluding the effects of these non-cash charges, the primary changes in cash flows relating to operating activities resulted from changes in operating assets and liabilities. The analyses of the changes in our operating assets and liabilities are as follows:

•

Accounts receivable, net decreased by $19.7 million to $160.0 million at September 30, 2011 compared to December 31, 2010 resulting in a decrease in operating assets and reflecting a cash inflow of $28.2 million for the nine months ended September 30, 2011. Days sales outstanding (“DSO”), improved to 67 days at September 30, 2011 compared to 76 days at December 31, 2010. Our daily sales were flat at $2.4 million for the quarter ended September 30, 2011 and December 31, 2010. Collection of accounts receivable and related DSO could fluctuate in future periods due to the timing and amount of our revenues and their linearity and the effectiveness of our collection efforts.

•

Accrued compensation decreased by $5.5 million to $49.6 million at September 30, 2011 compared to December 31, 2010 resulting in a decrease in operating liabilities and reflecting a cash outflow of $11.8 million for the nine months ended September 30, 2011. The decrease in accrued compensation was primarily due to payments of accrued commissions and bonuses during 2011.

•

Deferred revenue increased to $457.6 million at September 30, 2011 from $424.4 million at December 31, 2010, resulting in an increase in operating liabilities and reflecting a cash inflow of $12.3 million for the nine months ended September 30, 2011. The increase in deferred revenue was due to an increase in time-based software licenses, growth of our maintenance services customer base and acquired deferred revenue balances from acquisitions.

•

Total income taxes payable increased by $18.2 million to $31.5 million at September 30, 2011 compared to December 31, 2010 resulting in an increase in operating liabilities and reflecting a cash inflow of $19.1 million for the nine months ended September 30, 2011. Net cash received for income tax refunds for the nine months ended September 30, 2011 was $10.7 million.

Investing Activities

Cash outflows from investing activities for the nine months ended September 30, 2011 included approximately $85 million paid for acquisitions. We acquired BakBone, a publicly-held provider of data protection software, in January 2011 for cash consideration, net of cash acquired, of approximately $53 million. BakBone gives us additional technologies to provide data protection solutions across heterogeneous physical, virtual and application-level environments. In addition, we acquired three other private companies in the nine months ended September 30, 2011 for total cash consideration, net of cash acquired, of approximately $32 million. We had $29.6 million paid in cost method investments for the nine months ended September 30, 2011. We periodically make investments in companies that have developed or are in the process of developing software to monitor development of technology products. Also, we paid $8.8 million for purchases of investment securities, $1.6 million paid for intellectual property and $21.0 million in capital expenditures. In addition, we received $81.1 million in proceeds from the sale and maturities of our investment securities.

In April 2011, we entered into real estate lease and purchase agreements for facilities to house our Business Operations and Advanced Technology Center in Cork, Ireland. Under these agreements, we will temporarily lease office space during the construction of a building and land that we are purchasing. Total expected cost of the land and building is approximately $30 million. We anticipate moving into our new building during the fourth quarter of 2012.

In October 2011, we acquired 60% voting equity interest of Smarsh, Inc., a privately-held provider of secure and reliable email archiving solutions for message compliance and records retention, proactive litigation readiness, and mail server data management, for an aggregate amount of approximately $56 million. Refer to Note 19 – Subsequent Events of our Notes to Condensed Consolidated Financial Statements for additional details.

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

Financing Activities

Cash flows from financing activities in the nine months ended September 30, 2011 included $252.5 million paid for repurchases of our common stock and net proceeds of $29.2 million from the issuance of our common stock due to exercises of stock options.

In February 2011, our Board of Directors increased the authorization under our stock repurchase program to an aggregate of up to $150 million of our common stock. In May 2011, our Board of Directors authorized a new stock repurchase program covering up to $200 million of our common stock. This program replaces the $150 million stock repurchase program previously authorized in February 2011. Any stock repurchases may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans. Rule 10b5-1 permits Quest to establish, while not in possession of material nonpublic information, prearranged plans to buy stock at a specific price in the future, regardless of any subsequent possession of material nonpublic information. The timing and actual number of shares repurchased will depend on a variety of factors including market conditions, corporate and regulatory requirements, and capital availability. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. During the three months ended September 30, 2011, we repurchased 2.9 million shares at a weighted-average price per share of $16.57, for a total cost of $48.7 million pursuant to the authorization. At September 30, 2011, a total of $73.2 million remains available pursuant to our stock repurchase authorization.

In 2009, we entered into a two year revolving line of credit agreement with Wells Fargo Foothill, LLC as the arranger, administrative agent and lender. On February 17, 2011, this line of credit agreement was amended and renewed for a subsequent five-year term with Wells Fargo Capital Finance, LLC (formerly known as Wells Fargo Foothill, LLC), as arranger, administrative agent and lender (for additional information on our loans payable, please refer to Note 9 – Loans Payable of our Notes to Condensed Consolidated Financial Statements). We were in compliance with all debt-related covenants at September 30, 2011. In October 2011, we used approximately $56 million of this line of credit to fund our acquisition of a 60% voting equity interest in Smarsh, Inc. Refer to Note 19 – Subsequent Events of our Notes to Condensed Consolidated Financial Statements for additional details.

As we continue to evaluate potential acquisitions or investments, potential future stock repurchases or other general corporate expenditures which may be in excess of current cash available within certain operating entities, we plan to continue to evaluate potential debt financings when and if reasonable financing terms become available to us.

Based on our current operating plan, we believe that our existing cash, cash equivalents, investment balances, cash flows from operations and available debt financing will be sufficient to finance our operational cash needs through at least the next 12 months. Our ability to generate cash from operations is subject to substantial risks described under Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2010 and under Part II, Item 1A, Risk Factors, of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011. One of these risks is that our future business does not stay at a level that is similar to, or better than, our recent past. In that event, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash, cash equivalents, investment balances and debt financing to support our working capital and other cash requirements. Also, acquisitions are an important part of our business model. As such, significant amounts of cash could and will likely be used in the future for additional acquisitions or strategic investments. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through public or private equity or, as discussed above, debt financing or from other sources. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

Recently Adopted Accounting Pronouncements

See Note 2 – Recent Accounting Pronouncements of our Notes to Condensed Consolidated Financial Statements for information regarding recent accounting pronouncements.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to revenue recognition, asset valuations (including accounts receivable, goodwill and intangible assets), share-based compensation, income taxes and functional currencies for purpose of consolidation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets, and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of the critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments listed above are discussed further in our Annual Report on Form 10-K for the year ended December 31, 2010 under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no material changes to our critical accounting policies or estimates during the nine months ended September 30, 2011.

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

Our exposure to foreign exchange risk originates both from our foreign operations net profits and losses denominated in currencies other than the U.S. Dollar, as well as our net balances of monetary assets and liabilities in our foreign subsidiaries. These exposures have the potential to produce either gains or losses depending on the directional movement of the foreign currencies versus the U.S. Dollar and our operational profile in foreign subsidiaries. Our cumulative currency gains or losses in any given period may be lessened by the economic benefits of diversification and the correlative relationships of different currencies, but there can be no assurance that this pattern will continue to be true in future periods. During the three months and nine months ended September 30, 2011, we had a positive effect of $4.1 million and $7.9 million on total revenues and a negative effect of $7.0 million and $13.8 million to total expenses related to foreign currency fluctuation when comparing 2011 rates to 2010. In addition, during the three months and nine months ended September 30, 2011, we had foreign currency losses of $7.3 million and $2.5 million within Other (expense) income, net compared to foreign currency gains (losses) of $5.4 million and $(3.5) million in the comparable period in 2010.

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

The magnitude of success of our hedging activities depends upon the accuracy of our estimates of various balances and transactions denominated in non-functional currencies. To the extent our estimates are correct, gains and losses on our foreign currency contracts will be offset by corresponding losses and gains on the underlying transactions. In order to monitor the financial impact of our foreign currency hedges, we subject our hedges to a stress test. This test is intended to quantify the impact to our financial statements of an abnormal change in the foreign currency rates in which we do business. When subjected to a 10% and 20% adverse change, we estimate that the fair value of our contracts would decline by $6.7 million and $13.3 million, respectively.

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

The following table summarizes the notional amounts of our outstanding foreign currency contracts. All contracts have maturities of nine months or less. (in U.S. Dollars in thousands):

Currency	September 30 2011	December 31 2010
Australian Dollar	$6,488	$6,634
Canadian Dollar	7,619	7,694
Chinese Yuan	1,584	1,167
Danish Krone	1,157	1,073
Euro	28,740	45,961
British Pound	10,612	14,988
Israeli Shekel	1,264	2,105
Brazil Real	231	2,381
Swedish Krona	785	743
Japanese Yen	1,556	—
Norwegian Krone	1,111	1,028
Russian Ruble	5,362	6,206

Total	$66,509	$89,980

Interest Rate Risk

Our exposure to market interest rate risk relates primarily to our investment portfolio. We traditionally do not use derivative financial instruments to hedge the market risks of our investments. We place our investments with high-quality issuers and money market funds and articulate allocation limits in our investment policy to any one issuer other than the United States government. Our investment portfolio as of September 30, 2011 consisted of money market funds, U.S. Treasuries, U.S. agency securities, commercial paper, certificates of deposit and corporate bonds. Investments purchased with an original maturity of three months or less are considered to be cash equivalents. We classify our investments as available-for-sale securities. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity.

Information about our investment portfolio is presented in the table below, which states the amortized book value and related weighted-average interest rates by year of maturity (in thousands):

	Amortized Book Value	Weighted Average Rate
Investments maturing by September 30
2012 (1)	$178,889	0.37%
2013	22,861	1.32%
2014	1,067	2.76%
2015	—	—
2016 and thereafter	1,944	3.31%

Total portfolio	$204,761	0.51%

(1)	Includes $141.8 million in cash equivalents.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011 as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of that date, our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act were effective, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under Note 18 – Commitments and Contingencies of our Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below summarizes information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended September 30, 2011.

Period	Total Number of Shares of Common Stock Purchased (1)	Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2011 through July 31, 2011	287,722	$21.43	287,722	$115.7
Aug. 1, 2011 through Aug. 31, 2011	1,232,263	$16.25	1,232,263	$95.7
Sep. 1, 2011 through Sep. 30, 2011	1,420,935	$15.82	1,420,935	$73.2

Total	2,940,920	$16.55	2,940,920	$73.2

(1)	In May 2011, our Board of Directors authorized a stock repurchase program covering up to $200 million of our common stock. Any stock repurchases may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans. Rule 10b5-1 permits Quest to establish, while not in possession of material nonpublic information, prearranged plans to buy stock at a specific price in the future, regardless of any subsequent possession of material nonpublic information. The timing and actual number of shares repurchased will depend on a variety of factors including market conditions, corporate and regulatory requirements, and capital availability. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.
(2)	The price paid per share of common stock does not include the related transaction costs.

Item 6. Exhibits

Exhibit Number	Exhibit Title

3.1*	Certificate of Incorporation of Quest Software, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2009)

3.2*	Bylaws of Quest Software, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2009)

4.1*	Form of Registrant’s Specimen Common Stock Certificate (incorporated by reference to our Registration Statement on Form S-1 and all amendments thereto filed on June 11, 1999 (File No. 333-80543))

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST SOFTWARE, INC.

Date: November 9, 2011	/s/ Scott J. Davidson
Scott J. Davidson Senior Vice President, Chief Financial Officer

/s/ Scott H. Reasoner
Scott H. Reasoner Vice President, Corporate Controller