Form 10-K
period 2011-12-31
QUEST SOFTWARE INC
filed 2012-02-29
CIK 1088033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1.3 billion as of June 30, 2011, based upon the closing sale price reported for that date on The Nasdaq Global Select Market.

As of February 10, 2012, 83,432,567 shares of the Registrant’s common stock were outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement, to be delivered to stockholders in connection with the Registrant’s 2012 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Report.

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

Overview

Quest Software, Inc. (“Quest,” “Quest Software,” the “Company,” “we,” “us” or “our”) designs, develops, markets, distributes, and supports enterprise systems management software products. Our goal is to provide our customers with systems management products that improve the performance, productivity and reliability of their software applications and associated software infrastructure components such as databases, application servers, operating systems, and virtual environments. Quest is an “Independent Software Vendor,” or “ISV,” a company whose products are designed to support or to interact or interoperate with other vendors’ software or hardware platforms. As such, we continually strive to innovate and evolve our product portfolio to support the dynamic nature of our markets, as well as those of our customers’ information technology (“IT”) environments. Our success has been predicated on identifying large and evolving markets, developing and acquiring new products and technologies, and then leveraging our sales organization and installed base of customers to further our growth. We began as a provider of software tools and solutions for the Oracle database market, and subsequently expanded our offerings into other adjacent markets with product portfolios for application, Windows, and virtualization management. Today, our products span six solution families, and, as embodied in our slogan, “Simplicity at Work,” we seek to provide IT management software that is simple to use, saving our customers time and money across physical, virtual and cloud environments.

We generate revenues by licensing our software products, principally on a perpetual basis. In addition to perpetual software licenses, we sell a small amount of time-based software licenses (or term licenses) wherein customers pay a single fee for the right to use the software and receive maintenance for a defined period of time. We also provide support, maintenance and professional services for these products. As such, our reportable operating segments are Licenses, Maintenance Services and Professional Services. The Licenses segment develops, and markets and sells licenses to use, our software products. The Maintenance Services segment provides post-sale support for software products and the Professional Services segment provides fee-based training and consulting services related to our software products. We have a large product portfolio of high-value products offered through six solution families that span these three segments and include very technically complex solutions focused on improving the management and performance of mission-critical software applications and the underlying component infrastructure. We also have volume products and software tools that enable our customers to reduce capital and operating expenditures or leverage existing investments in personnel and IT systems. Acquisitions have historically been an important element of our corporate strategy and have served as a mechanism to broaden our product portfolio and enter new markets. For example, we entered the application management, Windows management, and virtualization management markets through a series of acquisitions which served to propel the Company beyond its database management roots. Within the last five fiscal years, we have invested approximately $610 million, in the aggregate, to acquire 25 companies. Our acquisition strategy is directed at broadening our product portfolio and strengthening our competitive position against both direct competitors and the continual improvements made by the platform vendors.

Through our six solution families: 1) Database Management, 2) Performance Monitoring, 3) Data Protection, 4) User Workspace Management, 5) Windows Server Management, and 6) Identity and Access Management, we offer a broad and deep portfolio of products that target common IT challenges and meet a wide array of IT management needs for physical, virtual or cloud environments. Examples of the benefits delivered by our products include:

•	Improved application and database performance for large-scale, complex, mission-critical type systems

•	The ability to manage multi-tiered heterogeneous operating environments with integrated dashboards and metrics, to leverage existing investments and support new technologies

•	Comprehensive migration, management and integration capabilities to simplify, automate and secure an organization’s Windows infrastructure

•	Solutions for business continuity, high availability and disaster recovery for virtualized infrastructure environments

Our Database Management solution family offers products that simplify the development process, accelerate release cycles and increase code quality for database and SharePoint applications, to help developers and managers meet tight deadlines and overcome the challenges of working in diverse and dispersed teams. Our Database Management solutions help manage the development process and boost application performance and availability, offering intuitive interfaces and built-in expert advice to help developers become more productive and deliver higher-quality results. Our solutions also include built-in automated testing capabilities to improve code quality, and are designed to help applications deliver optimal performance in production to provide business users with the best experience possible. With capabilities spanning coding, testing, modeling, and change management, the products in this solution portfolio support a variety of platforms, including Oracle, Oracle RAC, SQL Server, IBM DB2, MySQL, Sybase ASE and Visual Studio and includes our industry-leading Toad® product line.

Our Performance Monitoring solution family ensures performance and availability of mission-critical applications throughout their life cycles. Our solutions are focused on the monitoring and performance management of customers’ primary enterprise software applications, whether packaged or custom developed, and whether housed in traditional data centers or in the cloud. Our products help manage and resolve performance issues to improve user satisfaction and ensure that applications are meeting the needs of the business. They are designed and priced to help IT organizations of any size align and grow with the business. Our flagship Foglight solution provides functionality that enhances visibility for an administrator who may be working within an environment encompassing both physical and virtual applications running concurrently. From a breadth perspective, our products manage custom web-based applications written in Java and ..NET, as well as packaged applications like PeopleSoft, Oracle E-Business Suite and SAP. From a depth perspective, our products cover key databases such as Oracle, DB2 and SQL Server, as well as Oracle and IBM application servers and all key web servers in today’s market. In May 2011, for the second consecutive year, Quest was named a leader in the Gartner Magic Quadrant for Application Performance Monitoring, a distinction that was driven by Foglight.

Our Data Protection solution family offers simplified backup and data recovery across physical, virtual and application environments. In addition to backup and recovery, our portfolio of data protection solutions possesses capabilities that provide disaster recovery, high availability, data replication, continuous data protection, data deduplication, and archiving. Our solutions minimize system downtime and ensure business continuity, lowering the total expense of managing enterprise backup and recovery. Disk-based data backup and deduplication eliminate data redundancy and improve storage efficiency, reducing required storage by up to 90 percent. Our continuous data protection (“CDP”) technology enables customers to quickly access critical data after a recovery is initiated. Because it is scalable, our technology meets the needs of both small and large organizations, and customers can reduce both upfront and ongoing administration costs by leveraging a single user interface to back up a diverse set of platforms and applications.

Our User Workspace Management solution family includes the advanced, integrated tools necessary to help IT provide a secure user workspace that can be accessed from a variety of devices, platforms and locations, satisfying the desires of a mobile workforce while meeting the needs of the business. Our solutions enable deployment of Windows 7 and new versions of Internet Explorer with minimal business disruption, to deliver a productive user workspace on every device, including tablets and smartphones. The User Workspace Management solution portfolio further allows IT to manage and blend multiple desktop and application delivery technologies to make non-traditional technology work in Windows-centric enterprises, and secures corporate assets while empowering individuals to work by enabling IT to deliver a protected workspace to every user on any device, in any location. Our solutions enable IT to strategically deliver virtual desktops and applications while simultaneously supporting physical PCs, Macs and mobile devices, and managing the entire IT environment with consolidated dashboards and support models; manage supporting applications to achieve continued productivity across the user environment; and administer one user identity across all platforms, providing instant access with a consistent set of security privileges across physical, virtual and cloud environments.

Our Windows Server Management solution family provides a single source for help in efficiently moving and restructuring user accounts, data and systems without impacting users or business productivity. When an organization needs to migrate and consolidate systems, whether due to mergers and acquisitions or just a move to new versions of existing systems and infrastructure, it is crucial that IT plan every aspect of the transition to make sure users have access to all business-critical applications and information throughout the migration or consolidation project. Quest’s migration and consolidation solutions perform impact assessments prior to any type of migration, and enable true coexistence for communication and collaboration during the length of the project. Our solutions easily restructure user accounts, data and systems during the migration, and can accommodate even the most complex migration scenarios. With capabilities for pre-migration analysis, migration, restructuring, and upgrading, Quest’s Windows Server Management products support the following platforms: Active Directory, Exchange Server, Hyper-V, Lotus Notes, Novell GroupWise, Oracle Database, SharePoint, VMware, Windows Server, and Office 365.

Our Identity & Access Management solution family encompasses the Quest® One Identity Solutions portfolio, which simplifies identity and access management to increase security, efficiency and compliance by unifying identities, roles, workflows, and approvals around existing Identity and Access Management infrastructures and best practices. Quest One Identity Solutions reduces the complexity that exists when many users have multiple identities on too many systems, resulting in numerous passwords and accounts that take too much time and effort for IT to manage. With capabilities addressing single sign-on; provisioning; role-based management; identity intelligence; multifactor authentication; password management; privileged account management; framework optimization; and compliance, audits, and security, our Identity and Access Management solution family supports a multitude of platforms, including Active Directory, SAP, Siebel, DB2, Oracle E-Business suite, and Java, just to name a few. Our solutions ensure that identity and access management activities support business objectives; align user and administrator access to corporate data, policy and resources; and automate and unify provisioning, role management, password management, single sign-on, and privileged account management. Our solutions also provide segregation of duties and access control, and enable IT to achieve and maintain compliance with policies and regulations.

We invest a significant portion of our cash flow into our product development and management capabilities, and just over one-third of our employees work in product development, quality assurance or technical documentation roles. Our products perform across different combinations of existing infrastructure within our customers’ IT configurations, thus we spend a significant amount of our R&D efforts to ensure that our products work consistently within heterogeneous IT environments. For example, a particular customer that deploys an Oracle financial application on an Oracle application server with an Oracle database may get different performance characteristics than another customer who deploys the same application on an IBM application server with a DB2 database. We test, evaluate and build capabilities within our products that help our customers manage these subtle differences, and this requires an extended effort to capture the potential and associated combinations and permutations of our customers’ infrastructures. A large proportion of our R&D organization supports and develops existing product lines. As we increasingly seek new product opportunities within emerging markets, we have, at times, successfully leveraged our expertise from current products. An example of this is our entrance into the SharePoint market with products that share technical aspects found in a few of our other products. In other instances where time to market is essential, we have supplemented our own technical efforts with technology and products from acquired companies. For example, key technology components of our vFoglight® capabilities were derived from the inter-relationship between the R&D teams of Quest and a company that we acquired, Vizioncore.

In building our products, we stress technical innovation and depth; ease of deployment; ease of use; and tangible, readily articulated and measurable customer benefits. We sell our products primarily through our direct field sales force, our telesales organization and via indirect sales through resellers and distributors. We are a global company with offices located throughout the world.

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

Products

We market products grouped into six solution families: 1) Database Management, 2) Performance Monitoring, 3) Data Protection, 4) User Workspace Management, 5) Windows Server Management, and 6) Identity and Access Management. The capabilities and some major products of each solution family are as follows:

DATABASE MANAGEMENT

Our Database Management solution portfolio includes tools that provide intuitive interfaces and built-in expert advice to simplify development; automated code-testing to streamline deployment of accurate code to production; cross-platform database modeling software to speed and simplify everyday database design and modification tasks; and in-depth visibility into, and control over, Oracle E-Business Suite and PeopleSoft applications. Our Database Management products include:

•	Toad® for Oracle combines deep functionality with extensive automation and intuitive workflows to ensure the greatest possible productivity in development and administration of Oracle databases.

•	Toad® for Cloud Databases provides a SQL-based interface that makes it simple for IT to generate queries, migrate, browse, and edit data, as well as create reports and tables in a familiar SQL view.

•

Benchmark Factory® for Databases is a database performance testing tool that allows IT to conduct database workload replay, industry-standard benchmark testing, and scalability testing. It helps deploy changes to the database environment, reducing the risks associated with patches, upgrades, migrations, and adjustments to virtual machine configurations through the incorporated load testing tools.

•	Toad® Data Modeler helps create high-quality data models and easily deploy accurate changes to data structures.

•

Stat® for Oracle E-Business Suite is a change management and version control solution that provides increased visibility into, and control over, application change, allowing an organization to be more responsive to change.

PERFORMANCE MONITORING

Our Performance Monitoring solution portfolio helps manage and resolve performance issues to improve user satisfaction and ensure that primary enterprise software applications meet the needs of the business. Our solutions have the capability to detect, isolate and resolve response-time issues; simplify management of the application server, the user transactions running through it, and the underlying infrastructure; provide simplified, consistent performance monitoring and management across heterogeneous database platforms; perform performance monitoring and capacity management of complex VMware ESX and Hyper-V environments; and provide full visibility of network resources and their metrics – including hardware, operating systems, virtualization, databases, middleware, applications, and services. Our Performance Monitoring products include:

•

Foglight® End User Business Analysis Suite provides the visibility needed to understand how users are interacting with a web site. This information empowers the organization to grow revenue through increased customer satisfaction.

•

Foglight® for Oracle E-Business Suite helps manage the availability of Oracle E-Business Suite applications. By monitoring performance degradations or application availability issues, Foglight plays a vital role in increasing the business value and lowering the total cost of ownership of the Oracle E-Business Suite.

•

Foglight® for Oracle provides constant remote database monitoring and correlates performance data from across the technology stack. It extends the capabilities of basic database monitoring software, and empowers IT to take action immediately to maximize Oracle database resources.

•

vFoglight offers a single solution for performance monitoring and capacity management of complex VMware ESX and Hyper-V environments. It helps optimize resources, monitor performance, plan for growth, and allocate costs across virtual, physical, and cloud infrastructures.

DATA PROTECTION

Our Data Protection solution portfolio provides backup and data recovery across multiple physical, virtual and application environments. Our disaster recovery solutions protect the most critical applications and data with a combination of backup, replication and conversion capabilities, and our high availability solution for Oracle databases helps streamline the data replication process by replicating only what is needed. Our portfolio also includes data replication solutions that support physical, virtual and database platforms, as well as data deduplication, archiving, and continuous data protection solutions. Our Data Protection products include:

•	vRanger® provides fast, easy-to-manage technology for VMware ESX and ESXi backup and replication, while minimizing the impact on network and storage requirements.

•

NetVault® Backup is a cross-platform backup and recovery solution that safeguards data and applications in both physical and virtual environments, from one intuitive console. This scalable enterprise solution supports many server and application platforms, and its intuitive interface requires minimal experience to operate.

•

NetVault® Replicator is a data replication solution offering simplified, cross-platform replication for Windows, Linux, Solaris and Mac OS X file-system data. It captures byte-level changes at the source and efficiently replicates those changes to one or many destinations, to simplify disaster recovery planning, remote office data protection and data synchronization.

•

NetVault® FastRecover enables instant recovery after corruption or data loss. Patented Virtual On-Demand Recovery™ (VODR) technology delivers immediate availability of mission-critical applications with no need to wait for the full recovery before end users can resume activities.

•

NetVault® Smartdisk delivers disk-to-disk backup and data deduplication that significantly reduce storage costs. With powerful, byte-level, variable block deduplication, and advanced data compression, the disk backup storage footprint can be reduced by up to 90 percent.

WINDOWS SERVER MANAGEMENT

Our Windows Server Management solution portfolio helps move and restructure user accounts, data and systems without impacting users or business productivity. Our migration and consolidation solutions analyze the source system, assess the impact of a proposed migration, enable coexistence between two platforms during the migration, and restructure and perform clean up after the migration. Our solutions can accommodate the most complex migration scenarios. Our Windows Server Management products include:

•	MessageStats® reduces the complexity of email reporting and analysis across legacy and newly implemented platforms.

•	Server Administrator for SharePoint provides maximum insight into the SharePoint server and farm configuration and customizations.

•

Coexistence Manager for Notes ensures interoperability between Notes and Exchange 2007/2010, Exchange Online and hosted Exchange. It ensures the accuracy of email and calendar data, and preserves end-user collaboration by synchronizing directories and providing free/busy look ups between platforms.

•	Migrator for Cloud Email securely migrates user accounts and data from on-premises versions of Microsoft Exchange and Google Gmail to Microsoft Office 365 and Live@edu environments.

•

Migration Manager for SharePoint helps migrate and consolidate SharePoint 2003 and SharePoint 2007 content directly to SharePoint 2010, as well as reorganize SharePoint 2007 and 2010 site structures to streamline information access, optimize content storage and enhance recovery time objectives.

IDENTITY & ACCESS MANAGEMENT

The Quest One Identity Solutions portfolio offers the full spectrum of single sign-on (SSO), regardless of which systems, applications or databases are used; automated, codeless, business-driven provisioning of user identities and access privileges enterprise-wide; role-based management that granularly defines and administers roles; and identity intelligence through a single, well-controlled, and flexible Identity & Access Management structure that adjusts as needs and systems evolve. Our solution portfolio also offers multifactor authentication that provides strong alternatives to traditional username/password authentication; and password management tools that address many of the most pressing password management issues facing complex heterogeneous enterprises. Quest Identity & Access Management solutions also offer privileged account management; framework optimization; and regulation-specific auditing, reporting, retention, and alerting that allow IT to react to compliance problems quickly. Our Identity & Access Management products include:

•

Enterprise Single Sign-on bases all logins on a user’s existing Active Directory identity, requires no cumbersome infrastructure and streamlines both end-user management and enterprise-wide administration of single sign-on.

•

ActiveRoles® Server provides strictly enforced role-based security, automated group management, workflow and easy-to-use web interfaces for self-service to achieve practical user and group lifecycle management for the Windows enterprise.

•

Quest® One Identity Manager streamlines the management of user identities, access privileges and security. Quest One Identity Manager offers advanced role-based access control management, while automating complex Identity and Access Management tasks at a fraction of the time and expense of traditional solutions.

•

Access Manager controls user and group access to resources throughout the Windows enterprise and network attached storage devices to meet security and compliance requirements, control operational costs and optimize infrastructure performance.

•

Defender® enhances security by enabling two-factor authentication to network, Web and applications-based resources. The solution uses the scalability and security of Active Directory for identity storage and management, enabling administrators to use their existing skill set to manage two-factor authentication, and eliminating the costs and time involved in setting up and maintaining proprietary databases.

•	Password Manager enables the end user to reset forgotten passwords securely, allowing administrators to implement stronger password policies while reducing the help desk workload.

•

Privilege Manager for Unix enhances security by protecting the full power of root access from potential misuse or abuse through fine-grained, policy-based control. Privilege Manager helps to define a security policy that stipulates who has access to which root function, as well as when and where individuals can perform those functions.

Services

Maintenance Services

Product maintenance and technical support services is critical to the successful marketing and sale of our products and the development of long-term customer relationships. We have a reputation for providing a high level of global customer support, and believe that this is a competitive differentiator. Initial enrollment in our customer support program for one year is bundled with a sale of a software license, and entitles a customer to problem resolution services, new functional enhancements of a product, and ongoing compatibility with new releases of the database, application or other platforms supported by the product. Annual renewals are offered thereafter. We also offer multi-year support. Customer support is provided domestically through our offices in Aliso Viejo, and internationally through our offices in Europe, Canada and Singapore. We also offer SupportLink, a customer portal on our website, where customers can find product information and downloads, answers to questions, video tutorials, access to our various Quest communities, and many other support-related resources.

Professional Services

Our professional services include pre- and post-sales consulting, as well as education and training. Our consulting services include a wide range of offerings such as assistance with optimization; migration; simplifying an infrastructure or increasing its responsiveness; and installation and systems integration for the deployment of Quest products. We offer our consulting and training services with the initial deployment of our products, as well as on an ongoing basis to address the continuing needs of our customers. Our consulting and training services staff is located throughout the Americas, Europe and APAC, enabling us to perform installations and respond to customer demands across our global customer base.

We also have relationships with resellers, professional service organizations and system integrators including Accenture, Avanade, IBM and others, which include participation in the deployment of our products to customers. These relationships help promote Quest products and provide additional technical expertise that enables us to provide the full range of consulting and training services our customers may require to deploy our products.

We offer product education courses to train our business partners and customers on the implementation and use of our products. Product training is provided at our headquarters, online and at customer sites, as well as other regional and international locations.

Sales, Marketing and Distribution

We market and sell our products and services worldwide primarily through our direct sales organization, our telesales organization and via indirect sales channels with a group of value added resellers (“VARs”) and distributors. Given the nature of our sales model and product price points, we generally transact significant sales volume at the end of a quarter, with the largest amount of the yearly volume occurring during the fourth quarter. However, our Federal government business typically has the highest volume during the third quarter, which coincides with the federal government fiscal year and budget cycle. As of December 31, 2011, we had 1,611 full-time sales and marketing employees, of whom 1,440 were full-time, sales representatives. We have 333 pre-sales systems engineers who work with our field sales teams to provide technical assistance and demonstrations to sales prospects. We have continued to invest in this area, and have supplemented our direct sales organization with an indirect sales channel that includes companies such as Dell and HP, in addition to resellers focused on governmental and commercial business. This activity requires broad-based programs to recruit, manage and expand our support operations to grow these relationships. We also employ local resellers in certain international territories not covered by our local sales offices.

We have sales offices throughout the world to facilitate close contact between current and potential customers and our field sales organization. Sales that originate outside of the United States are generally denominated in the foreign currency of the country of origin. As such, we have exposure to fluctuations in foreign exchange rates, which for the year ending December 31, 2011 contributed approximately $8.4 million to our overall increase in total revenues, when comparing 2011 average monthly rates to 2010.

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

Research and Development

We believe that strong research and product development capabilities are essential to enhancing our core technologies and developing additional products. Quest products typically exhibit innovative capabilities, strong product engineering and rich user interfaces. Our commitment to ongoing product development is reflected in our investments in R&D, which were $166.2 million, $151.9 million and $144.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. We have actively recruited key software engineers and developers with expertise in the areas of Oracle technologies, Java, Microsoft infrastructure technologies, ERP, virtualization, and CRM systems. We have also built up these competencies through acquisitions. In addition to the U.S., we have significant product development operations in Canada, Australia, Russia, Israel and China. Our internal R&D is supplemented by our acquisition strategy, which is focused primarily on emerging companies with recently developed and in-process technologies.

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

We compete, in some instances, with the platform vendors of databases, applications, infrastructure, and other systems our products are designed to support. If these vendors include similar or equivalent functionality relative to our software as standard features of their underlying product, our revenues could be adversely affected. For example, competition with Oracle over the last several years has materially reduced license revenues generated by certain of our database management products, and has negatively impacted the growth rate of license revenues associated with our Oracle database development tools. Microsoft has continually upgraded the functionality of its platform offerings, which we believe will increase competitive pressure for our products in the future.

We also compete with other vendors of database, performance monitoring, Windows, and data protection tools. Public and private companies with whom we compete include:

•	Oracle, BMC Software and CA in the Database Management product areas

•	IBM/Tivoli, HP Software, CA, Compuware, and BMC Software in the Performance Monitoring product areas

•	Symantec, NetIQ, Oracle and Sailpoint in the Windows Server Management product areas

•	CommVault, Symantec and Veeam in the Data Protection product areas

•	Oracle, IBM/Tivoli, Novell, and CA in the Identity & Access Management product areas

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

Seasonality

We have experienced seasonality in our orders and revenues. We typically achieve the highest levels of orders and revenues for the year in the fourth quarter, which levels are usually higher than we achieve in the first quarter of the following year. As mentioned above, our U.S. government business typically experiences the highest volume during our third quarter in conjunction with the end of the fiscal year for the federal government. We believe that, in general, historical seasonality results primarily from the budgeting cycles of our customers, which typically are higher in the third and fourth quarters and, to a lesser extent, from the structure of our sales commission program. In addition, the tendency of some of our customers to wait until the end of a fiscal quarter to finalize orders has resulted in higher order volumes towards the end of the quarter. These factors, combined with the relatively fixed nature of our expenses, leads to seasonality of income from operations. We expect this seasonality to continue in the future.

Proprietary Rights

We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws, and contractual restrictions to establish and protect proprietary rights in our products and services. The source code for our products is protected both as a trade secret and as an unpublished copyrighted work. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization. In addition, the laws of various countries in which our products may be sold may not protect our products and intellectual property rights to the same extent as the laws of the U.S. Our competitors may independently develop technologies that are substantially equivalent or superior to our technology. Please refer to Note 17 – Commitments and Contingencies of our Notes to Consolidated Financial Statements for discussions on patent litigation.

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

Although we believe our products and services, and other proprietary rights, do not infringe upon the proprietary rights of third parties, third parties may assert intellectual property infringement claims against us in the future. Any such claims may result in costly, time-consuming litigation and may require us to enter into royalty or cross-license arrangements. Please refer to Note 17 – Commitments and Contingencies of our Notes to Consolidated Financial Statements for discussions on patent litigation.

We have trademarks and registered trademarks in the United States and other countries, including Quest, Quest Software, the Quest Software logo, Simplicity at Work, AccessManager, Active Administrator, ActiveDL, ActiveEntry, ActiveGroups, ActiveRoles, Akonix, Asempra, BakBone, Benchmark Factory, Big Brother, Box& Wave design, BridgeAccess, BridgeAutoEscalate, BridgeSearch, BridgeTrak, ChangeAuditor, Data Replicator, DataFactory, Defender, DeployDirector, Desktop Authority, Directory Analyzer, Directory Script, DS Analyzer, DS Expert, DS Proxy, Enterprise Security Explorer, ERDisk, FastLane, File System Auditor, FlashRestore, Foglight, GPOADmin, Help Desk Authority, I/Watch, InLook, InstantAssist, IntelliProfile, InTrust, iToken, JClass, JProbe, Kemma Software, KL Group and Design, Knowledge Xpert, Linked Structures design, LiteSpeed, LiveReorg, LogADmin, Mail Center, MessageStats, MultSess, NBSpool, NetBase, NetPro, NetVault, NetVault FastRecover, NetVault: TotalOps, NetVault SmartDisk; PacketTrap, PassGo, Patch Authority, PerformaSure, Point, Click, Done!, PowerGUI, Privilege Authority, QDesigner and design, Quest Central, Quest Distributed Monkey Engine, Quest vWorkspace Ready and design, RemoteScan, ReportADmin, RestoreADmin, ScriptLogic, Secure Copy, SecureWithin, Security Explorer, Security Lifecycle Map, SelectDL, SelfServiceADmin, SharePlex, Sitraka, Sitraka and droplet design, Spotlight, SQL Navigator, SQL Turbo, SQL Watch, SQLab Xpert, Stat, StealthCollect, Symlabs, Tag and Follow, TimeTrace, Toad, Toad (logo), T.O.A.D., Toad World, VaultDR, vConverter, vEcoShell, vFoglight, Vintela, Vizioncore, vKernel, Volcker Informatik AG, vRanger, vSpotlight, vToad, vWorkspace, WebDefender, Webthority, and XRT. Other trademarks and registered trademarks are the property of their respective owners.

Employees

As of December 31, 2011, we employed 3,850 full-time employees – including 1,611 in sales and marketing, 165 in consulting and training services and product fulfillment, 1,279 in research and development, 357 in customer service and support, and 438 in general and administrative, including information services personnel. We believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support, research and development, and general and administrative personnel. Like other software companies, we face intense competition for such personnel, and, at times, we have experienced, and continue to experience, difficulty in recruiting and retaining qualified personnel. None of our employees are represented by a labor union, although certain of our foreign employees are represented by workers’ councils and similar organizations. We have never experienced any work stoppages and we believe that our relationships with our employees are good.

Website Access to United States Securities and Exchange Commission Filings

Our website is located at http://www.quest.com. Information at that website address shall not be deemed incorporated by reference into this report. We make available, on or through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission, or SEC. Information contained on our website is not part of this Annual Report on Form 10-K. Members of the public may read and copy any materials we file with, or furnish to, the SEC, at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 on official business days during the hours of 10 a.m. to 3p.m. To obtain information on the operation of the Public Reference Room, please call the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information that we file electronically with the SEC.

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

Current economic conditions may harm our business and results of operations

In recent years, the U.S. and global economies have slowed dramatically as a result of a variety of serious problems, including turmoil in the credit, financial markets and sovereign debt, concerns regarding the stability and viability of major financial institutions, the state of the housing markets and volatility in worldwide stock markets. These economic conditions, which are beyond our control, could cause many of our existing and potential customers to delay or reduce purchases of our products or services for some time, which in turn could harm our business by adversely affecting our revenues, results of operations, cash flows and financial condition. We cannot predict the duration of these economic conditions or the impact they will have on our customers or business.

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

To maintain our competitive position, we must continue to enhance our existing products and develop new products and services, functionality, and technology that address the increasingly sophisticated and varied needs of our customers and prospective customers. This requires significant investment in research and development resources and capabilities, involves significant technical and business risks and requires substantial lead-time and significant investments in product development. If we fail to anticipate new technology developments, customer requirements, industry standards, or if we are unable to develop new products and services that adequately address these new developments, requirements, and standards in a timely manner, or if we are incapable of timely bringing new or enhanced products to market, our products and services may become obsolete, we may not generate suitable returns from our research and development investments, and our ability to compete may be impaired, our revenue could decline, and our operating results may suffer.

A large portion of our revenue has been attributable to the growth of our Windows Server Management products and services, and we have relied upon cash flow generation from our Windows Server Management products to fund sales, marketing and research and development initiatives associated with our other product areas. We cannot provide any assurance that we will sustain or grow the revenues we derive from these product areas. In addition, over the last few years we have committed significant resources to development of new and enhanced application management products and have realigned our sales and services organizations to address anticipated business opportunities presented by our expanding application management product and services lines. We cannot provide any assurance that this strategy will be successful or that the release of our enhanced application management products or other new products or services will increase our revenue growth rate.

Our quarterly operating results will fluctuate in future periods and, as a result, we may fail to meet expectations of investors and analysts, causing our stock price to fluctuate or decline

Our revenues and operating results will vary significantly from quarter-to-quarter due to a number of factors. These factors include the following:

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

•	changes in U.S. GAAP that affect the timing of reporting revenues and costs;

•	as discussed elsewhere within this section, Item 1A. Risk Factors, changes in foreign currency exchange rates and tax rate could affect our quarterly results;

•	the extent to which our customers renew their maintenance contracts with us;

•	exposure to general economic conditions and reductions in corporate or public sector IT spending (See “Current economic conditions may harm our business and results of operations”);

•	changes in our level of operating expenses and our ability to control costs;

•	customers opting to license our products for a fixed term rather than on a perpetual basis which defers the accounting recognition of such license revenue;

•	our ability to attain market acceptance of new products and services and enhancements to our existing products;

•	our ability to introduce new products or enhancements to existing products and services in a timely manner;

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

•

our ability to maintain vendor-specific objective evidence of fair value as used in applying U.S. GAAP via market acceptance of our legacy pricing practices or via market acceptance related to new pricing practices;

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

In addition, the timing of our software product revenues is difficult to predict and can vary substantially from product-to-product and customer-to-customer. We budget certain of our operating expenses on our expectations regarding future revenue levels. The timing of larger orders and customer buying patterns are difficult to forecast. Therefore, we may not learn of shortfalls in revenue or earnings or other failures to meet our expectations until late in a particular quarter. As a result, if total revenues for a particular quarter are below our expectations, we would not be able to proportionately reduce operating expenses for that quarter.

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

In periods of poor economic conditions, our exposure to credit risk and payment delinquencies on our accounts receivable increases

Our outstanding accounts receivables are generally not secured. In addition, our standard terms and conditions permit payment within a specified number of days following the receipt of our product. While we have procedures to monitor and limit exposure to credit risk on our receivables and have not suffered any material losses, there can be no assurance that such procedures will continue to effectively limit our credit risk and avoid losses. As economic conditions have deteriorated, certain of our customers have faced and may face liquidity concerns and have delayed and may delay or may be unable to satisfy their payment obligations, which could have a material adverse effect on our financial condition, operating results and cash flows.

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

Variations in the size and timing of our customer orders and differing nature of our products and services could expose us to revenue fluctuations and higher operating costs

Our license revenues in any quarter are substantially dependent on orders booked and delivered in that quarter. Our revenues in a given quarter could be adversely affected if we are unable to complete one or more large license transactions or if the contract terms were to prevent us from recognizing revenue during that quarter. The sales cycles for certain of our software products can last from three to nine months or longer and often require pre-purchased evaluation periods and customer education, which can affect timing of orders. Further, we have often booked a large amount of our sales in the last month, weeks or days of each quarter and delays in the closing of sales near the end of a quarter could cause quarterly revenue to fall short of anticipated levels. Finally, while a portion of our revenues each quarter is recognized from previously deferred revenue, our quarterly performance will depend significantly upon current order volumes to generate license revenues for that quarter. These factors may cause significant periodic variation in our license revenues. In addition, we incur or commit to operating expenses based on anticipated revenue levels, and generally do not know whether revenues in any quarter will meet expectations until the end of that quarter.

Our product portfolio is engineered for a broad variety of operating system, database and application platforms, and has a diverse set of functions and features. Some products, such as our database management products and other component products, are directed at database administrators and are generally sold at lower price points, and we strive to generate demand for these products through our telesales organization and marketing programs designed to maximize lead generation and website traffic. Sales of other, enterprise-wide products, primarily SharePlex, Foglight, Identity and Access Management products and desktop virtualization products, require substantial time and effort from our sales and support staff as well as involvement by our professional services organizations and, to an increasing degree, our systems integrator partners. Large individual sales, or even small delays in customer orders, can cause significant variation in our license revenues and adversely affect our results of operations for a particular period. Historically, we have not placed significant reliance on large sales transactions in any given quarter, with a substantial volume of our revenues being driven from smaller transactions. However, if we encounter difficulty sustaining our component product volumes, and cannot generate a sufficient number of large customer orders, or if customers delay or cancel such orders in a particular quarter, our revenues and operating results may be adversely affected. For these reasons, we face increasing complexity in building and sustaining the optimum combination of field and inside sales personnel to address the various and changing sales and distribution characteristics of our products, which in turn impacts our ability to manage and minimize our sales and marketing costs.

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

Our migration products for Microsoft’s Active Directory and Exchange are vulnerable to fluctuations in the rate at which customers migrate to these products

Our migration products for Microsoft’s Active Directory and Exchange products contribute a significant portion of our Windows Server Management revenue. Our ability to sell licenses for our Active Directory and Exchange migration products depends in part on the rate at which customers migrate to newer versions of Microsoft’s Active Directory or to newer versions of Microsoft Exchange, and from other messaging platforms to Exchange or other directory services to Active Directory. If these migration rates were to materially decrease, our license revenues from these migration products would likely decline.

Many of our products are dependent on database or application technologies of others; if these technologies lose market share or become incompatible with our products, or if these vendors introduce competitive products or acquire or form strategic relationships with our competitors, the demand for our products could suffer

We believe that our success has depended in part, and will continue to depend in part for the foreseeable future, upon our relationships with providers of major database and enterprise software programs, including Oracle, IBM, Microsoft, VMware, Cisco, Symantec and SAP. Our competitive advantage consists in substantial part on the integration between our products and products provided by these major software providers, and our extensive knowledge of their products and technologies. If these companies for any reason decide to promote technologies and standards that are not compatible with our technologies, or if they lose market share for their database or application products, our business, operating results and financial condition could be materially adversely affected. Furthermore, these major software vendors could attempt to increase their presence in the markets we serve by either introducing products that compete with our products or acquiring or forming strategic alliances with our competitors. These companies have longer operating histories, larger installed bases of customers and substantially greater financial, distribution, marketing and technical resources than we do, as well as well-established relationships with many of our present and potential customers, and may be in better position to withstand and respond to the current factors impacting this industry. As a result, we may not be able to compete effectively with these companies in the future, which could materially adversely affect our business, financial condition, operating results and cash flows.

If we fail to manage our operations and grow revenue or fail to continue to effectively control expenses, our future operating results could be adversely affected

The scope of our operations, the number of our employees and the geographic area of our operations and our revenue have grown. In addition, we have acquired both domestic and international companies and in 2011, a controlling but not 100% interest, in a consolidated subsidiary. This growth and the assimilation of acquired operations and their employees could continue to place a significant strain on our managerial, operational and financial resources. To manage our current operations and any future growth effectively, we need to continue to implement and improve additional management and financial systems and controls. We may not be able to manage the current scope of our operations or future growth effectively and still exploit market opportunities for our products and services in a timely and cost-effective way.

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

Failure to develop and sustain additional distribution channels in the future may adversely affect our ability to grow revenues

We intend to direct additional efforts to drive domestic and international revenue growth through sales of our products and services through indirect distribution channels, such as global hardware and software vendors, systems integrators, or value-added resellers. Our recent acquisitions significantly increased the scope of business we conduct via indirect distribution channels. Our ability to increase future revenues depends on our ability to build out our channel organization and further expand our indirect distribution channels. If we fail in our efforts to maintain, expand and diversify our indirect distribution channels, our business, results of operations and financial condition could be adversely affected. Increasing activity in indirect distribution channels will present a number of additional risks, including:

•	we may face conflicts between the activities of our indirect channels and our direct sales and marketing activities, which may result in lost sales and customer confusion;

•	our channel partners can cease marketing and distributing our products and services with limited or no notice and with little or no penalty;

•	our channel partners may not be able to effectively sell our products and services;

•	our channel partners may experience financial difficulties that might lead to delays, or even default, in their payment obligations;

•	we may not be able to recruit additional channel partners, or replace any of our existing ones;

•	our channel partners may also offer competitive products and services, and may not give priority to marketing our products or services; and

•	our channel partners may not adopt or fully accept new or revised channel pricing programs nor give priority to such programs when selling our products or services.

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

Our international operations expose us to certain risks

We maintain research and development operations in Canada, Australia, Russia, United Kingdom, China, Czech Republic, Hong Kong and Israel, and we also have significant sales activities around the globe. As a percentage of total revenues, revenues outside of the Americas were 38.6%, 34.6% and 32.8% for the years ended December 31, 2011, 2010 and 2009, respectively. As a result, we face risks from our international operations, including, among others:

•	difficulties in staffing, managing and operating our foreign operations;

•	difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations;

•

difficulties in adapting our existing foreign operations, particularly in Asia, to the control structure and requirements of a U.S. public entity given the historical environment and cultural approach to conducting business in Asian countries;

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

•

activities by our employees, contractors or agents, especially in countries with developing economies, that are prohibited by U.S. laws and regulations such as the Foreign Corrupt Practices Act and by local laws prohibiting corrupt payments to government officials, in spite of our policies and procedures designed to ensure compliance with these laws;

•	wage inflation in foreign countries where we have historically benefited from relatively low labor costs;

•

integrating the foreign operations of our acquisition targets, including our BakBone acquisition, which significantly expands our presence in the Asia-Pacific (“APAC”) region, particularly in Japan; and

•	transition challenges arising from our newly-opened Business Operations and Advanced Technology Center for our EMEA region in Cork, Ireland and from downsized operations elsewhere in our EMEA region.

Operating in international markets also requires significant management attention and financial resources and places additional burdens on our management, administrative, operational and financial infrastructure. We cannot be certain that investment and additional resources required in establishing facilities in other countries will produce desired levels of revenue or profitability. In addition, we have limited experience in developing localized versions of our products and marketing and distributing them internationally.

Cash earned by our foreign subsidiaries is held at those subsidiaries and transferring this cash to the United States could have a negative impact on our earnings

A substantial portion of our cash balances result from the operations of, and are held by, our foreign subsidiaries. The repatriation of cash balances from certain of our foreign subsidiaries to fund our activities within the United States could have adverse tax consequences and be limited by foreign currency exchange controls. We do not plan to repatriate cash balances from our foreign subsidiaries to fund our operations within the U.S.

Acquisitions of companies or technologies may result in disruptions to our business and diversion of management attention, and may subject us to additional business challenges and risks

We have in the past made and we expect to continue to make acquisitions of complementary companies, products or technologies. Acquisitions require us to assimilate the operations, products and personnel of the acquired businesses and train, retain and motivate key personnel from the acquired businesses. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may subject us to liabilities and risks that are not known or identifiable at the time of the acquisition or may cause disruptions in our operations and divert management’s attention from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners. Certain acquisitions may subject us to additional business challenges and risks. For example, BakBone, our largest acquisition to date in terms of number of personnel and geographic scope, expands the breadth of our channel business, and significantly increases our presence in Japan and throughout the APAC region. We may have to use cash, incur debt or issue equity securities to pay for any future acquisitions. Use of cash or debt may affect our liquidity and use of cash could reduce our cash reserves and reduce our financial flexibility. The issuance of equity securities for any acquisition could be substantially dilutive to our stockholders. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for intangible assets with indefinite useful lives. In consummating acquisitions, we are also subject to risks of entering geographic and business markets in which we have no or limited prior experience. If we are unable to fully integrate acquired businesses, products or technologies with our existing operations, we may not receive the intended benefits of an acquisition.

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings

We review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be evaluated for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, decrease in future cash flows, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, resulting in an impact on our results of operations.

Accounting for investments in companies may affect our operating results

We have made debt and equity investments in other software companies and venture capital and private equity funds. We regularly consider opportunities to make investments in other companies focused on software development or marketing activities, and expect from time to time to complete additional investments. These investments are risky because the market for the products and technologies being developed by these companies are typically in the early stages and may never materialize. We have recognized accounting charges due to the impairment of the value of our investments in the past and may need to do so again in the future if we determine that the estimated fair value is below the investment’s carrying value. If we are required to consolidate the operating results of these companies, use the equity method of accounting, or write down the value of our cost method investments, our operating results may be adversely affected.

Our investment portfolio may become impaired by deterioration of the capital markets

We invest our cash balances in high-quality issuers and limit the amount of credit exposure to any one issuer other than the United States government and its agencies. Our cash equivalent and investment portfolio as of December 31, 2011 consists of money market funds, deposit accounts, U.S. treasury securities, U.S. agency securities, corporate notes/bonds and certificates/term deposits. Our investments are subject to general credit, liquidity and market and interest rate risks. As a result, we may experience reductions in value or loss of liquidity of our investments. In addition, should any investment cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio could have a material adverse effect on our business, results of operations, liquidity, and financial condition. Please refer to Note 4 – Cash and Cash Equivalents and Investments of our Notes to Consolidated Financial Statements for additional information about our cash equivalents and investment portfolio.

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

Maintenance revenue growth could decline

Our services revenues arising from maintenance services have increased over the last four years as a result of a growing base of installed products. Declines in our license bookings, adverse changes in our foreign currency exchange rates, increased discounting in maintenance renewal bookings and/or a reduction in the extent to which our customers renew maintenance contracts could lead to declines in our maintenance revenue growth rates. As maintenance revenue makes up a substantial portion of our total revenue, any decline in our maintenance revenue could have an adverse impact on our business and financial results.

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

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, and to determine the validity and scope of the proprietary rights of others. Any such resulting litigation, whether successful or unsuccessful, could result in substantial costs and diversion of management and financial resources, which could harm our business. Please refer to Note 17 – Commitments and Contingencies of our Notes to Consolidated Financial Statements for details of our patent litigation.

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

Third parties may claim that our software products or services infringe on their intellectual property rights, exposing us to litigation that, regardless of merit, may be costly to defend

Our success and ability to compete are also dependent upon our ability to operate without infringing upon the proprietary rights of others. Third parties may claim that our current or future products infringe their intellectual property rights. Any such claim, with or without merit, could have a significant effect on our business and financial results. Any future third party claim could be time consuming, divert management’s attention from our business operations and result in substantial litigation costs, including any monetary damages and customer indemnification obligations which may result from such claims. In addition, parties making these claims may be able to obtain injunctive or other equitable relief affecting our ability to license the products that incorporate the challenged intellectual property. As a result of such claims, we may be required to obtain licenses from third parties, develop alternative technology or redesign our products. We cannot be sure that such licenses would be available on terms acceptable to us, if at all. If a successful claim is made against us and we are unable to develop or license alternative technology, our business and financial results and position could be materially adversely affected. Please refer to Note 17 – Commitments and Contingencies of our Notes to Consolidated Financial Statements for details of our patent litigation.

Our business may be adversely affected if our software contains errors or security flaws, if we suffer breaches of data or network security, or if management software products provided by third party vendors experience similar issues or outages

The software products we offer are inherently complex. Despite testing and quality control, we cannot be certain that errors or security flaws will not be found in current versions, new versions or enhancements of our products after commencement of commercial shipments. Significant technical challenges also arise with our products because our customers purchase and deploy our products across a variety of computer platforms and integrate them with a number of third-party software applications and databases. If new or existing customers have difficulty deploying our products or require significant amounts of customer support, our operating margins could be harmed. Moreover, we could face possible claims and higher development costs if our software contains undetected errors or security flaws or if we fail to meet our customers’ expectations. In addition, we use business management software products provided by third parties such as salesforce.com, and security flaws or outages in such products would adversely affect our operations. As a result of the foregoing, we could experience:

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

Natural disasters or power outages could disrupt our business

A substantial portion of our operations is located in California, and we are subject to risks of damage and business disruptions resulting from earthquakes, floods, wildfires and similar events, as well as from power outages. We have in the past experienced limited and temporary power outages in our California facilities due to power shortages, and in the future we may experience additional power losses. While the impact to our business and operating results has not been material, we cannot assure you that natural disasters or power outages will not adversely affect our business in the future. Since we have limited redundancy in our networking infrastructure, a natural disaster or other unanticipated problem could have an adverse effect on our business, including both our internal operations and our ability to communicate with our customers or sell and deliver our products.

Personnel turnover and failure to attract and retain personnel may negatively impact our business

Our success and ability to compete depends largely on the continued contributions of our key management, sales, engineering, marketing, support, professional services and finance personnel. We experience turnover throughout our organization and some key positions are held by people who are new to the Company or to their roles. We have an especially high number of new personnel within our overseas sales senior leadership team. If these people are unable to quickly become familiar with the issues they face in their roles or are not well suited to their new roles, then this could result in the Company having problems in executing its strategy or in reporting its financial results. We are highly dependent upon the talents, relationships and contributions of a few executives and have no guarantee of their retention. We have been targeted by recruitment agencies seeking to hire our key management, finance, engineering, sales and marketing and professional services personnel.

We use stock options as a component of our employee compensation program to align employees’ interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. We have also used restricted stock units (“RSUs”) to compensate and retain key employees and to align the interests of our employees and stockholders. For example, beginning in 2008 we designed an employee reward program for key employees, which provide us with the ability to make awards under the program in the form of RSUs or stock options. If we are unable to hire or retain qualified personnel, or if newly hired personnel fail to develop the necessary skills or fail to reach expected levels of productivity, our ability to develop and market our products will be weakened.

Our revolving line of credit agreement and our loan agreement limit our flexibility in managing our business, and defaults of any financial and non-financial covenants in these agreements could adversely affect us

Our revolving line of credit agreement with Wells Fargo Capital Finance LLC, as well as our loan agreement with Mutual of Omaha Bank which is secured by our real property at our headquarters in Aliso Viejo, California, impose operating restrictions on us in the form of financial and non-financial covenants (please refer to Note 8 – Loans Payable of our Notes to Consolidated Financial Statements for additional details). These restrictions limit the manner in which we can conduct our business and may restrict us from engaging in favorable business opportunities. These restrictions limit our ability, among other things, to incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividend payments, and dispose of assets. If we were to fail to comply with these covenants and not obtain a waiver from our lenders, we would be in default under these agreements, in which case our lenders could, among other things, terminate the facilities, demand immediate repayment of any outstanding amounts, and foreclose on our collateral.

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

The Oracle upgrade project will require changes to certain aspects of our existing system of internal controls over financial reporting. If we encounter unanticipated delays in upgrading our systems and implementing new systems, we may be unable to complete our testing of internal controls within the required time periods, which could create a material weakness or significant deficiency in our overall internal controls. Due to the number of controls examined, the complexity of our processes, and the subjectivity involved in determining the effectiveness of controls, we cannot be certain that, in the future, all of our controls will continue to be considered effective by management or, if considered effective by our management, that our external auditors will agree with such assessment. Consequently, we could be subject to regulatory sanctions or lose investor confidence in the accuracy or completeness of our financial reports. Management believes that it has taken the necessary steps to monitor and maintain appropriate internal controls during this implementation period and that our internal controls have been enhanced by the new financial accounting system.

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

Failure to maintain effective internal control over financial reporting could cause investors to lose confidence in our reported financial information and have a negative effect on our business

Pursuant to rules adopted by the SEC implementing Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to assess the effectiveness of our internal controls over financial reporting and report whether such internal controls are effective. Our management’s assessment for the year ended December 31, 2011 identified a material weakness in our internal control over financial reporting with respect to our income tax provision process. As a result, our management has concluded that our internal control over financial reporting was not effective as of the end of our fiscal year 2011. See Item 9A, Controls and Procedures, of this Report for more information on this matter. As a result of this material weakness and any future weakness or deficiency in our internal control over financial reporting, investors could lose confidence in our financial reports, we could be subject to sanctions or investigations by the NASDAQ Global Market, the Securities and Exchange Commission, or other regulatory authorities, our ability to obtain financing on favorable terms or at all could be affected, and the market price of our common stock could be adversely affected.

Our stock price could become more volatile and your investment could lose value

All of the factors discussed in this section could affect our stock price. The timing of announcements in the public market regarding new products, product enhancements or technological advances by our competitors or us, and any announcements by us of acquisitions, major transactions, or management changes could also affect our stock price. Changes in the amounts and frequency of our share repurchases could adversely affect our stock price as well. Our stock price is subject to speculation in the press and the analyst community, changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock, our credit ratings, and market trends unrelated to our performance. In addition, if the market for technology stocks, or the stock market in general, experiences uneven investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results, or financial condition. A significant drop in our stock price could expose us to the risk of securities class actions lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

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

Location	Area Leased (sq. ft.)	Lease Expiration
Dublin, Ohio	51,307	August 2013
St. Petersburg, Russia	38,470	December 2015
Cork, Ireland	29,704	October 2012
Zhuhai, China	29,447	October 2013
Maidenhead, England	28,627	December 2015
Ontario, Canada	27,263	May 2013
Toronto, Canada	27,237	December 2013
Austin, Texas	26,943	December 2012
Boca Raton, Florida	25,909	April 2015
Halifax, Canada	25,047	July 2013
Buffalo Grove, Illinois	21,677	March 2017

We believe that our properties are in good condition, adequately maintained and suitable for the conduct of our business. Certain of our lease agreements provide options to extend the lease for additional specified periods. For additional information regarding our obligations under leases, please refer to Note 17 – Commitments and Contingencies of our Notes to Consolidated Financial Statements.

Item 3.	Legal Proceedings

The information set forth under Note 17 - Commitments and Contingencies of our Notes to Consolidated Financial Statements, included in Part IV, Item 15, Financial Statements, of this Report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled Part I, Item 1A, Risk Factors, of this Report.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on The Nasdaq Global Select Market (formerly the NASDAQ National Market) under the symbol “QSFT.” The following table sets forth the high and low sale prices on The Nasdaq Global Select Market for our common stock for the periods indicated.

	High	Low
2011:
First Quarter	$28.47	$23.65
Second Quarter	26.15	20.74
Third Quarter	23.36	14.61
Fourth Quarter	20.12	14.67
2010:
First Quarter	$18.73	$15.16
Second Quarter	20.60	15.93
Third Quarter	25.04	17.36
Fourth Quarter	28.20	23.56

Holders

On February 10, 2012, the closing sale price of our common stock on The Nasdaq Global Select Market was $21.30 per share. As of February 10, 2012, there were 122 holders of record of our common stock (not including beneficial holders of shares held in “street name”).

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

Issuer Purchases of Equity Shares

The table below summarizes information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended December 31, 2011 (please refer to Note 12 – Stockholders’ Equity of our Notes to Consolidated Financial Statements for information with respect to the entire year).

Period	Total Number of Shares of Common Stock Purchased (1)	Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions)
Oct. 1, 2011 through Oct. 31, 2011	334,203	$15.70	334,203	$68.0
Nov. 1, 2011 through Nov. 30, 2011	—	$—	—	$68.0
Dec. 1, 2011 through Dec. 31, 2011	—	$—	—	$68.0

Total	334,203	$15.70	334,203	$68.0

(1)	In May 2011, our Board of Directors authorized a stock repurchase program covering up to $200 million of our common stock. Any stock repurchases may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans. Rule 10b5-1 permits Quest to establish, while not in possession of material nonpublic information, prearranged plans to buy stock at a specific price in the future, regardless of any subsequent possession of material nonpublic information. The timing and actual number of shares repurchased will depend on a variety of factors including market conditions, corporate and regulatory requirements, and capital availability. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.

(2)	The price paid per share of common stock does not include the related transaction costs.

Performance Graph

The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for Quest Software, Inc., the NASDAQ Composite Index (the “NASDAQ Index”), and the S&P Systems Software Index (the “Industry Index”). The graph assumes $100 was invested in each of the Common Stock of Quest Software, the NASDAQ Index and the Industry Index on December 31, 2006. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

	Year ended/As of December 31
	2011 (1)	2010 (2)	2009 (3)	2008 (4)	2007 (5)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Revenues:
Licenses	$337,889	$320,683	$279,238	$334,083	$308,652
Services	519,526	446,414	415,998	401,294	322,329

Total revenues	857,415	767,097	695,236	735,377	630,981
Cost of revenues:
Licenses	10,913	8,303	7,581	8,586	6,111
Services	88,431	67,809	58,528	62,060	55,173
Amortization of purchased technology	23,774	16,101	19,393	20,231	14,459

Total cost of revenues	123,118	92,213	85,502	90,877	75,743

Gross profit	734,297	674,884	609,734	644,500	555,238
Operating expenses:
Sales and marketing	343,411	304,934	272,944	312,493	275,037
Research and development	166,191	151,896	144,370	153,464	122,592
General and administrative	110,198	84,808	76,748	84,954	81,758
Amortization of other purchased intangible assets	23,972	12,670	13,159	11,302	7,345
In-process research and development	—	—	—	955	220
Litigation loss provision, net (6)	—	—	19,025	—	—

Total operating expenses	643,772	554,308	526,246	563,168	486,952

Income from operations	90,525	120,576	83,488	81,332	68,286
Other (expense) income, net	(4,802)	(5,657)	2,549	1,030	22,422

Income before income tax provision	85,723	114,919	86,037	82,362	90,708
Income tax provision	33,657	16,352	15,678	14,319	27,589

Net income	52,066	98,567	70,359	68,043	63,119
Net loss attributable to noncontrolling interest (including $8,237 increase of redeemable noncontrolling interest to redemption value) (9)	(8,091)	—	—	—	—

Net income attributable to Quest Software, Inc.	$43,975	$98,567	$70,359	$68,043	$63,119

Net income per share attributable to Quest Software, Inc. stockholders:
Basic	$0.50	$1.09	$0.77	$0.65	$0.62

Diluted	$0.49	$1.06	$0.75	$0.64	$0.60

Weighted–average common shares outstanding:
Basic	87,104	90,411	91,926	104,192	101,819
Diluted	88,992	93,282	94,066	106,261	105,284

Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term and long-term investments (7)	$257,792	$492,829	$386,256	$260,362	$365,715
Total assets	1,697,651	1,635,584	1,465,138	1,345,659	1,319,130
Current and long-term portion of deferred revenue	499,838	424,385	372,138	338,712	285,660
Short-term obligations	202,313	93,818	114,049	88,804	96,302
Long-term obligations (8)	93,351	85,115	86,159	44,391	39,842
Redeemable noncontrolling interest (9)	22,000	—	—	—	—
Quest Software, Inc. stockholders’ equity	867,200	1,032,266	892,792	873,752	897,326

	Year ended/As of December 31
	2011 (1)	2010 (2)	2009 (3)	2008 (4)	2007 (5)
	(in thousands, except per share amounts)
Consolidated Balance Sheet Data:
Noncontrolling interest (9)	12,949	—	—	—	—
Total equity	880,149	1,032,266	892,792	873,752	897,326

(1)	In 2011, we completed eight acquisitions for total purchase consideration of approximately $240 million (please refer to Note 2 – Acquisitions of our Notes to Consolidated Financial Statements).
(2)	In 2010, we completed two acquisitions for total purchase consideration of $57.2 million (please refer to Note 2 – Acquisitions of our Notes to Consolidated Financial Statements).
(3)	In 2009, we completed one acquisition for total purchase consideration of $15.0 million (please refer to Note 2 – Acquisitions of our Notes to Consolidated Financial Statements).
(4)	In 2008, we completed five acquisitions for total purchase consideration of $144.3 million.
(5)	In 2007, we completed nine acquisitions for total purchase consideration of $157.1 million.
(6)	Litigation loss provision recorded during 2009 with our settlement of the shareholder class action relating to our completed stock option investigation.
(7)	As of December 31, 2011, includes $4.0 million of restricted cash related to our acquisitions and designated for payments relating to customer contracts that will be renewed under Quest licensing agreements. As of December 31, 2010, includes $0.5 million of restricted cash primarily related to bank guarantees for our office leases overseas. As of December 31, 2009, includes $0.8 million of restricted cash primarily designated for our acquisition of PacketTrap Networks, Inc. As of December 31, 2008, includes $2.4 million of restricted cash designated for the satisfying of certain indemnification obligations related to escrow agreements with acquired companies where Quest is the holder of the escrow money. As of December 31, 2007, includes $48.9 million of restricted cash designated for the acquisition of PassGo Technologies Limited which closed on January 2, 2008.
(8)	Includes $51.3 million, $41.4 million, $44.4 million, $40.8 million and $37.1 million as of December 31, 2011, 2010, 2009, 2008 and 2007, respectively, in long-term taxes payable recorded in compliance with provisions set forth in FASB’s standard on Accounting for Uncertainty in Income Taxes—An Interpretation of FASB’s standard on Accounting for Income Taxes, which we adopted on January 1, 2007.
(9)	During the fourth quarter of 2011, we acquired a 60 percent voting equity interest in Smarsh, Inc., a privately held company. The minority shareholder was granted the right to require us to purchase half of the 40 percent noncontrolling interest. This 20 percent noncontrolling interest is accounted for as redeemable noncontrolling interest because redemption is outside our control. As such, the redeemable noncontrolling interest is reported in the mezzanine section as temporary equity in our consolidated balance sheets. The remaining 20 percent is presented within total equity in our consolidated balance sheets. We present the amount of consolidated net income that is attributable to Quest Software, Inc. and the noncontrolling interest in our consolidated income statements. Net income per share is calculated based on net income attributable to Quest Software, Inc. stockholders. As of December 31, 2011, the carrying amount of the redeemable noncontrolling interest was increased to the redemption value of $22 million. The increase of $8.2 million was recorded in net loss attributable to noncontrolling interest, thereby directly affecting net income attributable to Quest Software, Inc. (please refer to Note 11 – Noncontrolling Interest of our Notes to Consolidated Financial Statements for additional details).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Our Company and Business Model

Quest Software, Inc. delivers simple-to-use IT management software that saves time and money across physical, virtual, and cloud environments. In each of our solution families –Database Management, Performance Monitoring, Data Protection, User Workspace Management, Windows Server Management, and Identity and Access Management – we concentrate on developing practical, innovative solutions to make IT tasks easier and less costly for our customers, who number more than 100,000 around the world. Our products are designed to simplify even the most complex IT tasks.

We have a diverse product portfolio that address customer needs across Windows technologies; databases; and applications in physical, virtual or cloud environments. We also offer support and professional services to our customers. The assistance of skilled support professionals is delivered through support centers located around the world. In addition, our professional services personnel are available to help with platform migrations and identity and access management, as well as optimizing, simplifying and extending IT infrastructure.

Our initial core competency as a database management company was built upon expertise within the Oracle database platform, where we assembled a portfolio of products to manage and speed the development on the platform. Today, Quest is best known for our Toad products, but we also offer many other types of database management, development and administration tools that help our customers improve IT productivity, and boost database performance for Oracle, SQL Server, DB2, MySQL, Sybase ASE and Visual Studio.

Foglight remains our flagship product and the largest revenue component of our Performance Monitoring product area, and we have continually evolved the development of products for this market. With the addition of vFoglight, which offers monitoring and capacity management of complex VMware ESX and Hyper-V environments, our solutions today simplify performance monitoring and management across multiple technologies (Java, .NET, virtual or physical servers, databases, networks), and also monitor the experience of users interacting with those applications to enable organizations to improve user satisfaction. Our Foglight and vFoglight solutions are complemented by the technology of vKernel, the leading provider of capacity planning products, which we acquired in November 2011.

Our broad portfolio of Windows management products spans most of our six solution families. These products simplify IT tasks on almost every Microsoft platform, and represent the largest portion of our total revenues. Today, Quest is one of Microsoft’s leading independent software vendors with solutions that help our customers automate, secure and extend Microsoft infrastructure and Windows desktops. In February 2011, we acquired e-DMZ Security to expand our Quest One Identity Solutions product portfolio for Identity and Access Management, adding significant functionality to our privileged account management solution. In June 2011, we continued our investment in Identity and Access Management with the acquisition of Symlabs, adding strong middleware technology capabilities to Quest One Identity Solutions, as well as expanding our migration capabilities for Active Directory, and across the enterprise. In October 2011, we acquired a 60 percent voting equity interest in Smarsh, the managed service leader in secure and reliable email archiving solutions for message compliance and records retention, proactive litigation readiness, and mail server data management. In December 2011, we acquired BitKOO to further extend the strength of Quest One Identity Solutions in access governance.

Our Data Protection product area grew out of our presence in the virtualization and cloud management market, into which we made our entrance with the acquisition of Vizioncore in 2005. In January 2011, we acquired BakBone Software to complement our data protection portfolio, particularly in the areas of virtual server backup and recovery. This acquisition brings additional technologies and products which provide data protection solutions across heterogeneous physical, virtual and application-level environments.

Our User Workspace Management product area was strengthened in May 2011, when we acquired RemoteScan to expand our presence in the workspace management market, increasing the range of peripherals and devices that Quest solutions support in virtualized Windows environments. In October 2011, we acquired ChangeBASE to take the next step to provide solutions that empower IT to deliver a productive, protected, dynamic user workspace on every device.

Strategic acquisitions and investments have been a key part of our corporate strategy. Over the past three years, we spent approximately $305 million on 11 acquisitions and invested approximately $40 million in 20 private companies. This strategic deployment of capital covered many of our existing solution families, including Data Protection; Identity & Access Management; and Performance Monitoring. We intend to continue to identify and acquire companies in adjacent or contiguous markets, as we have done in the past. We have also used acquisitions and investments to build upon or extend our core competencies with incremental technology to increase our existing product functionality or complete a key portion of a deliverable on the product roadmap.

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

We also provide consulting and training services that relate to the installation and configuration of our products, but do not include significant customization to or development of the underlying software code. Revenue allocated to consulting and training services is measured based on VSOE of fair value and recognized as the services are performed. Such revenues represented 11.1 percent, 10.4 percent and 9.1 percent of total services revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

Summary of Consolidated Financial Results

As discussed in more detail throughout our MD&A, for the year ended December 31, 2011 compared to the year ended December 31, 2010, we delivered the following financial performance:

•	Total revenues increased by $90.3 million, or 11.8%, to $857.4 million;

•	Total expenses increased by $120.4 million, or 18.6%, to $766.9 million;

•	Income from operations decreased by $30.1 million, or 24.9%, to $90.5 million;

•	Other expense, net decreased by $0.9 million, or 15.1% to $4.8 million;

•	Diluted earnings per share decreased by $0.57, or 53.8%, to $0.49;

•	Weighted average basic and diluted shares outstanding decreased from 90.4 million and 93.2 million in 2010 to 87.1 million and 89.0 million in 2011.

The comparison of our operating results for fiscal year 2011 against the same period in 2010 is impacted by our acquisitions, which are included only from their dates of acquisition. We acquired BakBone in the first quarter of 2011 to complement our data protection portfolio, particularly in the areas of physical server backup and recovery. The BakBone acquisition gives us additional technologies to provide data protection solutions across heterogeneous physical, virtual and application-level environments, enhancing our competitive position in the data protection market. During the fourth quarter of 2011, we acquired a 60 percent interest in Smarsh, Inc., a privately-held provider of secure and reliable email archiving solutions for message compliance and records retention, proactive litigation readiness, and mail server data management. In addition, we have acquired six other private companies in the year ended December 31, 2011. In our discussion of changes in our results of operations, we quantify the contribution of these 2011 acquisitions.

Our 2011 total revenues increased by 11.8% compared to the same period in 2010. Our Americas sales region, which includes United States, Canada and Latin America, contributed 61.4% of total revenues, and the rest of the world, comprised of our Asia Pacific (“APAC”) sales region and our Europe, Middle East and Africa (“EMEA”) sales region, contributed 38.6% of total revenues, as compared to 65.4% and 34.6%, respectively, in the same period last year. Our EMEA and APAC sales regions performed well throughout the year. Total revenues from our Americas sales region were comparable to the same period in 2010.

The increase in our total revenues was due to increased sales of our Windows migration and Identity and Access Management products and related services across all sales regions. The strength in our Windows migration products was due to our customers’ migration to Exchange Server 2010 and Sharepoint 2010. The continued need for IT system access controls to comply with existing and new regulations and the growing need to automate and control end-user access to IT resources are driving our Identity and Access Management growth. Our 2011 acquisitions contributed $44.8 million, or 49.6%, of the overall increase in total revenues compared to the same period in 2010.

Total revenues were positively impacted by the weak U.S. Dollar relative to certain non-U.S. Dollar currencies. This resulted in higher U.S. dollar equivalent sales for several currencies. Since certain of our international sales are denominated in these non-U.S. Dollar currencies, the positive impact from foreign currency exchange rates was $8.4 million when comparing average monthly 2011 rates to 2010.

Total expenses increased compared to the same period in 2010. Our expenses primarily consist of personnel costs, which include compensation, benefits and payroll related taxes and are primarily a function of our worldwide headcount. Our average full-time employee headcount for fiscal year 2011 increased to 3,827 compared to 3,336 for fiscal year 2010. Our average full-time employee headcount in locations outside of the United States was 1,866 for fiscal year 2011 compared to 1,517 for fiscal year 2010. The increase in our headcount in 2011 compared to 2010 was primarily due to our acquisitions. These acquisitions contributed $61.2 million, or 50.8%, of the overall increase in total expenses relating to their operating costs.

Our total expenses in fiscal year 2011 were impacted by the weak U.S. Dollar which resulted in higher U.S. Dollar equivalent expenses. Our total expenses in fiscal year 2011 increased by $14.5 million compared to the same period in 2010 as a result of the impact of foreign currency exchange rates when comparing average monthly 2011 rates to 2010.

Foreign Currency

While we are a U.S. Dollar functional company on a world-wide basis, we transact business and operate using multiple foreign currencies. As such, the value of our revenues, expenses, certain account balances and cash flows are exposed to fluctuations in foreign currencies against the value of the U.S. Dollar. For example, when the U.S. Dollar strengthens against several non-U.S. Dollar currencies, our foreign revenues and thus our total revenues can be negatively impacted. A stronger U.S. Dollar translates into lower expenses in those entities where we have operations and our personnel and occupancy expenses are denominated in non-U.S. Dollars, resulting in lower total expenses. Conversely, a weaker U.S. Dollar would have the opposite effects on total revenues and expenses. In certain geographic regions and within specific currencies, partial offsets between revenues and expenses or balance sheet positions may reduce this exposure. In other instances, we can manage our operations to reduce foreign currency exposure or utilize derivative instruments to manage this exposure. Please refer to Note 15 – Derivative Instruments of our Notes to Consolidated Financial Statements for additional details.

Results of Operations

The following are as a percentage of total revenues:

	Year Ended December 31
	2011	2010	2009
Revenues:
Licenses	39.4%	41.8%	40.2%
Maintenance Services	53.9	52.1	54.4
Professional Services	6.7	6.1	5.4

Total revenues	100.0	100.0	100.0

Cost of revenues:
Licenses	1.3	1.1	1.1
Maintenance Services	4.9	4.1	4.1
Professional Services	5.4	4.7	4.3
Amortization of purchased technology	2.8	2.1	2.8

Total cost of revenues	14.4	12.0	12.3

Gross profit	85.6	88.0	87.7

	Year Ended December 31
	2011	2010	2009
Operating expenses:
Sales and marketing	40.0	39.8	39.3
Research and development	19.4	19.8	20.8
General and administrative	12.8	11.0	11.0
Amortization of other purchased intangible assets	2.8	1.7	1.9
Litigation loss provision, net	—	—	2.7

Total operating expenses	75.0	72.3	75.7

Income from operations	10.6	15.7	12.0
Other (expense) income, net	(0.6)	(0.7)	0.4

Income before income tax provision	10.0	15.0	12.4
Income tax provision	3.9	2.1	2.3

Net income	6.1	12.9	10.1
Net loss attributable to noncontrolling interest (including $8.2 million increase of redeemable noncontrolling interest to redemption value)	(1.0)	—	—

Net income attributable to Quest Software, Inc.	5.1%	12.9%	10.1%

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

Comparison of Fiscal Years Ended December 31, 2011 and 2010

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages):

	2011	2010	Increase/(Decrease)
			Dollars	Percentage
Revenues:
Licenses
Americas	$190,302	$204,089	$(13,787)	(6.8)%
Rest of World	147,587	116,594	30,993	26.6%

Total license revenues	337,889	320,683	17,206	5.4%

Maintenance Services
Americas	298,048	266,656	31,392	11.8%
Rest of World	163,745	133,245	30,500	22.9%

Total maintenance service revenues	461,793	399,901	61,892	15.5%

Professional Services
Americas	37,690	30,823	6,867	22.3%
Rest of World	20,043	15,690	4,353	27.7%

Total professional service revenues	57,733	46,513	11,220	24.1%

Total revenues	$857,415	$767,097	$90,318	11.8%

Our revenues for fiscal year 2011 are comprised of 39.4% of Licenses revenues, 53.9% of Maintenance Services revenues and 6.7% of Professional Services revenues compared to 41.8% of Licenses revenues, 52.1% of Maintenance Services revenues and 6.1% of Professional Services revenues in fiscal year 2010.

Licenses Revenues — We generate revenues by licensing our software products, principally on a perpetual basis. In addition to perpetual software licenses, we sell time-based software licenses (or term licenses) wherein customers pay a single fee for the right to use the software and receive maintenance for a defined period of time. The increase in licenses revenues for fiscal year 2011 compared to the same period last year was primarily due to Windows migration and Identity and Access Management products in EMEA and APAC sales regions. Our 2011 acquisitions contributed $14.8 million, or 86.0%, of the overall increase in license revenues for the year ended December 31, 2011. The impact from foreign currency comprised approximately $7.3 million of the overall increase in licenses revenues for the year ended December 31, 2011 when comparing average monthly 2011 rates to 2010.

Maintenance Services Revenues — Maintenance services revenues are derived from post-contract technical support services. Maintenance services revenues are generated from support and maintenance services relating to current year sales of new software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. The increase in maintenance services revenues for fiscal year 2011 compared to the same period last year was primarily due to Windows migration and Identity and Access Management related maintenance services across all sales regions. Our 2011 acquisitions contributed $29.7 million, or 48.0%, of the overall increase in maintenance services revenues for the year ended December 31, 2011.

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

Professional Services Revenues — Professional services revenues are derived from consulting and training services. The increase in professional service revenues for the year ended December 31, 2011 compared to the same periods last year was primarily due to related professional services for Windows migration across all sales regions.

Cost of Revenues

Total cost of revenues and year-over-year changes are as follows (in thousands, except for percentages):

	2011	2010	Increase/(Decrease)
			Dollars	Percentage
Cost of Revenues:
Licenses	$10,913	$8,303	$2,610	31.4%
Maintenance Services	42,183	31,370	10,813	34.5%
Professional Services	46,248	36,439	9,809	26.9%
Amortization of purchased technology	23,774	16,101	7,673	47.7%

Total cost of revenues	$123,118	$92,213	$30,905	33.5%

Cost of Licenses — Cost of licenses primarily consists of third-party software royalties, product packaging, delivery, and personnel costs. Cost of licenses as a percentage of license revenues was 3.2% and 2.6% for the year ended December 31, 2011 and 2010.

Cost of Maintenance Services — Cost of maintenance services primarily consists of personnel, outside consultants, facilities and systems costs used in providing maintenance services. Cost of maintenance services does not include development costs related to bug fixes and upgrades which are classified in research and development and which are not separately determinable. Cost of maintenance services as a percentage of maintenance services revenues was 9.1% and 7.8% for the year ended December 31, 2011 and 2010, respectively. Cost of maintenance services increased primarily due to an increase of $7.9 million in personnel related costs for the year ended December 31, 2011 compared to the same period in 2010. Average full-time maintenance services employee headcount increased by 56 for the year ended December 31, 2011 compared to the same period last year. Our 2011 acquisitions contributed $5.8 million, or 53.3%, of the overall increase in cost of maintenance services for the year ended December 31, 2011.

Cost of Professional Services — Cost of professional services primarily consists of personnel, outside consultants, facilities and systems costs used in providing consulting and training services. Cost of professional services as a percentage of professional services revenues was 80.1% and 78.3% for the year ended December 31, 2011 and 2010, respectively. Cost of professional services for the year ended December 31, 2011 increased primarily due to an increase of $6.0 million in personnel related costs. Average full-time professional services employee headcount increased by 37 for the year ended December 31, 2011 compared to the same period in 2010.

Amortization of Purchased Technology — Amortization of purchased technology includes amortization of the fair value of purchased technology associated with acquisitions. The increase for the year ended December 31, 2011 compared to the same period last year was primarily due to acquisitions completed in 2011.

Operating Expenses

Year-over-year changes in the principal components of our operating expenses are as follows (in thousands, except for percentages):

	2011	2010	Increase/(Decrease)
			Dollars	Percentage
Operating Expenses:
Sales and marketing	$343,411	$304,934	$38,477	12.6%
Research and development	166,191	151,896	14,295	9.4%
General and administrative	110,198	84,808	25,390	29.9%
Amortization of other purchased intangible assets	23,972	12,670	11,302	89.2%

Total operating expenses	$643,772	$554,308	$89,464	16.1%

Sales and Marketing — Sales and marketing expenses consist primarily of compensation and benefit costs for sales and marketing personnel, sales commissions, and costs of trade shows, travel and entertainment and various discretionary marketing programs. Sales and marketing expenses as a percentage of total revenues for 2011 was 40.0%, which is comparable to 39.8% in 2010. The increase in sales and marketing expenses during the year ended December 31, 2011 over the comparable period in 2010 was due primarily to an increase in personnel related costs of $24.1 million and general expenses of $6.8 million (higher consulting and other professional fees, advertising expenses and subscription costs to SalesForce.com). Our average full time sales and marketing employee headcount for the year ended December 31, 2011 increased by 225 employees. Our 2011 acquisitions contributed $23.5 million, or 61.2%, of the overall increase in sales and marketing expenses during the year ended December 31, 2011 compared to the same period in 2010. The impact from foreign currency exchange rates comprised approximately $7.6 million of the overall increase in sales and marketing expenses for the year ended December 31, 2011 when comparing average monthly 2011 rates to 2010.

Research and Development — Research and development expenses consist primarily of compensation and benefit costs for software developers who develop new products, bug fixes and upgrades to existing products, and at times provide engineering support for maintenance services, software product managers, quality assurance and technical documentation personnel, and payments made to outside software development consultants in connection with our ongoing efforts to enhance our core technologies and develop additional products. Research and development expenses as a percentage of total revenues was 19.4% and 19.8% for the year ended December 31, 2011 and 2010, respectively. The increase in research and development expenses during the year ended December 31, 2011 as compared to the same period in 2010 was due primarily to an approximately $21 million increase in personnel related costs offset by a decrease of approximately $8 million in general expenses because of the change in fair value of acquisition-related contingent consideration during the year (please refer to Note 16 – Fair Value Measurements of our Notes to Consolidated Financial Statements for details). Our average full-time research and development employee headcount for 2011 was 1,288 compared to 1,150 in 2010. Our 2011 acquisitions contributed $12.6 million, or 88.5%, of the overall increase in research and development expenses during the year ended December 31, 2011 compared to the same period in 2010. Also, research and development expenses increased due to the impact of the weak U.S. Dollar in fiscal year 2011 as a significant portion of our developers are located outside of the U.S. The impact from foreign currency exchange rates for the year ended December 31, 2011 comprised approximately $3.3 million of the overall increase in research and development expenses when comparing average monthly 2011 rates to 2010.

General and Administrative — General and administrative expenses consist primarily of compensation and benefit costs for our executive, finance, legal, human resources, administrative and information services personnel, and professional fees for audit, tax and legal services. General and administrative expenses as a percentage of total revenues was 12.8% and 11.0% for the year ended December 31, 2011 and 2010, respectively. The increase in general and administrative expenses during the twelve months ended December 31, 2011 over the comparable period in 2010 was due mainly to an increase in personnel related costs of $13.1 million, and general expenses of $10.8 million because of higher legal fees related to patent infringement litigations and professional fees related to corporate development activities. Our average full-time general and administrative employee headcount for 2011 was 439 compared to 404 in 2010. Our 2011 acquisitions contributed $4.7 million, or 18.4%, of the overall increase in general and administrative expenses during the year ended December 31, 2011 compared to the same period in 2010.

Amortization of Other Purchased Intangible Assets — Amortization of other purchased intangible assets includes the amortization of customer lists, trademarks and trade names, non-compete agreements and maintenance contracts associated with acquisitions. The increase for the year ended December 31, 2011 compared to the same period last year was due to acquisitions completed in 2011 and impairments of certain purchased intangible assets (please refer to Note 6 – Goodwill and Intangible Assets, Net of our Notes to Consolidated Financial Statements for more details).

Other Expense, Net

Other expense, net consists of the following (in thousands):

			Increase/(Decrease)
	2011	2010	Dollars	Percentage
Interest income	$2,056	$2,393	$(337)	(14.1)%
Interest expense	(3,957)	(4,445)	488	(11.0)%
Foreign currency losses, net	(4,300)	(3,211)	(1,089)	33.9%
Forward foreign currency contracts gains (losses), net	1,952	(459)	2,411	N/M
Other (expense) income, net	(553)	65	(618)	N/M

Total other expense, net	$(4,802)	$(5,657)	$855	(15.1)%

Other expense, net primarily includes interest income generated by our investment portfolio, interest expense from our borrowings, gains and losses from foreign exchange fluctuations and gains or losses on other financial assets as well as a variety of other non-operating expenses. The largest impact to other expense, net this year was attributed to forward foreign currency contracts gain of $2.0 million during the year ended December 31, 2011 compared to a loss of $0.5 million in the same period in 2010. Forward foreign currency contracts gains (losses), net relates to changes in fair value of our forward foreign currency contracts not designated as hedging instruments. Such increase was partially offset by foreign currency losses, net of $4.3 million during the year ended December 31, 2011 compared to $3.2 million for the same period in 2010. Our foreign currency gains or losses are predominantly attributable to translation gains or losses relative to the U.S. Dollar on the re-measurement of monetary assets and liabilities, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar. Interest expense was $4.0 million and $4.4 million in the year ended December 31, 2011 and 2010, respectively. Please refer to Note 8 – Loans Payable of our Notes to Consolidated Financial Statements for additional information regarding our debt agreements. Interest income was $2.0 million and $2.3 million in the year ended December 31, 2011 and 2010, respectively.

Income Tax Provision

During the year ended December 31, 2011, the provision for income taxes increased to $33.7 million from $16.4 million in the comparable periods in 2010. The effective income tax rate for the year ended December 31, 2011 was approximately 39.3% as compared to 14.2% for the year ended December 31, 2010 respectively. The change in the provision for income taxes and the effective income tax rate is primarily a result of the mix of pre-tax income between high and low tax jurisdictions, and other discrete items impacting the year ended December 31, 2011. Discrete items primarily include additional valuation allowances recorded against foreign deferred tax assets for Brazil, Mexico and China, excess shortfalls associated with the exercise, cancellation and expiration of stock options, and decreases due to release of reserves from the expiration of the U.S. federal income tax statute for the fiscal year 2007 and closure of the Canada Revenue Agency income tax audit for the fiscal years 2006 through 2007.

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

We are currently under examination by the Internal Revenue Service, California Franchise Tax Board, German Tax Authorities, Her Majesty’s Revenue & Customs (UK), and the French tax authority. During the third quarter of 2011, we received notice from the Canadian Revenue Agency informing us they have closed the audit period with no proposed adjustments. We believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. However, due to the risk that audit outcomes and the timing of audit settlements are subject to significant uncertainty and as we continue to evaluate such uncertainties in light of current facts and circumstances, our current estimate of the total amounts of unrecognized tax benefits could increase or decrease for all open tax years. As of the date of this report, we do not anticipate that there will be any significant change in the unrecognized tax benefits associated with these audits within the next twelve months.

Noncontrolling Interest

In connection with our acquisition of Smarsh, Inc. in October 2011, the minority shareholder was granted the right to require us to purchase half of the 40 percent noncontrolling interest. This 20 percent noncontrolling interest is accounted for as redeemable noncontrolling interest because redemption is outside our control. As such, the redeemable noncontrolling interest is reported in the mezzanine section as temporary equity in our consolidated balance sheets. The remaining 20 percent is presented within total equity in our consolidated balance sheets. We present the amount of consolidated net income that is attributable to Quest Software, Inc. and the noncontrolling interest in our consolidated income statements. Net income per share is calculated based on net income attributable to Quest Software, Inc. stockholders. As of December 31, 2011, the carrying amount of the redeemable noncontrolling interest was increased to the redemption value of $22 million. The increase of $8.2 million was recorded in net loss attributable to noncontrolling interest, thereby directly affecting net income attributable to Quest Software, Inc. Please refer to Note 11 – Noncontrolling Interest of our Notes to Consolidated Financial Statements for additional details.

Comparison of Fiscal Years Ended December 31, 2010 and 2009

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages):

	2010	2009	Increase/(Decrease)
			Dollars	Percentage
Revenues:
Licenses
Americas	$204,089	$177,120	$26,969	15.2%
Rest of World	116,594	102,118	14,476	14.2%

Total license revenues	320,683	279,238	41,445	14.8%

Maintenance Services
Americas	266,656	254,688	11,968	4.7%
Rest of World	133,245	123,267	9,978	8.1%

Total maintenance services revenues	399,901	377,955	21,946	5.8%

Professional Services
Americas	30,823	26,690	4,133	15.5%
Rest of World	15,690	11,353	4,337	38.2%

Total professional services revenues	46,513	38,043	8,470	22.3%

Total revenues	$767,097	$695,236	$71,861	10.3%

Our revenues for fiscal year 2010 are comprised of 41.8% of license revenues, 52.1% of maintenance services revenues and 6.1% of professional services revenues compared to 40.2% of license revenues, 54.4% of maintenance services revenues and 5.4% of professional services revenues in fiscal year 2009.

Licenses Revenues — The increase in license revenues was due primarily to increased sales of our Windows Server Management products across all geographic regions. Our Windows Server Management products, led by migration, continued to perform well due to customers’ adoption of our Exchange 2010 products. Also, our Identity and Access Management products continued to expand and gain market share with the Quest One Identity Solutions. Our 2010 license revenues were also positively impacted by the weak U.S. Dollar relative to certain non-U.S. Dollar currencies in 2010, partially offset by strong U.S. Dollar relative to the Euro and British Pound. This resulted in a higher U.S. Dollar equivalent for several currencies. Since certain of our international sales are denominated in these non-U.S. Dollar currencies, the impact from foreign currency comprised approximately $1.6 million, or 3.8% of the overall increase in license revenues.

Maintenance Services Revenues — The increase was primarily due to our Windows Server Management products across geographic regions. Maintenance revenues from our Database Management products decreased particularly in the Americas region. Revenue from consulting and training services as a percentage of total service revenues was approximately 10.4% and 9.1% of total service revenues in the twelve months ended December 31, 2010 and 2009, respectively.

Professional Services Revenues — Revenue from consulting and training services as a percentage of total service revenues was approximately 10.4% and 9.1% of total service revenues in the year ended December 31, 2010 and 2009, respectively.

Cost of Revenues

Total cost of revenues and year-over-year changes are as follows (in thousands, except for percentages):

	2010	2009	Increase/(Decrease)
			Dollars	Percentage
Cost of Revenues:
Licenses	$8,303	$7,581	$722	9.5%
Maintenance Services	31,370	28,599	2,771	9.7%
Professional Services	36,439	29,929	6,510	21.8%
Amortization of purchased technology	16,101	19,393	(3,292)	(17.0)%

Total cost of revenues	$92,213	$85,502	$6,711	7.8%

Cost of Licenses — Cost of licenses as a percentage of license revenues was 2.6% and 2.7% for the year ended December 31, 2010 and 2009, respectively.

Cost of Maintenance Services — Cost of maintenance services as a percentage of maintenance services revenues was 7.8% and 7.6% in the year ended December 31, 2010 and 2009, respectively. The increase was primarily due to the increase in personnel related costs of $1.6 million.

Cost of Professional Services — Cost of professional services as a percentage of professional service revenues was 78.3% and 78.7% in the year ended December 31, 2010 and 2009, respectively. Personnel related costs and general expenses increased by $2.6 million and $2.1 million, respectively.

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

Research and Development — Research and development expenses consist primarily of compensation and benefit costs for software developers who develop new products, bug fixes and upgrades to existing products and at times provide engineering support for maintenance services, software product managers, quality assurance and technical documentation personnel, and payments made to outside software development consultants in connection with our ongoing efforts to enhance our core technologies and develop additional products. Research and development expenses as a percentage of total revenues was 19.8% and 20.8% for the twelve months ended December 31, 2010 and 2009, respectively. The increase in research and development expense during the twelve months ended December 31, 2010 as compared to the same period in 2009 was due primarily to a $5.7 million increase in personnel related costs (partly due to our performance salary increase program effective July 1, 2010), $2.6 million of which relates to stock-based compensation expense. Our average full-time research and development employee headcount for 2010 was 1,150 compared to 1,197 in 2009. Also, research and development expenses increased due to the impact of the weak U.S. Dollar in fiscal year 2010, partially offset by a strong U.S. Dollar relative to the Euro and British Pound in the second half of 2010, as a significant portion of our developers are located outside of the U.S. Foreign currency had a negative impact of approximately 45.7% of the increase in research and development expenses for the twelve months ended December 31, 2010.

General and Administrative — General and administrative expenses consist primarily of compensation and benefit costs for our executive, finance, legal, human resources, administrative and information services personnel, and professional fees for audit, tax and legal services. General and administrative expenses as a percentage of total revenues was 11.0% for the twelve months ended December 31, 2010 and 2009. The increase in general and administrative expense during the twelve months ended December 31, 2010 over the comparable period in 2009 was due mainly to an increase in personnel related costs of $7.0 million (partly due to our performance salary increase program effective July 1, 2010), $3.1 million of which relates to stock-based compensation expense.

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

Litigation Loss Provision, Net — In 2009, we recorded a litigation loss provision, net of $19.0 million related to the settlement of our completed stock option investigation. Approximately $10 million of the $29 million settlement was paid by our insurance providers.

Other (Expense) Income, Net

Other (expense) income, net consists of the following (in thousands):

			Increase/(Decrease)
	2010	2009	Dollars	Percentage
Interest income	$2,393	$1,863	$530	28.4%
Interest expense	(4,445)	(2,827)	(1,618)	57.2%
Foreign currency (loss) gain, net	(3,211)	3,640	(6,851)	N/M
Forward foreign currency contracts loss, net	(459)	(893)	434	(48.6)%
Other income	65	766	(701)	(91.5)%

Total other (expense) income, net	$(5,657)	$2,549	$(8,206)	N/M

Other (expense) income, net primarily includes interest income generated by our investment portfolio, interest expense from our borrowings, gains and losses from foreign exchange fluctuations and gains or losses on other financial assets as well as a variety of other non-operating expenses. Other (expense) income, net was $(5.7) million in the twelve months ended December 31, 2010 compared to $2.5 million in the same period of 2009. Interest expense was $4.4 million and $2.8 million in the twelve months ended December 31, 2010 and 2009, respectively. The increase in interest expense is due to debt agreements entered into in the second half of 2009. Please refer to Note 8 – Loans Payable of our Notes to Consolidated Financial Statements for additional information regarding our debt agreements. Interest income was $2.3 million and $1.9 million in the twelve months ended December 31, 2010 and 2009, respectively. The increase in interest income was due primarily to higher average investment yields and average cash and investment balances. We had a foreign currency (loss) gain of $(3.2) million and $3.6 million for the twelve months ended December 31, 2010 and 2009, respectively. Our foreign currency gains or losses are predominantly attributable to translation gains or losses relative to the U.S. Dollar on the re-measurement of monetary assets and liabilities, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar.

Income Tax Provision

During the twelve months ended December 31, 2010, the provision for income taxes increased to $16.4 million from $15.7 million in the comparable period of 2009, representing an increase of $0.7 million. The effective income tax rate decreased to 14.2% in 2010, compared to 18.2% in 2009. The decrease in the effective tax rate is primarily related to a combination of factors including the mix of income between high and low tax jurisdictions, incremental tax credit benefits and the release of reserves associated with the passing of the statute of limitations relating to U.S. federal income taxes for the tax years ended December 31, 2005 and December 31, 2006.

Inflation

Economic inflation has not had a significant effect on our results of operations or financial position for the years ended December  31, 2011, 2010 and 2009.

Liquidity and Capital Resources

Cash and cash equivalents and short-term and long-term investments were approximately $253.8 million and $492.3 million as of December 31, 2011 and 2010, respectively. Of these amounts, $223.0 million and $282.6 million as of December 31, 2011 and 2010, respectively, are domiciled in locations outside of the U.S. If such funds are needed for our U.S. operations, the repatriation of cash balances from our foreign subsidiaries would result in the recognition and payment of U.S. income taxes. We do not plan to repatriate cash balances from our foreign subsidiaries to fund our operations within the U.S.

We maintain positions in certain foreign currencies which may at times create unrealized gains or losses. Unrealized foreign currency gains/losses should have been presented as an adjustment to reconcile net income to net cash provided by operating activities in our consolidated statement of cash flows in prior years. Effective during the third quarter of 2011, we presented such unrealized foreign currency gains/losses in our consolidated statement of cash flows. This change impacts our cash flow presentation and does not impact earnings or cash balances. Management has concluded that the change of presentation is not material to any periods affected. We have adjusted previously reported statement of cash flows to conform to the current year presentation (please refer to Note 1 – Summary of Significant Accounting Policies of our Notes to Consolidated Financial Statements for the impact to prior periods).

Summarized annual cash flow information is as follows (in thousands):

	2011	2010	2009
Cash provided by operating activities	$195,035	$187,678	$157,672
Cash used in investing activities	(219,869)	(116,451)	(70,084)
Cash used in financing activities	(137,571)	(6,175)	(3,706)
Effect of exchange rate changes on cash and cash equivalents	(1,963)	(1,459)	(6,837)

Net (decrease) increase in cash and cash equivalents	$(164,368)	$63,593	$77,045

Operating Activities

Cash provided by operating activities is primarily comprised of net income, adjusted for non-cash activities such as depreciation and amortization, compensation expense associated with stock-based payments, impairment of intangible assets, change in fair value of contingent consideration and unrealized foreign currency losses, net related to the re-measurement of monetary assets and liabilities in our foreign subsidiaries.

The non-cash adjustments represent charges reflected in net income, therefore, to the extent that non-cash items increase or decrease our future operating results, there will be no corresponding impact on our cash flows. After excluding the effects of these non-cash charges, the primary changes in cash flows relating to operating activities resulted from changes in operating assets and liabilities. The analyses of the changes in our operating assets and liabilities are as follows:

•

Accounts receivable increased to $201.6 million at December 31, 2011 from $179.6 million at December 31, 2010 resulting in an increase in operating assets and reflecting a cash outflow of $6.2 million. Day’s sales outstanding, or DSO, were 75 days and 76 days as of December 31, 2011 and December 31, 2010, respectively, and our daily sales was $2.7 million for the quarter ended December 31, 2011 compared to $2.4 million for the quarter ended December 31, 2010. Collection of accounts receivable and related DSO could fluctuate in future periods due to the timing and amount of our revenues and their linearity and the effectiveness of our collection efforts.

•

Deferred revenue increased to $499.8 million at December 31, 2011 from $424.4 million at December 31, 2010, resulting in an increase in operating liabilities and reflecting a cash inflow of $50.1 million for the year ended December 31, 2011. The increase in deferred revenue was due to an increase in time-based software licenses, growth of our maintenance services customer base and acquired deferred revenue balances from acquisitions.

•

Total income taxes payable increased by $31.3 million to $44.6 million at December 31, 2011 compared to December 31, 2010 resulting in an increase in operating liabilities and reflecting a cash inflow of $24.2 million for the year ended December 31, 2010. Net cash paid for income taxes for the year ended December 31, 2011 was $1.1 million.

Investing Activities

Cash outflows from investing activities for the year ended December 31, 2011 included approximately $220 million paid for acquisitions. We acquired BakBone, a publicly-held provider of data protection software, in January 2011 for cash consideration, net of cash acquired, of approximately $53 million. BakBone gives us additional technologies to provide data protection solutions across heterogeneous physical, virtual and application-level environments. In October 2011, we acquired 60 percent voting equity interest of Smarsh, Inc., a privately-held provider of secure and reliable email archiving solutions for message compliance and records retention, proactive litigation readiness, and mail server data management, for cash consideration, net of cash acquired, of approximately $54 million. In addition, we acquired six other private companies in the year ended December 31, 2011 for cash consideration, net of cash acquired, of approximately $109 million. We had $31.5 million paid in cost method investments for the year ended December 31, 2011. Also, we paid $28.3 million for purchases of investment securities, $1.6 million paid for intellectual property and $29.7 million in capital expenditures. We received $101.4 million in proceeds from the sale and maturities of our investment securities.

During the second quarter of 2011, we entered into a land contract and development agreement for facilities to house our Business Operations and Advanced Technology Center in Cork, Ireland. Under the development agreement, we will temporarily lease office space during the construction of the building. Total expected cost of the land and building is approximately $30 million. As of December 31, 2011, we incurred $5.2 million for the land and $6.4 million for the construction of the building. We anticipate moving into our new building during the fourth quarter of 2012.

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

Financing Activities

Cash flows from financing activities in the year ended December 31, 2011 included $261.8 million paid for repurchases of our common stock, proceeds from loans payable of $91 million and net proceeds received of $32.4 million from the issuance of our common stock due to exercises of stock options.

In May 2011, our Board of Directors authorized a new stock repurchase program covering up to $200 million of our common stock. This program replaced the $150 million stock repurchase program previously authorized in February 2011. Any stock repurchases may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans. Rule 10b5-1 permits Quest to establish, while not in possession of material nonpublic information, prearranged plans to buy stock at a specific price in the future, regardless of any subsequent possession of material nonpublic information. The timing and actual number of shares repurchased will depend on a variety of factors including market conditions, corporate and regulatory requirements, and capital availability. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. During the year ended December 31, 2011, we repurchased 11.9 million shares at a weighted-average price per share of $21.95, for a total cost of $261.8 million pursuant to the two authorizations discussed above. As of December 31, 2011, a total of $68.0 million remains available pursuant to our stock repurchase authorization.

In 2009, we entered into a two year revolving line of credit agreement for up to $100 million with Wells Fargo Foothill, LLC as the arranger, administrative agent and lender. On February 17, 2011, this line of credit agreement was amended and renewed for a subsequent five-year term with Wells Fargo Capital Finance, LLC (formerly known as Wells Fargo Foothill, LLC), as arranger, administrative agent and lender (for additional information on our loans payable, please refer to Note 8 – Loans Payable of our Notes to Consolidated Financial Statements). In October 2011, we used approximately $56 million of this line of credit to fund our acquisition of a 60% voting equity interest in Smarsh, Inc. In addition, we partly funded another acquisition in November 2011 for $35 million through this line of credit. As of December 31, 2011, we had an outstanding loan balance of $91 million recorded in current liabilities in our consolidated balance sheets. In February 2012, we paid $20 million of the outstanding balance (please refer to Note 18 – Subsequent Events of our Notes to Consolidated Financial Statements).

In August 2009, we entered into a loan agreement with Mutual of Omaha Bank whereby we borrowed an aggregate principal amount of $34 million. The loan is secured by our real property at our headquarters in Aliso Viejo, California. We used the proceeds from the loan for working capital and other general corporate purposes. The loan matures in five years, during which time we will make equal monthly principal and interest payments at a 7.03% interest rate on a fixed rate, 25-year amortization schedule. Events of default include, among other things, payment defaults, breaches of covenants and bankruptcy events. In the case of a continuing event of default, the lender may, among other things, accelerate the payment of any unpaid principal and interest amounts, increase the then-current interest rate by 5% and foreclose on the real estate collateral. As of December 31, 2011, we had an outstanding loan balance of $0.6 million and $32.1 million recorded in current liabilities and long-term liabilities, respectively, in our consolidated balance sheets.

We were in compliance with all debt-related covenants at December 31, 2011. For additional information on our loans payable, please refer to Note 8 – Loans Payable of our Notes to Consolidated Financial Statements.

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

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2011, our contractual obligations or commercial commitments include our facility lease commitments and operating leases for office facilities and certain items of equipment. We do not have any other off-balance sheet arrangements that could reduce our liquidity.

The following table summarizes our obligations as of December 31, 2011 and the effect we expect such obligations to have on our liquidity and cash flows in future periods (in thousands):

Contractual Obligations	Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$43,331	$20,068	$19,625	$3,639	$—
Capital lease obligations	1,403	558	845	—	—
Purchase obligations (1)	22,471	20,151	2,320	—	—
Loans payable, including interest	131,537	95,838	35,698	—	—
Acquisition related obligations (2)	9,250	5,800	3,450	—	—

Total contractual cash obligations	$207,992	$142,415	$61,938	$3,639	$—

(1)	Our purchase obligations relate primarily to the construction of facilities to house our Business Operations and Advanced Technology Center in Cork, Ireland. We anticipate moving into our new building during the fourth quarter of 2012.

(2)	This includes holdback amounts designated in relation to certain acquired companies. Also, this includes contingent consideration related to our acquisitions. We enter into earn-out agreements with the shareholders of certain companies we acquire. The amounts of earn-out contingency payments are typically based on the acquired company’s products’ total revenue or sales growth over a specified period after the acquisition date.

In addition to the cash commitments above, $56.9 million of unrecognized tax benefits, excluding penalties and interest of $5.2 million, have been recorded as long-term liabilities in accordance with FASB’s interpretation of accounting for uncertainty in income taxes, and we are uncertain as to if or when such amounts may be settled and these unrecognized tax benefits are not included in the above table (please refer to Note 10 – Income Taxes of our Notes to Consolidated Financial Statements for additional details).

 In connection with our acquisition of a 60 percent voting equity interest in Smarsh, Inc. in October 2011, the minority shareholder who holds the remaining 40 percent noncontrolling interest was granted the right to require us to purchase half of the 40 percent noncontrolling interest (“Put Right”) from the first anniversary until the fifth anniversary of the acquisition date. The maximum redemption value payable by us in that case would be $22 million. This 20 percent noncontrolling interest is accounted for as redeemable noncontrolling interest because redemption is outside our control. As such, the redeemable noncontrolling interest is reported in the mezzanine section as temporary equity in our consolidated balance sheets. As of December 31, 2011, the carrying amount of the redeemable noncontrolling interest was increased to the redemption value of $22 million. The redemption value of $22 million is excluded from the table as the timing of such payment is contingent upon the exercise of the Put Right.

Recently Issued Accounting Pronouncements

Please refer to Note 1 – Summary of Significant Accounting Policies of our Notes to Consolidated Financial Statements for information regarding recently issued accounting pronouncements.

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

Revenue Recognition

Our revenue recognition policy is one of our critical accounting policies because revenue is a key component of our results of operations and is based on complex rules that require us to make significant judgments and estimates. In applying our revenue recognition policy we must determine which portions of our revenue are recognized currently (generally perpetual software licenses) and which portions must be deferred (generally maintenance, term-based software licenses and professional services). In addition, we analyze various factors including our pricing policies, the credit-worthiness of our customers, accounts receivable aging data and contractual terms and conditions in helping us make judgments about revenue recognition. Changes in judgments with respect to any of these factors could materially impact the timing and amount of revenue and cost recognized.

We recognize revenue pursuant to FASB’s authoritative guidance on software revenue recognition. We cannot recognize any revenue before all of the following criteria are met: (1) there is persuasive evidence of an arrangement; (2) we deliver the products or services; (3) fees are fixed or determinable and license agreement terms are free of contingencies or uncertainties that may alter the agreement such that it may not be complete and final; and (4) collection is probable.

We initially capture value for our products by selling a software license to end customers. The fee for the first year of maintenance is included in, or bundled with, the perpetual software license at the time of initial sale. As such, the combination at initial sale of a perpetual software license and one year of maintenance represents a “multiple-element” arrangement for revenue recognition purposes.

When all four of our revenue recognition criteria are met, the multiple-element aspect of our arrangements means the only revenue recognized upfront, at the time of initial sale, is the residual revenue allocated to the perpetual software license. The revenue associated with the fair value of the undelivered maintenance and/or consulting and training services included in the initial sale is deferred and is subsequently recorded to revenue ratably over the support term and as such services are performed, respectively. The fair value of the undelivered elements is determined based on vendor-specific objective evidence (“VSOE”) of fair value.

Revenue for our standalone sales of annual maintenance renewals in years two, three and beyond is recognized ratably over the support term. Sales of maintenance for multiple annual periods are treated similarly.

Revenue from our professional services is generally recognized as the services are performed in accordance with the underlying service contracts.

Our maintenance services VSOE of fair value is determined by reference to the prices our customers pay for this support when it is sold separately; that is, when we enter into an arms-length, annual renewal transaction with customers where the only offering sold is maintenance. These standalone maintenance renewal transactions are typically one year in duration and are priced as a targeted percentage of the initial purchase price which includes both the upfront license fee and the first year of maintenance. We bill maintenance renewal transactions in advance of the services provided. We also sometimes offer customers the right to purchase maintenance for multiple annual periods at discounted prices beyond the first year as they will be paying cash upfront, well in advance of the multi-year services performed.

Our professional services VSOE of fair value is determined by reference to our established pricing and discounting practices for these services when sold separately. Our professional services are typically sold as time-and-materials based contracts that average approximately fifteen days in duration. We sell professional services both standalone and as part of multiple-element arrangements.

Our VSOE of fair value is impacted by estimates and judgments that, if significantly different, could materially impact the timing and amount of revenue recognized in current and future periods. These estimates and judgments include, among other items:

•	the ability to identify and validate VSOE of fair value for undelivered elements via the use of sampling techniques;

•	the impact on sampling results of customer negotiating pressure on maintenance renewal rates;

•	the impact on sampling results of maintenance renewals for licenses originally sold via indirect channels;

•	the fair value of the undelivered element resulting from sampled transactions; and

•	the economic impact of combining multiple renewal rate negotiations relative to varying products with varying purchase dates, into a single, coterminous maintenance renewal.

Historically, we have been able to establish VSOE of fair value for maintenance, and professional services but we may modify our pricing and discounting practices in the future. This could result in changes to our VSOE of fair value for these undelivered elements. If this were to occur, our future revenue recognition for multiple-element arrangements would differ significantly from our historical results. If we were unable to support through VSOE the fair value of our maintenance, and professional services, the entire amount of revenue from our initial, upfront sale of both a perpetual software license bundled with one year of maintenance and any professional services would be deferred and recognized ratably over the applicable time period, generally one year or less.

If we cannot objectively determine the fair value of any undelivered element (hardware, software, specific upgrade rights, etc.) in a bundled software and services arrangement, we defer revenue until all elements are delivered and services are performed, or until fair value can be objectively determined for any remaining undelivered elements.

In addition to perpetual software licenses, we sell a small amount of time-based software licenses (or term licenses) each year wherein customers pay a single fee for the right to use the software and receive maintenance for a defined period of time. Approximately 6% of 2011 license revenue was generated by these time-based software licenses. All license and support revenues on these term licenses are recognized ratably over the license term.

We license our products primarily through our direct sales force, our telesales force and indirect channels including value added resellers and distributors. For our direct sales, we utilize written contracts as the means to establish the terms and conditions upon which our products and services are sold to our end customers. For our indirect sales transactions, we accept orders from our resellers and distributors when they have existing orders from an end customer. Indirect sales through resellers are a growing proportion of our transaction volume. These transactions are generally handled via processes and policies that are similar to an end customer sale. We utilize written contracts coupled with purchase orders as the means to establish the terms and conditions of these indirect sales transactions. We recognize revenue from reseller and distributor transactions upon invoicing the order provided all other revenue recognition criteria have been met.

For those customers that have established a history of consistent, timely cash collection with us, we accept orders and simultaneously recognize revenue. For those customers that have not established a history of consistent, timely cash collection with us, we accept orders and defer revenue until cash collection occurs. The probability of collection criteria per GAAP is applied to each individual customer rather than to all direct sales or indirect sales in aggregate.

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

A small portion of our revenues are derived from sales of hardware that is part of a multiple-element arrangement including hardware and a combination of software, maintenance or professional services. We recognize revenue related to the nonessential software elements in accordance with the FASB’s software revenue guidance. The remaining elements are excluded from the scope of software revenue guidance and revenue is recognized in accordance with the applicable guidance from the FASB.

For additional information regarding our revenue recognition accounting policies, please refer to Note 1 – Summary of Significant Accounting Policies of our Notes to Consolidated Financial Statements.

Asset Valuation

Asset valuation includes assessing the recorded value of certain assets, including accounts receivable, goodwill, other intangible assets and investments in non-consolidated companies. We use a variety of factors to assess valuation, depending upon the asset.

•

Accounts Receivable – We maintain an allowance for sales returns and cancellations as well as an allowance for bad debt. Regarding our allowance for sales returns and cancellations, our standard form license and maintenance and/or service agreements do not typically or expressly provide for product returns or cancellations as a matter of right unless we have breached the product warranty and are unable to cure the breach. Our product warranties are typical industry warranties that a product will perform in accordance with established written specifications. However, we maintain the sales returns and cancellations allowance to cover the circumstances where the company accepts returns or cancellations on a discretionary basis even though not contractually obligated to do so. This allowance also covers estimated losses for our customer’s unwillingness to make required payments. The allowance for bad debt is for estimated losses resulting from our customer’s inability to make required payments related to enforceable contracts. To support both these allowances, we are required to make significant estimates of future software license returns, of cancellations for both maintenance and professional services, and of write-offs of customer accounts as bad debts – all related to current period revenues. The amount of our reserves is based on these estimates, the contractual terms and conditions of our contracts, our accounts receivable aging and our historical collection experience with a customer base. If significant product performance issues were to arise resulting in our accepting sales returns, additional allowances may be required which would result in a reduction of revenue in the period such determination was made. While such return, cancellation and bad debt write-off amounts have historically been within our planned expectations and the allowances established, we cannot guarantee that our sales returns and allowances will be adequate to cover future performance issues of our customer base and allowances may be required which would result in less revenues and additional general and administrative expense in the period such determination was made.

•

Goodwill – We evaluate goodwill for impairment at the reporting unit level on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. We performed our annual impairment review in the fourth quarter of 2011 and determined that the carrying value of each reporting unit was less than the estimated fair value of the reporting units. In calculating the fair value of the reporting units, the market approach and income approach were the methodologies deemed the most reliable and were the primary methods used for our impairment analysis. Based on our most recent annual impairment review, the estimated fair values of our reporting units were substantially in excess of their carrying value. We will continue to perform annual impairment reviews during the fourth quarter of each year or earlier if indicators of potential impairment exist. Future impairment reviews could result in significant charges against earnings to write down the value of goodwill.

•

Amortizing Intangible Assets – These assets are recorded at their estimated fair value and include acquired technology, in-process research and development (“IPR&D”), customer relationships, non-compete agreements, trademarks and trade names acquired and are being amortized using the straight-line method over estimated useful lives ranging from two to fifteen years.

We make estimates of fair value based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from license sales, maintenance agreements, consulting contracts, customer contracts and acquired developed technologies and patents; expected costs to develop the IPR&D into commercially viable products and estimated cash flows from the projects when completed; the acquired company’s brand and market position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; acquired company key personnel’s willingness and ability to compete; and discount rates. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

The net carrying amount of amortizing intangible assets at December 31, 2011 was considered recoverable. In accordance with FASB’s authoritative guidance on accounting for the impairment or disposal of long-lived assets, these intangible assets are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. We periodically review the carrying value of these assets to determine whether or not impairment to such value has occurred. In the event that in the future it is determined that the other intangible assets value has been impaired, an adjustment will be made in that corresponding period resulting in a charge against earnings for the write-down.

•

Investments in Non-Consolidated Companies – Most of our investments in non-consolidated companies are currently accounted for under the cost method, as we do not have the ability to exercise significant influence over these companies’ operations. Significant influence is generally deemed to exist when we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s board of directors, voting rights, and the impact of commercial arrangements, are also typically considered in determining the appropriate accounting treatment. The equity method of accounting is used for investment in companies where we have a voting interest of 20% to 50%. Investments of more than 3% to 5% in limited partnership are accounted for using the equity method. The fair value of our cost method investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. We determined that it is not practicable to estimate the fair value of our cost method investments since these investments were made in privately-held companies that are not subject to the same disclosure regulations as U.S. public companies, and, as such, the basis for an estimated fair value is subject to the completeness, quality, timing and accuracy of data received from these private companies. We periodically monitor our investments for impairment and will record reductions in carrying values if and when necessary. As part of this evaluation process, our review includes but is not limited to a review of each company’s cash position, recent financing activities, financing needs, earnings and revenue outlook, operational performance, management or ownership changes, and impacts from competitive pressures, all to the extent we have access to such information. If we determine that the carrying value of our investment in a company is at an amount above fair value, an adjustment will be made in that corresponding period resulting in a charge against earnings for the write-down to fair value.

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

We recognize liabilities for uncertain tax positions based on a two-step process. Both steps presume that the tax position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The first step is to evaluate the tax position for recognition by determining if, based on the weight of available evidence, it is more likely than not that the position will be sustained on examination. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement with a taxing authority. It is inherently difficult and subjective to estimate such amounts, as this may require us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a periodic basis. This evaluation is based on factors including, but not limited to, current year tax positions, expiration of statutes of limitations, litigation, legislative activity, or other changes in facts and circumstances. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in that period. The amounts ultimately paid upon resolution of such uncertain tax positions could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our consolidated results of operations. The tax liabilities for uncertain tax positions are recorded as a separate component in our long-term income taxes payable/receivable balance. Please refer to Note 10 – Income Taxes of our Notes to Consolidated Financial Statements.

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

Determining Functional Currencies for Purpose of the Consolidation of Non-U.S. Subsidiaries

In preparing our consolidated financial statements, we are required to re-measure the financial statements of our foreign subsidiaries from their local currency into U.S. dollar. This process results in foreign currency re-measurement gains and losses included in Other (expense) income, net in the consolidated income statements.

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

Based on our assessment of the factors discussed above, we consider the U.S. dollar to be the functional currency for each of our international subsidiaries. As a result of this determination, assets and liabilities in these subsidiaries are re-measured at current period-end exchange rates, except for property and equipment, intangible assets, goodwill, and deferred revenue, which are re-measured at historical exchange rates. Revenues and expenses are re-measured at average exchange rates in effect during the reporting period except for revenues and costs related to the above mentioned balance sheet items which are re-measured at historical exchange rates. Accordingly, we had a net foreign currency re-measurement (loss) gain of $(4.3) million, $(3.2) million and $3.6 million for the years ended December 31, 2011, 2010 and 2009, respectively, recorded to Other (expense) income, net in the respective periods. Had we determined that the functional currency of our subsidiaries was the local currency, these translation gains and losses would have been included in our statement of stockholders’ equity as a component of comprehensive income for each of the years presented, and would not have the impacts on our net income that are currently reflected in our consolidated financial statements.

The magnitude of these gains or losses is dependent upon fluctuations within the exchange rates of the foreign currencies in which we transact business against the U.S. dollar, the significance of the assets, liabilities, revenues and expenses denominated in foreign currencies, and the effect of any foreign currency hedging activities that we have entered into (please refer to Note 15 – Derivative Instruments of our Notes to Consolidated Financial Statements for details). We operate in a number of currencies worldwide, most notably in the Euro, the British Pound, Canadian Dollar, Australian Dollar and Russian Ruble. Any future re-measurement gains or losses could differ significantly from those we have experienced in recent years. In addition, if we determine that a change in the functional currency of one of our subsidiaries has occurred at any point in time, we would be required to include any translation gains or losses from the date of change in Accumulated other comprehensive income on our consolidated balance sheets.

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

Our exposure to foreign exchange risk originates both from our foreign operations net profits and losses denominated in currencies other than the U.S. dollar, as well as our net balances of monetary assets and liabilities in our foreign subsidiaries. These exposures have the potential to produce either gains or losses depending on the directional movement of the foreign currencies versus the U.S. dollar and our operational profile in foreign subsidiaries. Our cumulative currency gains or losses in any given period may be lessened by the economic benefits of diversification and the correlative relationships of different currencies, but there can be no assurance that this pattern will continue to be true in future periods. During the twelve months ended December 31, 2011, we had a positive effect, or an increase, of $8.4 million on total revenues and a negative effect in the form of an increase to total expenses by $14.5 million related to foreign currency fluctuation when comparing average monthly 2011 rates to 2010. In addition, for the twelve months ended December 31, 2011, within other (expense) income, net we had foreign currency losses of $4.3 million compared to $3.2 million in 2010.

The foreign currencies to which we currently have the most significant exposure are the Euro, the Canadian Dollar, the British Pound, the Australian Dollar and the Russian Ruble. We enter into hedges in the form of foreign currency contracts to reduce the range of outcomes foreign currency rate changes can have on non-functional currency denominated forecasted transactions and balance sheet positions, which include certain monetary assets and liabilities denominated in foreign currencies. The foreign currency contracts are carried at fair value and denominated in various currencies as listed in the tables below. The duration of these contracts ranges from less than one month to twelve months. A description of our accounting for foreign currency contracts is included in Note 1 – Summary of Significant Accounting Policies and Note 15 – Derivative Instruments of our Notes to Consolidated Financial Statements.

The magnitude of success of our hedging activities depends upon the accuracy of our estimates of various balances and transactions denominated in non-functional currencies. To the extent our estimates are correct, gains and losses on our forward foreign currency contracts will be offset by corresponding losses and gains on the underlying transactions. In order to monitor the financial impact of our foreign currency hedges, we subject our hedges to a stress test. This test is intended to quantify the impact to our financial statements of an abnormal change in the foreign currency rates in which we do business. We performed this test assuming the currencies in which we do business correlate with the Euro as they did during the fourth quarter of 2011. When subjected to a 10% and 20% adverse change, we estimated that the fair value of our contracts would decline by $8.6 million and $17.2 million, respectively.

We do not use foreign currency contracts for speculative or trading purposes. We enter into foreign currency contracts with reputable financial institutional counterparties whose financial health we monitor. To date, we have not experienced nonperformance by any of these counterparties and anticipate performance by all counterparties.

The following table summarizes the notional amounts of our outstanding foreign currency contracts at December 31, 2011 and 2010. All contracts have maturities of twelve months or less. (in U.S. Dollars in thousands):

	December 31

Currency	2011	2010
Australian Dollar	$12,216	$6,634
Canadian Dollar	14,158	7,694
Chinese Yuan	2,776	1,167
Danish Krone	891	1,073
Euro	40,398	45,961
British Pound	7,950	14,988
Israeli Shekel	3,773	2,105
Brazil Real	3,826	2,381
Swedish Krona	446	743
Japanese Yen	6,439	—
South Korean Won	2,193	—
Norwegian Krone	1,073	1,028
Russian Ruble	8,433	6,206

Total	$104,572	$89,980

Interest Rate Risk

  Our exposure to market interest-rate risk relates primarily to our investment portfolio. We traditionally do not use derivative financial instruments to hedge the market risks of our investments. We place our investments with high-quality issuers and money market funds and articulate allocation limits in our investment policy to any one issuer other than the United States government. Our investment portfolio as of December 31, 2011 consisted of money market funds, U.S. Treasuries, US agency securities, certificates of deposit and corporate bonds. Investments purchased with an original maturity of three months or less are considered to be cash equivalents. We classify our investments as available-for-sale securities. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity. Trading securities are carried at fair value, with changes in fair value reported in earnings.

  Information about our investment portfolio is presented in the table below, which states the amortized book value and related weighted-average interest rates by year of maturity (in thousands):

	Amortized Book Value	Weighted Average Rate
Investments maturing by December 31, 2012 (1)	$132,383	0.48%
2013	17,568	1.31%
2014	5,449	1.82%
2015	—	—
2016	1,947	3.22%

Total portfolio	$157,347	0.64%

(1)	Includes $95.7 million in cash equivalents.

Please refer to Note 4 – Cash and Cash Equivalents and Investments of our Notes to Consolidated Financial Statements for additional information regarding our investment portfolio.

    In February 2011, our line of credit agreement with Wells Fargo Capital Finance, LLC (formerly known as Wells Fargo Foothill, LLC), as arranger, administrative agent and lender, was amended and renewed for a subsequent five-year term (the “Amended Credit Agreement”). Accordingly, we could be exposed to market risk from changes to interest rates on our loans payable. This exposure relates to our $100 million line of credit. Borrowings under the Amended Credit Agreement currently bear interest at variable rates based on, at the Company’s election, (i) LIBOR (subject to reserve requirements) or (ii) the greater of (a) the Federal Funds Rate plus  1/2% or (b) Wells Fargo’s prime rate, in each case, plus an applicable margin. As of December 31, 2011, we have a $91 million balance outstanding under this line of credit recorded as current loans payable in our consolidated balance sheets. A hypothetical increase in interest rates of 1% as compared to the rates we experienced during 2011 would not have a material impact on the Company’s financial position or cash flows.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1.

The following tables set forth selected unaudited consolidated quarterly financial data for the eight quarters ended December 31, 2011:

	Quarters Ended
	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011	Dec. 31, 2010 (1)	Sept. 30, 2010	June 30, 2010	March 31, 2010
	(in thousands, except per share data)
Revenues	$245,888	$220,400	$202,970	$188,157	$216,782	$193,042	$186,102	$171,171
Gross profit	212,016	188,986	172,537	160,758	190,577	169,565	164,608	150,133
Income before income tax provision	43,962	24,392	10,734	6,635	31,257	34,306	29,155	20,202
Net income	20,641	21,466	6,330	3,629	37,064	28,501	17,391	15,613
Net loss attributable to noncontrolling interest (including $8,237 increase of redeemable noncontrolling interest to redemption value) (2)	(8,091)	—	—	—	—	—	—	—
Net income attributable to Quest Software, Inc.	$12,550	$21,466	$6,330	$3,629	$37,064	$28,501	$17,391	$15,613

Net income per share attributable to Quest Software, Inc. stockholders:
Basic	$0.15	$0.25	$0.07	$0.04	$0.40	$0.31	$0.19	$0.17

Diluted	$0.15	$0.25	$0.07	$0.04	$0.39	$0.31	$0.19	$0.17

(1)	In 2010, we recorded a year-end adjustment of $6.8 million relating to tax reserves that should have been released in prior periods. Management has concluded that this correction is not material to any periods affected. Please refer to Note 1 – Summary of Significant Accounting Policies of our Notes to Consolidated Financial Statements for details of our tax adjustment related to prior periods.
(2)	During the fourth quarter of 2011, we acquired a 60 percent voting equity interest in Smarsh, Inc. The minority shareholder who holds the remaining 40 percent noncontrolling interest was granted the right to require us to purchase half of the 40 percent non-controlling interest. This 20 percent noncontrolling interest is accounted for as redeemable noncontrolling interest because redemption is outside our control. As such, the redeemable noncontrolling interest is reported in the mezzanine section as temporary equity in our consolidated balance sheets. The remaining 20 percent noncontrolling interest is presented within total equity in our consolidated balance sheets. We present the consolidated net income that is attributable to Quest Software, Inc. and the noncontrolling interest in our consolidated income statements. Net income per share is calculated based on net income attributable to Quest Software, Inc. stockholders. Please refer to Note 11 – Noncontrolling Interest of our Notes to Consolidated Financial Statements for additional details.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011 as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act were not effective at the reasonable assurance level because of the identification of a material weakness in its internal control over financial reporting, described below, which the Company views as an integral part of its disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls. Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, utilizing the criteria described in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether the Company’s internal control over financial reporting was effective as of December 31, 2011. Based on this evaluation and those criteria, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2011, there were internal control deficiencies that constituted a material weakness, as described below.

Because of the material weakness noted below, management has concluded that internal control over financial reporting was not effective as of December 31, 2011, based on the criteria set forth in Internal Control-Integrated Framework issued by COSO.

The effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Additional Information Regarding the Material Weakness

Our management identified a material weakness in the Company’s internal control over financial reporting related to the income tax provision process as of December 31, 2011. During the preparation of the income tax provision, there were current period and prior period errors identified by both the external auditors and management. Management believes that the Company did not deploy or utilize sufficient internal or external resources, systems, and timely process changes to support our reporting needs in accordance with the growth and complexity of our overall business and the enhanced internal controls that were put in place during the fourth quarter of 2011. The level of resources deployed was insufficient to reduce the likelihood of detecting material adjustments to the Company’s books and records. This material weakness resulted in the need to record immaterial adjustments. However, as a result of these errors we determined that there was a reasonable possibility that a material misstatement to the annual or interim financial statements would not have been prevented or detected.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting that occurred during the fourth quarter of 2011 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, except as described below:

•

During the fourth quarter of 2011, we undertook efforts to redesign and enhance our internal controls related to the accounting and reporting for income taxes. Specifically, we replaced a singular key control related to the income tax provision and created multiple key controls that address several high impact areas of the tax provision. Management believes that these multiple key internal controls have been adequately designed to address areas of risk. However, due to their recent implementation, we were unable to determine operating effectiveness within the current period.

Plan for Remediation of Material Weakness

We are also undertaking further efforts to remediate the material weakness identified above. The identified material weakness was caused, in part, by the insufficient deployment or utilization of resources. Therefore, our remediation plans include an evaluation of the sufficiency of our internal personnel and the use of external resources, including systems and processes.

Thus, we plan to take the following steps to improve our internal control over the tax aspects of financial reporting and to remediate the identified material weakness:

•	We are evaluating the staffing level and qualifications of tax department personnel and will make changes as deemed appropriate.

•	We will evaluate and may modify utilization of external resources, to provide greater assurance that these resources are effectively managed, and deployed.

•	We plan to deploy additional software systems to assist in automating and controlling certain processes within the tax function.

•	We will enhance our tax compliance and provision processes and procedures through expanded use of checklists for key tasks to improve effectiveness and efficiency.

We believe that the actions described above in addition to the improved internal controls added during the fourth quarter of 2011 will strengthen our internal control over financial reporting related to the income tax provision process, and will, over time, address the material weakness that we identified in our internal control over financial reporting as of December 31, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Quest Software, Inc.

Aliso Viejo, California

We have audited the internal control over financial reporting of Quest Software, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: The Company did not maintain effective controls over the income tax provision process. The Company did not deploy or utilize sufficient internal or external resources, systems, and timely process changes to support the Company’s reporting needs. The level of resources deployed was insufficient to reduce the likelihood of detecting material adjustments to the Company’s books and records. This material weakness resulted in the need to record immaterial adjustments. However, as a result of these errors there was a reasonable possibility that a material misstatement to the annual or interim financial statements would not have been prevented or detected. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011, of the Company and our report dated February 28, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

February 28, 2012

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item will be included in the sections captioned “Directors,” “Executive Officers,” “Code of Ethics,” “Corporate Governance,” “Board of Directors and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive proxy statement, to be delivered to stockholders in connection with our 2012 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 11.	Executive Compensation

Information regarding compensation of certain named executive officers will be included in the sections captioned “Executive Compensation and Related Information”, “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” appearing in our definitive proxy statement, to be delivered to stockholders in connection with our 2012 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included in the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” appearing in our definitive proxy statement, to be delivered to stockholders in connection with our 2012 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included in the section captioned “Certain Relationships and Related Transactions,” and “Corporate Governance” appearing in our definitive proxy statement, to be delivered to stockholders in connection with our 2012 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information required by this item will be included in the section captioned “Fees Paid to the Independent Registered Public Accounting Firm” in our definitive proxy statement, to be delivered to stockholders in connection with our 2012 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

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

(3)	Exhibits

Exhibit Number	Exhibit Title

3.1*	Certificate of Incorporation of Quest Software, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2009)

3.2*	Bylaws of Quest Software, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2009)

4.1*	Form of Registrant’s Specimen Common Stock Certificate (incorporated by reference to our Registration Statement on Form S-1 and all amendments thereto filed on June 11, 1999 (File No. 333-80543))

10.1*	Form of Directors’ and Officers’ Indemnification Agreement (incorporated by reference to our Registration Statement on Form S-1 and all amendments thereto filed on June 11, 1999 (File No. 333-80543))

10.2*++	Quest Software, Inc. 1999 Stock Incentive Plan, as amended (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2008)

10.3*++	Form of Stock Option Agreement used under the Quest Software, Inc. 1999 Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2004)

10.4*++	Form of Restricted Stock Unit Award Agreement used under the Quest Software, Inc. 1999 Stock Incentive Plan, as amended (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2008)

10.5*++	Quest Software, Inc. 2001 Stock Incentive Plan, as amended (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2008)

10.6*++	Form of Stock Option Agreement used under the Quest Software, Inc. 2001 Stock Incentive Plan (incorporated by reference to our Registration Statement on Form S-8 (File No. 333-82784) filed on February 14, 2002)

10.7*++	Quest Software, Inc. 2008 Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2008)

10.8*++	Form of Stock Option Agreement used under the Quest Software, Inc. 2008 Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2008)

10.9*++	Form of Restricted Stock Unit Award Agreement used under the Quest Software, Inc. 2008 Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2008)

10.10*++	Quest Software, Inc. Executive Incentive Plan (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2007)

10.11*	Credit Agreement dated as of February 17, 2009 between Quest Software, Inc. and Wells Fargo Foothill, LLC (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2009)

10.12*	Amendment Number Three to Credit Agreement dated as of February 17, 2011 between Quest Software, Inc., the Lenders part thereto, and Wells Fargo Capital Finance LLC (formerly known as Wells Fargo Foothill, LLC) as the arranger and administrative agent for the Lenders (incorporated by reference to our Current Report on Form 8-K filed on February 23, 2011)

10.13*	Security Agreement dated as of February 17, 2009 among Quest Software, Inc., Aelita Software Corporation, ScriptLogic Corporation, Vizioncore, Inc., NetPro Computing, Inc. and those additional entities that hereafter become parties hereto, and Wells Fargo Foothill, LLC (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2009)

10.14*++	Voting Agreement dated June 1, 2009 by and between Quest Software, Inc. and Vincent C. Smith (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2009)

10.15*	Loan and Security Agreement, dated as of August 3, 2009, between Quest Software, Inc. as Borrower and Mutual of Omaha Bank as Lender (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2009)

10.16*	Secured Promissory Note, dated as of August 3, 2009, from Quest Software, Inc. as Maker to Mutual of Omaha Bank as Payee (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2009)

10.17*	Deed of Trust, Security Agreement, Assignment of Rents and Leases, and Fixture Filing, dated as of August 3, 2009, by and among Quest Software, Inc. as Trustor, Mutual of Omaha Bank as Beneficiary, and Fidelity National Title Company as Trustee (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2009)

Exhibit Number	Exhibit Title

10.18*	Environmental Certification and Indemnity Agreement, dated as of August 3, 2009, by Quest Software, Inc. as Obligor in favor of Mutual of Omaha Bank as Lender (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2009)

14.1*	Code of Conduct and Ethics (incorporated by reference to our Annual Report on Form 10-K for the period ended December 31, 2009)

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference
++	Indicates a management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUEST SOFTWARE, INC.

Dated: February 29, 2012	By:	/s/ Vincent C. Smith
Vincent C. Smith
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vincent C. Smith	President, Chief Executive Officer	February 29, 2012
Vincent C. Smith	(Principal Executive Officer) and Chairman of the Board of Directors

/s/ Scott J. Davidson	Senior Vice President and	February 29, 2012
Scott J. Davidson	Chief Financial Officer (Principal Financial Officer)

/s/ Scott H. Reasoner	Vice President, Corporate Controller	February 29, 2012
Scott H. Reasoner	(Principal Accounting Officer)

/s/ Douglas F. Garn	Vice Chairman and Director	February 29, 2012
Douglas F. Garn

/s/ Kevin M. Klausmeyer	Director	February 29, 2012
Kevin M. Klausmeyer

/s/ Augustine L. Nieto II	Director	February 29, 2012
Augustine L. Nieto II

/s/ Paul A. Sallaberry	Director	February 29, 2012
Paul A. Sallaberry

/s/ H. John Dirks	Director	February 29, 2012
H. John Dirks

CONSOLIDATED FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

QUEST SOFTWARE, INC. AND SUBSIDIARIES

December 31, 2011, 2010 and 2009

QUEST SOFTWARE, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Quest Software, Inc.

Aliso Viejo, California

We have audited the accompanying consolidated balance sheets of Quest Software, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

February 28, 2012

QUEST SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$192,165	$356,533
Short-term investments	36,774	90,284
Accounts receivable, net of allowances of $6,369 and $5,367 at December 31, 2011 and 2010, respectively	201,636	179,621
Prepaid expenses and other current assets	45,846	48,312
Deferred income taxes, net	19,780	6,677

Total current assets	496,201	681,427
Property and equipment, net	94,602	70,854
Long-term investments	24,832	45,466
Intangible assets, net	150,386	62,785
Goodwill	858,444	706,224
Deferred income taxes, net	17,559	46,985
Other assets	55,627	21,843

Total assets	$1,697,651	$1,635,584

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$11,723	$5,512
Accrued compensation	56,148	55,185
Other accrued expenses	42,845	32,600
Loans payable	91,597	521
Deferred revenue	388,788	324,121

Total current liabilities	591,101	417,939

Long-term liabilities:
Deferred revenue	111,050	100,264
Income taxes payable	51,276	41,385
Loans payable	32,133	32,730
Other long-term liabilities	9,942	11,000

Total long-term liabilities	204,401	185,379

Total liabilities	795,502	603,318

Commitments and contingencies (Notes 2 and 17)
Redeemable noncontrolling interest	22,000	—
Equity:
Quest Software, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 200,000 shares authorized; 83,148 and 92,893 shares issued and outstanding at December 31, 2011 and 2010, respectively	83	93
Additional paid-in-capital	521,653	729,640
Retained earnings	345,672	301,697
Accumulated other comprehensive (loss) income	(208)	836

Total Quest Software Inc. stockholders’ equity	867,200	1,032,266
Noncontrolling interest	12,949	—

Total equity	880,149	1,032,266

Total liabilities and equity	$1,697,651	$1,635,584

The accompanying notes are an integral part of these consolidated financial statements.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

	Year Ended December 31
	2011	2010	2009
Revenues:
Licenses	$337,889	$320,683	$279,238
Services	519,526	446,414	415,998

Total revenues	857,415	767,097	695,236

Cost of revenues:
Licenses	10,913	8,303	7,581
Services	88,431	67,809	58,528
Amortization of purchased technology	23,774	16,101	19,393

Total cost of revenues	123,118	92,213	85,502

Gross profit	734,297	674,884	609,734

Operating expenses:
Sales and marketing	343,411	304,934	272,944
Research and development	166,191	151,896	144,370
General and administrative	110,198	84,808	76,748
Amortization of other purchased intangible assets	23,972	12,670	13,159
Litigation loss provision, net	—	—	19,025

Total operating expenses	643,772	554,308	526,246

Income from operations	90,525	120,576	83,488
Other (expense) income, net	(4,802)	(5,657)	2,549

Income before income tax provision	85,723	114,919	86,037
Income tax provision	33,657	16,352	15,678

Net income	52,066	98,567	70,359
Net loss attributable to noncontrolling interest (including $8,237 increase of redeemable noncontrolling interest to redemption value)	(8,091)	—	—

Net income attributable to Quest Software, Inc.	$43,975	$98,567	$70,359

Net income per share attributable to Quest Software, Inc. stockholders:
Basic	$0.50	$1.09	$0.77

Diluted	$0.49	$1.06	$0.75

Weighted–average common shares outstanding:
Basic	87,104	90,411	91,926
Diluted	88,992	93,282	94,066

The accompanying notes are an integral part of these consolidated financial statements.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Quest Software, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
	Shares	Amount
BALANCE, December 31, 2008	94,298	$94	$740,887	$132,771	$—	$873,752	$—	$873,752	$—
Common stock issued under stock-based compensation plans	3,752	4	43,260	—	—	43,264	—	43,264	—
Net tax benefit related to stock-based compensation	—	—	4,867	—	—	4,867	—	4,867	—
Repurchase of common stock	(7,848)	(8)	(111,009)	—	—	(111,017)	—	(111,017)	—
Fees related to the repurchase of common stock	—	—	(1,431)	—	—	(1,431)	—	(1,431)	—
Cash settlement of equity based awards	—	—	(1,268)	—	—	(1,268)	—	(1,268)	—
Compensation expense associated with stock-based payments	—	—	14,079	—	—	14,079	—	14,079	—
Comprehensive Income:									—
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(9)	(9)	—	(9)	—
Unrealized gain on foreign currency hedges, net of tax	—	—	—	—	196	196	—	196	—
Net income	—	—	—	70,359	—	70,359	—	70,359	—

Comprehensive income	—	—	—	—	—	70,546	—	70,546	—

BALANCE, December 31, 2009	90,202	90	689,385	203,130	187	892,792	—	892,792	—
Common stock issued under stock-based compensation plans	4,954	5	62,499	—	—	62,504	—	62,504	—
Net tax deficiency related to stock-based compensation	—	—	(3,071)	—	—	(3,071)	—	(3,071)	—
Repurchase of common stock	(2,263)	(2)	(37,361)	—	—	(37,363)	—	(37,363)	—
Fees related to the repurchase of common stock	—	—	(9)	—	—	(9)	—	(9)	—
Cash settlement of equity based awards	—	—	(3,421)	—	—	(3,421)	—	(3,421)	—
Compensation expense associated with stock-based payments	—	—	21,618	—	—	21,618	—	21,618	—
Comprehensive Income:							—		—
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	290	290	—	290	—
Unrealized gain on foreign currency hedges, net of tax	—	—	—	—	359	359	—	359	—
Net income	—	—	—	98,567	—	98,567	—	98,567	—

Comprehensive income	—	—	—	—	—	99,216	—	99,216	—

BALANCE, December 31, 2010	92,893	93	729,640	301,697	836	1,032,266	—	1,032,266	—
Common stock issued under stock-based compensation plans	2,183	2	32,305	—	—	32,307	—	32,307	—
Repurchase of common stock	(11,928)	(12)	(261,516)	—	—	(261,528)	—	(261,528)	—
Fees related to the repurchase of common stock	—	—	(239)	—	—	(239)	—	(239)	—
Cash settlement of equity based awards	—	—	(3,161)	—	—	(3,161)	—	(3,161)	—
Compensation expense associated with stock-based payments	—	—	24,624	—	—	24,624	—	24,624	—
Noncontrolling interest assumed related to acquisition	—	—	—	—	—	—	13,022	13,022	13,836
Comprehensive Income:
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(315)	(315)	—	(315)	—
Unrealized loss on foreign currency hedges, net of tax	—	—	—	—	(729)	(729)	—	(729)	—
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(73)	(73)	8,164
Net income attributable to Quest Software, Inc.	—	—	—	43,975	—	43,975	—	43,975	—

Comprehensive income (loss)	—	—	—	—	—	42,931	(73)	42,858	8,164

BALANCE, December 31, 2011	83,148	$83	$521,653	$345,672	$(208)	$867,200	$12,949	$880,149	$22,000

The accompanying notes are an integral part of these consolidated financial statements.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31
	2011	2010	2009
Cash flows from operating activities:
Net income	$52,066	$98,567	$70,359
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,279	43,031	47,973
Compensation expense associated with stock-based payments	25,269	23,101	15,178
Unrealized foreign currency losses (gains), net	4,217	1,963	2,282
Change in fair value of contingent consideration	(7,819)	2,500	—
Deferred income taxes	4,426	6,286	2,376
Impairment losses on intangible assets	8,951	—	—
Excess tax benefit related to stock-based compensation	(2,108)	(1,582)	(1,825)
Other non-cash adjustments, net	2,080	1,566	(310)
Changes in operating assets and liabilities, net of effects of acquisitions:

Accounts receivable	(6,231)	(21,467)	5,484
Prepaid expenses and other current assets	(4,865)	4,429	(1,033)
Other assets	1,817	2,038	(682)
Accounts payable	1,545	1,183	(375)
Accrued compensation	(12,255)	4,267	(3,724)
Other accrued expenses	6,076	(902)	(11,164)
Income taxes payable	24,169	(23,692)	(3,118)
Deferred revenue	50,065	48,520	33,426
Other liabilities	(6,647)	(2,130)	2,825

Net cash provided by operating activities	195,035	187,678	157,672

Cash flows from investing activities:
Purchases of property and equipment	(29,718)	(13,731)	(11,286)
Cash paid for acquisitions, net of cash acquired	(220,002)	(58,734)	(12,253)
Change in restricted cash	(4,940)	587	1,494
Cash paid for software rights	—	(2,229)	—
Notes receivable from a cost method investee	—	(2,000)	—
Change in notes receivable	(4,250)	(300)	—
Cash paid for intellectual property	(1,559)	—	—
Contributions on equity method investment	(920)	—	—
Purchases of cost method investments	(31,523)	—	(3,000)
Purchases of investment securities	(28,346)	(226,201)	(47,853)
Sales and maturities of investment securities	101,389	186,157	2,814

Net cash used in investing activities	(219,869)	(116,451)	(70,084)

Cash flows from financing activities:
Proceeds from loans payable	91,000	—	68,428
Repayment of loans payable	(521)	(32,653)	(2,534)
Repurchase of common stock	(261,767)	(37,363)	(112,447)
Repayment of capital lease obligations	(326)	(245)	(263)
Cash paid for line of credit fees	(500)	—	(1,979)
Proceeds from the exercise of stock options	32,435	62,504	43,264
Excess tax benefit related to stock-based compensation	2,108	1,582	1,825

Net cash used in financing activities	(137,571)	(6,175)	(3,706)

Effect of exchange rate changes on cash and cash equivalents	(1,963)	(1,459)	(6,837)

Net increase (decrease) in cash and cash equivalents	(164,368)	63,593	77,045
Cash and cash equivalents, beginning of period	356,533	292,940	215,895

Cash and cash equivalents, end of period	$192,165	$356,533	$292,940

Supplemental disclosures of consolidated cash flow information:
Cash paid for interest	$3,056	$3,305	$3,746

Cash paid for income taxes	$1,096	$32,988	$15,077

Supplemental schedule of non-cash investing and financing activities:
Unrealized (loss) gain on available-for-sale securities, net of tax	$(315)	$290	$(9)

Unrealized (loss) gain on foreign currency contracts	$(729)	$359	$196

Contingent consideration related to acquisitions	$3,086	$2,015	$4,000

Unpaid purchases of property and equipment	$3,180	$1,382	$1,081

The accompanying notes are an integral part of these consolidated financial statements.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Financial Statement Presentation

Quest Software, Inc. was incorporated in California in 1987 and reincorporated in Delaware in 2009. We are a leading developer and vendor of enterprise systems management software products. We also provide consulting, training, and support services to our customers. We have wholly-owned research and development subsidiaries and sales subsidiaries for marketing, distribution, and support of our products and services in the United States and abroad. References to “Quest,” “Quest Software,” the “Company,” “we,” “us,” or “our” refer to Quest Software, Inc. and its consolidated subsidiaries.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include our accounts and those of our majority owned subsidiaries. Intercompany transactions are eliminated. We present noncontrolling interest within the equity section in our consolidated balance sheets. Noncontrolling interest that is redeemable at the option of the minority shareholder is presented outside of permanent equity. As such, the redeemable noncontrolling interest is reported in the mezzanine section as temporary equity in our consolidated balance sheets. We present the amount of consolidated net income that is attributable to Quest Software, Inc. and the noncontrolling interest in our consolidated income statements. Furthermore, we disclose the amount of comprehensive income that is attributable to Quest Software, Inc. and the noncontrolling interest in our consolidated statements of equity and comprehensive income.

Impact of Change in Statement of Cash Flows Presentation to Prior Periods

We maintain positions in certain foreign currencies which may at times create unrealized gains or losses. Unrealized foreign currency gains/losses should be presented as an adjustment to reconcile net income to net cash provided by operating activities in our consolidated statement of cash flows. Effective during the third quarter of 2011, we presented such unrealized foreign currency gains/losses in our consolidated statement of cash flows. This change impacts our cash flow presentation and does not impact earnings or cash balances. Management has concluded that this change of presentation is not material to any periods affected. The following represents the details of the impact to previously reported statement of cash flows to conform to the current year presentation.

	Year Ended December 31, 2010			Year Ended December 31, 2009
	As Previously Reported	As Adjusted	Impact	As Previously Reported	As Adjusted	Impact
Unrealized foreign currency losses, net	$—	$1,963	$1,963	$—	$2,282	$2,282
Changes in operating assets and liabilities, net of effects of acquisitions	11,840	12,246	406	19,535	21,639	2,104

Net cash provided by operating activities	185,309	187,678	2,369	153,286	157,672	4,386
Effect of exchange rate changes in cash and cash equivalents	910	(1,459)	(2,369)	(2,451)	(6,837)	(4,386)

Net impact to cash and cash equivalents			$—			$—

The adjusted consolidated statement of cash flows for the periods ended March 31, 2011 and June 30, 2011 will be presented as comparative financial statements in our filing of Form 10-Q for the quarterly period ended March 31, 2012 and June 30, 2012.

Tax Adjustment Related to Prior Periods

During the 2010 year-end close process, we discovered that approximately $6.8 million in tax reserves should have been released in prior periods upon the lapsing of statutes of limitations in federal taxing jurisdictions. The release of these tax reserves would have resulted in higher net income and earnings per share than previously reported for the prior interim periods and the year ended December 31, 2009. In 2010, we recorded a year-end adjustment of $6.8 million and management has concluded that this correction is not material to any periods affected. The impact of the year-end adjustment for the three months and twelve months ended December 31, 2010 was an increase in net income of $6.8 million and an increase in diluted earnings per share of $0.07. The impact to prior interim periods for the income statement would have been an increase in net income of $2.1 million, $0.1 million and $4.6 million for the three months ended September 30, 2010, December 31, 2009 and September 30, 2009, respectively and an increase in diluted earnings per share of $0.02, $— and $0.05 for the three months ended September 30, 2010, December 31, 2009 and September 30, 2009, respectively. The impact to fiscal year 2009 would have been an increase in net income of $4.7 million and an increase in diluted earnings per share of $0.05 for the twelve months ended December 31, 2009. The impact to prior periods for the balance sheet would have been a decrease in non-current deferred income taxes of $1.0 million and a decrease in long-term income taxes payable of $7.8 million as of September 30, 2010, a decrease in non-current deferred income taxes of $0.7 million and a decrease in long-term income taxes payable of $5.4 million as of December 31, 2009, and a decrease in non-current deferred income taxes of $0.7 million and a decrease in long-term income taxes payable of $5.3 million as of September 30, 2009, respectively.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

New Accounting Pronouncements

In January 2010, the FASB issued an amendment regarding improving disclosures about fair value measurements. This new guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. There was no impact from the adoption of this guidance to our consolidated financial position or results of operations as the amendment only addresses disclosures.

In December 2010, the FASB issued an amendment to goodwill impairment testing. The amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption was not permitted. There was no impact from our adoption of this guidance since we do not have any reporting units with zero or negative carrying amounts.

In December 2010, the FASB issued an amendment to the disclosure of supplementary pro forma information for business combinations. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted; but was not elected. There was no impact from our adoption of this guidance since the acquisitions in 2011 individually, or in the aggregate, were not material, and therefore supplementary pro forma information are not presented for the years ended December 31, 2011 and 2010.

In May 2011, the FASB issued amendments to its accounting guidance on fair value measurement. The amendments provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The amendments change certain fair value measurement principles and enhance the disclosure requirements about fair value measurements. This guidance is effective during interim and annual periods beginning after December 15, 2011 and should be applied prospectively. We do not anticipate a material impact to our consolidated financial statements upon adoption of this guidance.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2011, the FASB issued amendments to its accounting guidance on comprehensive income. The amendments require an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments eliminate the option to present the components of other comprehensive income as part of the statement of equity. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not anticipate a material impact to our consolidated financial statements upon adoption of this guidance. In December 2011, the FASB issued amendments to defer the presentation on the face of the financial statements the reclassification adjustments out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.

In September 2011, the FASB issued amendments to its accounting guidance on testing goodwill for impairment. The amendments allow entities to use a qualitative approach to test goodwill for impairment. This permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that it is more likely than not that the fair value of a reporting unit is less than its carrying value, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. We have not determined if we will perform this qualitative assessment in 2012.

Cash Equivalents and Investments

We consider highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of AAA-rated money market funds in all periods presented. Investments consist of available-for-sale or trading securities as defined in Accounting for Certain Investments in Debt and Equity Securities. These investments are recorded at fair value and are classified as investments in the accompanying consolidated balance sheets. The changes in fair values on trading securities are recorded as a component of Other (expense) income, net. The changes in fair values, net of applicable taxes, on available-for-sale investment securities are recorded as unrealized gains (losses) as a component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in Other (expense) income, net. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. Investments are made based on our investment policy which restricts the types of investments that can be made. We have classified available-for-sale and trading securities as short-term or long-term based primarily on the maturity date of the related securities.

Concentration of Credit Risk

Financial instruments that potentially subject us to credit risk include cash and cash equivalents, investments and accounts receivable. We believe that credit risks related to our investment portfolio are moderated by limitations we place on our exposure to any one issuer and credit risks on accounts receivable are moderated by the diversity of our products, customers and geographic sales areas. We monitor extensions of credit and have not experienced significant credit losses in the past. We maintain an allowance both for bad debts and for sales returns and cancellations and such losses and returns have historically been within management’s expectations. No single customer accounted for 10% or more of our total revenues or accounts receivable for the years ended December 31, 2011, 2010 or 2009.

Allowances for Doubtful Accounts and Returns

We record allowances for doubtful accounts based upon a specific review of significant outstanding invoices and/or our historical write-off experience. We also record an allowance for estimated sales returns and cancellations on product and service-related sales in accordance with GAAP. These estimates are based on historical sales returns and other known factors.

Other Assets

The following table summarizes our other assets by asset type at the dates indicated (in thousands):

Asset Type	December 31
	2011	2010
Cost method investments	$46,072	$14,304
Income taxes receivable	828	2,092
Lease security deposits	3,223	2,678
Non-current restricted cash (1)	2,477	1,040
Other	3,027	1,729

Total Other Assets	$55,627	$21,843

(1)	As of December 31, 2011, this relates primarily to holdback arrangements designated in relation to certain acquired companies during the year. As of December 31, 2010, this is primarily cash restricted as a condition to certain non-US facility leases.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cost method investments are investments made in non-consolidated companies accounted for under the cost method given that we do not have the ability to exercise significant influence over these companies’ operations. These investments were made in early stage private companies and private equity funds for business and strategic purposes. We may make additional investments of this nature in the future. We periodically monitor our investments for impairment and will record reductions in carrying values if and when necessary. The evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure regulations as U.S. public companies and, as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. As part of this evaluation process, our review includes but is not limited to a review of each company’s cash position, recent financing activities, financing needs, earnings and revenue outlook, operational performance, management or ownership changes, and impacts from competitive pressures to the extent that we have access to such information. If we were to subsequently determine that the carrying value of our investment in a company is at an amount above fair value, an adjustment will be made in that corresponding period resulting in a charge against earnings for the write-down.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:

Years
Building	30
Furniture and fixtures	7
Machinery and equipment	7
Computer equipment	3-5
Computer software	3-7

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

Goodwill arising from acquisitions is measured as the excess of consideration transferred over the net amounts of the identifiable assets acquired and the liabilities assumed at the acquisition date. We test goodwill for impairment at the reporting unit level on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. The carrying amount of goodwill was considered recoverable at December 31, 2011, based on the results of our goodwill impairment evaluation performed in the fourth quarter of 2011. As of December 31, 2011, the fair values of goodwill were substantially in excess of the carrying amounts of goodwill for all our reporting units.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets are recorded at the estimated fair value of acquired technology, in-process research and development (“IPR&D”), customer relationships, non-compete agreements, trademarks and trade names acquired and amortized using the straight-line method over estimated useful lives. The estimated useful lives of the intangible assets being amortized range from two to fifteen years. The estimated fair values of trade names associated with ScriptLogic Corporation (“ScriptLogic”) acquired in 2007 and PacketTrap Networks, Inc. acquired in 2009 were assigned indefinite useful lives and are not being amortized. During the fourth quarter of 2011, the trade name related to ScriptLogic became impaired due to the integration and branding of ScriptLogic products with Quest products (please refer to Note 6 – Goodwill and Intangibles Assets, Net for more details on impairment of intangible assets). Accumulated amortization of intangible assets was $251.9 million and $203.6 million at December 31, 2011 and 2010, respectively.

Noncontrolling Interest

The noncontrolling interest in a subsidiary is initially recognized at estimated fair value on acquisition date and is presented within total equity in our consolidated balance sheets. We track the carrying amount of noncontrolling interest at acquisition-date fair value plus an allocation of subsidiary earnings based on ownership interest. Noncontrolling interest that has redemption features outside our control is accounted for as redeemable noncontrolling interest and is recorded as temporary equity. Noncontrolling interest that is redeemable at other than fair value is recorded at the higher of its carrying amount or redemption value if the shareholders were to exercise their put right. The adjustment to the carrying amount of the redeemable noncontrolling interest to the redemption value is recorded in net income attributable to the noncontrolling interest, thereby directly affecting net income attributable to Quest Software, Inc. Net income per share is calculated based on net income attributable to Quest Software, Inc. stockholders. Acquisitions of redeemable noncontrolling interests are treated as equity transactions.

Long-Lived Assets

Long-lived assets to be held and used are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. We periodically review the carrying value of long-lived assets to determine whether or not impairment to such value has occurred.

Derivative Instruments

Foreign Exchange Risk Management Policy

In 2009, our Board of Directors approved our Foreign Exchange Risk Management Policy. The policy identifies target exposures such as balance sheet, cash flow and income statement risks, program objectives, approved financial instruments and counterparties, accounting and tax treatment, as well as oversight, reporting and controls. The functional currency of all our subsidiaries is the U.S. Dollar. Our exposure to foreign exchange risk is composed of the combination of our foreign operations’ revenues and cash expenses denominated in currencies other than the U.S. Dollar, as well as our net balances of monetary assets and liabilities within our foreign subsidiaries. These exposures have the potential to produce either gains or losses depending on the directional movement of the foreign currencies versus the U.S. Dollar and our operational profile in foreign subsidiaries. Certain balance sheet items are re-measured each period and the changes in value are recorded within Other (expense) income, net.

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

In the case of a qualifying cash flow hedge, changes in the value of the derivative instruments that are highly effective are recognized in Accumulated other comprehensive income (“AOCI”) on the consolidated balance sheets, until the hedged item is recognized in the consolidated income statements. The ineffective portion of a derivative’s change in fair value is recognized through the consolidated income statements. Upon the occasional termination of a cash flow hedge, the remaining cost of that hedge is amortized over the remaining life of the hedged item in proportion to the change in the hedged forecasted transaction. We have derivatives in place to hedge the exposure to the variability in future cash flows for revenues and forecasted research and development cash expenses. We formally document all qualifying hedge relationships, as well as our risk management objective and strategy for undertaking each hedge transaction. Derivatives that are non-designated hedges are adjusted to fair value through the consolidated income statements. Quest does not use derivative instruments for speculative purposes. Please refer to Note 15 – Derivative Instruments for a full description of our derivative activities.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The carrying amounts of our financial instruments including cash and cash equivalents, investments in available-for-sale and trading securities, accounts receivable, derivatives, accounts payable, accrued liabilities and loans payable approximate their respective fair values because of the relatively short period of time between origination of the instruments and their expected realization or liquidation, or because they are carried at fair value. We measure fair value based on applicable accounting guidance. The guidance defines fair value measurements, establishes a framework for measuring fair value and outlines a fair value hierarchy based on the inputs to valuation techniques used to measure fair value. The standard categorizes the inputs to valuation techniques into a three-level hierarchy based on the extent to which the measurement relies on observable market inputs in measuring fair value. Assets and liabilities are classified within this hierarchy in their entirety based on the lowest level of any input that is significant to the fair value measurement. Financial instruments carried at fair value under Level 1 include inputs based on unadjusted quoted prices in active markets for those identical financial instruments. The financial instruments recorded under Level 2 are valued primarily utilizing inputs or prices that are observable in the marketplace, can be derived from observable market data or corroborated by observable levels at which transactions are executed. Because financial instruments classified as Level 3 are generally based on unobservable inputs, the process to determine fair value is generally more subjective and involves management judgment and assumptions. These assumptions may have a significant effect on our estimates of fair value, and the use of different assumptions as well as changes in market conditions could have a material effect on our results of operations or financial condition.

Please refer to Note 16 – Fair Value Measurements for further information, including the classification within the three-level hierarchy of all of our assets and liabilities carried in our consolidated balance sheets at fair value.

Revenue Recognition

We derive revenues from three primary sources: (1) software licenses, (2) maintenance and support services and (3) professional services. We recognize revenue in accordance with FASB’s authoritative guidance on software revenue recognition.

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

We license our products primarily through our direct sales force, our telesales force and indirect channels including value added resellers and distributors. For our direct sales, we utilize written contracts as the means to establish the terms and conditions upon which our products and services are sold to our end customers. For our indirect sales transactions, we accept orders from our resellers and distributors when they have existing orders from an end customer. Indirect sales through resellers are a growing proportion of our transaction volume. These transactions are generally handled via processes and policies that are similar to an end customer sale. We utilize written contracts coupled with purchase orders as the means to establish the terms and conditions of these indirect sales transactions. We recognize revenue from reseller and distributor transactions upon invoicing the order provided all other revenue recognition criteria have been met.

For those customers that have established a history of consistent, timely cash collection with us, we accept orders and simultaneously recognize revenue. For those customers that have not established a history of consistent, timely cash collection with us, we accept orders and defer revenue until cash collection occurs. The probability of collection criteria per GAAP is applied to each individual customer rather than to all direct sales or indirect sales in aggregate.

Most of our software products are “off the shelf” products that do not require customization. We initially capture value for our products by selling a software license to end customers. The fee for the first year of maintenance is included in, or bundled with, the perpetual software license at the time of initial sale. As such, the combination at initial sale of a perpetual software license and one year of maintenance services represents a “multiple-element” arrangement for revenue recognition purposes.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We account for the perpetual software license component of these multiple-element arrangements using the residual method, which requires recognition of the perpetual software license revenue once all software products have been delivered to the end customer and the only undelivered element is maintenance and professional services, if applicable. The value of the undelivered elements is determined based on vendor-specific objective evidence (“VSOE”) of fair value and is deferred. The residual value, after allocation of the fee to the undelivered elements based on VSOE of fair value, is then allocated to the perpetual software license for the software products being sold.

Our maintenance services VSOE of fair value is determined by reference to the prices our customers pay for this support when it is sold separately; that is, when we enter into an arms-length, annual renewal transaction with customers where the only offering sold is maintenance. These standalone maintenance renewal transactions are typically for one year in duration and are priced as a targeted percentage of the initial, discounted purchase price. We bill these renewal transactions in advance of the services provided. We also sometimes offer customers the right to purchase maintenance for multiple annual periods beyond the first year. Revenue for our standalone sale of annual maintenance renewals in years two, three and beyond is recognized ratably over the support term. Sales of maintenance for multiple annual periods are treated similarly.

Our professional services VSOE of fair value is determined by reference to our established pricing and discounting practices for these services when sold separately. Our professional services are typically sold as time-and-materials based contracts that average approximately fifteen days in duration. Revenue from professional services is generally recognized as the services are performed in accordance with the underlying service contracts.

If we cannot objectively determine the fair value of any undelivered element (hardware, software, specific upgrade rights, etc.) in a bundled software and services arrangement, we defer revenue until all elements are delivered and services are performed, or until fair value can be objectively determined based on VSOE of fair value for any remaining undelivered elements.

In addition to perpetual software licenses, we sell a small amount of time-based software licenses (or term licenses) each year wherein customers pay a single fee for the right to use the software and receive maintenance for a defined period of time. Approximately 6% of our 2011 license revenue was generated by these time-based software licenses. All license and maintenance revenues on these term licenses are recognized ratably over the license term.

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

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We also recognize some revenue on sales of multiple-element arrangements that include hardware and a combination of software, maintenance and professional services. We recognize revenue related to the nonessential software elements in accordance with the FASB’s software revenue guidance. The remaining elements are excluded from the scope of software revenue guidance and revenue is recognized in accordance with the applicable guidance from the FASB.

Uncollected Deferred Revenue

Because of our revenue recognition policies, there are circumstances for which we are unable to recognize revenue relating to sales transactions that have been billed to customers where uncertainty exists regarding their ability to pay, and the related account receivable has not been collected. While the receivable represents an enforceable obligation, for balance sheet presentation purposes we have offset the deferred revenue with the related account receivable and no amounts appear in our consolidated balance sheets for such transactions. The aggregate amount of unrecognized accounts receivable and deferred revenue was $29.0 million and $33.0 million at December 31, 2011 and 2010, respectively.

Software Development Costs

Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with FASB’s authoritative guidance on Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed until the product is available for general release. Because our current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no software development costs have been capitalized as of December 31, 2011 and 2010.

Advertising Expenses

We expense all advertising costs as incurred, and such costs were $9.4 million, $5.9 million and $4.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. Advertising expenses are recorded within our operating expenses in our consolidated income statements.

Foreign Currency Translation

In accordance with FASB’s authoritative guidance on Foreign Currency Translation, the U.S. Dollar is considered to be the functional currency for each of our foreign subsidiaries, as such subsidiaries act primarily as an extension of our parent company’s operations. The determination of functional currency is primarily based on the subsidiaries’ relative financial and operational dependence on the parent company. Assets and liabilities in these subsidiaries are re-measured at current exchange rates, except for property and equipment, intangible assets, goodwill and deferred revenue, which are translated at historical exchange rates. Revenues and expenses are re-measured at average exchange rates in effect during the year except for revenues and costs related to the above mentioned balance sheet items which are translated at historical rates. Foreign currency gains and losses are included in Other (expense) income, net in the consolidated income statements. There was a net foreign currency (loss) gain of $(4.3) million, $(3.2) million and $3.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with FASB’s authoritative guidance on Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We provide valuation allowances against the net deferred tax asset for amounts that are not considered more likely than not to be realized (Please refer to Note 10 – Income Taxes for disclosure of amounts related to deferred taxes and associated valuation allowances).

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with FASBs guidance on Accounting for Uncertainty in Income Taxes, we perform a comprehensive review of our portfolio of uncertain tax positions regularly. In this regard, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return or claim, which has not been reflected in measuring income tax expense for financial reporting purposes. Until these positions are sustained by the taxing authorities, we have not recognized the tax benefits resulting from such positions and report the tax effects as a liability for uncertain tax positions in our consolidated balance sheets.

Taxes Collected from Customers and Remitted to Governmental Authorities

We present taxes collected from customers and remitted to governmental authorities in accordance with the guidance on How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), on a net basis.

Net Income Per Share Attributable to Quest Software, Inc. Stockholders

Basic net income per share is computed by dividing net income attributable to Quest Software Inc. stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of securities by including other common stock equivalents, including stock options and restricted stock units, in the weighted–average number of common shares outstanding for a period, if dilutive.

The table below sets forth the reconciliation of the denominator of the net income per share attributable to Quest Software, inc. stockholders (in thousands):

	Year Ended December 31
	2011	2010	2009
Shares used in computing basic net income per share	87,104	90,411	91,926
Dilutive effect of stock options and restricted stock units (1)	1,888	2,871	2,140

Shares used in computing diluted net income per share	88,992	93,282	94,066

(1)	Options to purchase 6,741, 6,524 and 6,314 shares of common stock were outstanding during 2011, 2010 and 2009, respectively, but were not included in the computation of diluted net income per share as inclusion would have been anti-dilutive.

Stock-Based Compensation

We account for stock-based compensation using the fair value recognition provisions under GAAP. We estimate the fair value of stock options granted using a Black Scholes option valuation model and a single option award approach. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. We amortize the fair value of stock options on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. We value restricted stock units granted based on the market price of our common stock on the date of the grant. We amortize the value of restricted stock units on a straight-line basis over the restriction period. Please refer to Note 14 – Stock Based Compensation and Employee Benefit Plans for a description of our stock-based employee compensation plans and the assumptions we use to calculate the fair value of stock-based employee compensation.

NOTE 2 — ACQUISITIONS

2011 Acquisitions

BakBone Software Incorporated – In January 2011, we acquired 100 percent of the voting equity interest of BakBone Software Incorporated (“BakBone”), a publicly-held provider of data protection software, for cash consideration of approximately $56 million. BakBone provides us with additional technologies and products to provide data protection solutions across heterogeneous physical, virtual and application-level environments.

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

Current assets	$12,479
Acquired technologies with a weighted average useful life of 5.2 years	24,500
In-process research and development	400
Customer relationships with a useful life of 4.0 years	11,300
Trademarks and trade names with a useful life of 10.0 years	1,800
Goodwill	18,690
Deferred income tax assets – non-current	9,872
Other non-current assets	2,419
Current liabilities	(6,328)
Deferred revenue – current	(9,383)
Deferred revenue – non-current	(9,491)
Other long-term liabilities	(278)

Total purchase price	$55,980

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

Smarsh, Inc. – In October 2011, we acquired a 60 percent voting equity interest in Smarsh, Inc. (“Smarsh”), a privately-held provider of secure and reliable email archiving solutions for message compliance and records retention, proactive litigation readiness, and mail server data management, for cash consideration of approximately $56 million. This acquisition was funded through our Wells Fargo line of credit. In connection with this acquisition, we obtained a right to purchase half of the 40 percent noncontrolling interest from the date of acquisition for a maximum redemption value of $26 million, and the minority shareholder was granted the right to require us to purchase half of the 40 percent noncontrolling interest, provided that we have not purchased any additional shares, from the first anniversary until the fifth anniversary of the acquisition date for a maximum redemption value of $22 million. This 20 percent noncontrolling interest is accounted for as redeemable noncontrolling interest because redemption is outside our control. As such, the redeemable noncontrolling interest is reported in the mezzanine section as temporary equity in our consolidated balance sheets. Furthermore, we have a right to acquire the remaining 20 percent noncontrolling interest for a purchase price to be determined by mutual agreement or by use of a third party valuation firm from the later of (1) the purchase of 20 percent noncontrolling interest per above and (2) the third anniversary of the acquisition date.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The acquisition has been accounted for as a business combination and the purchase price was allocated primarily to goodwill, other intangible assets and noncontrolling interest. Actual results of operations of Smarsh are included in our consolidated financial statements from the date of acquisition. Our preliminary allocation of the purchase price to assets and liabilities based upon fair value determinations was as follows (in thousands):

Current assets	$ 6,974
Acquired technologies with a useful life of 5 years	12,000
In-process research and development	1,900
Customer relationships with a useful life of 15 years	26,000
Trade names with a useful life of 10 years	2,400
Goodwill	48,281
Other non-current assets	4,958
Current liabilities	(2,017)
Deferred income tax liabilities – non-current	18,040
Other long-term liabilities	(36)
Redeemable noncontrolling interest	(13,836)
Noncontrolling interest	(13,022)

Total purchase price	$55,562

The preliminary allocation of purchase price for Smarsh was based upon valuation information and estimates and assumptions available at the time of filing. Our estimates and assumptions are subject to change and preliminary valuations are often finalized after a reporting period. The areas of the purchase price allocation that are still not finalized and are subject to change within the measurement period relate to the valuation of certain intangible assets, income taxes and the resulting goodwill.

The intangible assets will be amortized over the pattern in which the expected economic benefits of the intangible assets are realized, which in general is correlated with the cash flows generated from such assets. We acquired an in-process research and development (“IPR&D”) project and the value assigned to the IPR&D was determined utilizing the income approach by determining cash flow projections relating to the project. We applied a discount rate of 13% to derive the value of the IPR&D project. The IPR&D project will be assessed for impairment until completed. Upon completion, the project will be amortized over its estimated useful life, as described above. The goodwill associated with this acquisition is reported within our Maintenance Services segment of our business, and is not expected to be deductible for tax purposes. Goodwill results from expected synergies from the transaction, including complementary products that will enhance our overall product portfolio, and opportunities within new markets, which we believe will result in incremental revenue and profitability.

The fair value of the redeemable noncontrolling interest and noncontrolling interest at acquisition date of approximately $14 million and $13 million, respectively, were estimated by applying the market approach. This fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 inputs under accounting guidance for measuring fair value. Key assumptions include a discount rate of 13 percent because of the lack of control and adjustments because of the lack of marketability that market participants would consider when estimating the fair value of the noncontrolling interest.

Other Acquisitions – We completed six other acquisitions during the year ended December 31, 2011. These acquisitions have been accounted for as business combinations. The aggregate purchase price for these transactions was approximately $130 million. The allocation of purchase price was primarily to goodwill and other intangible assets for approximately $80 million and $50 million, respectively. Actual results of operations of these acquisitions are included in our consolidated financial statements from the effective dates of the acquisitions.

The 2011 acquisitions individually, or in the aggregate, are not material, and therefore supplemental pro forma information is not presented for the years ended December 31, 2011 and 2010.

2010 Acquisitions

Völcker Informatik AG – In July 2010, we acquired 100 percent of the voting equity interest of Germany-based Völcker Informatik AG (“Völcker”), a privately held identity management solutions provider, for cash consideration of approximately $20.2 million. The acquisition further extends the Quest® One Identity Solution product portfolio. In connection with the acquisition, Quest also agreed to certain post-closing payments with a maximum potential payout of approximately $5.0 million paid over three years, of which $2.5 million relates to an earn-out contingent upon achieving certain sales targets and the remainder to retention bonuses tied to continued employment. The estimated fair value of the earn-out contingency of $2.0 million has been recorded as an accrual, making the total purchase price approximately $22.2 million.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Current assets	$2,823
Acquired technologies with a useful life of 4.5 years	5,416
Customer relationships with a useful life of 4.5 years	3,401
Goodwill	13,930
Other non-current assets	490
Current liabilities	(1,246)
Deferred income tax liabilities – non-current	(2,645)

Total purchase price	$22,169

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

Surgient, Inc. – In August 2010, we acquired 100 percent of the voting equity interest of Surgient, Inc. (“Surgient”), a privately held cloud management company for cash consideration of $35.0 million. The acquisition has been accounted for as a business combination and the purchase price was allocated primarily to goodwill and other intangible assets. Actual results of operations of Surgient are included in our consolidated financial statements from the date of acquisition. During the third quarter of 2011, as a result of finalizing our analysis of the Surgient pre-acquisition U.S. net operating loss carryovers and other deferred tax items, we recorded a purchase price adjustment that resulted in an increase of $6.1 million in goodwill and a decrease of $6.1 million in non-current deferred income tax assets. Management has concluded that this purchase price adjustment is not material and we did not revise comparative prior period information to reflect this adjustment. Our final allocation of the purchase price to assets and liabilities based upon fair value determinations was as follows (in thousands):

Current assets	$789
Acquired technologies with a useful life of 3.5 years	1,030
In-process research and development	120
Customer relationships with a useful life of 3.5 years	1,240
Goodwill	26,011
Deferred income tax assets – non-current	9,178
Other non-current assets	1,271
Deferred revenue – current	(2,943)
Other current liabilities	(1,124)
Deferred revenue – non-current	(572)

Total purchase price	$35,000

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The intangible assets are amortized over the pattern in which the economic benefits of the intangible assets are being utilized, which in general reflects the cash flows generated from such assets. We acquired one in-process research and development (“IPR&D”) project. The value assigned to the IPR&D project was determined utilizing the income approach by determining cash flow projections relating to the project. We applied a discount rate of 12% to determine the value of the IPR&D project. During the third quarter of 2011, certain intangible assets became impaired due to change of plans for certain products that were to include these technology assets. The impairment losses of $1.6 million were recorded in Cost of revenues and Amortization of other purchased intangible assets for $0.8 million each.

The goodwill associated with this acquisition is reported within our Licenses, Maintenance Services and Professional Services segments of our business, and is not expected to be deductible for tax purposes. The goodwill allocation of 55% to Licenses, 37% to Maintenance Services and 8% to Professional Services was determined based on both historical and projected relative contribution from Licenses, Maintenance Services and Professional Services revenues. Goodwill results from expected synergies from the transaction, including complementary products that were expected to enhance our overall product portfolio, and provide us with opportunities within new markets, which at the time of our acquisition we believed would result in incremental revenue and profitability.

The pro forma effects of all 2010 acquisitions individually, or in the aggregate, would not have been material to our results of operations for the years ended December 31, 2010 and 2009, and therefore are not presented.

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

The PacketTrap contingent consideration arrangement requires payments of up to $10.8 million that will be due and payable if certain criteria in relation to amounts billed to customers for PacketTrap products are met during the three-year period subsequent to the close of the acquisition. The fair value of the contingent consideration arrangement was determined using the income approach with significant inputs that are not observable in the market. Key assumptions include a discount rate consistent with the level of risk of achievement and probability of meeting those sales targets. The expected outcomes were recorded at net present value. Subsequent changes in the fair value of the liability were recorded in earnings. As of December, 31, 2011, and 2010, the estimated fair value of the earn-out contingency was $— million and $6.5 million, respectively (please refer to Note 16 – Fair Value Measurement for details).

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

The intangible assets will be amortized over the pattern in which the economic benefits of the intangible assets are being utilized, which in general reflects the cash flows generated from such assets. We acquired one in-process research and development (“IPR&D”) project. The value assigned to the IPR&D project was determined utilizing the income approach by determining cash flow projections relating to the project. We applied a discount rate of 21% to determine the value of the IPR&D project. During the fourth quarter of 2011, we identified the IPR&D as impaired due to change of plans for certain products that were to include these technology assets. The impairment losses of $1.1 million were recorded in Cost of revenues in our consolidated income statements.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The goodwill associated with this acquisition is reported within our Licenses, Maintenance Services and Professional Services segments of our business, and is not expected to be deductible for tax purposes. The goodwill allocation of 50% to Licenses, 47% to Maintenance Services and 3% to Professional Services is based on both historical and projected relative contribution from Licenses, Maintenance Services and Professional Services revenues. The goodwill results from expected synergies from the acquired business, including complementary products that will enhance our overall product portfolio, and opportunities within new markets, which we believe will result in incremental revenue and profitability.

The pro forma effects of PacketTrap would not have been material to our results of operations for the year ended December 31, 2009, and therefore are not presented.

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

Reportable segment data for the three years ended December 31, 2011, is as follows (in thousands):

	Licenses	Maintenance Services	Professional Services	Total
Year ended December 31, 2011:
Revenues	$337,889	$461,793	$57,733	$857,415
Cost of revenues	34,687	42,183	46,248	123,118

Gross profit	$303,202	$419,610	$11,485	$734,297

Year ended December 31, 2010:
Revenues	$320,683	$399,901	$46,513	$767,097
Cost of revenues	24,404	31,370	36,439	92,213

Gross profit	$296,279	$368,531	$10,074	$674,884

Year ended December 31, 2009:
Revenues	$279,238	$377,955	$38,043	$695,236
Cost of revenues	26,974	28,599	29,929	85,502

Gross profit	$252,264	$349,356	$8,114	$609,734

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues are attributed to geographic areas based on the location of the entity from which the products or services were invoiced. Revenues and long-lived assets concerning principal geographic areas in which we operate are as follows (in thousands):

	United States	Ireland	Other International (2)	Total
Year ended/As of December 31, 2011:
Revenues	$503,919	$156,860	$196,636	$857,415
Long-lived assets (1)	120,929	13,747	15,553	150,229

Year ended/As of December 31, 2010:
Revenues	$477,255	$104,075	$185,767	$767,097
Long-lived assets (1)	79,422	5	13,270	92,697

Year ended/As of December 31, 2009:
Revenues	$434,213	$66,103	$194,920	$695,236
Long-lived assets (1)	81,627	10	15,021	96,658

(1)	Includes property and equipment, net and other assets.
(2)	No single location within Other International accounts for greater than 10% of total revenues.

NOTE 4 — CASH AND CASH EQUIVALENTS AND INVESTMENTS

The following table summarizes our cash and cash equivalents and investments by balance sheet classification at the dates indicated (in thousands):

Classification on balance sheet	December 31
	2011		2010
	Amortized Cost	Fair Value (1)	Amortized Cost	Fair Value (1)
Cash and cash equivalents	$192,165	$192,165	$356,533	$356,533
Short-term investments	36,688	36,774	90,159	90,284
Long-term investments	24,964	24,832	45,271	45,466

Total cash and cash equivalents and investments	$253,817	$253,771	$491,963	$492,283

(1)	Please refer to Note 16 – Fair Value Measurements for details regarding fair value measurements.

The following table summarizes our investments by investment category at the dates indicated (in thousands):

	December 31, 2011
Investment category:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
US treasury securities	$6,920	$1	$—	$6,921
US agency securities	5,526	25	—	5,551
Corporate notes/bonds	47,600	124	(196)	47,528
Certificates/term deposits	1,606	—	—	1,606

Total investments	$61,652	$150	$(196)	$61,606

	December 31, 2010
Investment category:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
US treasury securities	$24,463	$48	$—	$24,511
US agency securities	35,331	61	(5)	35,387
Commercial paper	14,980	6	(2)	14,984
Corporate notes/bonds	50,969	214	(2)	51,181
Certificates/term deposits	9,687	—	—	9,687

Total investments	$135,430	$329	$(9)	$135,750

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at December 31, 2011 were approximately 6 months and 20 months, respectively.

Interest income, included in Other (expense) income, net in the accompanying consolidated income statements, was $2.1 million, $2.4 million and $1.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 5 — PROPERTY AND EQUIPMENT, NET

Net property and equipment consisted of the following (in thousands):

	December 31
	2011	2010
Building	$39,297	$39,003
Furniture and fixtures	17,249	15,846
Machinery and equipment	9,163	7,181
Computer equipment	65,331	54,940
Computer software	51,541	43,822
Leasehold improvements	18,615	15,438
Land	16,317	11,154
Construction in progress - building	6,427	—

	223,940	187,384
Less accumulated depreciation and amortization	(129,338)	(116,530)

Property and equipment, net	$94,602	$70,854

Total depreciation and amortization expense related to property and equipment was $15.4 million, $14.2 million and $15.4 million in 2011, 2010 and 2009, respectively.

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS, NET

The changes in the carrying amount of goodwill by reportable operating segment (please refer to Note 3 – Geographic and Segment Reporting for discussion of our reportable operating segments) for the year ended December 31, 2010 and 2011, are as follows (in thousands):

	Licenses	Maintenance Services	Professional Services	Total
Balance as of December 31, 2009	$470,934	$198,895	$652	$670,481
Acquisitions (1)	17,837	12,196	3,664	33,697
Adjustments (2)	1,324	715	7	2,046

Balance as of December 31, 2010	490,095	211,806	4,323	706,224
Acquisitions (1)	49,591	94,783	3,517	147,891
Adjustments (3)	2,557	1,292	480	4,329

Balance as of December 31, 2011	$542,243	$307,881	$8,320	$858,444

(1)	Please refer to Note 2 – Acquisitions for additional details.
(2)	Primarily from post-acquisition payment obligations to former shareholders of acquisitions we made in 2007 pursuant to accounting principles applicable to acquisitions in that year.
(3)	Adjustments relate to finalization of purchase price allocations, primarily from Surgient (please refer to Note 2 – Acquisitions for details of this adjustment).

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets, net are comprised of the following (in thousands):

	December 31
	2011			2010
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net	Gross Carrying Amount	Accumulated Amortization and Impairments	Net
Acquired technology and IPR&D (1)	$244,680	$(157,944)	$86,736	$164,816	$(133,591)	$31,225
Customer relationships	122,918	(67,193)	55,725	74,318	(50,639)	23,679
Non-compete agreements	15,068	(13,896)	1,172	13,919	(13,201)	718
Trademarks and trade names (2)	19,596	(12,843)	6,753	13,302	(6,139)	7,163

	$402,262	$(251,876)	$150,386	$266,355	$(203,570)	$62,785

(1)	IPR&D projects were identified and valued related to our acquisitions. These projects are continually assessed for impairment. Upon completion, these projects will be amortized over their estimated useful life.
(2)	Trademarks and trade names include $6.2 million and $0.8 million in trade names related to our acquisition of ScriptLogic and PacketTrap, respectively, that each have an indefinite useful life, and as such are not being amortized. In 2011, the $6.2 million trade name related to ScriptLogic became impaired.

During the year ended December 31, 2011, we recognized impairment losses of approximately $9 million. During the third quarter of 2011, certain intangible assets related to Surgient were impaired due to changed plans for certain products that were to include these technology assets. The impairment loss of $1.6 million was recorded in Cost of revenues and Amortization of other purchased intangible assets for $0.8 million each in our consolidated income statements. During the fourth quarter of 2011, the trade name of $6.2 million related to ScriptLogic and the IPR&D of $1.1 million related to PacketTrap became impaired. The trade name related to ScriptLogic became impaired due to the integration and branding of ScriptLogic products with Quest products. The IPR&D related to PacketTrap became impaired due to changed plans for certain products that were to include these technology assets. The impairment loss of $6.2 million was recorded in Amortization of other purchased intangible assets and $1.1 million was recorded in Cost of revenues in our consolidated income statements.

Amortization expense for intangible assets was $39.4 million, $28.8 million and $32.6 million for the year ended December 31, 2011, 2010 and 2009, respectively. Estimated annual amortization expense related to intangible assets reflected on our December 31, 2011 balance sheet is as follows (in thousands):

Estimated Annual Amortization Expense
2012	$43,612
2013	29,863
2014	27,285
2015	18,185
2016 and thereafter	30,641

Total accumulated amortization	$149,586

NOTE 7 — COST METHOD INVESTMENTS

We invested $31.8 million and $2.1 million in early stage private companies and private equity funds during the year ended December 31, 2011 and 2010, respectively. These investments are accounted for under the cost method given that we do not have the ability to exercise significant influence over these companies. The fair value of our cost method investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. We determined that it is not practicable to estimate the fair value of our cost method investments since these investments were made in privately-held companies that are not subject to the same disclosure regulations as U.S. public companies, and, as such, the basis for an estimated fair value is subject to the completeness, quality, timing and accuracy of data received from these private companies. Our cost method investments are carried at $46.1 million and $14.3 million as part of Other assets in our consolidated balance sheets at December 31, 2011 and 2010, respectively.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8 — LOANS PAYABLE

In February 2011, our line of credit agreement with Wells Fargo Capital Finance, LLC (formerly known as Wells Fargo Foothill, LLC), as arranger, administrative agent and lender, was amended and renewed for a subsequent five-year term (the “Amended Credit Agreement”). The Amended Credit Agreement allows for cash borrowings and letters of credit under a secured revolving credit facility of up to a maximum of $100.0 million. Interest will accrue based on a floating rate based on, at the Company’s election, (i) LIBOR (subject to reserve requirements) or (ii) the greater of (a) the Federal Funds Rate plus  1/2% or (b) Wells Fargo’s prime rate, in each case, plus an applicable margin. The Amended Credit Agreement includes limitations on the Company’s ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividend payments, and dispose of assets. The Amended Credit Agreement is secured by substantially all of the Company’s assets, subject to certain exceptions. Fees associated with this amended line of credit were approximately $0.5 million and will be amortized over the life of the credit agreement as interest expense. As of December 31, 2011, we have a $91 million balance outstanding under this line of credit recorded as current loans payable in our consolidated balance sheets.

In August 2009, we entered into a loan agreement with Mutual of Omaha Bank whereby we borrowed an aggregate principal amount of $34 million. The loan is secured by our real property at our headquarters in Aliso Viejo, California. We have used the proceeds from the loan for working capital and other general corporate purposes. The loan matures in five years, during which time we will make equal monthly principal and interest payments at a 7.03% interest rate on a fixed rate, 25-year amortization schedule. Events of default include, among other things, payment defaults, breaches of covenants and bankruptcy events. In the case of a continuing event of default, the lender may, among other things, accelerate the payment of any unpaid principal and interest amounts, increase the then-current interest rate by 5% and foreclose on the real estate collateral. As of December 31, 2011, we have a $32.7 million balance outstanding with $0.6 million recorded as current and $32.1 million recorded as long-term portion of loans payable in our consolidated balance sheets.

Scheduled maturities of current and long-term loans payable are as follows (in thousands):

Year Ending December 31
2012	$91,597
2013	648
2014	31,485

Total loans payable	$123,730

We were in compliance with all debt-related covenants as of December 31, 2011.

NOTE 9 — OTHER (EXPENSE) INCOME, NET

Other (expense) income, net consists of the following (in thousands):

	Year Ended December 31
	2011	2010	2009
Interest income	$2,056	$2,393	$1,863
Interest expense	(3,957)	(4,445)	(2,827)
Foreign currency (losses) gains, net (1)	(4,300)	(3,211)	3,640
Forward foreign currency contracts gains (losses), net (2)	1,952	(459)	(893)
Other (expense) income, net	(553)	65	766

Total other (expense) income, net	$(4,802)	$(5,657)	$2,549

(1)	Our foreign currency (losses) gains, net are predominantly attributable to the re-measurement gains or losses on our net balances of monetary assets and liabilities in our foreign subsidiaries which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar. The foreign currency re-measurement adjustments to these balance sheet items are calculated by comparing the currency spot rates at the end of a month to the spot rates at the end of the previous month.
(2)	Relates to changes in fair value of our forward foreign currency contracts not designated as hedging instruments. Please refer to Note 15 — Derivative Instruments for further details.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10 — INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31
	2011	2010	2009
Current:
Federal	$17,494	$2,664	$3,509
State	5,251	2,427	1,674
Foreign	6,486	4,975	12,871
Deferred:
Federal	1,302	7,579	1,791
State	176	15	1,284
Foreign	2,948	(1,308)	(5,451)

Total income tax provision	$33,657	$16,352	$15,678

The reconciliations of the U.S. federal statutory rate to the effective income tax rate are as follows:

	Year Ended December 31
	2011	2010	2009
Tax provision at U.S. federal statutory rates	35.0%	35.0%	35.0%
State taxes	4.0	1.3	2.0
Foreign taxes and foreign losses with tax benefit	(1.9)	(14.8)	(19.8)
Change in U.S. valuation allowance	0.4	(0.2)	(0.3)
Research and development credits	(4.3)	(3.4)	(2.1)
Section 199 benefit (1)	(2.7)	—	—
Stock-based compensation expense (1)	6.7	—	—
Other	2.1	(3.7)	3.4

	39.3%	14.2%	18.2%

(1)	For 2010 and 2009, the impact of Section 199 benefit and stock-based compensation expense were not separately disclosed as these were not material to the overall effective tax rate.

Our effective income tax rate increased to 39.3% compared to the previous year primarily as a result of the mix of pre-tax income between high and low tax jurisdictions, and other discrete items impacting the year ended December 31, 2011. Discrete items primarily include additional valuation allowances recorded against foreign deferred tax assets for Brazil, Mexico and China, excess shortfalls associated with the exercise, cancellation and expiration of stock options, and decreases due to release of reserves from the expiration of the U.S. federal income tax statute for the fiscal year 2007 and closure of the Canada Revenue Agency income tax audit for the fiscal years 2006 through 2007.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes are as follows (in thousands):

	December 31
	2011	2010
Deferred tax assets:
Accounts receivable and sales returns reserves	$255	$170
Accrued liabilities	7,225	7,353
Deferred revenue	9,972	4,256
Foreign net operating loss carry-forwards	20,267	18,292
U.S. net operating loss carry-forwards	29,315	17,827
Stock compensation	13,146	16,549
Tax credits	13,999	14,303
Other	11,295	11,831

Total gross deferred tax assets	105,474	90,581

Deferred tax liability - Intangibles	(42,243)	(16,518)
Deferred tax liability - Fixed Assets	(2,724)	(92)
Valuation allowance	(23,168)	(20,309)

Net deferred income taxes	37,339	53,662
Less current portion	(19,780)	(6,677)

Non-current portion	$17,559	$46,985

As of December 31, 2011, our valuation allowance was approximately $23.2 million on certain of our deferred tax assets. The change of $2.9 million in our valuation allowance primarily relates to a net increase in allowances related to foreign net operating losses in Brazil, Mexico and China. Based on the weight of available evidence, we believe that it is more likely than not that these deferred tax assets will not be realized.

As of December 31, 2011, we have estimated federal and state net operating loss carry-forwards of approximately $110.7 million from acquired subsidiaries which begin to expire in 2011. Additionally, we have certain federal net operating losses of approximately $5.4 million related to an acquired subsidiary that, as a result of federal consolidation rules, are not available to offset current or future income of our other U.S. entities. At December 31, 2011, we also have foreign net operating loss carry-forwards of approximately $85.1 million, which began to expire in 2011. Approximately $25.1 million of the foreign net operating loss carry-forwards were incurred by subsidiaries prior to the date of our acquisition of such subsidiaries. We established a valuation allowance of approximately $3.7 million at the dates of acquisition related to these subsidiaries.

As of December 31, 2011, we have state tax credit carry-forwards of $7.5 million, which will carry forward indefinitely until utilized. Also, we have $1.5 million of acquired state tax credits that are subject to ownership change limitations and will begin to expire in 2018.

During the current year, we realized net tax benefits of $6.9 million from the stock-based compensation. That amount was allocated and debited (credited) to the following items (in thousands):

Goodwill	(10)
Deferred income tax asset	(11,064)
Income tax provision	4,100

Total	$(6,974)

Income before income taxes consists of the following components (in thousands):

	Year Ended December 31
	2011	2010	2009
United States	$54,618	$55,856	$14,953
Foreign	31,105	59,063	71,084

Total	$85,723	$114,919	$86,037

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011, gross undistributed earnings of our foreign subsidiaries were approximately $333.1 million and are considered permanently reinvested outside the United States. It is not practicable to estimate the amount of U.S. income taxes or foreign withholding taxes that may be payable upon distribution of such earnings.

As of December 31, 2011, the estimated liability for our uncertain tax positions was approximately $56.9 million. The change in unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	Year Ended December 31
	2011	2010	2009
Unrecognized tax benefit at the beginning of the year	$46,846	$51,332	$47,477
Additions from tax positions taken in the current year	11,889	7,366	9,129
Additions from tax positions taken in prior years	4,339	151	7,467
Reductions from tax positions taken in prior years	—	(2,974)	(10,665)
Settlements of tax audits	(1,324)	—	(2,076)
Decrease related to lapse of statute of limitations	(4,816)	(9,029)	—

Unrecognized tax benefit at the end of the year	$56,934	$46,846	$51,332

Included in the unrecognized tax benefit at December 31, 2011 is $39.3 million of tax benefits that, if recognized, would affect the effective tax rate. Also included in the unrecognized tax benefits at December 31, 2011 is $17.6 million of tax benefits that, if recognized would result in adjustments to deferred tax assets and long term income taxes payable/receivable or valuation allowances.

During the years ended December 31, 2011 and 2010, we recorded on a cumulative basis approximately $5.2 million and $4.3 million for tax-related interest and penalties within the income tax provision, respectively. Penalties and tax-related interest expense are reported as a component of our income tax provision.

As of December 31, 2011, we are no longer subject to U.S. federal audits for years through December 31, 2007 and California state audits for years through December 31, 2006. We continue to be subject to examination in the U.S. federal jurisdiction for years from 2008 through 2011, as well as various state and foreign jurisdictions for the tax years from 2006 through 2011.

During the first quarter of 2011, we received examination notices from the Internal Revenue Service and the California Franchise Tax Board to audit income tax returns filed for calendar years 2008 through 2009, and 2007 through 2008, respectively. Both of these examinations are currently in the information gathering stage and no assessments have been made at this point.

During 2009, we filed requests with Irish Inland Revenue and the French Tax Authority to enter into the Mutual Agreement Procedure pursuant to Article 24 of the Ireland-France Income Tax Treaty. This request attempts to resolve the adjustments proposed by the French Tax Authority during their audit of our French subsidiary for the period April 1, 2003 through December 31, 2004. This request continues to be outstanding as of December 31, 2011.

Additionally, we are currently under examination by the French Tax Authority for the years ended December 31, 2005 – 2008, the German Tax Authority for the years ended December 31, 2005 – 2007 and Her Majesty’s Revenue & Customs (UK) for the years ended December 31, 2006 – 2007. In December 2009 we received a tax assessment from the French Tax Authority for the years ended December 31, 2005 – 2006. In November 2010, we received a tax assessment from the French Tax Authority for the years ended December 31, 2007 – 2008. We continue to pursue resolution of these assessments through the various appeals processes within France. Neither assessment from the French Tax Authority has been incorporated into the current Mutual Agreement Procedure pursuant to Article 24 of the Ireland-France Income Tax Treaty.

During the quarter ended September 30, 2011, we received notice from the Canadian Revenue Agency informing us they have closed the audit period with no proposed adjustments.

We believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. However, due to the risk that audit outcomes and the timing of audit settlements are subject to significant uncertainty and as we continue to evaluate such uncertainties in light of current facts and circumstances, our current estimate of the total amounts of unrecognized tax benefits could increase or decrease for all open tax years. As of the date of this report, we do not anticipate that there will be any significant change in the unrecognized tax benefits within the next twelve months.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11 — NONCONTROLLING INTEREST

In October 2011, we acquired a 60 percent voting equity interest in Smarsh, Inc., a privately-held company. The minority shareholder who holds the remaining 40 percent noncontrolling interest was granted the right to require us to purchase half of the 40 percent noncontrolling interest from the first anniversary until the fifth anniversary of the acquisition date. The maximum redemption value payable by us in that case would be $22 million. The put right is embedded in the shares owned by the minority shareholder and is not freestanding. This 20 percent noncontrolling interest is accounted for as redeemable noncontrolling interest because redemption is outside our control. As such, the redeemable noncontrolling interest is reported in the mezzanine section as temporary equity in our consolidated balance sheets. The remaining 20 percent noncontrolling interest is presented within total equity in our consolidated balance sheets. Noncontrolling interest that is redeemable at other than fair value is recorded at the higher of its carrying amount or redemption value as if the end of the reporting period was the redemption date. As of December 31, 2011, the carrying amount of the redeemable noncontrolling interest was increased to the redemption value of $22 million. The increase of $8.2 million was recorded in net loss attributable to noncontrolling interest, thereby directly affecting net income attributable to Quest Software, Inc. Net income per share is calculated based on net income attributable to Quest Software, Inc. stockholders.

NOTE 12 — STOCKHOLDERS’ EQUITY

In May 2011, our Board of Directors authorized a new stock repurchase program covering up to $200 million of our common stock. This program replaced the $150 million stock repurchase program previously authorized in February 2011. Any stock repurchases may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans. Rule 10b5-1 permits Quest to establish, while not in possession of material nonpublic information, prearranged plans to buy stock at a specific price in the future, regardless of any subsequent possession of material nonpublic information. The timing and actual number of shares repurchased will depend on a variety of factors including market conditions, corporate and regulatory requirements, and capital availability. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. During the year ended December 31, 2011, we repurchased 11.9 million shares at a weighted-average price per share of $21.95, for a total cost of $261.8 million pursuant to the two authorizations above. As of December 31, 2011, a total of $68.0 million remains available pursuant to our stock repurchase authorization.

Previously, in August 2009, the Board of Directors authorized a plan to repurchase up to $100 million of our common stock. Any stock repurchases could be made through open market and privately negotiated transactions, at times and in such amounts as management deemed appropriate, including pursuant to one or more Rule 10b5-1 trading plans. Rule 10b5-1 permits Quest to establish, while not in possession of material nonpublic information, prearranged plans to buy stock at a specific price in the future, regardless of any subsequent possession of material nonpublic information. The timing and actual number of shares repurchased depended on a variety of factors including market conditions, corporate and regulatory requirements, and capital availability. The stock repurchase program did not have an expiration date and could be limited or terminated at any time without prior notice. During the twelve months ended December 31, 2010, we repurchased 2.3 million shares under this stock repurchase authorization at a weighted-average price per share of $16.50, for a total cost of $37.4 million. In February 2011, the Board of Directors increased the authorization under this stock repurchase program previously authorized in 2009 to an aggregate of $150 million.

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

NOTE 13 — RELATED PARTY TRANSACTIONS

In 2000, we received a note receivable with a face amount of $15.8 million from one of our then executive officers for the purchase of 339,200 shares of our common stock at a purchase price of $46.50 per share. The note receivable bears interest at 6.33% per annum. The officer granted Quest a security interest in the shares and also assigned, transferred, and pledged the shares to Quest to secure his obligations under the note. The Company maintains physical possession of the certificates representing the shares purchased as collateral until payment of the principal and interest under the note is made. The former officer remained employed by Quest as of December 31, 2011. The note receivable is deemed to be a non-recourse obligation of the former officer for financial reporting purposes, and as such we recorded the note as a reduction to stockholders’ equity and recorded a corresponding credit to common stock. The original maturity date of the note receivable was August 2007. In December 2009, the former executive officer and Quest signed a letter extending the due date of the note receivable until June 1, 2010. The note receivable is due and we are currently pursuing methods of collection or other means of recovery.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We believe that the transactions set forth above were made on terms no less favorable to us than could have been otherwise obtained from unaffiliated third parties.

NOTE 14 — STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

We adopted the Managing for Results (“MFR”) Profit Sharing Plan in 2008, which is intended to reward and recognize key management and individual contributors capable of affecting the long-term growth, profitability, and major market successes of the global corporation. The participating employees are awarded performance plan unit(s) that are payable at the discretion of the Compensation Committee of our Board of Directors in either stock awards or cash. For the 2008 and 2009 Plan years, the performance plan units were converted into restricted stock units (“RSUs”) and for the 2010 and 2011 Plan years, the performance plan units were converted to stock options. All awards are subject to the achievement of certain performance objectives and service requirements. The RSUs awarded are subject to a three-year quarterly vesting schedule while the 2010 and 2011 option awards vest over three years and six years, respectively. Eligible employees must maintain active employment status on each vesting date to maintain eligibility to receive the shares of stock. Any stock based awards granted under the profit sharing plan will be granted pursuant to the terms of our 2008 Stock Incentive Plan described below.

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

Non-qualified stock options granted under the 2008 Plan and Prior Plans generally have a 10-year life and vest ratably over a five year period, generally at the rate of 20% one year after the grant date and 10% semi-annually thereafter. In 2010 and 2011, we granted MFR option awards that vest over three years and six years, respectively. All outstanding stock awards granted under the Prior Plans will continue to remain subject to the terms and conditions of those predecessor plans. All stock awards granted after the July 1, 2008 effective date of the 2008 Plan will be subject to the terms of the 2008 Plan. The exercise price of all options granted under the 2008 Plan is to be established by the Plan Administrator; provided, however, that the exercise price of stock options shall not be less than the market value of our Common Stock on the date of grant. The Plan Administrator for the 2008 Plan is the Compensation Committee of the Board of Directors. Except as otherwise noted, the terms of stock awards granted under the 2008 Plan are substantially similar to those granted under the Prior Plans.

The number of shares of Common Stock available for issuance under the 2008 Plan is 20.3 million as of December 31, 2011. The number of shares of Common Stock reserved for issuance under the 2008 Plan will be reduced by 1 share for each share of Common Stock issued under the 2008 Plan pursuant to a stock option and by 1.94 shares for each share of Common Stock issued under the 2008 Plan pursuant to a restricted stock award, restricted stock unit award, or other stock award. There were approximately 137 thousand assumed options that were issued related to an acquisition in the fourth quarter of 2011 and such grants were outside of the 2008 Plan. As of December 31, 2011, there were 4.5 million shares available for grant under the 2008 Plan.

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

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Awards

A summary of the activity of employee stock options during the year ended December 31, 2011, and details regarding the options outstanding and exercisable at December 31, 2011, are provided below:

	Number of Shares (in thousands)	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2010	13,130	$16.93
Granted	6,425	$19.30
Exercised	(1,875)	$17.24
Canceled/forfeited/expired	(1,901)	$21.98

Outstanding at December 31, 2011	15,779	$17.26	7.38	$42,593

Vested or expected to vest at December 31, 2011	14,423	$17.17	7.21	$39,946

Exercisable at December 31, 2011	5,213	$14.10	4.34	$25,746

(1)	These amounts represent the difference between the exercise price and $18.60, the closing price of Quest Software, Inc. stock on December 31, 2011 as reported on the NASDAQ National Market, for all options outstanding that have an exercise price currently below the closing price.

The weighted-average fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was $7.09, $7.11 and $6.54, respectively. The total intrinsic value of options exercised was $12.6 million, $37.6 million and $14.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. The total fair value of options vested during the years ended December 31, 2011, 2010 and 2009 was $16.1 million, $8.9 million and $8.8 million, respectively.

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

A summary of our RSUs activity during the year ended December 31, 2011 is provided below:

	Number of Shares	Weighted-Average Grant Date Fair Value (per share)
Non-vested at January 1, 2011	787,798	$14.99
Granted	—	$—
Vested	(474,679)	$14.44
Forfeited	(76,788)	$15.70

Non-vested at December 31, 2011(1)	236,331	$15.88

(1)	225,744 of these shares are expected to vest.

The total fair value of RSUs vested during the years ended December 31, 2011, 2010 and 2009 was $6.9 million, $8.4 million and $4.2 million, respectively. The weighted-average grant-date fair value of RSUs granted during the year ended December 31, 2009 was $12.49. There were no RSUs granted during fiscal years 2010 and 2011.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation Expense

The following table presents the income statement classification of all stock-based compensation expense for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cost of licenses	$—	$1	$1
Cost of services	1,042	1,114	737
Sales and marketing	7,150	6,861	4,997
Research and development	8,180	8,015	5,385
General and administrative	8,897	7,109	4,058

Total stock-based compensation	25,269	23,100	15,178
Tax benefit associated with stock-based compensation expense (1)	9,905	8,940	6,071

Reduction of net income	$15,364	$14,160	$9,107

(1)	The recognized tax benefit related to stock-based compensation expense is estimated to be 39.2%, 38.7% and 40% in fiscal years 2011, 2010 and 2009, respectively. These rates approximate the blended Federal and State statutory tax rate after the benefit for state taxes which provides an accurate estimate of the current and deferred tax benefits ultimately received from stock-based compensation.

As of December 31, 2011, total unrecognized stock-based compensation cost related to non-vested stock option awards was $52.3 million, which is expected to be recognized over a weighted-average period of 4.1 years, and total unrecognized stock-based compensation expense related to non-vested RSUs was $2.9 million, which is expected to be recognized over a weighted-average period of 0.9 years.

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

We have reviewed our historical pattern of option exercises and have determined that meaningful differences in option activity existed among employees. Therefore, we have categorized these awards into two separate groups of employees. The employees within each group have similar historical exercise behavior for valuation purposes.

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

Expected Volatility. Expected volatilities are based on historical volatilities of Quest’s stock as we believe the historical volatilities to be a fair indicator of future volatility of our stock.

Risk-Free Interest Rate. We base the risk-free interest rate on the U.S. Treasury zero-coupon issues in effect at the time of option grant for equivalent remaining terms.

Dividend Yield. We do not expect to pay any dividends and, therefore, we use an expected dividend yield of zero.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We used the following assumptions to estimate the fair value of options granted during the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31
	2011		2010		2009
	Range:	Weighted Average:	Range:	Weighted Average:	Range:	Weighted Average:
Risk-free interest rate	0.8% to 2.5%	1.4%	1.1% to 3.1%	2.1%	1.6% to 3.2%	2.6%
Expected term (in years)	5.2 to 6.8	5.7	5.3 to 8.0	5.9	5.4 to 5.9	5.9
Expected volatility	34% to 36%	34%	34% to 37%	35%	36% to 40%	38%
Expected dividend yield	None	None	None	None	None	None

Employee 401(k) Plan

We sponsor the Quest Software, Inc. 401(k) Plan (“401(k) Plan”) covering substantially all of our employees. As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from 1% to 100% of their annual compensation to the 401(k) Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. Participant contributions and discretionary matching contributions to employees with three years of service vest immediately, while discretionary matching contributions made to employees with less than three years of service have certain vesting requirements. Our discretionary matching contributions totaled $3.4 million and $2.9 million for the years ended December 31, 2011 and 2010, respectively.

NOTE 15 — DERIVATIVE INSTRUMENTS

We utilize a balance sheet hedging program with the stated objective of reducing volatility within Other (expense) income, net. Under this program, we use derivatives in the form of foreign currency contracts to hedge certain balance sheet exposures. We do not designate these contracts as hedging instruments and therefore do not qualify for hedge accounting. Accordingly, these outstanding non-designated derivatives are recognized in the consolidated balance sheets at fair value and the changes in fair value from these contracts are recorded in Other (expense) income, net, in the consolidated income statements. These derivative contracts typically have a one month term.

We have a cash flow hedging program primarily focused on reducing volatility in our forecasted research and development cash expenses and license revenues, some of which are denominated in non-U.S. Dollar currencies. Under this program, we use derivatives in the form of forward foreign currency contracts and foreign currency option contracts to hedge certain forecasted transactions. These derivatives, with durations ranging from less than one month to nine months, are designated as hedging instruments and qualify for hedge accounting. Accordingly, these outstanding designated derivatives are recognized in the consolidated balance sheets at fair value. Changes in value that are highly effective are recognized in Accumulated other comprehensive income (“AOCI”) in the consolidated balance sheets, until the hedged item is recognized in the income statement. Any ineffective portion of a derivative’s change in fair value is recorded in Other (expense) income, net, in the consolidated income statements. There was no material ineffectiveness in our cash flow hedging program for the twelve months ended December 31, 2011.

We had the following notional amounts for our foreign currency contracts included in our consolidated balance sheets (in U.S. Dollars in thousands):

Currency	December 31 2011	December 31 2010

Derivatives designated as hedging instruments
Australian Dollar	$4,078	$2,788
Canadian Dollar	14,158	7,694
Chinese Yuan	2,777	1,167
Israeli Shekel	3,773	2,105
Russian Ruble	8,433	6,206
British Pound	—	7,188
Euro	—	22,029

Total	$33,219	$49,177

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives not designated as hedging instruments
Danish Krone	$891	$2,126
Norwegian Krone	1,073	2,013
Swedish Krona	446	2,058
Euro	40,397	43,600
Australian Dollar	8,138	3,846
South Korean Won	2,193	—
Brazil Real	3,826	4,705
Japanese Yen	6,439	—
British Pound	7,950	18,724

Total	$71,353	$77,072

Fair Value of Derivative Instruments

The following table provides the fair value of our foreign currency contracts included in our consolidated balance sheets (in thousands):

	Derivative Assets				Derivative Liabilities
	December 31, 2011		December 31, 2010		December 31, 2011		December 31, 2010
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)
Foreign currency contracts	Prepaid expenses and other current assets	$351	Prepaid expenses and other current assets	$1,123	Other accrued expenses	$237	Other accrued expenses	$424

	Derivative Assets				Derivative Liabilities
	December 31, 2011		December 31, 2010		December 31, 2011		December 31, 2010
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)
Foreign currency contracts	Prepaid expenses and other current assets	$2,512	Prepaid expenses and other current assets	$—	Other accrued expenses	$63	Other accrued expenses	$956

(1)	Please refer to Note 16 – Fair Value Measurements for additional details.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Effect of Derivative Instruments on Financial Performance

The following tables provide the effect derivative instruments had on our AOCI and results of operations (in thousands):

	Year Ended December 31
Derivatives designated as hedging instruments	Amount of (loss) gain recognized in AOCI (effective portion)		Location of (loss) gain reclassified from accumulated AOCI into income statement (effective portion)	Amount of (loss) gain reclassified from accumulated AOCI (effective portion)
	2011	2010		2011	2010
Foreign currency contracts	$(729)	$359	Revenues	$(753)	$(973)
			Operating expenses	$668	$738

	Year Ended December 31
Derivatives not designated as hedging instruments	Location of gain (loss) recognized on derivative instruments	Amount of gain (loss) recognized on derivative instruments
		2011	2010
Foreign currency contracts	Other expense, net	$1,952	$(459)

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

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents our fair value hierarchy and the valuation techniques used for financial assets and financial liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2011

	Total	Level 1	Level 2	Level 3	Valuation Techniques
Assets:
Money market funds	$65,811	$65,811	$—	$—	(a)
U.S. treasury securities	6,921	3,499	3,422	—	(a)
U.S. agency securities	5,551	3,545	2,006	—	(a)
Corporate notes/bonds	47,528	—	47,528	—	(a)
Certificates/term deposits	2,922	—	2,922	—	(a)
Derivative assets (1)	2,863	—	2,863	—	(a)

Total	$131,596	$72,855	$58,741	$—

Liabilities:
Derivative liabilities (1)	$300	$—	$300	$—	(a)
Contingent consideration	3,782	—	—	3,782	(b)

Total	$4,082	$—	$300	$3,782

	December 31, 2010

	Total	Level 1	Level 2	Level 3	Valuation Techniques
Assets:
Money market funds	$268,118	$268,118	$—	$—	(a)
U.S. treasury securities	24,511	24,511	—	—	(a)
U.S. agency securities	35,387	35,387	—	—	(a)
Corporate notes/bonds	51,181	—	51,181	—	(a)
Certificates/term deposits	10,777	—	10,777	—	(a)
Commercial paper	14,984	—	14,984	—	(a)
Derivative assets (1)	1,123	—	1,123	—	(a)

Total	$406,081	$328,016	$78,065	$—

Liabilities:
Derivative liabilities (1)	$1,380	$—	$1,380	$—	(a)
Contingent consideration	8,515	—	—	8,515	(b)

Total	$9,895	$—	$1,380	$8,515

(1)	Please refer to Note 15 – Derivative Instruments for details.

The following table presents our liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31
	2011	2010
Total, beginning of the period	$8,515	$4,000
Contingent consideration(1)	5,821	2,015
Change in fair value of contingent consideration (2)	(7,819)	2,500
Payment of contingent consideration	(2,735)	—

Total, end of the period	$3,782	$8,515

(1)	We enter into earn-out agreements with the shareholders of certain companies we acquire. The earn-out contingent payments are typically based on the acquired company’s products’ total revenue or sales growth over a specified period after the acquisition date. This also includes contingent consideration relating to our purchase of intellectual property. During the second quarter of 2011, we separately purchased intellectual property and entered into an agreement whereby the former owner has the opportunity to earn an additional amount contingent upon achievement of certain technology milestones.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	The estimated fair value decreased due to actual earn-out achievement for 2011 that was lower than expected and the resulting expected unattainable minimum thresholds required for earning a payout for the third and final earn-out period.

Other Financial Assets and Liabilities

The carrying amounts of our other financial assets and liabilities including accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the relatively short period of time between their origination and their expected realization.

The book value and fair value of our current and long-term portion of loans payable as of December 31, 2011 are as follows (in thousands):

	Book Value	Fair Value (1)
Current portion of loans payable	$91,597	$91,597
Long-term portion of loans payable	32,133	32,133

	$123,730	$123,730

(1)	Estimated fair value of long-term debt is based on quoted prices for similar liabilities for which significant inputs are observable.

NOTE 17 — COMMITMENTS AND CONTINGENCIES

Leases. We lease office facilities and certain equipment under various operating leases. A majority of these leases are non-cancelable and obligate us to pay costs of maintenance, utilities, and applicable taxes. The leases on most of the office facilities contain escalation clauses and renewal options. Rental expense is recorded on a straight-line basis over the life of the lease. Total rent expense was $21.0 million, $17.8 million and $17.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Minimum lease commitments under non-cancelable operating leases as of December 31, 2011 are as follows (in thousands):

Year ending December 31:	Minimum Lease Commitment
2012	$20,068
2013	12,964
2014	6,661
2015	3,210
2016	428
Thereafter	—

Total minimum lease commitments	$43,331

Patent Litigation. On August 27, 2010, we filed a complaint in the United States District Court for the District of Utah against Centrify Corporation and Likewise Software alleging that Centrify’s DirectControl software and Likewise’s Enterprise software infringe Quest’s United States Patent No. 7,617,501 (the “‘501 Patent”). Our complaint seeks money damages, costs, attorneys’ fees, and the entry of permanent injunctions against each defendant. On December 27, 2011, pursuant to an agreement between the parties, the Court issued an order staying the lawsuit until ninety days after the earlier of (a) the conclusion of all reexamination-related appeals by the Board of Patent Appeals and Interferences pertaining to the ‘501 Patent and the ‘005 Patent; (b) if appeals to the Board of Patent Appeals and Interferences are taken in one, but not both of the reexamination proceedings pertaining to the ‘501 Patent and the ‘005 Patent, the decision of all reexamination-related appeals by the Board of Patent Appeals and Interferences in the appealed case; or (c) the deadline for the parties to file appeals to the Board of Patent Appeals and Interferences passes in the reexamination proceedings pertaining to both the ‘501 Patent and the ‘005 Patent without an appeal being timely filed in either proceeding.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 30, 2010, Centrify filed a complaint in the United States District Court for the Northern District of California against Quest alleging that our Authentication Services software infringes Centrify’s United States Patent No. 7,591,005 (the “‘005 Patent”). Centrify’s complaint seeks an unspecified amount of money damages, costs, attorneys’ fees, and a permanent injunction. On September 20, 2011, Centrify filed an additional complaint in the United States District Court for the Northern District of California against Quest alleging that our Authentication Services software infringes United States Patent No. 8,024,360 (the “‘360 Patent”). Centrify’s complaint seeks an unspecified amount of money damages, costs, attorneys’ fees, and a permanent injunction. On December 23, 2011, pursuant to an agreement between the parties, the Court issued an order staying both Centrify’s infringement action concerning the ‘005 Patent and Centrify’s infringement action concerning the ‘360 Patent until ninety days after the earlier of (a) the conclusion of all reexamination-related appeals by the Board of Patent Appeals and Interferences pertaining to the ‘501 Patent and the ‘005 Patent; (b) if appeals to the Board of Patent Appeals and Interferences are taken in one, but not both of the reexamination proceedings pertaining to the ‘501 Patent and the ‘005 Patent, the decision of all reexamination-related appeals by the Board of Patent Appeals and Interferences in the appealed case; or (c) the deadline for the parties to file appeals to the Board of Patent Appeals and Interferences passes in the reexamination proceedings pertaining to both the ‘501 Patent and the ‘005 Patent without an appeal being timely filed in either proceeding.

On August 31, 2010, we filed a petition with the United States Patent and Trademark Office alleging that Centrify’s ‘005 Patent is invalid and requesting the United States Patent and Trademark Office to commence an inter partes reexamination of the patentability of Centrify’s ‘005 Patent. On November 15, 2010, the United States Patent and Trademark Office granted our petition for inter partes reexamination of the patentability of Centrify’s ‘005 Patent and issued a first office action rejecting all claims of Centrify’s ‘005 Patent. On January 18, 2011, Centrify filed a response to the United States Patent and Trademark Office’s first office action. On October 19, 2011, the United States Patent and Trademark Office issued an Action Closing Prosecution, rejecting all claims of Centrify’s ‘005 Patent. On November 21, 2011, Centrify filed comments after the Action Closing Prosecution. On December 20, 2011, Quest filed a response to Centrify’s comments. On January 24, 2012, the United States Patent and Trademark Office issued a Right of Appeal Notice.

On September 30, 2010, Centrify filed a petition with the United States Patent and Trademark Office alleging that our ‘501 Patent is invalid and requesting the United States Patent and Trademark Office to commence an inter partes reexamination of the patentability of our ‘501 Patent. On November 30, 2010, the United States Patent and Trademark Office granted Centrify’s petition for inter partes reexamination of the patentability of our ‘501 Patent. On January 21, 2011, the United States Patent and Trademark Office issued a first office action rejecting all claims of our ‘501 Patent. Our response to the United States Patent and Trademark Office was filed on March 21, 2011. On October 20, 2011, the United States Patent and Trademark Office issued an Action Closing Prosecution, rejecting all claims of our ‘501 patent. On December 16, 2011, the United States Patent and Trademark Office issued a Right of Appeal Notice. On January 16, 2012 we filed a Notice of Appeal. We believe that our ‘501 patent is valid and enforceable and intend to vigorously defend the patentability of the ‘501 Patent.

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

General. The Company and its subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business. The foregoing discussion includes material developments that occurred during the year ended December 31, 2011 or thereafter in our material legal proceedings.

Redeemable Noncontrolling Interest. In connection with our acquisition of a 60 percent voting equity interest in Smarsh, Inc. in October 2011, the minority shareholder who holds the remaining 40 percent noncontrolling interest was granted the right to require us to purchase half of the 40 percent noncontrolling interest from the first anniversary until the fifth anniversary of the acquisition date. The maximum redemption value payable by us in that case would be $22 million. This 20 percent noncontrolling interest is accounted for as redeemable noncontrolling interest because redemption is outside our control. As such, the redeemable noncontrolling interest is reported in the mezzanine section as temporary equity in our consolidated balance sheets. As of December 31, 2011, the carrying amount of the redeemable noncontrolling interest was increased to the redemption value of $22 million. The increase of $8.2 million was recorded in net loss attributable to noncontrolling interest, thereby directly affecting net income attributable to Quest Software, Inc.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Construction of Building. We entered into a development agreement for facilities to house our Business Operations and Advanced Technology Center in Cork, Ireland. As of December 31, 2011, we incurred $5.2 million for the land and $6.4 million for the construction of the building. Under the development agreement, we expect approximately $18 million of capital expenditures to complete the construction of the building in 2012.

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

NOTE 18 — SUBSEQUENT EVENTS

In February 2012, we paid $20 million of the outstanding balance of our Wells Fargo line of credit. The outstanding balance after this payment was $71 million. This line of credit was recorded as current loans payable in our consolidated balance sheets (please refer to Note 8 – Loans Payable for additional details).

QUEST SOFTWARE, INC. AND SUBSIDIARIES

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Acquired Balances	Charges, Costs and Expenses	Additions/ Deductions	Balance at End of Period
	(In Thousands)
Year ended December 31, 2011:
Allowance for bad debt	$509	$140	$131	$(171)	$609
Allowance for sales returns and cancellations	$4,858	$516	$623	$(237)	$5,760
Year ended December 31, 2010:
Allowance for bad debt	$535	$—	$458	$(484)	$509
Allowance for sales returns and cancellations	$5,070	$—	$2,112	$(2,324)	$4,858
Year ended December 31, 2009:
Allowance for bad debt	$847	$—	$72	$(384)	$535
Allowance for sales returns and cancellations	$7,537	$1	$1,062	$(3,530)	$5,070

S-1

2011 Form 10-K Exhibit List

Exhibit Number	Exhibit Title

3.1*	Certificate of Incorporation of Quest Software, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2009)

3.2*	Bylaws of Quest Software, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2009)

4.1*	Form of Registrant’s Specimen Common Stock Certificate (incorporated by reference to our Registration Statement on Form S-1 and all amendments thereto filed on June 11, 1999 (File No. 333-80543))

10.1*	Form of Directors’ and Officers’ Indemnification Agreement (incorporated by reference to our Registration Statement on Form S-1 and all amendments thereto filed on June 11, 1999 (File No. 333-80543))

10.2* ++	Quest Software, Inc. 1999 Stock Incentive Plan, as amended (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2008)

10.3* ++	Form of Stock Option Agreement used under the Quest Software, Inc. 1999 Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2004)

10.4* ++	Form of Restricted Stock Unit Award Agreement used under the Quest Software, Inc. 1999 Stock Incentive Plan, as amended (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2008)

10.5* ++	Quest Software, Inc. 2001 Stock Incentive Plan, as amended (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2008)

10.6* ++	Form of Stock Option Agreement used under the Quest Software, Inc. 2001 Stock Incentive Plan (incorporated by reference to our Registration Statement on Form S-8 (File No. 333-82784) filed on February 14, 2002)

10.7* ++	Quest Software, Inc. 2008 Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2008)

10.8* ++	Form of Stock Option Agreement used under the Quest Software, Inc. 2008 Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2008)

10.9* ++	Form of Restricted Stock Unit Award Agreement used under the Quest Software, Inc. 2008 Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2008)

10.10* ++	Quest Software, Inc. Executive Incentive Plan (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2007)

10.11*	Credit Agreement dated as of February 17, 2009 between Quest Software, Inc. and Wells Fargo Foothill, LLC (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2009)

10.12*	Amendment Number Three to Credit Agreement dated as of February 17, 2011 between Quest Software, Inc., the Lenders part thereto, and Wells Fargo Capital Finance LLC (formerly known as Wells Fargo Foothill, LLC) as the arranger and administrative agent for the Lenders (incorporated by reference to our Current Report on Form 8-K filed on February 23, 2011)

10.13*	Security Agreement dated as of February 17, 2009 among Quest Software, Inc., Aelita Software Corporation, ScriptLogic Corporation, Vizioncore, Inc., NetPro Computing, Inc. and those additional entities that hereafter become parties hereto, and Wells Fargo Foothill, LLC (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2009)

10.14* ++	Voting Agreement dated June 1, 2009 by and between Quest Software, Inc. and Vincent C. Smith (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2009)

10.15*	Loan and Security Agreement, dated as of August 3, 2009, between Quest Software, Inc. as Borrower and Mutual of Omaha Bank as Lender (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2009)

Exhibit Number	Exhibit Title

10.16*	Secured Promissory Note, dated as of August 3, 2009, from Quest Software, Inc. as Maker to Mutual of Omaha Bank as Payee (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2009)

10.17*	Deed of Trust, Security Agreement, Assignment of Rents and Leases, and Fixture Filing, dated as of August 3, 2009, by and among Quest Software, Inc. as Trustor, Mutual of Omaha Bank as Beneficiary, and Fidelity National Title Company as Trustee (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2009)

10.18*	Environmental Certification and Indemnity Agreement, dated as of August 3, 2009, by Quest Software, Inc. as Obligor in favor of Mutual of Omaha Bank as Lender (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2009)

14.1*	Code of Conduct and Ethics (incorporated by reference to our Annual Report on Form 10-K for the period ended December 31, 2009)

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference
++	Indicates a management contract or compensatory arrangement