Form 10-K/A
period 2011-12-31
QUEST SOFTWARE INC
filed 2012-04-30
CIK 1088033

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

As of April 20, 2012, 84,308,635 shares of the Registrant’s common stock were outstanding.

Documents Incorporated by Reference: None

QUEST SOFTWARE, INC.

ANNUAL REPORT (AMENDMENT NO. 1) ON FORM 10-K/A

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 that was filed with the Securities and Exchange Commission (“SEC”) on February 29, 2012 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2011.

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, subsection (a)(3) of Item 15, Exhibits, of Part IV has also been amended and restated in its entirety to include the currently dated certifications as exhibits. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as set forth in Part III and subsection (a)(3) of Item 15 of Part IV below, no other changes or amendments are made to the Original Filing other than the deletion of the reference on the cover of the Original Filing to the incorporation by reference of Quest Software, Inc.’s (“Quest,” “Quest Software,” the “Company,” “we,” “us” or “our”) definitive proxy statement into Part III of the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers

Vincent C. Smith, 48 President, Chief Executive Officer, and Chairman of the Board	Mr. Smith provides our Board of Directors with institutional knowledge of the Company and a deep understanding of all aspects of our business, products and markets, as well substantial experience developing corporate strategy, assessing emerging technological trends, and business operations. Prior to his appointment to his current position as President, Chief Executive Officer, and Chairman of the Board in February 2012, Mr. Smith served as our Executive Chairman from October 2008 to February 2012, our Chief Executive Officer from 1997 to 2008 and a director since 1995. Mr. Smith became Chairman of the Board in 1998. From 1992 to 1994, Mr. Smith served as Vice President of Worldwide Sales and Marketing at Patrol Software North America, a company he founded. Following Patrol’s acquisition by BMC Software in 1994, Mr. Smith managed BMC’s sales operations as Director of Open Systems. From 1987 to 1992, Mr. Smith held a variety of sales management positions at Oracle Corporation. Mr. Smith graduated from the University of Delaware with a degree in computer science and a minor in economics. In 2009, Mr. Smith entered into a settlement agreement with the SEC following the SEC’s investigation into the Company’s stock option granting practices. While not admitting or denying any allegations, Mr. Smith agreed, among other things, to the entry of a judgment enjoining future violations of certain federal securities laws. The settlement imposed no restrictions upon Mr. Smith’s service as an officer or director of any publicly traded company.

Douglas F. Garn, 53 Vice Chairman	Mr. Garn contributes to our Board of Directors a deep understanding of our people, products and culture developed through his tenure with the Company, along with a wealth of experience and expertise in sales strategy and execution, and software business operations and management. In February 2012, Mr. Garn resigned as our President and Chief Executive Officer for personal health reasons and assumed a newly created executive role as Vice Chairman, and continued as a member of the Board of Directors. Prior to February 2012, Mr. Garn served as our President since February 2005 and served as our Chief Executive Officer since October 2008. Mr. Garn previously served as our Vice President, Worldwide Sales from January 1998 to January 2002, and returned to this position in January 2003 after a medical leave of absence. From March 1996 to January 1998, Mr. Garn was Vice President of North American Sales for Peregrine Systems, Inc. Mr. Garn served as Vice President of Sales at Syntax Inc. from 1995 to 1996 and as Regional Sales Manager at BMC from 1993 to 1995. Mr. Garn holds a Bachelor’s degree in Marketing from the University of Southern California.

Scott J. Davidson, 46 Senior Vice President, Chief Financial Officer	Mr. Davidson has served as our Chief Financial Officer since October 2007. Mr. Davidson joined Quest as Treasurer in 2002, and he has served as a vice president since 2005. His responsibilities have included worldwide treasury and investment operations, acquisitions, SEC reporting, investor relations and risk management. From 1997 to 2001, Mr. Davidson was director of corporate treasury and investor relations at Citrix Systems, Inc. Mr. Davidson holds a bachelor’s degree in finance from Florida Atlantic University and an MBA from the University of Miami.

Steve Dickson, 51 Senior Vice President and General Manager, Windows Server Management Business Segment	Mr. Dickson has served as our Senior Vice President and General Manager, Windows Server Management Business Segment since January 2012. From November 2008 to January 2012, he served as our Senior Vice President of Product Management. Mr. Dickson previously served as Vice President and General Manager, Windows Management since 2003. Mr. Dickson joined Quest in 1998 and has also held various sales management positions within Quest, including Vice President, Sales—Western Region, and Vice President, Sales—Microsoft Solutions. Mr. Dickson holds a bachelor’s degree in applied mathematics from Weber State University and an MBA from Pepperdine University.

Alan Fudge, 51 Senior Vice President of Worldwide Sales and Marketing	Mr. Fudge has served as our Senior Vice President of Worldwide Sales and Marketing since August 2009. From November 2005 to August 2009, Mr. Fudge served as President and Chief Executive Officer of GuardianEdge Technologies, Inc. Mr. Fudge previously served as Executive Vice President of Worldwide Field Operations at VMWare and has held executive positions at BEA Systems, Objectspace and IBM. Mr. Fudge holds a bachelor’s degree in computer science from St. Edwards University.

Directors

Listed below are the six current Quest directors and descriptions of their backgrounds and principal occupations for at least the past five years, as well as their public company directorships as of the current date and those held during the past five years. Each of our directors holds or has held senior positions in large, complex organizations and has operating experience relevant to our business. In these positions, they have gained expertise in core management skills such as strategic and financial planning, financial reporting, compliance, risk management, corporate governance practices and leadership development. In addition to the information presented below regarding each director’s specific experience, qualifications, attributes and skills, we believe that each of our directors has other key attributes important to an effective board: candor, analytical skills, willingness to engage management and each other in a constructive and collaborative fashion, and the ability and commitment to devote significant time and energy to service on our Board of Directors and its committees. We also believe that each of our directors has a reputation for integrity, honesty and adherence to high ethical standards. We believe that our directors as a group bring a diverse range of experience and perspectives to our Board of Directors’ deliberations.

Vincent C. Smith, 48 Director since 1995	Information for Mr. Smith is included in the previous section titled “Executive Officers.”

Douglas F. Garn, 53 Director since 2008	Information for Mr. Garn is included in the previous section titled “Executive Officers.”

H. John Dirks, 67 Director since 2006	Mr. Dirks brings to our Board of Directors extensive finance and accounting expertise, including a deep understanding of accounting principles and financial reporting rules and regulations. Mr. Dirks has 40 years of auditing and accounting experience with PricewaterhouseCoopers LLP (“PwC”), having served as a National Office Partner from 1989 until his mandatory retirement in 2005. He served as a co-leader of the firm’s National Accounting Services group and was an Audit Partner from 1979 through 1989, with an industry focus on technology clients. Mr. Dirks also represented PwC in a variety of accounting and auditing professional activities, including the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, the Emerging Issues Task Force of the Financial Accounting Standards Board and as a member of the AICPA Task Forces regarding various accounting topics, including the AICPA Task Force on Software Revenue Recognition. Since his retirement from PwC, he has provided accounting consulting services to various organizations. Mr. Dirks is a graduate of Loyola Marymount University.

Kevin M. Klausmeyer, 53 Director since 2003	Mr. Klausmeyer is an experienced financial leader who brings to our Board of Directors, through extensive experience at both public and private companies in the software and technology industry, a deep understanding of the complex financial and operational issues facing global companies, and extensive knowledge of accounting principles and financial reporting rules and regulations. Mr. Klausmeyer served as Chief Financial Officer of The Planet, Inc., a privately-held company and leading provider of dedicated web hosting products and services, until its merger in 2011 with SoftLayer Technologies, Inc. Before joining The Planet in August 2006, Mr. Klausmeyer served as Chief Financial Officer of RLX Technologies, Inc., a private company which was acquired by Hewlett-Packard Company in October 2005. From December 1999 to February 2003, Mr. Klausmeyer was Chief Financial Officer of PentaSafe Security Technologies, Inc., a privately-held company which was acquired by NetIQ Corporation in December 2002. For more than six years, Mr. Klausmeyer served as Vice President and Chief Accounting Officer with BMC Software. During a portion of his tenure at BMC, Mr. Klausmeyer was a founding board member and treasurer of the Software Finance and Tax Organization (“SOFTEC”). In addition, Mr. Klausmeyer was a member of the AICPA’s Software Revenue Recognition Taskforce from 1998 to 2005. He also spent 13 years in public accounting with Arthur Andersen LLP. Mr. Klausmeyer graduated from the University of Texas with a bachelor’s degree in accounting.

Augustine L. Nieto II, 54 Director since 2002	Mr. Nieto contributes to our Board of Directors considerable experience in business management and operations. Mr. Nieto was a co-founder of Life Fitness, a leading manufacturer of cardiovascular and strength training fitness equipment for commercial and consumer use, and held a variety of executive positions with Life Fitness until the company was acquired by Brunswick Corporation in 1997. He is currently an Operating Advisor for North Castle Partners, a private equity firm based in Greenwich, Connecticut. Mr. Nieto is currently the chairman of Octane Fitness, a privately-held manufacturer of consumer exercise equipment. He is also a National Vice President of the Muscular Dystrophy Association, Co-Chairman of its ALS Division and Founder of its Augie’s Quest campaign. In addition, Mr. Nieto serves as the Chairman of the ALS Therapy Development Institute, a leading non-profit biotechnology and drug research company, and as a Director of DynaVox Inc., a public company that provides communication and education solutions for individuals with speech, language and learning disabilities. Mr. Nieto earned a degree in Economics and Financial Accounting from Claremont McKenna College.

Paul A. Sallaberry, 56 Director since 2005	Mr. Sallaberry provides our Board of Directors with wide-ranging expertise in sales strategy and execution, worldwide operations and management, along with business acumen and insight into emerging business trends in our industry. Mr. Sallaberry has been a Venture Partner at JAFCO Ventures since 2009. Mr. Sallaberry previously held several executive level positions with Veritas Software, most recently as Executive Vice President, Worldwide Field Operations. Prior to that, Mr. Sallaberry served as Senior Vice President, Worldwide Sales of Veritas from July 1999 to December 1999, and Vice President, Worldwide Sales of Veritas from April 1997 to July 1999. Mr. Sallaberry previously held senior positions at OpenVision Technologies, Inc. and Oracle Corp. He currently serves as a director of several private companies, including Calypso Technology, Inc., and Acquia, and is a Member of the Board of Advisors of Liquid Robotics and PureStorage. Mr. Sallaberry has served as a Member of the Board of Advisors of Progress Financial Corporation, a federally chartered savings institution, and has served as a Director of Mendocino Software, Inc., Mimosa Systems, Inc., Ocarina Networks, and Dorado Software. He is a Member of the U.C. Davis Foundation Board of Trustees, the Dean’s Advisory Council for the Graduate School of Management, The Sacred Heart Schools Board of Trustees, and is a frequent speaker at the Stanford Graduate School of Business and the UCLA Anderson School of Management. Mr. Sallaberry holds a bachelor’s degree from the University of California, Davis. On March 22, 2012, Mr. Sallaberry entered into a settlement agreement with the SEC following the SEC’s investigation into revenue reporting practices at Veritas Software Corporation, where Mr. Sallaberry previously served as an executive officer. While not admitting or denying any allegations, Mr. Sallaberry agreed, among other things, to the entry of a judgment enjoining future violations of certain federal securities laws. The settlement imposed no restrictions upon Mr. Sallaberry’s service as an officer or director of any publicly traded company.

Board Independence and Committees

The Board has determined that each of Messrs. Dirks, Klausmeyer, Nieto and Sallaberry is independent under the criteria established by NASDAQ and the NYSE. Consistent with our Corporate Governance Guidelines, a majority of our Board of Directors is independent in accordance with NASDAQ and NYSE listing standards, and all members of our Audit Committee, our Compensation Committee, and our Nominating and Corporate Governance Committee also meet NASDAQ and NYSE guidelines for independence

Audit Committee. Our Audit Committee consists of Messrs. Klausmeyer (Chair), Nieto and Dirks. The Board has determined that each of Messrs. Dirks and Klausmeyer is an “audit committee financial expert”.

Compensation Committee. Our Compensation Committee consists of Messrs. Sallaberry (Chair), Nieto and Dirks.

Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee consists of Messrs. Nieto (Chair), Klausmeyer and Sallaberry.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our employees, including our principal executive officer, principal financial officer, and principal accounting officer. A copy of our Code of Ethics is filed as Exhibit 14.1 to our Annual Report on Form 10-K for the year ended December 31, 2011 and is also posted on the Corporate Governance page of our Investor Relations website located at http://www.quest.com/investor_relations/. We intend to satisfy the disclosure requirements regarding amendments to, or waivers from, the Code of Ethics by either providing such information on a Form 8-K filed with the Securities and Exchange Commission or by posting such information on the Corporate Governance page of our Investor Relations website described in the preceding sentence. Information contained on our website is not part of this report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent of our common stock, to file reports of initial ownership of our securities and changes in such ownership with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent stockholders also are required to furnish Quest with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to the Company or written representations that no Forms 4 or 5 were required, the Company believes that, during 2011, its officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

Item 11.	Executive Compensation

Compensation Discussion & Analysis

Overview

The following compensation discussion and analysis is intended to supplement and provide context to the disclosures contained in the compensation tables. This discussion and analysis explains the material components of the compensation awarded or paid to, or earned by, each of our “named executive officers” during the last completed fiscal year, and how such compensation components advance and serve our overall compensation objectives and strategies. Our named executive officers in fiscal year 2011 and their titles during that year were: Douglas F. Garn, President and Chief Executive Officer; Scott J. Davidson, Senior Vice President and Chief Financial Officer; Vincent C. Smith, Executive Chairman; Steve Dickson, Senior Vice President of Product Management; and Alan Fudge, Senior Vice President of Worldwide Sales and Marketing. In January 2012, Mr. Dickson’s title was changed to Senior Vice President and General Manager, Windows Server Management Business Segment. On February 14, 2012, Mr. Garn resigned from his position as President and Chief Executive Officer for health reasons and was appointed to the newly-created executive position of Vice Chairman of the Company. Mr. Garn remains a director of the Company. Also on February 14, 2012, Mr. Smith was appointed to replace Mr. Garn as President and Chief Executive Officer, and he was redesignated as Chairman of the Board.

Executive Compensation Objectives and Philosophy

The overall objectives of our compensation programs for our named executive officers are to:

•	provide overall compensation that is sufficient to attract, motivate and retain executives of outstanding ability and potential;

•	link executive compensation to the achievement of objectively and subjectively measurable corporate and individual goals and objectives;

•	provide incentives to operate the company in a manner consistent with the Company’s short-term and long-term strategic performance goals and objectives; and

•	align the interests of our executives with those of our stockholders, with the ultimate objective of improving stockholder value.

We are engaged in the highly competitive software industry. The Compensation Committee of the Board of Directors (the “Committee”) recognizes that our continued success depends upon the ability to attract and retain qualified executives through competitive compensation programs for our named executive officers.

Role of Compensation Committee and Outside Consultants

Our Board of Directors has delegated to the Committee the power and authority to review, modify and approve our compensation strategy and policies. The Committee’s charter is available on the Corporate Governance page of our Investor Relations website located at http://www.quest.com/investor_relations/. The Committee is currently comprised of three independent directors: Paul A. Sallaberry (Chairman), H. John Dirks, and Augustine L. Nieto II. The Board of Directors has delegated to the Committee the responsibility for:

•	reviewing, modifying and approving the compensation of our named executive officers;

•	establishing our executive compensation programs and periodically reviewing and modifying the operation of those programs;

•

reviewing and approving corporate performance goals and objectives relevant to the compensation of our named executive officers, based upon our business needs and consistent with the interests of our stockholders;

•	administering our equity compensation plans and our executive compensation plans, programs and policies;

•	monitoring corporate performance and its relationship to the compensation of named executive officers; and

•	making appropriate recommendations to the Board of Directors concerning matters of executive compensation.

The Committee meets regularly to discuss executive compensation matters. At least annually, usually near the beginning of the year, the Committee performs a review of the total compensation packages of our named executive officers. In determining a named executive officer’s total compensation package, the Committee considers and reviews each of the components of compensation that we offer our named executive officers to ensure consistency with our compensation philosophy and objectives. The Committee then determines whether the existing compensation programs are meeting our overall compensation objectives and philosophy and may implement adjustments to achieve a package of total compensation for each of our named executive officers. The Committee considers whether and to what extent developments in compensation trends should affect our compensation policies and objectives.

At our annual meeting of stockholders in June 2011, we provided stockholders an advisory vote to approve the compensation of our named executive officers (the “say-on-pay proposal”). At the June 2011 annual meeting, our stockholders approved the compensation of our named executive officers, with approximately 85% of the votes cast in favor of the say-on-pay proposal. In evaluating our executive compensation program, the Committee considered the results of the say-on-pay proposal and numerous other factors as discussed herein. While each of these factors informed the Committee’s decisions regarding the compensation of our named executive officers, the Committee has not implemented significant changes to our 2011 executive compensation program. The Committee will continue to monitor and assess our executive compensation program and consider the outcome of our say-on-pay votes when making future compensation decisions for our named executive officers.

The Committee considers input from our senior management (in 2011, our Executive Chairman, our Chief Executive Officer, our Vice President, General Counsel and Secretary, and our Vice President, Human Resources) in determining both the total amount of compensation for our named executive officers and the allocation between different types of compensation. Our senior management also discusses with the Committee our corporate performance goals during the applicable performance period and makes recommendations regarding the relative weights to assign to the different performance objectives when the Committee uses multiple objectives. Neither our Executive Chairman nor our Chief Executive Officer is present during the Committee’s voting or final deliberations regarding the compensation of our named executive officers.

The Committee has the authority to engage its own outside compensation consultants, at the Company’s expense, and to commission compensation studies or surveys to obtain data and advice regarding the amount and types of compensation we provide to our named executive officers and how these compare to compensation practices generally in our industry. For 2011, the Committee engaged Pay Governance LLC to assist with the Committee’s review of the compensation of our named executive officers against a group of comparable software companies and to provide advice concerning compensation for our named executive officers. The Committee also utilized external market data from Equilar, a leading executive compensation company, to compare the compensation programs for our named executive officers with the compensation packages provided to executives with similar responsibilities at software companies that are similar in size to Quest. The Committee determined not to engage in formal compensation benchmarking for 2011, but rather directed our Vice President of Human Resources to prepare a “market check” comparison of the overall compensation levels of our named executive officers against a group of similarly sized software companies using the data provided by Equilar and review by executive compensation consultants at Pay Governance LLC.

The Committee approved the 2011 compensation arrangements for our named executive officers in March 2011.

Elements of Total Compensation

To achieve the objectives of our compensation programs, we use the following principal forms of compensation for our named executive officers, each of which is discussed in detail below:

•	base salary;

•	performance-based, variable compensation in the form of cash incentive bonuses and, in certain previous years but not in 2011, equity-based incentive awards;

•	discretionary cash bonuses;

•	non-variable equity compensation in the form of stock options;

•	retirement savings and other customary employee benefits;

•	limited use of perquisites; and

•	limited use of change of control benefits.

The Committee’s compensation decisions for 2011 were shaped by a philosophy of providing incentives for executives to increase the Company’s growth and to create consistent, long-term performance. The Committee seeks to align the interests of our named executive officers with the interests of our stockholders through compensation tied to the achievement of both short-term and long-term performance goals. The Committee has designed the executive compensation arrangements to include performance-based features that provide economic incentives to outperform stated goals.

The Committee generally believes that on-target total compensation for each of our named executive officers should be at approximately the 60th to 75th percentile of comparable software companies, based on the individual named executive officer’s tenure in his position at Quest and experience in similar positions at other companies, if pre-determined performance objectives are reached at the target level.

Beginning in 2009, the Committee was faced with the challenge of designing a compensation package for Mr. Smith, who in 2011 occupied a unique position as Executive Chairman that lacked ready comparison to positions within other companies. Having served as a director since 1995 and as our Chief Executive Officer from 1997 to 2008, Mr. Smith brought invaluable knowledge and experience to his active and continuing role within the Company’s leadership during 2011. The Committee believes that Mr. Smith’s compensation package for 2011 provided appropriate incentives for him to remain engaged in the Company’s business.

Base Salary

We pay our named executive officers a base salary to compensate them for the services they provide throughout the year. Although base salary has traditionally comprised a substantial portion of the overall compensation of our named executive officers, the Committee does not target salary as a specific percentage of total compensation. To attract and retain qualified personnel, and because of the competitive industry in which we operate, we feel it is necessary to pay each of our named executive officers a base salary that is competitive with other software and technology companies with which we compete for personnel. In considering and determining the appropriate base salary for our named executive officers, the Committee reviews market data to compare the salaries we offer to our named executive officers to salaries paid to executives holding similar positions at companies with similar characteristics – generally, software companies with similar revenues or a similar market capitalization. Based on its review of the Company’s prior year performance and overall market conditions, including a market check of compensation levels at comparable companies, the Committee determined to maintain Mr. Garn’s, Mr. Smith’s, and Mr. Davidson’s 2011 base salaries at their 2010 levels (Mr. Garn - $850,000; Mr. Smith - $1,000,000; Mr. Davidson - $425,000) and to increase the other named executive officers’ 2011 base salaries over 2010 levels as follows: Mr. Dickson - $425,000 (increased from $400,000 in 2010) and Mr. Fudge - $500,000 (increased from $425,000 in 2010).

Performance-Based Variable Compensation

Overview. The Company has adopted an Executive Incentive Plan (“EIP”) for purposes of compensating our named executive officers. The EIP is a variable incentive program designed to motivate participants to perform to the best of their abilities and achieve Quest’s financial and other performance objectives. Awards under the EIP may be paid in cash, common stock, stock units, restricted stock, or restricted stock units, at the Committee’s discretion. From the EIP’s inception, we have made all awards under the EIP in cash and, in some years, also in equity-based awards in the form of restricted stock units. For 2011, all awards under the EIP were made in cash.

Payments under the EIP are only earned if, and to the extent, performance objectives predetermined by the Committee are achieved. Near the beginning of each fiscal year, management prepares an operating plan and forecast detailing the anticipated level of revenues and other business activities for that fiscal year. The plan does not take into account the impact of any acquisitions during the year. This operating plan is presented to the Board of Directors and the Committee uses this plan to establish target performance objectives for the determination of any cash bonuses and equity-based awards to be paid to our named executive officers under the EIP. The EIP permits the Committee to select one or more performance objectives each year from among various criteria, including: total revenues, license revenues, service revenues, new orders or bookings, sales growth, operating income, operating margin, earnings per share, earnings before interest, taxes, depreciation and amortization and stock-based compensation, cash flow, net income, operating cash flow, return on assets, return on total stockholder equity, return on sales, assets, capital or investments, total stockholder return, cost reduction goals, increase in our trading price, or measures of customer satisfaction, or any combination of, or a specified increase in, any of the foregoing.

The Committee administers the EIP and determines the basis on which to measure the performance objectives that have been selected for a given year. Certain performance objectives may be measured in accordance with generally accepted accounting principles applied by the Company on a consistent basis, and others may be measured on a “pro forma” basis, excluding from the calculation of such objectives non-cash, non-recurring, extraordinary and certain other items, provided that such adjustments are in conformity with those reported by the Company on a non-GAAP basis. In addition, such performance objectives may be based upon the performance of any of the Company’s business groups or division thereof or any subsidiary. Performance objectives may differ from participant to participant, from performance period to performance period and from award to award. The EIP is intended to permit the payment of bonuses that qualify as performance-based compensation under section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and members of the Committee must qualify as “outside directors” under Section 162(m). Subject to the terms of the EIP, the Committee has all discretion and authority necessary or appropriate to control and manage the operation and administration of the EIP. The Committee or the Board generally may amend or terminate the EIP at any time and for any reason.

The performance period applicable to our 2011 cash bonus awards under the EIP was the twelve-month period from January 1, 2011 through December 31, 2011. For 2011, the Committee chose to establish performance objectives based on achievement levels of two criteria, total revenues and pro forma operating margin, for the full year, excluding the results of operations of companies acquired in 2011. Pro forma operating margin is a non-GAAP measure comprised of a percentage of total revenues, excluding amortization of intangible items, stock-based compensation expenses, acquisition-related costs, and expenses. The performance objectives are assessed independently of each other. Thus, the named executive officers may receive payment based on the Company’s achievement level of one performance objective, even if the Company fails to perform at a level required to receive payment under the other performance objective. For 2011, the performance objectives were weighted 60% to total revenues and 40% to pro forma operating margin.

Performance-Based Variable Compensation – Cash Bonus Awards. In March 2011, the Committee established target incentive cash bonus awards for the named executive officers under the EIP for 2011 as follows: Mr. Garn - $595,000 (allocated $357,000 to the total revenues objective and $238,000 to the pro forma operating margin objective); Mr. Davidson - $182,000 (allocated $109,200 to the total revenues objective and $72,800 to the pro forma operating margin objective); Mr. Smith - $700,000 (allocated $420,000 to the total revenues objective and $280,000 to the pro forma operating margin objective); Mr. Dickson - $140,000 (allocated $84,000 to the total revenues objective and $56,000 to the pro forma operating margin objective); and Mr. Fudge - $250,000 (allocated $150,000 to the total revenues objective and $100,000 to the pro forma operating margin objective). These performance-based variable cash bonus amounts comprised 70% for Messrs. Garn, Davidson, Dickson, and Smith, and 71.43% for Mr. Fudge, of the total cash bonus amounts for which the named executive officers were eligible in 2011, with the remaining amounts allocated to the discretionary bonuses described below under the caption “Discretionary Cash Bonuses.”

The Committee determined that the maximum cash bonus award any named executive officer could earn under the EIP for 2011 was 125% of such named executive officer’s target cash bonus award. Under the terms of the EIP, the amount of the ultimate award may be reduced if actual achievement of the performance criteria is determined to be below the specified objectives. The Committee retains further discretion to reduce or eliminate (but not increase) the cash bonus awards that would otherwise be payable under the EIP.

The tables below depict in detail the threshold performance objective percentages required to obtain the associated percentages of the target cash bonus awards under the EIP as established by the Committee for 2011. As the performance objective percentages increase within the tiers shown in the tables, the associated percentages of the target cash bonuses to be paid increase on a straight-line basis.

Performance-Based Cash Bonus Awards:

Total Revenues Objective:

% of Objective Achieved	% of Target Cash Bonus Award Paid
105% or More	125%
104%	120%
103%	115%
102%	110%
101%	105%
100%	100%
95%	50%
90%	25%
Below 90%	0%

Pro Forma Operating Margin Objective:

% Operating Margin	% of Target Cash Bonus Award Paid
22.3% or More	125%
21.2%	100%
20.2%	10%
Below 20.2%	0%

For 2011, an award of 100% of the named executive officers’ target cash bonus for the total revenues objective would have been awarded if the Company achieved total revenues of $889,739,000. An award of 100% of the named executive officers’ target cash bonus for the pro forma operating margin objective would have been awarded if the Company achieved a pro forma operating margin of 21.2% during the performance period. Under the total revenues objective, no cash bonus would have been paid had the Company performed below 90% of the target level. Under the pro forma operating margin objective, no cash bonus would have been paid had the Company performed below the 20.2% level.

For 2011, the Company achieved $842,224,498 in total revenues, as determined in accordance with the EIP’s criteria and excluding the results of operations of companies acquired in 2011 (i.e., 94.66% of the total revenues objective), resulting in payment of 48.50% of the target cash bonus award amounts under this objective. For 2011, the Company achieved a pro forma operating margin of 19.94%, as determined in accordance with the EIP’s criteria, and excluding the results of operations of companies acquired in 2011, resulting in payment of 0% of the target cash bonus award amounts under this objective. Based on these achievement levels and the weights assigned to the performance criteria (60% to total revenues and 40% to pro forma operating margin), in February 2012 the Committee awarded cash bonuses under the EIP to our named executive officers for 2011 performance in the following amounts: Mr. Garn - $173,145 (allocated $173,145 to the total revenues objective and $0 to the pro forma operating margin objective); Mr. Davidson - $52,962 (allocated $52,962 to the total revenues objective and $0 to the pro forma operating margin objective); Mr. Smith - $203,700 (allocated $203,700 to the total revenues objective and $0 to the pro forma operating margin objective); Mr. Dickson - $40,740 (allocated $40,740 to the total revenues objective and $0 to the pro forma operating margin objective); and Mr. Fudge - $72,750 (allocated $72,750 to the total revenues objective and $0 to the pro forma operating margin objective).

Performance-Based Variable Compensation – Equity-Based Awards. In certain previous years, we have awarded performance-based equity awards to the named executive officers under the EIP in the form of restricted stock units, in addition to the cash awards discussed above. The awards of performance-based restricted stock units for achievement of performance objectives was designed to promote a longer-term interest in our performance and success in ways that we intended to result in increased value for our stockholders. The named executive officers had to achieve the specific performance objectives and remain employed with Quest through the vesting period in order to realize any value from the restricted stock units. These performance-based equity awards to our named executive officers were issued in accordance with our 2008 Stock Incentive Plan and were intended to qualify as performance-based compensation under section 162(m) of the Code. However, beginning in 2010 and continuing in 2011, the Committee determined not to include performance-based equity awards in our named executive officers’ compensation packages. Also, beginning in 2010 and continuing in 2011, the Committee eliminated restricted stock units from our named executive officers’ compensation altogether in favor of stock options as an incentive for driving growth and as a tool for rewarding performance that increases stockholder value, as stock options have value only if our stock price increases, whereas restricted stock units retain value even if our stock price remains flat or declines.

Discretionary Cash Bonuses

Outside of our EIP, we offer other discretionary incentive cash bonus opportunities to our named executive officers that are designed to provide incentives for the named executive officers to perform to the best of their abilities and achieve certain individual operational, strategic and regional objectives and initiatives or complete certain projects. The named executive officers will become entitled to earn some or all of their respective target discretionary cash bonus amounts, including the opportunity to earn up to 125% of their target cash bonus amounts, based on the Committee’s subjective evaluation of the individual’s performance in the context of general economic and industry conditions and the Company’s performance. The discretionary cash bonuses are determined wholly at the discretion of the Committee and generally are not linked to pre-established objective performance measures. The Committee believes that this discretionary cash bonus arrangement is an appropriate mechanism for rewarding and motivating the named executive officers because each named executive officer is responsible for, among other things, strategic objectives that cannot always be stated in quantitative or objective terms or measured by traditional financial metrics during the performance period. This more subjective arrangement provides the Committee with a powerful and flexible tool to shape the named executive officers’ behavior. The Committee believes that achievement of the results rewarded by the discretionary cash bonuses will lead to increased stockholder value, thereby providing an incentive to our named executive officers in the performance of their duties that is aligned with the interests of our stockholders.

In setting target discretionary cash bonus amounts, the Committee considers its expectations for the business functions headed by each named executive officer and the named executive officer’s potential for achieving these expectations. For each named executive officer, the Committee establishes broadly-worded strategic management objectives stated in qualitative, non-quantifiable terms designed to shape the named executive officer’s performance and activities. In March 2011 the Committee established the following target discretionary cash bonus amounts for the named executive officers: Mr. Garn - $255,000; Mr. Davidson - $78,000; Mr. Smith - $300,000; Mr. Dickson - $60,000; and Mr. Fudge - $100,000. These discretionary cash bonus amounts comprised 30% for Messrs. Garn, Davidson, Dickson, and Mr. Smith, and 28.57% for Mr. Fudge, of the total cash bonus amounts for which the named executive officers were eligible in 2011, with the remaining amounts allocated to the discretionary bonuses described above under the caption “Performance-Based Variable Compensation – Cash Bonus Awards.”

In evaluating the named executive officers’ performance and determining the discretionary cash bonus amounts, the Committee makes a subjective assessment of the named executive officers’ performance in light of the qualitative management objectives and considers the target discretionary bonus amounts that were previously established. After the end of 2011, the Committee met to discuss the appropriate amount to be paid pursuant to the discretionary bonuses for Messrs. Garn, Davidson, Smith, Dickson and Fudge for 2011 performance. After evaluating each of the named executive officers’ performance against the previously established qualitative management objectives for 2011, and taking into consideration the Company’s performance against its operating plan for 2011, the Committee determined to pay each of Messrs. Garn, Davidson, Smith, and Fudge 85%, and Mr. Dickson 75%, of their target discretionary cash bonus amounts, as follows: Mr. Garn - $216,750; Mr. Davidson - $66,300; Mr. Smith - $255,000; Mr. Dickson - $45,000; and Mr. Fudge - $85,000.

Non-Variable Equity Compensation – Stock Options

In addition to the performance-based variable equity compensation program described above, we provide our named executive officers with non-variable equity-based incentives pursuant to our 2008 Stock Incentive Plan to motivate them to achieve our long-term goals. These equity-based incentives also serve to align the interests of our named executive officers with the interests of our stockholders. Our 2008 Stock Incentive Plan was established as the successor to our 1999 Stock Incentive Plan and 2001 Stock Incentive Plan to provide all of our employees, including our named executive officers, with an opportunity to share, along with our stockholders, in our long-term performance. The Committee believes that a primary goal of our equity compensation program should be to provide key employees who have significant responsibility for our management, growth and future success with an opportunity to obtain an ownership interest, or to otherwise increase their ownership interest, in Quest, as an incentive for them to remain as an employee of Quest. We also feel that awarding equity compensation will also provide incentives for our named executive officers to work hard and strive to achieve our long-term strategic performance goals and objectives by giving each a stake in the outcome.

Named executive officers are eligible to receive non-variable equity compensation in the form of stock options at the discretion of the Committee. Option awards give the named executive officers the right to purchase shares of our common stock in the future at a price equal to the fair market value at the date of grant. Historically, the amount of stock options granted to our named executive officers has varied widely and was determined at the discretion of the Committee, with input from our Chief Executive Officer. All such grants are subject to the terms and conditions of our 2008 Stock Incentive Plan. We believe that the grant of stock options having an exercise price equal to the fair market value on the date of grant provides our named executive officers with an incentive to build stockholder value, since the named executive officers will only realize value in the stock options if there is stock price appreciation. Outstanding options held by named executive officers typically vest over a period of five or six years and expire ten years from the date of grant. We believe the vesting period provides us with an executive retention tool, as well as providing an incentive to our named executive officers to increase long-term stockholder value. In March 2011, we awarded our named executive officers stock options covering the number of shares of our common stock as follows: Mr. Garn - 400,650; Mr. Davidson - 155,500; Mr. Smith - 575,000; Mr. Dickson - 110,000; and Mr. Fudge - 140,000. In September 2011, to align the interests of our named executive officers with those of our stockholders and to provide additional retention incentives, we awarded our named executive officers additional stock options covering the number of shares of our common stock as follows: Mr. Garn - 260,000; Mr. Davidson - 100,000; Mr. Smith - 375,000; Mr. Dickson - 100,000; and Mr. Fudge - 91,000.

Retirement and Other Benefits

We make available to each of our employees, including our named executive officers, a variety of employee benefit programs, including a 401(k) plan, medical, vision and dental benefits plans, short-term and long-term disability insurance, life insurance and certain other standard employee health and welfare benefit plans. Our named executive officers are eligible to participate in such plans to the same extent and on the same terms as all of our other employees. Our Board of Directors typically makes a discretionary matching contribution under our 401(k) plan to all participants once annually in February, based on our financial performance during the previous year. For 2011, we provided a discretionary matching contribution in the amount of up to $3,000, which is an increase to the $2,750 amount of the matching contribution in 2010. We believe that we must offer a comprehensive and competitive employee benefits program to attract and retain our key executives.

Perquisites

In addition to the compensation programs described above and the benefits programs that are generally available to all of our salaried employees, in years prior to 2008 we also provided our named executive officers with certain limited perquisites. These additional benefits principally consisted of company automobiles or automobile allowances for certain named executive officers, and costs of attending our annual sales quota club trip (including related tax gross-up benefits). While we believe these limited perquisites and other personal benefits were reasonable in nature and amount and consistent with the overall objectives of our compensation programs to enable us to attract, motivate and retain outstanding executives in our most critical positions, we did not provide our named executive officers with any perquisites or other personal benefits in 2009, 2010 or 2011 other than: costs and related tax gross-up benefits for our annual sales quota club trip; certain meal, travel and entertainment expenses incurred by our named executive officers and their spouses at company-sponsored sales and marketing events; certain moving expense reimbursements and related tax gross-up benefits for Mr. Fudge in connection with his move to Southern California upon joining Quest in August 2009; and a portion of the race entry fee incurred by Mr. Fudge for an automobile bearing our Company’s logo. These limited perquisites are set forth in the footnotes to the Summary Compensation Table below.

Equity Compensation Practices

Market Timing of Equity Awards

The Committee does not engage in any “market timing” of equity awards made to our named executive officers or other award recipients. There is no established practice of timing the grant of our equity awards in advance of the release of favorable financial results or adjusting the award date in connection with the release of unfavorable financial developments affecting our business. Under our current practice, equity awards for all officers are made by the Committee. All stock option grants will have an exercise price per share equal to the fair market value of our common stock on the date of grant, as determined in accordance with the plan under which such options are granted.

Equity Award Grant Policy

The Committee has adopted a Policy and Procedures for the Granting of Stock Options and Other Equity-Based Incentives (the “Granting Policy and Procedures”) to provide a consistent procedure for the Committee to follow in the granting of equity awards, including procedures for the documentation, implementation and communication of equity awards. A copy of the Granting Policy and Procedures is available on the Corporate Governance page of our Investor Relations website located at http://www.quest.com/investor_relations/. The Granting Policy and Procedures provides, among other things, that:

•

in advance of each Committee meeting, management shall provide to the Committee a list of all officers, employees and Board members for whom management (or, in the case of Board members, the Board) recommends an equity award;

•

the grant date of all options (other than annual option grants) shall be the date of approval by the Committee or such other date after such date of approval as may be specified by the Committee, provided such date falls within an open trading window (if such date does not fall within an open trading window, the grant date shall be the first day of an open trading window after such date);

•	the exercise price for all options shall be the “Fair Market Value” on the date of grant (as defined in the equity plan from which the option award is made); and

•	the grant date for all annual awards shall be the date of Quest’s annual meeting of stockholders or such other date following such annual meeting as may be specified by the Committee.

Change in Control and Severance Payments

We have entered into arrangements with certain of our executive officers that provide for certain limited benefits upon a change of control. For a discussion of these arrangements, please see “Potential Payments upon Termination or Change in Control” below.

Deductibility of Executive Compensation

As part of its function, the Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Code which limits the annual deduction we can claim for federal income tax purposes of no more than $1 million of compensation paid to certain named executive officers (as determined in accordance with Section 162(m)) in a taxable year. Compensation above $1 million may be deducted if it is “performance-based compensation” within the meaning of the Code. In certain situations, the Committee may approve compensation arrangements that do not meet these requirements to ensure competitive levels of total compensation for our named executive officers.

Policy With Respect to Stock Ownership Requirements

We do not have a policy establishing security ownership requirements for our named executive officers. Our named executive officers have considerable ownership in Quest stock, which the Committee believes sufficiently aligns their interests with the interests of our stockholders.

Compensation Committee Report

The information contained in the following report of Quest Software’s Compensation Committee is not considered to be “soliciting material,” “filed” or incorporated by reference in any past or future filing by Quest Software under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, unless and only to the extent that Quest Software specifically incorporates it by reference.

The Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” section of this report. Based on this review and discussion, the Compensation Committee has recommended to the Board that the Compensation Discussion & Analysis section be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Submitted by the Compensation Committee of the Board of Directors:

Paul A. Sallaberry (Chairman)
H. John Dirks
Augustine L. Nieto II

Summary Compensation Table

The following table sets forth for the years ended December 31, 2011, 2010 and 2009 all compensation awarded or paid to, or earned by, our chief executive officer, chief financial officer and each of our other executive officers for services rendered to Quest in all capacities. These officers are referred to in this report as the named executive officers.

SUMMARY COMPENSATION TABLE—FISCAL YEARS 2009, 2010 AND 2011

Name and Principal Position (1)	Year	Salary (2)		Bonus (3)		Stock Awards (4)		Option Awards (5)		Non-Equity Incentive Plan Compensation (6)		All Other Compensation (7)			Total

Douglas F. Garn,	2011		$850,000		$216,750		—		$5,110,992		$173,145		$5,749	(8)		$6,356,636
Vice Chairman	2010		$850,000		$280,500		—		$2,694,812		$723,917		$2,750			$4,551,979
	2009		$817,309		$340,000		$1,249,000		$1,142,680		$478,859		$8,106			$4,035,954

Scott J. Davidson,	2011		$425,000		$66,300		—		$1,978,626		$52,962		$3,115	(9)		$2,526,003
Senior Vice President and Chief Financial Officer	2010		$425,000		$82,500		—		$957,460		$212,917		$2,750			$1,680,627
	2009		$416,827		$100,000		$390,000		$363,580		$93,894		$5,378			$1,369,679

Vincent C. Smith,	2011		$1,000,000		$255,000		—		$7,345,421		$203,700		$3,000	(10)		$8,807,121
President, Chief Executive Officer, and Chairman of the Board	2010		$1,000,000		$330,000		—		$7,178,471		$851,667		$2,750			$9,362,888
	2009		$1,000,000		$400,000		—		$1,937,362		$563,364		$5,378			$3,906,104

Steve Dickson,	2011		$425,000		$45,000		—		$1,561,841		$40,740		$5,804	(11)		$2,078,385
Senior Vice President and General Manager, Windows Server Management Business Segment	2010 2009	$ $	400,000 380,449	$ $	57,750 75,000	$	— 157,099	$ $	874,393 46,746	$ $	149,042 70,420	$ $	2,750 5,190		$ $	1,483,935 734,904

Name and Principal Position (1)	Year	Salary (2)	Bonus (3)	Stock Awards (4)	Option Awards (5)	Non-Equity Incentive Plan Compensation (6)	All Other Compensation (7)		Total

Alan Fudge,	2011	$500,000	$85,000	—	$1,786,763	$72,750	$11,482	(12)	$2,455,995
Senior Vice President of Worldwide Sales and Marketing	2010	$425,000	$90,750	—	$695,142	$234,208	$4,078		$1,449,178
	2009	$168,229	$52,500	—	$660,400	$59,153	$290,430	(13)	$1,230,712

(1)	Position titles are as the date of this filing, not as of December 31, 2011. Effective February 14, 2012, Mr. Garn resigned as our President and Chief Executive Officer for personal health reasons and assumed a newly created executive role as Vice Chairman, and continued as a member of the Board of Directors. Effective February 14, 2012, Mr. Smith was appointed to replace Mr. Garn as President and Chief Executive Officer, and his Board of Directors title was redesignated from Executive Chairman of the Board to Chairman of the Board. In January 2012, Mr. Dickson’s title was redesignated from Senior Vice President of Product Management to Senior Vice President and General Manager, Windows Server Management Business Segment. Mr. Fudge became a named executive officer of Quest in August 2009.
(2)	The amounts shown for 2009 reflect reductions to annual base salary amounts due to voluntary unpaid furlough days taken during 2009.
(3)	The amounts shown were awarded as discretionary cash bonuses. Cash amounts awarded as performance-based, variable compensation under our Executive Incentive Plan are shown in the column captioned “Non-Equity Incentive Plan Compensation.”
(4)	The amounts shown represent the grant date fair value of restricted stock unit awards granted in the years indicated as computed in accordance with FASB ASC Topic 718. The amounts shown disregard estimated forfeitures related to service-based vesting conditions. Fair value is calculated using the closing price on the grant date as if these awards were vested and issued on the grant date. No restricted stock units were granted to any of our named executive officers in 2010 or 2011.
(5)	The amounts shown represent the grant date fair value of stock option awards granted in the years indicated as computed in accordance with FASB ASC Topic 718. The amounts shown disregard estimated forfeitures related to service-based vesting conditions. For a discussion of valuation assumptions, see Note 14, Stock-Based Compensation and Employee Benefit Plans, to our 2011 Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2011.
(6)	The amounts shown were earned pursuant to performance-based cash incentive awards under our Executive Incentive Plan.
(7)	The amounts shown are valued based on the aggregate incremental cost to Quest for providing the applicable perquisite or personal benefit.
(8)	The amount shown consists of: (a) a $3,000 matching contribution under our 401(k) plan; (b) $878 related to the allocable cost of our annual sales quota club trip, including related tax gross-up benefits; (c) $652 in meal and entertainment expenses, (d) $172 for the cost of the named executive officer’s spouse’s transportation to a sales and marketing event at an automobile race in Daytona; and (e) $1,047 for the cost of the named executive officer’s spouse’s transportation to a sales and marketing event at an automobile race in Monterey.
(9)	The amount shown consists of: (a) a $3,000 matching contribution under our 401(k) plan; and (b) $115 in meal expenses.
(10)	The amount shown consists of a $3,000 matching contribution under our 401(k) plan.
(11)	The amount shown consists of: (a) a $3,000 matching contribution under our 401(k) plan; (b) $2,675 related to the allocable cost of our annual sales quota club trip, including related tax gross-up benefits; and (c) $129 in meal expenses.
(12)	The amount shown consists of: (a) a $3,000 matching contribution under our 401(k) plan: (b) $878 related to the allocable cost of our annual sales quota club trip, including related tax gross-up benefits; (c) $729 in meal expenses; (d) $172 for the cost of the named executive officer’s spouse’s transportation to a sales and marketing event at an automobile race in Daytona; (e) $1,047 for the cost of the named executive officer’s spouse’s transportation to a sales and marketing event at an automobile race in Monterey; and (f) $5,656 for the cost of an automobile entry race fee incurred by the named executive officer for an automobile bearing the Company’s logo.
(13)	In connection with Mr. Fudge’s move to Southern California upon his joining Quest in August 2009, Mr. Fudge received from the Company $287,930 in moving expenses, home sale costs and related costs, including $118,391 in related tax gross-up expenses.

Grants of Plan-Based Awards Table

The following table sets forth summary information regarding all grants of plan-based awards made to our named executive officers during the year ended December 31, 2011.

GRANTS OF PLAN-BASED AWARDS TABLE—FISCAL YEAR 2011

	Grant Date	Approval Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All other option awards: number of securities underlying options (2) (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (3) ($)
Name			Threshold ($)	Target ($)	Maximum ($)
Douglas F. Garn	—	—	$0	$595,000	$743,750	—	—	—
	3/10/2011	3/10/2011	—	—	—	400,650	$25.91	$3,669,994
	9/9/2011	9/9/2011	—	—	—	260,000	$15.71	$1,440,998

Scott J. Davidson	—	—	$0	$182,000	$227,500	—	—	—
	3/10/2011	3/10/2011	—	—	—	155,500	$25.91	$1,424,396
	9/9/2011	9/9/2011	—	—	—	100,000	$15.71	$554,230

Vincent C. Smith	—	—	$0	$700,000	$875,000	—	—	—
	3/10/2011	3/10/2011	—	—	—	575,000	$25.91	$5,267,058
	9/9/2011	9/9/2011	—	—	—	375,000	$15.71	$2,078,363

Steve Dickson	—	—	$0	$140,000	$175,000	—	—	—
	3/10/2011	3/10/2011	—	—	—	110,000	$25.91	$1,007,611
	9/9/2011	9/9/2011	—	—	—	100,000	$15.71	$554,230

Alan Fudge	—	—	$0	$250,000	$312,500	—	—	—
	3/10/2011	3/10/2011	—	—	—	140,000	$25.91	$1,282,414
	9/9/2011	9/9/2011	—	—	—	91,000	$15.71	$504,349

(1)	These cash awards to Messrs. Garn, Davidson, Smith, Dickson and Fudge were granted in March 2011 pursuant to our Executive Incentive Plan for 2011 subject to performance-based vesting. See “Compensation Discussion & Analysis” above in this report for a discussion of these awards. The target amount of the award was established by our Compensation Committee and the maximum amount of the award is an amount equal to 125% of the target amount. In February 2012, the Compensation Committee reviewed the Company’s performance during fiscal year 2011, the applicable performance period, and awarded actual payouts to the named executive officers in the following amounts: Mr. Garn - $173,145, Mr. Davidson - $52,962, Mr. Smith - $203,700, Mr. Dickson - $40,740, and Mr. Fudge - $72,750. These amounts are included in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table above.
(2)	The stock options awarded to Messrs. Garn, Davidson, Smith, Dickson and Fudge comprised non-variable equity incentive compensation under our 2008 Stock Incentive Plan. See “Compensation Discussion & Analysis” above in this report for a discussion of these awards.
(3)	The amounts shown represent the grant date fair value of stock option awards as computed in accordance with FASB ASC Topic 718. The amounts shown disregard estimated forfeitures related to service-based vesting conditions. For a discussion of valuation assumptions, see Note 14, Stock-Based Compensation and Employee Benefit Plans, to our 2011 Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2011.

Outstanding Equity Awards at Fiscal Year-End Table

The following table shows certain information regarding outstanding equity awards held by the named executive officers as of December 31, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL 2011 YEAR-END TABLE

Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date		Number of shares or units of stock that have not vested (#)(6)	Market value of shares or units of stock that have not vested ($)(7)
Douglas F. Garn	40,000	0	—	$11.56	9/10/2013	(1)	29,631	$551,137
	22,000	110,000	—	$12.55	5/14/2019	(2)	—	—
	40,065	280,455	—	$16.85	2/26/2020	(2)	—	—
	0	400,650	—	$25.91	3/10/2021	(2)	—	—
	0	260,000	—	$15.71	9/9/2021	(3)	—	—

Scott J. Davidson	15,000	0	—	$14.59	12/8/2015	(1)	9,252	$172,087
	29,500	35,000	—	$12.55	5/14/2019	(2)	—	—
	42,705	99,645	—	$16.85	2/26/2020	(2)	—	—
	0	155,500	—	$25.91	3/10/2021	(2)	—	—
	0	100,000	—	$15.71	9/9/2021	(3)	—	—

Vincent C. Smith	800,000	0	—	$8.30	8/7/2012	(1)	—	—
	750,000	0	—	$11.56	9/10/2013	(1)	—	—
	93,250	93,250	—	$12.55	5/14/2019	(2)	—	—
	172,500	402,500	—	$16.85	2/26/2020	(2)	—	—
	0	425,000	—	$16.85	2/26/2020	(4)	—	—
	0	575,000	—	$25.91	3/10/2021	(2)	—	—
	0	375,000	—	$15.71	9/9/2011	(3)	—	—
	—	—	165,787	$12.55	5/14/2019	(5)	—	—

Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date		Number of shares or units of stock that have not vested (#)(6)	Market value of shares or units of stock that have not vested ($)(7)

Steve Dickson	20,000	0	—	$14.59	12/8/2015	(1)	1,185	$22,041
	4,500	4,500	—	$12.55	5/14/2019	(2)	—	—
	39,000	91,000	—	$16.85	2/26/2020	(2)	—	—
	0	110,000	—	$25.91	3/10/2021	(2)	—	—
	0	100,000	—	$15.71	9/9/2021	(3)	—	—

Alan Fudge	20,000	60,000	—	$16.00	8/13/2019	(2)	—	—
	31,005	72,345	—	$16.85	2/26/2020	(2)	—	—
	0	140,000	—	$25.91	3/10/2021	(2)	—	—
	0	91,000	—	$15.71	9/9/2021	(3)	—	—

(1)	Fully vested and immediately exercisable.
(2)	These options vest and become exercisable for the total number of option shares over a period of 5 years, subject to continued employment with the Company, with 20% vesting on the date that is 12 months from the date of grant and an additional 10% vesting at the end of each 6-month period thereafter. The following schedule sets forth the grant date for each option with such a vesting schedule that is not already fully vested (identified in reference to the expiration date reported for that option in the above table) and the total number of shares for which that option was originally granted:

Name	Grant Date	Expiration Date	Shares Granted
Douglas F. Garn	5/14/2009	5/14/2019	220,000
	2/26/2010	2/26/2020	400,650
	3/10/2011	3/10/2021	400,650

Scott Davidson	5/14/2009	5/14/2019	70,000
	2/26/2010	2/26/2020	142,350
	3/10/2011	3/10/2021	155,500

Vincent C. Smith	5/14/2009	5/14/2019	186,500
	2/26/2010	2/26/2020	575,000
	3/10/2011	3/10/2021	575,000

Steve Dickson	5/14/2009	5/14/2019	9,000
	2/26/2010	2/26/2020	130,000
	3/10/2011	3/10/2021	110,000

Alan Fudge	8/13/2009	8/13/2019	100,000
	2/26/2010	2/26/2020	103,350
	3/10/2011	3/10/2021	140,000

(3)	These options vest and become exercisable for the total number of option shares over a period of 6 years, subject to continued employment with the Company, with 20% vesting on the date that is 24 months from the date of grant and an additional 10% vesting at the end of each 6-month period thereafter. The following schedule sets forth the grant date for each option with such a vesting schedule that is not already fully vested (identified in reference to the expiration date reported for that option in the above table) and the total number of shares for which that option was originally granted:

Name	Grant Date	Expiration Date	Shares Granted
Douglas F. Garn	9/9/2011	9/9/2021	260,000

Scott Davidson	9/9/2011	9/9/2021	100,000

Vincent C. Smith	9/9/2011	9/9/2021	375,000

Steve Dickson	9/9/2011	9/9/2021	100,000

Alan Fudge	9/9/2011	9/9/2021	91,000

(4)	These options vest and become exercisable for the total number of option shares over a period of eight years, subject to continued employment with the company, with 20% vesting on the second anniversary of the date of grant, 20% vesting on the fourth anniversary of the date of grant, 20% vesting on the sixth anniversary of the date of grant, and 40% vesting on the eight anniversary of the date of grant. The grant date of these 425,000 options was February 26, 2010, and these options expire on February 26, 2020.
(5)	The amount shown represents performance-based options granted to Mr. Smith on May 14, 2009, subject to the Company’s performance during 2009. The target-level amount of these performance-based options established by the Committee in February 2009 was 186,500. Due to the Company’s achievement above the threshold but below the target level of the applicable performance measures, in February 2010 the Committee determined that the actual number of options awarded was 165,787. The options vest and become exercisable for the total number of option shares over a period of 3 years, with 1/3 vesting on March 1, 2010, 1/3 vesting on March 1, 2011, and 1/3 vesting on March 1, 2012. As of December 31, 2011, 110,525 of these options were vested and 55,262 were unvested, and none of these options had been exercised. The options expire on May 14, 2019.
(6)	The amounts shown are unvested restricted stock units that vest in equal installments according to the schedule below:

Name	Number of RSUs	Vesting Dates
Douglas F. Garn	29,631	March 1, 2010, March 1, 2011 and March 1, 2012
Scott J. Davidson	9,252	March 1, 2010, March 1, 2011 and March 1, 2012
Steve Dickson	1,185	March 1, 2010, March 1, 2011 and March 1, 2012

(7)	The market value of the unvested restricted stock units is calculated by multiplying the number of units by the closing price of our common stock at December 31, 2011, which was $18.60.

Option Exercises and Stock Vested Table

The following table shows the number of shares acquired on stock option exercises and vesting of restricted stock units by each of the named executive officers during the year ended December 31, 2011. The table also presents the value realized upon such exercises and vesting, as calculated, in the case of stock options, based on the difference between the market price of Quest’s common stock at exercise and the option exercise price, and as calculated, in the case of restricted stock units, based on the closing selling price per share of Quest’s common stock on the NASDAQ Global Select Market on the vesting date.

OPTION EXERCISES AND STOCK VESTED—FISCAL YEAR 2011

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Douglas F. Garn	497,030	$1,556,346	44,878		$1,191,960
Scott J. Davidson	—	—	15,116		$401,481
Vincent C. Smith	—	—	30,494	(1)	$809,921
Steve Dickson	—	—	4,045		$90,533
Alan Fudge	—	—	—		—

(1)	Mr. Smith has deferred delivery of the shares underlying these awards.

Potential Payments upon Termination or Change in Control

Certain equity award arrangements with our named executive officers provide certain limited benefits in the event of a change in control of Quest. Specifically, our 1999 Stock Incentive Plan and 2001 Stock Incentive Plan provide that in the event of a change in ownership or control of Quest (by way of merger, sale of assets or otherwise), each outstanding option under the discretionary option grant program will immediately become exercisable for all the shares represented by such option, except to the extent (i) such option is assumed or otherwise continued in full force and effect by the successor corporation; or (ii) such option is replaced with a cash incentive program by the successor corporation which preserves the economic value existing at the time of any such change in ownership or control and provides for subsequent payout in accordance with the same vesting schedule applicable to those option shares. Our 2008 Stock Incentive Plan, which is a successor to our 1999 Stock Incentive Plan and 2001 Stock Incentive Plan, provides that in the event of a change in control, our Board of Directors may arrange for a variety of actions with respect to stock-based awards, such as assumption by the acquiring corporation, acceleration of vesting, or cash payment. In addition, our 2008 Stock Incentive Plan provides that stock-based award agreements may include provisions subjecting such awards to accelerated vesting immediately upon or, in the event of a termination, within a designated period after a change in control transaction. These acceleration provisions do not discriminate in scope, terms or operation in favor of our named executive officers and are available generally to all of our employees who have been granted stock options and restricted stock units. Assuming a change of control resulting in the acceleration of vesting of all outstanding unvested equity awards to our named executive officers on December 31, 2011, our named executive officers would be entitled to receive the following payments for such accelerated unvested equity awards based on the closing price of our common stock on that day, $18.60: Mr. Garn - $1,907,696 for accelerated stock options and $551,137 for accelerated RSUs; Mr. Davidson - $675,129 for accelerated stock options and $172,087 for accelerated RSUs; Mr. Smith - $4,099,049 for accelerated stock options; Mr. Dickson - $475,475 for accelerated stock options and $22,041 for accelerated RSUs; and Mr. Fudge - $545,594 for accelerated stock options.

On March 8, 2012, we entered into an agreement (the “Merger Agreement”) to become a private company (the “Merger”). In connection with this transaction, on March 8, 2012, the Board of Directors entered into a Change in Control Severance Plan (the “Plan”) in order to encourage certain management-level employees of the Company to continue to focus on the best interests of the Company’s stockholders and provide severance protections to such employees in the event their employment is terminated in connection with a change of control of the Company. Of our named executive officers, Messrs. Davidson, Dickson, and Fudge are participants in the Plan. For purposes of the Plan, the term “change in control” is defined as consummation of any transaction that the Board shall have determined is a Superior Proposal (as defined in the Merger Agreement). The consummation of the Merger will not be considered a change in control for purposes of the Plan. Under the terms of the Plan and subject to the conditions thereof, a participant in the Plan will receive severance benefits and accrued rights if his or her employment is terminated involuntarily by the Company or any of its affiliates other than for cause (as defined in the Plan), or by resignation of the employee for good reason (as defined in the Plan), on or before the two-year anniversary of a change in control. An employee who leaves his or her employment for any reason other than good reason, as defined in the Plan, shall not receive severance benefits. A Plan participant shall receive a cash severance benefit, payable in a lump sum, equal to the product of (i) 1/12 of the participant’s annual rate of base salary in effect immediately prior to such participant’s termination date and (ii) the number of months in such participant’s severance multiple as specified in the Plan, as well as continued welfare benefits equivalent to those available to a similar executive who is still employed by the Company, for the number of months in such participant’s severance multiple as specified in the Plan, subject to certain contribution payments and other conditions. A qualifying participant will also receive payment of all unpaid base salary, bonus or other amount accrued through his or her termination date. In addition, subject to certain conditions, if a participant’s employment is terminated by the Company or any of its affiliates during the six-month period prior to, and in connection with, a change in control, then such participant is entitled to payment of the severance benefits and accrued rights described above. Under the terms of the Plan, and subject to satisfaction of the conditions therein, the named executive officers participating in the Plan would be entitled to the following payments upon a qualifying termination of employment based on their current base salaries: Mr. Davidson: $637,500; Mr. Dickson: $531,250; and Mr. Fudge: $625,000. The Plan was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on March 9, 2012.

On March 20, 2012, the special committee composed of independent and disinterested members our Board of Directors approved a one-time cash retention payment of $100,000 to Mr. Davidson. The retention payment is designed to encourage Mr. Davidson to continue to focus on the best interests of our stockholders during the pendency of our going-private transaction discussed in the paragraph above. Subject to Mr. Davidson’s continued employment, the retention payment is payable following the earlier of (i) the Effective Time of the Merger (as defined in the Merger Agreement) and (ii) the date of our entry into an agreement with respect to a Superior Proposal (as defined in the Merger Agreement).

Compensation of Directors

The following table sets forth the compensation paid to our non-employee directors for service during the year ended December 31, 2011:

DIRECTOR COMPENSATION TABLE—FISCAL 2011

Name	Fees Earned or Paid in Cash(2)	Option Awards (3)	Total
Raymond J. Lane(1)	$31,750	$204,550	$236,300
Augustine L. Nieto II	$159,750	$204,550	$364,300
Kevin M. Klausmeyer	$161,750	$204,550	$366,300
Paul A. Sallaberry	$68,750	$204,550	$273,300
H. John Dirks	$166,750	$204,550	$371,300

(1)	On March 14, 2011, Raymond J. Lane announced that he would not stand for reelection at our annual meeting held on June 7, 2011. On June 7, 2011, Mr. Lane’s resignation became effective. Following his resignation, Mr. Lane was designated a director emeritus and has continued to serve as an advisor to our Board of Directors. In his capacity as a board advisor, Mr. Lane is paid $3,000 per meeting he attends. In 2011, Mr. Lane attended one meeting as a board advisor. Also in his capacity as a board advisor, Mr. Lane is to be granted 10,000 stock options every six months starting in January 2012.
(2)	Amounts for Messrs. Nieto, Klausmeyer and Dirks include payments for services on our Special Committee formed in connection with the Company’s pending going-private transaction, as described below.
(3)	Options granted to our directors pursuant to the automatic option grant program are fully vested upon issuance. The amounts stated in the “Option Awards” column for each director are the grant date fair value of each such equity award computed in accordance with FASB ASC Topic 718. Each non-employee director was granted 20,000 options on January 3, 2011.

In 2011, non-employee directors received an annual retainer of $40,000 for serving on the Board of Directors, and were entitled to be reimbursed for reasonable expenses incurred by them in attending board and committee meetings. In addition, members of the regular committees of our Board of Directors received the annual fees described below:

	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Chairman	$20,000	$10,000	$10,000
Member	$10,000	$5,000	$5,000

On the first business day in January of each year, non-employee Board members who have served on the Board for at least one year also receive option grants covering 20,000 shares pursuant to the provisions of the automatic option grant program under our 2008 Stock Incentive Plan. In addition, our non-employee directors are entitled to receive a fee in the amount of $2,000 for each Board meeting attended in person ($1,000 if attended via telephone) and $1,500 for each committee meeting attended in person ($750 if attended via telephone).

In the fourth quarter of 2011, our Board of Directors formed a Special Committee comprised of Messrs. Nieto, Klausmeyer and Dirks for purposes of advising on the Company’s going-private transaction. In 2011, Mr. Nieto and Mr. Klausmeyer each were paid a $30,000 Special Committee retainer fee, and Mr. Dirks, as Chairman of the Special Committee, was paid a $40,000 Special Committee retainer fee. In addition, Mr. Nieto and Mr. Klausmeyer each receive a $25,000 per month fee, and Mr. Dirks receives a $30,000 per month fee, for service on the Special Committee.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between any of our executive officers or any member of our Compensation Committee and any member of any other company’s board of directors or compensation committee. For additional information concerning transactions involving other members of the Board, see “Certain Relationships and Related Transactions.”

Compensation Risk Management

Our management has assessed our compensation policies and practices for all employees, including our named executive officers, to determine whether they encourage excessive risk taking. The Committee reviewed management’s assessments and concluded that these policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company. In doing so, the Committee considered various features of our compensation policies and practices that discourage excessive or unnecessary risk taking, as presented by management.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of April 20, 2012 with respect to the beneficial ownership of Quest common stock by (i) each person Quest believes beneficially holds more than 5% of the outstanding shares of Quest common stock; (ii) each director; (iii) each named executive officer, as defined in Item 402 of Regulation S-K, and (iv) all directors and executive officers as a group. Unless otherwise indicated, all persons named as beneficial owners of common stock have sole voting power and sole investment power with respect to the shares indicated as beneficially owned. Beneficial ownership also includes shares of Quest common stock issuable upon exercise of stock options that are exercisable or will become exercisable, and shares of Quest common stock subject to restricted stock units that are vested or will vest, within 60 days of April 20, 2012, as indicated in the footnotes to the table below. For each individual and group included in the table below, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of 84,308,635 shares of common stock outstanding on April 20, 2012 and the number of shares of common stock that such person or group had the right to acquire on or within 60 days after April 20, 2012. Unless otherwise indicated, the principal address of each of the stockholders below is c/o Quest Software, Inc., 5 Polaris Way, Aliso Viejo, California 92656.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Shares Outstanding
BlackRock, Inc. 40 East 52nd Street New York, NY 10022	4,938,443	(1)	5.86%

Executive Officers and Directors:
Vincent C. Smith	30,542,355	(2)	35.28%
Douglas F. Garn	263,022	(3)	*
Scott J. Davidson	155,055	(4)	*
Steve Dickson	113,443	(5)	*
Alan Fudge	99,340	(6)	*
Augustine L. Nieto II	105,000	(7)	*
Kevin M. Klausmeyer	128,400	(8)	*
Paul Sallaberry	164,213	(9)	*
H. John Dirks	105,000	(10)	*
All executive officers and directors as a group (9 persons)	31,675,828	(11)	36.14%

*	Less than 1%
(1)	According to a Schedule 13G filed with the Securities and Exchange Commission by the beneficial owner of these shares on February 8, 2012. BlackRock, Inc. has sole voting power and sole dispositive power over these shares.
(2)	Includes: (i) an aggregate of 153,440 shares owned by Mr. Smith’s minor children for which Mr. Smith disclaims beneficial ownership, (ii) 1,262,459 shares held by Vincent C. Smith Annuity Trust 2010-1, (iii) 946,844 shares held by Vincent C. Smith Annuity Trust 2010-2, (iv) 1,275,000 shares held by Vincent C. Smith Annuity Trust 2011-1, and (v) options to purchase 2,257,687 shares of common stock. Includes 202,956 restricted stock units, all of which are fully vested but the delivery of which has been deferred.
(3)	Includes options to purchase 244,260 shares of common stock.
(4)	Includes options to purchase 139,540 shares of common stock.

(5)	Includes options to purchase 99,400 shares of common stock.
(6)	Includes options to purchase 99,340 shares of common stock.
(7)	Includes options to purchase 105,000 shares of common stock.
(8)	Includes options to purchase 125,000 shares of common stock.
(9)	Includes options to purchase 160,000 shares of common stock.
(10)	Includes options to purchase 105,000 shares of common stock.
(11)	Includes options to purchase 3,335,227 shares of common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about our common stock that may be issued under our existing equity compensation plans as of December 31, 2011.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	16,343,963	$17.34	4,471,476
Equity compensation plans not approved by security holders	—	—	—

Totals	16,343,963	$17.34	4,471,476

(1)	Excludes options to purchase 93,284 shares of common stock with a weighted average exercise price of $2.81 that were assumed by Quest in connection with our acquisitions of Aelita Software Corporation, Imceda Software, Vintela, and VKernel. In connection with these acquisitions, Quest only assumed options outstanding at the time of the acquisition but did not assume the entire option plan; therefore, no further options may be granted under these acquired-company option plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures for Approval of Related Person Transactions

The charter of our Audit Committee requires that our Audit Committee review and approve all related person transactions. In determining whether to approve or ratify such a related person transaction, the Audit Committee follows our written policy governing related person transactions and takes into account, among other factors it deems appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction. The Audit Committee will generally approve only those related person transactions that are in the best interests of our company and our stockholders.

Certain Employee Relationships

Since May 2006, we have employed Jim Garn, the brother of Douglas F. Garn, our Vice Chairman, as our Senior Director, Sales Operations. For 2011, Jim Garn received cash compensation totaling $245,030, which includes: (a) an annual base salary of $208,316, (b) a discretionary bonus in the amount of $33,714, and (c) a $3,000 matching contribution under our 401(k) plan. Also, on September 9, 2011, Jim Garn received an award of 20,000 stock options with an exercise price of $15.71. These stock options vest over a six year period, with 20% vesting on the second anniversary of the date of grant, and 10% vesting upon the completion of each of the next eight six-month periods of employment.

Since September 2007, Chris Garn, the brother of Douglas F. Garn, our Vice Chairman, has been employed by Quest or one of its wholly-owned subsidiaries, most recently as a Territory Account Manager. For 2011, Chris Garn received cash compensation totaling $159,469, which includes: (a) an annual base salary of $110,280, (b) commission payments totaling $45,189, (c) an employee referral award totaling $1,000, and (d) retirement plan contributions totaling $3,000. In addition, Chris Garn participated in our 2011 sales club trip with a cost to the Company allocated at $2,872, including related tax gross-up benefits.

Change in Control, Retention Payments

As discussed above under the caption “Potential Payments upon Termination or Change in Control,” on March 8, 2012, we entered into an agreement to become a private company. In connection with this transaction, our Board of Directors adopted a Change in Control Severance Plan in which, of our named executive officers, Messrs. Davidson, Dickson and Fudge are participants. In addition, the special committee of our Board of Directors approved a cash retention payment for Mr. Davidson. Please see the discussion under “Potential Payments upon Termination or Change in Control” for additional details.

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

Fees Paid to the Independent Registered Public Accounting Firm

The following table presents the fees billed to Quest for professional audit services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”), for the audit of our annual financial statements for the years ended December 31, 2011 and 2010, and fees billed for other services rendered by Deloitte during those periods.

	2011	2010
Audit Fees(1)	$1,552,005	$1,700,314
Audit-Related Fees(2)	$354,253	$185,800
Tax Fees(3)	$757,896	$303,629
All Other Fees	$0	$0
Total	$2,664,155	$2,189,743

(1)	Audit Fees related to professional services rendered for the audit of our annual financial statements, reviews of our quarterly financial statements, international statutory audits and other fees related to our SEC filings and other accounting consultations.
(2)	Audit-Related Fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and also acquisition-related audit fees.
(3)	Tax Fees included fees for tax compliance of approximately $726,180 and $218,207 for 2011 and 2010 relating to U.S. federal tax returns, tax returns in overseas countries in which we do business and various state and local tax returns. Tax fees also included fees for tax advisory services of approximately $31,716 for 2011 and $85,422 for 2010, including tax examination assistance, expatriate tax services, assistance related to mergers and acquisitions, tax research and tax planning services in the countries in which we do business.

The Audit Committee of the Board of Directors has considered whether the provision by Deloitte of the non-audit services listed above is compatible with maintaining Deloitte’s independence.

Pre-Approval Policy

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services, and may be subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval policy, and the related amounts of fees for services performed. The Audit Committee may also pre-approve particular services on a case-by-case basis. All Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees for 2011 and 2010 described above were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as part of this Form 10-K.

(1)	Financial Statements

The financial statements are included in the Original Filing.

(2)	Financial Statement Schedule

The required financial statement schedules are included in the Original Filing.

(3)	Exhibits

Exhibit Number	Exhibit Title

3.1*	Certificate of Incorporation of Quest Software, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2009)

3.2*	Bylaws of Quest Software, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2009)

4.1*	Form of Registrant’s Specimen Common Stock Certificate (incorporated by reference to our Registration Statement on Form S-1 and all amendments thereto filed on June 11, 1999 (File No. 333-80543))

10.1*	Form of Directors’ and Officers’ Indemnification Agreement (incorporated by reference to our Registration Statement on Form S-1 and all amendments thereto filed on June 11, 1999 (File No. 333-80543))

10.2*++	Quest Software, Inc. 1999 Stock Incentive Plan, as amended (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2008)

10.3*++	Form of Stock Option Agreement used under the Quest Software, Inc. 1999 Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2004)

10.4*++	Form of Restricted Stock Unit Award Agreement used under the Quest Software, Inc. 1999 Stock Incentive Plan, as amended (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2008)

10.5*++	Quest Software, Inc. 2001 Stock Incentive Plan, as amended (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2008)

10.6*++	Form of Stock Option Agreement used under the Quest Software, Inc. 2001 Stock Incentive Plan (incorporated by reference to our Registration Statement on Form S-8 (File No. 333-82784) filed on February 14, 2002)

10.7*++	Quest Software, Inc. 2008 Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2008)

10.8*++	Form of Stock Option Agreement used under the Quest Software, Inc. 2008 Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2008)

10.9*++	Form of Restricted Stock Unit Award Agreement used under the Quest Software, Inc. 2008 Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2008)

10.10*++	Quest Software, Inc. Executive Incentive Plan (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2007)

10.11*	Credit Agreement dated as of February 17, 2009 between Quest Software, Inc. and Wells Fargo Foothill, LLC (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2009)

10.12*	Amendment Number Three to Credit Agreement dated as of February 17, 2011 between Quest Software, Inc., the Lenders part thereto, and Wells Fargo Capital Finance LLC (formerly known as Wells Fargo Foothill, LLC) as the arranger and administrative agent for the Lenders (incorporated by reference to our Current Report on Form 8-K filed on February 23, 2011)

10.13*	Security Agreement dated as of February 17, 2009 among Quest Software, Inc., Aelita Software Corporation, ScriptLogic Corporation, Vizioncore, Inc., NetPro Computing, Inc. and those additional entities that hereafter become parties hereto, and Wells Fargo Foothill, LLC (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2009)

Exhibit Number	Exhibit Title

10.14*++	Voting Agreement dated June 1, 2009 by and between Quest Software, Inc. and Vincent C. Smith (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2009)

10.15*	Loan and Security Agreement, dated as of August 3, 2009, between Quest Software, Inc. as Borrower and Mutual of Omaha Bank as Lender (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2009)

10.16*	Secured Promissory Note, dated as of August 3, 2009, from Quest Software, Inc. as Maker to Mutual of Omaha Bank as Payee (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2009)

10.17*	Deed of Trust, Security Agreement, Assignment of Rents and Leases, and Fixture Filing, dated as of August 3, 2009, by and among Quest Software, Inc. as Trustor, Mutual of Omaha Bank as Beneficiary, and Fidelity National Title Company as Trustee (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2009)

10.18*	Environmental Certification and Indemnity Agreement, dated as of August 3, 2009, by Quest Software, Inc. as Obligor in favor of Mutual of Omaha Bank as Lender (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2009)

14.1*	Code of Conduct and Ethics (incorporated by reference to our Annual Report on Form 10-K for the period ended December 31, 2009)

21.1**	Subsidiaries of the Registrant

23.1**	Consent of Deloitte & Touche LLP

31.1**	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2**	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.3	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.4	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference.
**	Filed with the Original Filing.
++	Indicates a management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUEST SOFTWARE, INC.

Dated: April 30, 2012	By:	/s/ Vincent C. Smith
Vincent C. Smith
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vincent C. Smith	President, Chief Executive Officer	April 30, 2012
Vincent C. Smith	(Principal Executive Officer) and Chairman of the Board of Directors

/s/ Scott J. Davidson	Senior Vice President and	April 30, 2012
Scott J. Davidson	Chief Financial Officer (Principal Financial Officer)

/s/ Scott H. Reasoner	Vice President, Corporate Controller	April 30, 2012
Scott H. Reasoner	(Principal Accounting Officer)

/s/ Douglas F. Garn	Vice Chairman and	April 30, 2012
Douglas F. Garn	Director

/s/ Kevin M. Klausmeyer	Director	April 30, 2012
Kevin M. Klausmeyer

/s/ Augustine L. Nieto II	Director	April 30, 2012
Augustine L. Nieto II

/s/ Paul A. Sallaberry	Director	April 30, 2012
Paul A. Sallaberry

/s/ H. John Dirks	Director	April 30, 2012
H. John Dirks

2011 Form 10-K Exhibit Index

Exhibit Number	Exhibit Title

3.1*	Certificate of Incorporation of Quest Software, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2009)

3.2*	Bylaws of Quest Software, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2009)

4.1*	Form of Registrant’s Specimen Common Stock Certificate (incorporated by reference to our Registration Statement on Form S-1 and all amendments thereto filed on June 11, 1999 (File No. 333-80543))

10.1*	Form of Directors’ and Officers’ Indemnification Agreement (incorporated by reference to our Registration Statement on Form S-1 and all amendments thereto filed on June 11, 1999 (File No. 333-80543))

10.2*++	Quest Software, Inc. 1999 Stock Incentive Plan, as amended (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2008)

10.3*++	Form of Stock Option Agreement used under the Quest Software, Inc. 1999 Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2004)

10.4*++	Form of Restricted Stock Unit Award Agreement used under the Quest Software, Inc. 1999 Stock Incentive Plan, as amended (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2008)

10.5*++	Quest Software, Inc. 2001 Stock Incentive Plan, as amended (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2008)

10.6*++	Form of Stock Option Agreement used under the Quest Software, Inc. 2001 Stock Incentive Plan (incorporated by reference to our Registration Statement on Form S-8 (File No. 333-82784) filed on February 14, 2002)

10.7*++	Quest Software, Inc. 2008 Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2008)

10.8*++	Form of Stock Option Agreement used under the Quest Software, Inc. 2008 Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2008)

10.9*++	Form of Restricted Stock Unit Award Agreement used under the Quest Software, Inc. 2008 Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2008)

10.10*++	Quest Software, Inc. Executive Incentive Plan (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2007)

10.11*	Credit Agreement dated as of February 17, 2009 between Quest Software, Inc. and Wells Fargo Foothill, LLC (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2009)

10.12*	Amendment Number Three to Credit Agreement dated as of February 17, 2011 between Quest Software, Inc., the Lenders part thereto, and Wells Fargo Capital Finance LLC (formerly known as Wells Fargo Foothill, LLC) as the arranger and administrative agent for the Lenders (incorporated by reference to our Current Report on Form 8-K filed on February 23, 2011)

10.13*	Security Agreement dated as of February 17, 2009 among Quest Software, Inc., Aelita Software Corporation, ScriptLogic Corporation, Vizioncore, Inc., NetPro Computing, Inc. and those additional entities that hereafter become parties hereto, and Wells Fargo Foothill, LLC (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2009)

10.14*++	Voting Agreement dated June 1, 2009 by and between Quest Software, Inc. and Vincent C. Smith (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2009)

10.15*	Loan and Security Agreement, dated as of August 3, 2009, between Quest Software, Inc. as Borrower and Mutual of Omaha Bank as Lender (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2009)

10.16*	Secured Promissory Note, dated as of August 3, 2009, from Quest Software, Inc. as Maker to Mutual of Omaha Bank as Payee (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2009)

Exhibit Number	Exhibit Title

10.17*	Deed of Trust, Security Agreement, Assignment of Rents and Leases, and Fixture Filing, dated as of August 3, 2009, by and among Quest Software, Inc. as Trustor, Mutual of Omaha Bank as Beneficiary, and Fidelity National Title Company as Trustee (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2009)

10.18*	Environmental Certification and Indemnity Agreement, dated as of August 3, 2009, by Quest Software, Inc. as Obligor in favor of Mutual of Omaha Bank as Lender (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2009)

14.1*	Code of Conduct and Ethics (incorporated by reference to our Annual Report on Form 10-K for the period ended December 31, 2009)

21.1**	Subsidiaries of the Registrant

23.1**	Consent of Deloitte & Touche LLP

31.1**	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2**	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.3	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.4	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference.
**	Filed with the Original Filing.
++	Indicates a management contract or compensatory arrangement.