Form 10-Q
period 2012-03-31
QUEST SOFTWARE INC
filed 2012-05-10
CIK 1088033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock as of May 3, 2012, was 84,329,361.

QUEST SOFTWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

QUEST SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	March 31 2012	December 31 2011
ASSETS
Current assets:
Cash and cash equivalents	$220,006	$192,165
Short-term investments	43,194	36,774
Accounts receivable, net of allowances of $4,385 and $6,369 at March 31, 2012 and December 31, 2011, respectively	137, 100	201,636
Prepaid expenses and other current assets	55,389	45,846
Deferred income taxes, net	21,388	21,647

Total current assets	477,077	498,068
Property and equipment, net	97,537	94,602
Long-term investments	19,166	24,832
Intangible assets, net	139,267	150,386
Goodwill	862,103	858,444
Deferred income taxes, net	20,891	17,559
Other assets	57,242	55,627

Total assets	$1,673,283	$1,699,518

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$11,666	$11,723
Accrued compensation	50,020	56,148
Other accrued expenses	41,379	42,845
Income taxes payable	14,654	14,482
Loans payable	71,614	91,597
Deferred revenue	368,884	388,788

Total current liabilities	558,217	605,583

Long-term liabilities:
Deferred revenue	110,341	111,050
Income taxes payable	51,276	51,276
Loans payable	32,528	32,133
Other long-term liabilities	7,666	9,942

Total long-term liabilities	201,811	204,401

Total liabilities	760,028	809,984

Commitments and contingencies (Note 17)
Redeemable noncontrolling interest	22,000	22,000
Equity:
Quest Software, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 200,000 shares authorized; 84,066 and 83,148 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	84	83
Additional paid-in-capital	541,811	521,653
Retained earnings	335,725	333,057
Accumulated other comprehensive income (loss)	753	(208)

Total Quest Software Inc. stockholders’ equity	878,373	854,585
Noncontrolling interest	12,882	12,949

Total equity	891,255	867,534

Total liabilities and equity	$1,673,283	$1,699,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31
	2012	2011
Revenues:
Licenses	$69,983	$66,735
Services	142,213	121,422

Total revenues	212,196	188,157

Cost of revenues:
Licenses	2,883	1,784
Services	24,002	20,965
Amortization of purchased technology	6,968	4,650

Total cost of revenues	33,853	27,399

Gross profit	178,343	160,758

Operating expenses:
Sales and marketing	85,962	81,729
Research and development	46,375	41,723
General and administrative	32,462	28,193
Amortization of other purchased intangible assets	8,291	3,747

Total operating expenses	173,090	155,392

Income from operations	5,253	5,366
Other (expense) income, net	(874)	1,156

Income before income tax provision	4,379	6,522
Income tax provision	1,778	3,151

Net income	2,601	3,371
Net loss attributable to noncontrolling interest	67	—

Net income attributable to Quest Software, Inc.	$2,668	$3,371

Net income per share attributable to Quest Software, Inc. stockholders:
Basic	$0.03	$0.04

Diluted	$0.03	$0.04

Weighted-average common shares outstanding:
Basic	83,424	92,303
Diluted	85,102	95,112

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31
	2012	2011
Net income	$2,601	$3,371

Other comprehensive income (loss):
Unrealized income (loss) on foreign currency hedges, net of tax	709	(407)
Unrealized income (loss) on available-for-sale securities, net of tax	252	(22)

Comprehensive income	3,562	2,942
Comprehensive loss attributable to noncontrolling interest	67	—

Comprehensive income attributable to Quest Software, Inc	$3,629	$2,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31
	2012	2011
Cash flows from operating activities:
Net income	$2,601	$3,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,751	12,429
Compensation expense associated with stock-based payments	6,083	7,413
Impairment losses on intangible assets	3,365	—
Unrealized foreign currency gains, net	(3,429)	(3,346)
Deferred income taxes	406	(221)
Excess tax benefit related to stock-based compensation	(266)	(1,481)
Other non-cash adjustments, net	301	567
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	65,929	61,594
Prepaid expenses and other current assets	(2,500)	3,044
Other assets	(132)	1,744
Accounts payable	2,280	786
Accrued compensation	(6,883)	(10,722)
Other accrued expenses	(385)	1,998
Income taxes payable	(7,682)	(692)
Deferred revenue	(20,614)	(4,792)
Other liabilities	(2,577)	(2,048)

Net cash provided by operating activities	52,248	69,644

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(7,566)	(70,724)
Purchases of property and equipment	(8,129)	(4,427)
Change in restricted cash	937	(11,331)
Purchases of cost method investments	(2,106)	(20,203)
Purchases of investment securities	(6,007)	(4,067)
Sales and maturities of investment securities	5,477	29,061
Contributions on equity method investment	(1,926)	—
Change in notes receivable	(90)	(350)

Net cash used in investing activities	(19,410)	(82,041)

Cash flows from financing activities:
Proceeds from loans payable	561	—
Repayment of loans payable	(20,148)	(103)
Repurchase of common stock	—	(84,359)
Repayment of capital lease obligations	(131)	(25)
Cash paid for line of credit fees	—	(500)
Proceeds from the exercise of stock options	14,751	20,248
Excess tax benefit related to stock-based compensation	266	1,481

Net cash used in financing activities	(4,701)	(63,258)

Effect of exchange rate changes on cash and cash equivalents	(296)	4,537

Net increase (decrease) in cash and cash equivalents	27,841	(71,118)
Cash and cash equivalents, beginning of period	192,165	356,533

Cash and cash equivalents, end of period	$220,006	$285,415

Supplemental disclosures of consolidated cash flow information:
Cash paid for interest	$911	$782

Cash paid for income taxes	$8,742	$721

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — ORGANIZATION, PROPOSED MERGER AND BASES OF PRESENTATION

Quest Software, Inc. was incorporated in California in 1987 and reincorporated in Delaware in 2009. We are a leading developer and vendor of Database Management, Performance Monitoring, Data Protection, User Workspace Management, Windows Server Management, and Identity and Access Management software products. We also provide consulting, training, and support services to our customers. References to “Quest,” “Quest Software,” the “Company,” “we,” “us,” or “our” refer to Quest Software, Inc. and its consolidated subsidiaries.

Our accompanying unaudited condensed consolidated financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk” included in Quest’s Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”), and the “Corrected Consolidated Financial Statements and Notes to the Consolidated Financial Statements” included in our Current Report on Form 8-K filed on May 10, 2012. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period.

Pending Proposed Merger Transaction

On March 8, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Expedition Holding Company, Inc., a Delaware corporation (“Parent”), and Expedition Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent, pursuant to which Parent will acquire, subject to certain exceptions, all of the outstanding shares of the Company’s common stock for a purchase price of $23.00 per share in cash. Parent and Merger Sub are beneficially owned by funds affiliated with Insight Venture Management, LLC, a Delaware limited liability company (“Insight”).

For terms of the Merger Agreement, including circumstances under which the Merger Agreement can be terminated and the ramifications of such a termination, as well as other terms and conditions, refer to the Merger Agreement filed as Exhibit 2.1 to our Current Report on Form 8-K with the Securities and Exchange Commission on March 9, 2012.

The merger is currently expected to close in the third quarter of this year, and is subject to customary closing conditions as well as approval and adoption of the Merger Agreement by the Company’s stockholders (including approval by a majority of the outstanding unaffiliated shares of common stock, which excludes any shares of common stock held by Parent, Merger Sub and Vincent Smith, President, Chief Executive Officer and Chairman of the Board, and certain related trusts). If completed, the merger will result in the Company becoming a privately-held company, and its shares of common stock will no longer be listed on any public market. No assurance can be given that the merger will be completed.

Impact of Change in Consolidated Statement of Cash Flows Presentation to Prior Periods

We maintain positions in certain foreign currencies which may at times create unrealized gains or losses. Unrealized foreign currency gains/losses should be presented as an adjustment to reconcile net income to net cash provided by operating activities in our consolidated statement of cash flows. Effective during the third quarter of 2011, we presented such unrealized foreign currency gains/losses in our consolidated statement of cash flows. This change impacts our cash flow presentation and does not impact earnings or cash balances. Management has concluded that this change of presentation is not material to any periods affected. The following represents the details of the impact to our previously reported consolidated statement of cash flows to conform to the current year presentation (in thousands):

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Three Months Ended March 31, 2011
	As Previously Reported	As Adjusted	Impact
Unrealized foreign currency gains, net	$—	$(3,459)	$(3,459)
Changes in operating assets and liabilities, net of effects of acquisitions	48,912	50,688	1,776

Net cash provided by operating activities	71,327	69,644	(1,683)
Effect of exchange rate changes in cash and cash equivalents	2,854	4,537	1,683

Net impact			—

Correction of a Tax Error Related to Prior Periods

During March 2012, we discovered an error in the historical Australian income tax returns of our wholly-owned subsidiary, Quest Software Pty. Ltd., related to an incorrectly claimed research and development benefit that resulted in a cumulative liability including income tax, interest and penalties of $14.5 million. The error impacts multiple prior periods back to the year ended December 31, 1999. We have concluded that this error has not caused a material misstatement within any previously issued consolidated financial statement for any period. However, if the cumulative effect of the income taxes, interest and penalties were to be included solely within the first quarter of 2012, it would be material to that quarter’s results. Thus, after considering Staff Accounting Bulletin Release No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, we have corrected the Consolidated Financial Statements for the fiscal years ended December 31, 2011, 2010, and 2009 in our Current Report on Form 8-K filed on May 10, 2012, which prior to the corrections were filed previously with Quest’s Annual Report on Form 10-K for the period ended December 31, 2011.

In connection with this tax correction, we have presented in this Form 10-Q the corrected consolidated balance sheet as of December 31, 2011, the corrected consolidated income statement for the three months ended March 31, 2011 and the corrected consolidated statement of cash flows for the three months ended March 31, 2011. The following represents the impact of the tax correction to our previously reported consolidated financial statements (in thousands, except per share data):

Corrected Consolidated Balance Sheet:

	December 31, 2011
	As Previously Reported	As Corrected	Increase/ (Decrease)
Deferred income taxes, net – current	$19,780	$21,647	$1,867
Total current assets	496,201	498,068	1,867
Total assets	1,697,651	1,699,518	1,867
Income taxes payable – current	—	14,482	14,482
Total current liabilities	591,101	605,583	14,482
Total liabilities	795,502	809,984	14,482
Retained earnings	345,672	333,057	(12,615)
Total Quest Software Inc. stockholders’ equity	867,200	854,585	(12,615)
Total equity	880,149	867,534	(12,615)
Total liabilities and equity	1,697,651	1,699,518	1,867

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Corrected Consolidated Income Statement:

	Three Months Ended March 31, 2011
	As Previously Reported	As Corrected	Increase/ (Decrease)
Other income, net	$1,269	$1,156	$(113)
Income before income tax provision	6,635	6,522	(113)
Income tax provision	3,006	3,151	145
Net income	3,629	3,371	(258)
Net income attributable to Quest Software, Inc.	3,629	3,371	(258)
Net income per share:
Basic	$0.04	$0.04	$—
Diluted	$0.04	$0.04	$—

Corrected Consolidated Statement of Cash Flows:

	Three Months Ended March 31, 2011
	As Adjusted (1)	As Corrected	Increase/ (Decrease)
Net income	$3,629	$3,371	$(258)
Unrealized foreign currency gains, net	(3,459)	(3,346)	113
Changes in operating assets and liabilities:
Deferred income taxes	(142)	(221)	(79)
Income taxes payable	(916)	(692)	224

Net cash provided by operating activities	69,644	69,644	$—

(1)	Refer to the above section “Impact of Change in Consolidated Statement of Cash Flows Presentation to Prior Periods”.

On April 27, 2012, Quest Software Pty. Ltd., filed a voluntary disclosure request with the Australian Tax Office (“ATO”) and paid all outstanding taxes due for all impacted tax years which amounted to $6.5 million. Further discussions with the ATO will focus on negotiating interest and penalty amounts to be remitted as a result of the understated taxes.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amendments to its accounting guidance on fair value measurement. The amendments provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The amendments change certain fair value measurement principles and enhance the disclosure requirements about fair value measurements. This guidance is effective during interim and annual periods beginning after December 15, 2011 and should be applied prospectively. There was no material impact from our adoption of this guidance to our consolidated financial statements.

In June 2011, the FASB issued amendments to its accounting guidance on comprehensive income. The amendments require an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments eliminate the option to present the components of other comprehensive income as part of the statement of equity. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We have presented separate consolidated statements of comprehensive income consecutively after the consolidated income statements upon adoption of this guidance. In December 2011, the FASB issued amendments to defer the presentation on the face of the financial statements the reclassification adjustments out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

In September 2011, the FASB issued amendments to its accounting guidance on testing goodwill for impairment. The amendments allow entities to use a qualitative approach to test goodwill for impairment. This permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that it is more likely than not that the fair value of a reporting unit is less than its carrying value, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. There was no impact from our adoption of this guidance to our consolidated financial statements.

In December 2011, the FASB issued amendments to disclosures about offsetting assets and liabilities. The amendments require the disclosure of both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures required by the amendments should be provided retrospectively for all comparative periods presented. We do not anticipate any impact from our adoption of this guidance to our consolidated financial statements as these amendments only refer to enhanced disclosures.

NOTE 3 — ACQUISITIONS

2012 Acquisitions

During the quarter ended March 31, 2012, we completed an acquisition that has been accounted for as business combination. The purchase price for this transaction was approximately $6 million. The preliminary allocation of purchase price was primarily to goodwill and other intangible assets for $2.7 million and $3.8 million, respectively. The preliminary allocation of purchase price was based upon valuation information and estimates and assumptions available at the time of filing. Our estimates and assumptions are subject to change and preliminary valuations are often finalized after a reporting period. The areas of the purchase price allocation that are still not finalized and are subject to change within the measurement period relate to the valuation of certain intangible assets, income taxes and the resulting goodwill.

Actual results of operations of this acquisition are included in our condensed consolidated financial statements from the effective date of the acquisition. This acquisition is not material, and therefore supplemental pro forma information is not presented for the quarters ended March 31, 2012 and 2011.

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

This acquisition is not material, and therefore supplemental pro forma information is not presented for the quarter ended March 31, 2011.

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

Reportable segment data for the three months ended March 31, 2012 and 2011 is as follows (in thousands):

	Licenses	Maintenance Services	Professional Services	Total
Three months ended March 31, 2012:
Revenues	$69,983	$126,820	$15,393	$212,196
Cost of revenues	9,851	11,820	12,182	33,853

Gross profit	$60,132	$115,000	$3,211	$178,343

Three months ended March 31, 2011:
Revenues	$66,735	$108,066	$13,356	$188,157
Cost of revenues	6,434	10,011	10,954	27,399

Gross profit	$60,301	$98,055	$2,402	$160,758

Revenues are attributed to geographic areas based on the location of the Quest entity from which the products or services were invoiced. Revenues and long-lived assets concerning principal geographic areas in which we operate are as follows (in thousands):

	United States	Ireland	Other International (2)	Total
Three months ended/As of March 31, 2012:
Revenues	$123,971	$39,739	$48,486	$212,196
Long-lived assets (1)	122,580	17,506	14,693	154,779
Three months ended/As of March 31, 2011:
Revenues	$112,747	$30,964	$44,446	$188,157
Long-lived assets (1)	103,637	263	14,112	118,012

(1)	Includes property and equipment, net and other assets
(2)	No single location within Other International accounts for greater than 10% of total revenues

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 5 — CASH AND CASH EQUIVALENTS AND INVESTMENTS

The following table summarizes our cash and cash equivalents and investments by balance sheet classification at the dates indicated (in thousands):

	March 31, 2012		December 31, 2011
	Amortized Cost	Fair Value (1)	Amortized Cost	Fair Value (1)
Cash and cash equivalents	$220,006	$220,006	$192,165	$192,165
Short-term investments	43,115	43,194	36,688	36,774
Long-term investments	19,014	19,166	24,964	24,832

Total cash and cash equivalents and investments	$282,135	$282,366	$253,817	$253,771

(1)	See Note 16 – Fair Value Measurements for details regarding fair value measurements.

The following table summarizes our investments by investment category at the dates indicated (in thousands):

	March 31, 2012
Investment category:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
US treasury securities	$9,496	$—	$(1)	$9,495
US agency securities	3,515	17	—	3,532
Corporate notes/bonds	47,397	231	(16)	47,612
Certificates/term deposits	1,721	—	—	1,721

Total investments	$62,129	$248	$(17)	$62,360

	December 31, 2011
Investment category:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
US treasury securities	$6,920	$1	$—	$6,921
US agency securities	5,526	25	—	5,551
Corporate notes/bonds	47,600	124	(196)	47,528
Certificates/term deposits	1,606	—	—	1,606

Total investments	$61,652	$150	$(196)	$61,606

The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at March 31, 2012 were approximately 5 months and 21 months, respectively.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 6 — PROPERTY AND EQUIPMENT, NET

Net property and equipment consisted of the following (in thousands):

	March 31	December 31
	2012	2011
Building	$39,273	$39,297
Furniture and fixtures	17,324	17,249
Machinery and equipment	9,425	9,163
Computer equipment	65,180	65,331
Computer software	52,648	51,541
Leasehold improvements	18,765	18,615
Land	16,317	16,317
Construction in progress – building	10,458	6,427

	229,390	223,940
Less accumulated depreciation and amortization	(131,853)	(129,338)

Property and equipment, net	$97,537	$94,602

Total depreciation and amortization expense related to property and equipment was $3.7 million and $3.9 million for the three months ended March 31, 2012 and 2011, respectively.

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS, NET

The changes in the carrying amount of goodwill by reportable operating segment (refer to Note 4 – Geographic and Segment Reporting for discussion of our reportable operating segments) for the three months ended March 31, 2012 are as follows (in thousands):

	Licenses	Maintenance Services	Professional Services	Total
Balance as of December 31, 2011	$542,243	$307,881	$8,320	$858,444
Acquisitions	—	3,817	—	3,817
Adjustments	(59)	(94)	(5)	(158)

Balance as of March 31, 2012	$542,184	$311,604	$8,315	$862,103

Intangible assets, net are comprised of the following (in thousands):

	March 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net	Gross Carrying Amount	Accumulated Amortization and Impairments	Net
Acquired technology and IPR&D (1)	$247,654	$(165,042)	$82,612	$244,680	$(157,944)	$86,736
Customer relationships	124,018	(75,126)	48,892	122,918	(67,193)	55,725
Non-compete agreements	15,268	(14,058)	1,210	15,068	(13,896)	1,172
Trademarks and trade names (2)	19,596	(13,043)	6,553	19,596	(12,843)	6,753

	$406,536	$(267,269)	$139,267	$402,262	$(251,876)	$150,386

(1)	IPR&D projects were identified and valued related to our acquisitions. These projects are continually assessed for impairment. Upon completion, these projects will be amortized over their estimated useful life.
(2)	Trademarks and trade names include $0.8 million in trade names related to our acquisition of PacketTrap that have an indefinite useful life, and as such are not being amortized.

During the first quarter of 2012, customer relationships of $3.4 million related to ChangeBase became impaired. The impairment loss of $3.4 million was recorded in Amortization of other purchased intangible assets in our condensed consolidated income statements.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Amortization expense for intangible assets was $12.0 million and $8.6 million for the three months ended March 31, 2012 and 2011, respectively.

Estimated annual amortization expense related to amortizing intangible assets reflected on our March 31, 2012 condensed consolidated balance sheet is as follows (in thousands):

Estimated Annual Amortization Expense
2012 (remaining 3 quarters)	$31,116
2013	29,872
2014	27,295
2015	18,691
2016 and thereafter	31,493

Total accumulated amortization	$138,467

NOTE 8 — COST METHOD INVESTMENTS

Our investments in early stage private companies are accounted for under the cost method given that we do not have the ability to exercise significant influence over these companies. The fair value of our cost method investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. We determined that it is not practicable to estimate the fair value of our cost method investments since these investments were made in privately-held companies that are not subject to the same disclosure regulations as U.S. public companies, and, as such, the basis for an estimated fair value is subject to the completeness, quality, timing and accuracy of data received from these private companies. Our cost method investments are carried at $48.2 million and $46.1 million as part of Other assets in our condensed consolidated balance sheets at March 31, 2012 and December 31, 2011, respectively.

NOTE 9 — LOANS PAYABLE

In February 2011, our line of credit agreement with Wells Fargo Capital Finance, LLC (formerly known as Wells Fargo Foothill, LLC), as arranger, administrative agent and lender, was amended and renewed for a subsequent five-year term (the “Amended Credit Agreement”). The Amended Credit Agreement allows for cash borrowings and letters of credit under a secured revolving credit facility of up to a maximum of $100.0 million. Interest will accrue based on a floating rate based on, at the Company’s election, (i) LIBOR (subject to reserve requirements) or (ii) the greater of (a) the Federal Funds Rate plus  1/2% or (b) Wells Fargo’s prime rate, in each case, plus an applicable margin of 1.5% as of March 31, 2012. The Amended Credit Agreement includes limitations on the Company’s ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividend payments, and dispose of assets. The Amended Credit Agreement is secured by substantially all of the Company’s assets, subject to certain exceptions. Fees associated with this amended line of credit were approximately $0.5 million and will be amortized over the life of the credit agreement as interest expense. As of March 31, 2012, we have a $71 million balance outstanding under this line of credit recorded as current loans payable in our consolidated balance sheets.

In August 2009, we entered into a loan agreement with Mutual of Omaha Bank whereby we borrowed an aggregate principal amount of $34 million. The loan is secured by our real property at our headquarters in Aliso Viejo, California. We have used the proceeds from the loan for working capital and other general corporate purposes. The loan matures in five years, during which time we will make equal monthly principal and interest payments at a 7.03% interest rate on a fixed rate, 25-year amortization schedule. Events of default include, among other things, payment defaults, breaches of covenants and bankruptcy events. In the case of a continuing event of default, the lender may, among other things, accelerate the payment of any unpaid principal and interest amounts, increase the then-current interest rate by 5% and foreclose on the real estate collateral. As of March 31, 2012, we have a $32.6 million balance outstanding with $0.6 million recorded as current and $32.0 million recorded as long-term portion of loans payable in our consolidated balance sheets.

We were in compliance with all debt-related covenants as of March 31, 2012.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 10 — OTHER (EXPENSE) INCOME, NET

Other (expense) income, net consists of the following (in thousands):

	Three Months Ended March 31
	2012	2011
Interest income	$525	$537
Interest expense	(1,131)	(980)
Foreign currency gains, net (1)	1,557	3,103
Foreign currency contracts losses, net (2)	(1,743)	(1,613)
Other (expense) income	(82)	109

Total other (expense) income, net	$(874)	$1,156

(1)	Our foreign currency gains, net are predominantly attributable to the re-measurement gains or losses on our net balances of monetary assets and liabilities in our foreign subsidiaries which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar. The foreign currency re-measurement adjustments to these balance sheet items are calculated by comparing the currency spot rates at the end of a month to the spot rates at the end of the previous month.
(2)	Relates to changes in fair value of our forward foreign currency contracts not designated as hedging instruments. See Note 15 — Derivative Instruments for further details.

NOTE 11 — INCOME TAX PROVISION

During the three months ended March 31, 2012, the provision for income taxes decreased to $1.8 million from $3.2 million compared to the same period in 2011. The effective income tax rate for the three months ended March 31, 2012 and 2011 was approximately 40.6% and 48.3%, respectively. The change in the provision for income taxes and the effective income tax rate is primarily a result of the decrease in the consolidated pre-tax book income and the taxes computed based on a lower ratio of year-to-date foreign losses as compared to the overall consolidated pre-tax book income for which no benefit could be taken and partially offset by discrete items impacting the quarter ended March 31, 2012. Discrete items included an increase in the income tax provision related to the establishment of a valuation allowance against certain Luxembourg deferred tax assets.

NOTE 12 — NET INCOME PER SHARE ATTRIBUTABLE TO QUEST SOFTWARE INC. STOCKHOLDERS

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

The table below sets forth the reconciliation of the denominator of the net income per share attributable to Quest Software, Inc. stockholders (in thousands):

	Three Months Ended March 31
	2012	2011
Shares used in computing basic net income per share	83,424	92,303
Dilutive effect of stock options and restricted stock units (1)	1,678	2,809

Shares used in computing diluted net income per share	85,102	95,112

(1)	Options to purchase 4.9 million and 1.3 million shares of common stock were outstanding during the three months ended March 31, 2012 and 2011, respectively, but were not included in the computation of diluted net income per share as inclusion would have been anti-dilutive.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 13 — NONCONTROLLING INTEREST

In October 2011, we acquired a 60 percent voting equity interest in Smarsh, Inc., a privately-held company. The minority shareholder who holds the remaining 40 percent noncontrolling interest was granted the right to require us to purchase half of the 40 percent noncontrolling interest from the first anniversary until the fifth anniversary of the acquisition date. The maximum redemption value payable by us in that case would be $22 million. The put right is embedded in the shares owned by the minority shareholder and is not freestanding. This 20 percent noncontrolling interest is accounted for as redeemable noncontrolling interest because redemption is outside our control. As such, the redeemable noncontrolling interest is reported in the mezzanine section as temporary equity in our consolidated balance sheets. The remaining 20 percent noncontrolling interest is presented within total equity in our consolidated balance sheets. Noncontrolling interest that is redeemable at other than fair value is recorded at the higher of its carrying amount or redemption value as if the end of the reporting period was the redemption date. As of March 31, 2012, the carrying amount of the redeemable noncontrolling interest was increased to the redemption value of $22 million. The increase of $0.1 million during the quarter ended March 31, 2012 was recorded in net loss attributable to noncontrolling interest, thereby directly affecting net income attributable to Quest Software, Inc. Net income per share is calculated based on net income attributable to Quest Software, Inc. stockholders.

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

The 2008 Plan provides for the discretionary grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, and other forms of equity compensation (collectively, the “stock awards”). The number of shares of Common Stock available for issuance under the 2008 Plan is 19.3 million as of March 31, 2012. The number of shares of Common Stock reserved for issuance under the 2008 Plan will be reduced by 1 share for each share of Common Stock issued under the 2008 Plan pursuant to a stock option and by 1.94 shares for each share of Common Stock issued under the 2008 Plan pursuant to a restricted stock award, restricted stock unit award, or other stock award. As of March 31, 2012, there were 4.8 million shares available for grant under the 2008 Plan.

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

We used the following weighted-average assumptions for option awards granted during the three months ended March 31, 2012:

	Three Months Ended March 31
	2012	2011
Expected volatility	36%	34%
Expected term (in years)	5.7	5.7
Risk-free interest rate	1.0%	2.1%
Expected dividend yield	None	None

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

A summary of the activity of employee stock options during the three months ended March 31, 2012, and details regarding the options outstanding and exercisable at March 31, 2012, are provided below:

	Number of Shares (in thousands)	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2011	15,779	$17.26
Granted	133	$19.36
Exercised	(863)	$17.27
Canceled/forfeited/expired	(427)	$18.25

Outstanding at March 31, 2012	14,622	$17.24	7.22	$93,754

Vested or expected to vest at March 31, 2012	13,502	$17.19	7.07	$87,229

Exercisable at March 31, 2012	5,989	$15.42	5.00	$48,501

(1)	These amounts represent the difference between the exercise price and $23.27, the closing price of Quest Software, Inc. stock on March 31, 2012 as reported on the NASDAQ National Market, for all options outstanding that have an exercise price currently below the closing price.

The weighted-average fair value of options granted during the three months ended March 31, 2012 and 2011 was $6.75 and $9.22, respectively. The total intrinsic value of options exercised was $5.1 million and $6.6 million for the three months ended March 31, 2012 and 2011, respectively. The total fair value of options vested during the three months ended March 31, 2012 and 2011 was $12.6 million and $11.3 million, respectively.

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

A summary of our RSU awards activity during the three months ended March 31, 2012 is provided below:

	Number of Shares	Weighted-Average Grant Date Fair Value (per share)
Nonvested at January 1, 2012	236,331	$15.88
Granted	—	$—
Vested	(86,524)	$14.66
Forfeited	(9,623)	$15.91

Nonvested at March 31, 2012(1)	140,184	$16.63

(1)	132,135 of these shares are expected to vest.

The total fair value of RSU awards vested during the three months ended March 31, 2012 and 2011 was $1.3 million and $2.7 million, respectively.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Stock-Based Compensation Expense

The following table presents the income statement classification of all stock-based compensation expense for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31
	2012	2011
Cost of services	$232	$316
Sales and marketing	1,728	2,109
Research and development	1,497	2,152
General and administrative	2,628	2,836

Total stock-based compensation	6,083	7,413
Tax benefit associated with stock-based compensation expense (1)	2,385	2,869

Reduction of net income	$3,698	$4,544

(1)	The recognized tax benefit related to stock-based compensation expense was estimated to be 39.2% and 38.7% for the quarter ended March 31, 2012 and 2011, respectively. This approximates the blended Federal and State statutory tax rate after the benefit for state taxes.

As of March 31, 2012, total unrecognized stock-based compensation cost related to unvested stock option awards was $46.9 million, which is expected to be recognized over a weighted-average period of 4.1 years and total unrecognized stock-based compensation cost related to unvested RSU awards was $2.0 million, which is expected to be recognized over a weighted-average period of 0.8 years.

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

We have a cash flow hedging program primarily focused on reducing volatility in our forecasted research and development cash expenses and license revenues, some of which are denominated in non-U.S. Dollar currencies. Under this program, we use derivatives in the form of forward foreign currency contracts and foreign currency option contracts to hedge certain forecasted transactions. These derivatives, with durations ranging from less than one month to nine months, are designated as hedging instruments and qualify for hedge accounting. Accordingly, these outstanding designated derivatives are recognized in the consolidated balance sheets at fair value. Changes in value that are highly effective are recognized in Accumulated other comprehensive income (“AOCI”) in the consolidated balance sheets, until the hedged item is recognized in the income statement. Any ineffective portion of a derivative’s change in fair value is recorded in Other (expense) income, net, in the consolidated income statements. There was no material ineffectiveness in our cash flow hedging program for the three months ended March 31, 2012.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

We had the following notional amounts for our foreign currency contracts included in our consolidated balance sheets (in U.S. Dollars in thousands):

Currency	March 31 2012	December 31 2011

Derivatives designated as hedging instruments
Australian Dollar	$2,642	$4,078
Canadian Dollar	8,415	14,158
Chinese Yuan	1,747	2,777
Israeli Shekel	2,370	3,773
Russian Ruble	5,012	8,433
Euro	3,194	—

Total	$23,380	$33,219

Derivatives not designated as hedging instruments
Danish Krone	$1,255	$891
Norwegian Krone	1,774	1,073
Swedish Krona	1,359	446
Euro	33,303	40,397
Australian Dollar	8,539	8,138
South Korean Won	2,217	2,193
Brazil Real	3,988	3,826
Japanese Yen	3,689	6,439
British Pound	6,355	7,950

Total	$62,479	$71,353

Fair Value of Derivative Instruments

The following table provides the fair value of our foreign currency contracts included in our consolidated balance sheets (in thousands):

	Derivative Assets				Derivative Liabilities
	March 31, 2012		December 31, 2011		March 31, 2012		December 31, 2011
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)

Foreign currency contracts	Prepaid expenses and other current assets	$914	Prepaid expenses and other current assets	$351	Other accrued expenses	$168	Other accrued expenses	$237

	Derivative Assets				Derivative Liabilities
	March 31, 2012		December 31, 2011		March 31, 2012		December 31, 2011
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)

Foreign currency contracts	Prepaid expenses and other current assets	$478	Prepaid expenses and other current assets	$2,512	Other accrued expenses	$68	Other accrued expenses	$63

(1)	Please refer to Note 16 – Fair Value Measurements for additional details.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The Effect of Derivative Instruments on Financial Performance

The following tables provide the effect that derivative instruments had on our AOCI and results of operations (in thousands):

	Three Months Ended March 31
Derivatives designated as hedging instruments	Amount of gain (loss) recognized in AOCI (effective portion)		Location of (loss) gain reclassified from accumulated AOCI into income statement (effective portion)	Amount of (loss) gain reclassified from accumulated AOCI (effective portion)
	2012	2011		2012	2011
Foreign currency contracts	$709	$(407)	Revenues	$(118)	$(1,030)
			Operating expenses	$340	$500

	Three Months Ended March 31
Derivatives not designated as hedging instruments	Location of gain (loss) recognized on derivative instruments	Amount of gain (loss) recognized on derivative instruments
		2012	2011
Foreign currency contracts	Other (expense) income, net	$(1,743)	$(1,613)

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

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table represents our fair value hierarchy and the valuation techniques used for financial assets and financial liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2012
	Total	Level 1	Level 2	Level 3	Valuation Techniques
Assets:
Money market funds	$104,249	$104,249	$—	$—	(a	)
U.S. treasury securities	9,496	9,496	—	—	(a	)
U.S. agency securities	3,532	3,532	—	—	(a	)
Corporate notes/bonds	47,612	—	47,612	—	(a	)
Certificates/term deposits	3,042	—	3,042	—	(a	)
Derivative assets (1)	1,392	—	1,392	—	(a	)

Total	$169,323	$117,277	$52,046	$—

Liabilities:
Derivative liabilities (1)	$236	$—	$236	$—	(a	)
Contingent consideration	2,755	—	—	2,755	(b	)

Total	$2,991	$—	$236	$2,755

	December 31, 2011
	Total	Level 1	Level 2	Level 3	Valuation Techniques
Assets:
Money market funds	$65,811	$65,811	$—	$—	(a	)
U.S. treasury securities	6,921	3,499	3,422	—	(a	)
U.S. agency securities	5,551	3,545	2,006	—	(a	)
Corporate notes/bonds	47,528	—	47,528	—	(a	)
Certificates/term deposits	2,922	—	2,922	—	(a	)
Derivative assets (1)	2,863	—	2,863	—	(a	)

Total	$131,596	$72,855	$58,741	$—

Liabilities:
Derivative liabilities (1)	$300	$—	$300	$—	(a	)
Contingent consideration	3,782	—	—	3,782	(b	)

Total	$4,082	$—	$300	$3,782

(1)	See Note 15 – Derivative Instruments for details.

We classify our investments in U.S. Treasury and U.S. Agency securities using a market approach based on the quoted market prices of identical or similar instruments. A determination of the fair value classification of U.S. Treasury and U.S. Agency securities will be made on a case by case basis based on recent buy or sell activity. As of March 31, 2012, the fair values of our U.S. Treasury and U.S. Agency securities are based on unadjusted market prices in active markets and are classified as Level 1 of the fair value hierarchy.

We determine the amount of transfers between Levels 1 and 2 or transfers into or out of Level 3 by using the end-of-period fair value. We had no transfers among the fair value hierarchy during the three months ended March 31, 2012.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table presents our liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31
	2012	2011
Total, beginning of the period	$3,782	$8,515
Contingent consideration	—	3,300
Change in fair value of contingent consideration	(27)	—
Payment of contingent consideration	(1,000)	(2,088)

Total, end of the period	$2,755	$9,727

We enter into earn-out agreements with the shareholders of certain companies we acquire. The earn-out contingent payments are typically determined based on achieving certain sales or revenue targets over a specified period after the acquisition date. This also includes contingent consideration relating to our purchase of intellectual property whereby the former owner has the opportunity to earn an additional amount contingent upon achievement of certain technology milestones. The fair value of the contingent consideration was determined using the income approach based on our expectations of achieving the sales and revenue targets and technology milestones which are significant inputs that are not observable in the market and thus represents Level 3 inputs under the fair value hierarchy. A key assumption used in determining the contingent payment obligation for those earn out contingencies tied to sales or revenue targets is a discount rate consistent with our estimated pre-tax cost of debt. We do not expect that a change in the discount rate will result in a significantly higher or lower fair value measurement.

Other Financial Assets and Liabilities

The carrying amounts of our other financial assets and liabilities including accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the relatively short period of time between their origination and their expected realization.

The book value and fair value of our current and long-term portion of loans payable as of March 31, 2012 are as follows (in thousands):

	Book Value	Fair Value (1)
Current portion of loans payable	$71,614	$71,614
Long-term portion of loans payable	32,528	32,528

	$104,142	$104,142

(1)	Estimated fair value of long-term debt is measured using the income approach. This fair value measurement is based on similar grade US Treasury security re-priced at March 31, 2012 plus contractual spread and thus represents Level 2 inputs under the fair value hierarchy.

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

On August 31, 2010, we filed a petition with the United States Patent and Trademark Office alleging that Centrify’s ‘005 Patent is invalid and requesting the United States Patent and Trademark Office to commence an inter partes reexamination of the patentability of Centrify’s ‘005 Patent. On November 15, 2010, the United States Patent and Trademark Office granted our petition for inter partes reexamination of the patentability of Centrify’s ‘005 Patent and issued a first office action rejecting all claims of Centrify’s ‘005 Patent. On January 18, 2011, Centrify filed a response to the United States Patent and Trademark Office’s first office action. On October 19, 2011, the United States Patent and Trademark Office issued an Action Closing Prosecution, rejecting all claims of Centrify’s ‘005 Patent. On November 21, 2011, Centrify filed comments after the Action Closing Prosecution. On December 20, 2011, Quest filed a response to Centrify’s comments. On January 24, 2012, the United States Patent and Trademark Office issued a Right of Appeal Notice. On April 17, 2012, Centrify filed its appeal brief.

On September 30, 2010, Centrify filed a petition with the United States Patent and Trademark Office alleging that our ‘501 Patent is invalid and requesting the United States Patent and Trademark Office to commence an inter partes reexamination of the patentability of our ‘501 Patent. On November 30, 2010, the United States Patent and Trademark Office granted Centrify’s petition for inter partes reexamination of the patentability of our ‘501 Patent. On January 21, 2011, the United States Patent and Trademark Office issued a first office action rejecting all claims of our ‘501 Patent. Our response to the United States Patent and Trademark Office was filed on March 21, 2011. On October 20, 2011, the United States Patent and Trademark Office issued an Action Closing Prosecution, rejecting all claims of our ‘501 patent. On December 16, 2011, the United States Patent and Trademark Office issued a Right of Appeal Notice. On January 16, 2012 we filed a Notice of Appeal. On March 15, 2012, we filed our appeal brief. We believe that our ‘501 patent is valid and enforceable and intend to vigorously defend the patentability of the ‘501 Patent.

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

Merger Litigation. Following the March 9, 2012 announcement that the Company had entered into the Merger Agreement, purported stockholder class actions were filed in the Superior Court of California, County of Orange (the “California Actions”) and the Court of Chancery of the State of Delaware (the “Delaware Actions”). In each case, the plaintiff alleges that members of our Board of Directors breached their fiduciary duties to Quest’s stockholders in connection with the proposed Merger and that Quest and the Insight Entities aided and abetted the directors’ breaches of fiduciary duties. The complaints claim that the proposed Merger involves an unfair price, an inadequate sales process, and unreasonable deal protection devices. Following the April 12, 2012 filing of a preliminary proxy statement on Schedule 14A (the “Proxy Statement”) related to the proposed Merger, certain plaintiffs added claims that the Company’s disclosures regarding the proposed Merger in the Proxy Statement were inadequate.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

In the Delaware Actions, on April 2, April 12, April 17, and April 19, 2012, plaintiffs moved for expedited proceedings and filed competing motions to consolidate the Delaware Actions and for appointment of lead counsel. Defendants opposed expedited proceedings as premature, but did not take a position with regard to the competing motions for consolidation and appointment of lead counsel. On April 25, 2012, the Chancery Court consolidated the Delaware Actions into a single action captioned, In re Quest Software, Inc. Shareholders Litigation, Consol. C.A. No. 7357-VCG, but declined to grant expedited discovery. A further status conference occurred on May 9, 2012.

In the California Actions, on April 2 and April 18, 2012, respectively, plaintiffs filed a motion for consolidation and appointment of co-lead counsel and a motion for limited expedited discovery. On April 20, 2012, Defendants filed a motion to stay the California Actions in favor of the Delaware Actions. Defendants did not oppose plaintiffs’ motion for consolidation, and on May 3, 2012, the Court consolidated the California Actions into a single action captioned In re Quest Software, Inc. Shareholder Litigation, Lead Case No. 30-2012-00552957-CU-BT-CXC. Defendants’ motion to stay and Plaintiffs’ motion for limited expedited discovery are scheduled for hearings on May 17 and May 24, 2012, respectively.

Although we cannot know or predict with certainty the outcome of any claim or proceeding or the effect such outcomes may have on us, we believe that any liability resulting from the resolution of any of these matters, individually, or in the aggregate, to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on our financial position, results of operations or liquidity.

General. The Company and its subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business. The foregoing discussion includes material developments that occurred during the quarter ended March 31, 2012 or thereafter in our material legal proceedings.

Redeemable Noncontrolling Interest. In connection with our acquisition of a 60 percent voting equity interest in Smarsh, Inc. in October 2011, the minority shareholder who holds the remaining 40 percent noncontrolling interest was granted the right to require us to purchase half of the 40 percent noncontrolling interest from the first anniversary until the fifth anniversary of the acquisition date. The maximum redemption value payable by us in that case would be $22 million. This 20 percent noncontrolling interest is accounted for as redeemable noncontrolling interest because redemption is outside our control. As such, the redeemable noncontrolling interest is reported in the mezzanine section in our consolidated balance sheets as temporary equity. As of March 31, 2012, the carrying amount of the redeemable noncontrolling interest was increased to the redemption value of $22 million.

Construction of Building. We entered into development agreement for facilities to house our Business Operations and Advanced Technology Center in Cork, Ireland. As of March 31, 2012, we incurred $5.2 million for the land and $10.5 million for the construction of the building. Under the development agreement, we expect to incur approximately $14 million of capital expenditures to complete the construction of the building.

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

Numerous important factors, risks and uncertainties affect our operations and could cause actual results to differ materially from those expressed or implied by these or any other forward-looking statements made by us or on our behalf. Readers are urged to carefully review and consider the various disclosures made in this Report, including those described under Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2011, under Part II, Item 1A, Risk Factors of this Report, and in other filings with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business, which are available on the SEC’s website at www.sec.gov. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management’s opinions only as of the date thereof. We do not assume any obligation to revise or update forward-looking statements. Finally, our historic results should not be viewed as indicative of future performance.

We have trademarks and registered trademarks in the United States and other countries, including Quest, Quest Software, the Quest Software logo, Simplicity at Work, AccessManager, Active Administrator, ActiveDL, ActiveEntry, ActiveGroups, ActiveRoles, Akonix, Asempra, BakBone, Benchmark Factory, Big Brother, Box & Wave design, BridgeAccess, BridgeAutoEscalate, BridgeSearch, BridgeTrak, ChangeAuditor, ChangeBase, Data Replicator, DataFactory, Defender, DeployDirector, Desktop Authority, Directory Analyzer, Directory Script, DS Analyzer, DS Expert, DS Proxy, Enterprise Security Explorer, ERDisk, FastLane, File System Auditor, FlashRestore, Foglight, GPOADmin, Help Desk Authority, I/Watch, InLook, InstantAssist, IntelliProfile, InTrust, iToken, JClass, JProbe, Kemma Software, KL Group and Design, Knowledge Xpert, Linked Structures design, LiteSpeed, LiveReorg, LogADmin, Mail Center, MessageStats, MultSess, NBSpool, NetBase, NetPro, NetVault, NetVault FastRecover, NetVault: TotalOps, NetVault SmartDisk; PacketTrap, PassGo, Patch Authority, PerformaSure, Point, Click, Done!, PowerGUI, Privilege Authority, QDesigner and design, Quest Central, Quest Distributed Monkey Engine, Quest vWorkspace Ready and design, RemoteScan, ReportADmin, RestoreADmin, ScriptLogic, Secure Copy, SecureWithin, Security Explorer, Security Lifecycle Map, SelectDL, SelfServiceADmin, SharePlex, Sitraka, Sitraka and droplet design, Spotlight, SQL Navigator, SQL Turbo, SQL Watch, SQLab Xpert, Stat, StealthCollect, Symlabs, Tag and Follow, TimeTrace, Toad, Toad (logo), T.O.A.D., Toad World, VaultDR, vConverter, vEcoShell, vFoglight, Vintela, Vizioncore, vKernel, Volcker Informatik AG, vRanger, vSpotlight, vToad, vWorkspace, WebDefender, Webthority, and XRT. Other trademarks and registered trademarks are the property of their respective owners.

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

Pending Proposed Merger Transaction

On March 8, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Expedition Holding Company, Inc., a Delaware corporation (“Parent”), and Expedition Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent, pursuant to which Parent will acquire, subject to certain exceptions, all of the outstanding shares of the Company’s common stock for a purchase price of $23.00 per share in cash. Parent and Merger Sub are beneficially owned by funds affiliated with Insight Venture Management, LLC, a Delaware limited liability company (“Insight”).

For terms of the Merger Agreement, including circumstances under which the Merger Agreement can be terminated and the ramifications of such a termination, as well as other terms and conditions, refer to the Merger Agreement filed as Exhibit 2.1 to our Current Report on Form 8-K with the Securities and Exchange Commission on March 9, 2012.

The Company’s Board of Directors, acting upon the unanimous recommendation of a special committee of the Board of Directors comprised solely of independent and disinterested directors (the “Special Committee”), approved and adopted the Merger Agreement and has recommended that the Company’s stockholders vote to approve the Merger Agreement. The Special Committee negotiated the terms of the Merger Agreement with the assistance of legal and financial advisors to the Special Committee.

The merger is currently expected to close in the third quarter of this year, and is subject to customary closing conditions as well as approval and adoption of the Merger Agreement by the Company’s stockholders (including approval by a majority of the outstanding unaffiliated shares of common stock, which excludes any shares of common stock held by Parent, Merger Sub and Vincent Smith, President, Chief Executive Officer and Chairman of the Board, and certain related trusts). If completed, the merger will result in the Company becoming a privately-held company, and its shares of common stock will no longer be listed on any public market. No assurance can be given that the merger will be completed.

On April 12, 2012, the Company filed a Preliminary Proxy Statement (“Preliminary Merger Proxy”) together with a Schedule 13E-3 with the Securities Exchange Commission (“SEC”) indicating its intention to call a special meeting of its stockholders at a still to be specified date to vote on the Merger Agreement for the Company to go private.

Quarterly Update

As discussed in more detail throughout our MD&A, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, we delivered the following financial performance:

•	Total revenues increased by $24.0 million, or 12.8%, to $212.2 million.

•	Total expenses increased by $24.1 million, or 13.2%, to $206.9 million.

•	Income from operations decreased by $0.1 million, or 2.1%, to $5.3 million.

•	Diluted earnings per share decreased by $0.01, or 25%, to $0.03.

The comparison of our operating results in the first quarter of 2012 against the same period in 2011 is impacted by our acquisitions. We have acquired seven private companies after the first quarter of 2011. In our discussion of changes in our results of operations, we quantify the contribution of these acquisitions.

For the first quarter of 2012 total revenues increased by 12.8% compared to the same period in 2011. Our Americas sales region, which includes United States, Canada and Latin America, contributed 61.3% of total revenues, and the rest of the world, comprised of our Asia Pacific (“APAC”) sales region and our Europe, Middle East and Africa (“EMEA”) sales region, contributed 38.7% of total revenues, as compared to 62.3% and 37.7%, respectively, in the same period last year. All of our sales regions performed well during this quarter.

The increase in our total revenues was primarily due to increased sales of our Windows Server Management and Data Protection products and related services across all sales regions. The strength in our Windows Migration products was due to our customers’ migration to Exchange Server 2010 and Sharepoint 2010. Our acquisitions contributed $10.2 million, or 42.5%, of the overall increase in total revenues compared to the same period in 2011. Total revenues were negatively impacted by the stronger U.S. Dollar relative to certain non-U.S. Dollar currencies. This resulted in lower U.S. dollar equivalent sales for several currencies. Since certain of our international sales are denominated in these non-U.S. Dollar currencies, the negative impact from foreign currency was $0.3 million when comparing average monthly 2012 rates to 2011.

Total expenses increased compared to the same period in 2011. Our expenses primarily consist of personnel costs, which include compensation, benefits and payroll related taxes and are a function of our worldwide headcount. Our average full-time employee headcount for the first quarter of 2012 was 3,828 as compared to 3,681 for the first quarter of 2011. Our average full-time employee headcount in locations outside of the United States was 1,921 for the first quarter of 2012 compared to 1,741 for the first quarter of 2011. The increase in our headcount compared to the first quarter of 2011 was primarily due to our acquisitions after the first quarter of 2011. These acquisitions contributed $19.9 million, or 82.4%, of the overall increase in total expenses relating to their operating costs. Our total expenses were positively impacted by the stronger U.S. Dollar relative to certain non-U.S. Dollar currencies in the first quarter of 2012, which resulted in lower U.S. Dollar equivalents for several currencies. Since certain of our international expenses are denominated in these non-U.S. Dollar currencies, our total expenses in the first quarter of 2012 decreased by approximately $0.8 million compared to the same period in 2011 as a result of the impact of foreign currency exchange rates.

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

Results of Operations

The following are as a percentage of total revenues:

	Three Months Ended March 31
	2012	2011
Revenues:
Licenses	33.0%	35.5%
Maintenance Services	59.8	57.4
Professional Services	7.2	7.1

Total revenues	100.0	100.0

Cost of revenues:
Licenses	1.4	1.0
Maintenance Services	5.6	5.3
Professional Services	5.7	5.8
Amortization of purchased technology	3.3	2.5

Total cost of revenues	16.0	14.6

Gross profit	84.0	85.4
Operating expenses:
Sales and marketing	40.4	43.4
Research and development	21.9	22.2
General and administrative	15.3	15.0
Amortization of other purchased intangible assets	3.9	2.0

Total operating expenses	81.5	82.6

Income from operations	2.5	2.8
Other (expense) income, net	(0.5)	0.7

Income before income tax provision	2.0	3.5
Income tax provision	0.8	1.7

Net income	1.2	1.8
Net loss attributable to noncontrolling interest	0.1	—

Net income attributable to Quest Software, Inc.	1.3%	1.8%

Comparison of Three Months Ended March 31, 2012 and 2011

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages):

	2012	2011	Increase/(Decrease)
			Dollars	Percentage
Revenues:
Licenses
Americas	$38,814	$37,098	$1,716	4.6%
Rest of World	31,169	29,637	1,532	5.2%

Total licenses	69,983	66,735	3,248	4.9%

Maintenance services
Americas	82,112	70,973	11,139	15.7%
Rest of World	44,708	37,093	7,615	20.5%

Total maintenance services	126,820	108,066	18,754	17.4%

Professional services
Americas	9,194	9,093	101	1.1%
Rest of World	6,199	4,263	1,936	45.4%

Total professional services	15,393	13,356	2,037	15.3%

Total revenues	$212,196	$188,157	$24,039	12.8%

Our revenues for the three months ended March 31, 2012 are comprised of 33.0% of license revenues, 59.8% of maintenance services revenues and 7.2% of professional services revenues compared to 35.5% of license revenues, 57.4% of maintenance services revenues and 7.1% of professional services revenues in the first quarter of 2011.

Licenses Revenues —We generate revenues by licensing our software products, principally on a perpetual basis. In addition to perpetual software licenses, we sell time-based software licenses (or term licenses) wherein customers pay a single fee for the right to use the software and receive maintenance for a defined period of time. Our acquisitions contributed $2.2 million of the overall increase in license revenues for the three months ended March 31, 2012.

Maintenance Services Revenues — Maintenance services revenues are derived from post-contract technical support services (“maintenance”). Maintenance revenues are generated from support and maintenance services relating to current year sales of new software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. The increase in maintenance services revenues for the three months ended March 31, 2012 compared to the same period last year was primarily due to Windows Server Management and Data Protection related maintenance services across all sales regions. Our acquisitions, including Smarsh, contributed $7.9 million of the overall increase in maintenance services revenues for the three months ended March 31, 2012, respectively.

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

Professional Services Revenues — Professional services revenues are derived from consulting and training services. The increase in professional services revenues for the three months ended March 31, 2012 compared to the same period last year was primarily due to Windows Server Management related services particularly in EMEA sales region.

Cost of Revenues

Total cost of revenues and year-over-year changes are as follows (in thousands, except for percentages):

	2012	2011	Increase (Decrease)
			Dollars	Percentage
Cost of Revenues:
Licenses	$2,883	$1,784	$1,099	61.6%
Maintenance services	11,820	10,011	1,809	18.1%
Professional services	12,182	10,954	1,228	11.2%
Amortization of purchased technology	6,968	4,650	2,318	49.8%

Total cost of revenues	$33,853	$27,399	$6,454	23.6%

Cost of Licenses — Cost of licenses primarily consists of third-party software royalties, product packaging, delivery, and personnel costs. Cost of licenses as a percentage of license revenues was 4.1% and 2.7% for the three months ended March 31, 2012 and 2011, respectively.

Cost of Maintenance Services — Cost of maintenance services primarily consists of personnel, outside consultants, facilities and systems costs used in providing maintenance services. Cost of maintenance services does not include development costs related to bug fixes and upgrades which are classified in research and development and which are not separately determinable. Cost of maintenance services as a percentage of maintenance services revenues remained flat at 9.3% for the three months ended March 31, 2012 and 2011, respectively.

Cost of Professional Services — Cost of professional services primarily consists of personnel, outside consultants, facilities and systems costs used in providing consulting and training services. Cost of professional services as a percentage of professional services revenues was 79.1% and 82.0% for the three months ended March 31, 2012 and 2011, respectively.

Amortization of Purchased Technology — Amortization of purchased technology includes amortization of the fair value of purchased technology associated with acquisitions. The increase for the three months ended March 31, 2012 compared to the same period last year was due to acquisitions completed after the first quarter of 2011.

Operating Expenses

Year-over-year changes in the principal components of our operating expenses are as follows (in thousands, except for percentages):

	2012	2011	Increase/(Decrease)
			Dollars	Percentage
Operating Expenses:
Sales and marketing	$85,962	$81,729	$4,233	5.2%
Research and development	46,375	41,723	4,652	11.1%
General and administrative	32,462	28,193	4,269	15.1%
Amortization of other purchased intangible assets	8,291	3,747	4,544	121.3%

Total operating expenses	$173,090	$155,392	$17,698	11.4%

Sales and Marketing — Sales and marketing expenses consist primarily of compensation and benefit costs for sales and marketing personnel, sales commissions, and costs of trade shows, travel and entertainment and various discretionary marketing programs. Sales and marketing expenses as a percentage of total revenues for the first quarter of 2012 were 40.5% compared to 43.4% in the first quarter of 2011. Sales and marketing expenses increased during the three months ended March 31, 2012 primarily due to an increase of $3.7 million in personnel-related costs. Our average full-time sales and marketing employee headcount for the first quarter of 2012 was 1,584 compared to 1,514 in the first quarter of 2011. Our acquisitions contributed $5.2 million of the overall increase in sales and marketing expenses during the three months ended March 31, 2012 compared to the same period in 2011.

Research and Development — Research and development expenses consist primarily of compensation and benefit costs for software developers who develop new products, fix bugs and design upgrades to existing products and at times provide engineering support for maintenance services, software product managers, quality assurance and technical documentation personnel, and payments made to outside software development consultants in connection with our ongoing efforts to enhance our core technologies and develop additional products. Research and development expenses as a percentage of total revenues were 21.9% and 22.2% for the three months ended March 31, 2012 and 2011, respectively. Research and development expenses increased during the three months ended March 31, 2012 due to an increase of approximately $4.9 million in personnel-related costs. Our average full time research and development employee headcount for the three months ended March 31, 2012 increased by 16 compared to the same period in 2011. Our acquisitions contributed $4.9 million of the overall increase in research and development expenses during the three months ended March 31, 2012 compared to the same period in 2011.

General and Administrative — General and administrative expenses consist primarily of compensation and benefit costs for our executive, finance, legal, human resources, administrative and information services personnel, and professional fees for audit, tax and legal services. General and administrative expenses as a percentage of total revenues were 15.3% and 15.0% for the three months ended March 31, 2012 and 2011, respectively. General and administrative expenses increased during the three months ended March 31, 2012 primarily due to costs related to the “go private” and proposed merger transaction. Our acquisitions contributed $1.1 million of the overall increase in general and administrative expenses during the three months ended March 31, 2012 compared to the same period in 2011.

Amortization of Other Purchased Intangible Assets — Amortization of other purchased intangible assets includes the amortization of customer lists, trademarks and trade names, non-compete agreements and maintenance contracts associated with acquisitions. The increase for the three months ended March 31, 2012 compared to the same period last year was due to acquisitions completed after the first quarter of 2011.

Other (Expense) Income, Net

Other (expense) income, net consists of the following (in thousands):

			Increase/(Decrease)
	2012	2011	Dollars	Percentage
Interest income	$525	$537	$(12)	(2.2)%
Interest expense	(1,131)	(980)	(151)	15.4%
Foreign currency gains, net	1,557	3,103	(1,546)	(49.8)%
Foreign currency contracts losses, net	(1,743)	(1,613)	(130)	8.1%
Other (expense) income	(82)	109	(191)	N/M

Total other (expense) income, net	$(874)	$1,156	$(2,030)	N/M

Other (expense) income, net includes gains and losses from foreign exchange fluctuations, interest expense on our borrowings and gains or losses on other financial assets as well as a variety of other non-operating expenses. Our foreign currency gains or losses are predominantly attributable to re-measurement gains or losses relative to the U.S. Dollar on the re-measurement of monetary assets and liabilities, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar. The largest impact to other (expense) income, net this quarter was attributed to foreign currency gains of $1.5 million compared to the same period in 2011. Our forward foreign currency contracts losses, net relate to the changes in fair value of our forward foreign currency contracts not designated as hedging instruments. Interest expense was $1.1 million and $1.0 million in the three months ended March 31, 2012 and 2011, respectively. Refer to Note 9 – Loans Payable of our Notes to Condensed Consolidated Financial Statements for additional information regarding our debt agreements.

Income Tax Provision

During the three months ended March 31, 2012, the provision for income taxes decreased to $1.8 million from $3.2 million in the comparable period in 2011. The effective income tax rate for the three months ended March 31, 2012 was approximately 40.6% compared to 48.3% for the three months ended March 31, 2011. The change in the provision for income taxes and the effective income tax rate is primarily a result of the decrease in the consolidated pre-tax book income and the taxes computed based on a lower ratio of year-to-date foreign losses as compared to the overall consolidated pre-tax book income for which no benefit could be taken and partially offset by discrete items impacting the quarter ended March 31, 2012. Discrete items included an increase in the income tax provision related to the establishment of a valuation allowance against certain Luxembourg deferred tax assets.

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

Noncontrolling Interest

In connection with our acquisition of a 60 percent voting equity interest of Smarsh, Inc. in October 2011, the minority shareholder who holds the remaining 40 percent noncontrolling interest was granted the right to require us to purchase half of the 40 percent noncontrolling interest from the first anniversary until the fifth anniversary of the acquisition date. This 20 percent noncontrolling interest is accounted for as redeemable noncontrolling interest because redemption is outside our control. As such, the 20 percent redeemable noncontrolling interest is reported in the mezzanine section as temporary equity in our consolidated balance sheets. The remaining 20 percent is presented within total equity in our consolidated balance sheets. We present the amount of consolidated net income that is attributable to Quest Software, Inc. and the noncontrolling interest in our consolidated income statements. Net income per share is calculated based on net income attributable to Quest Software, Inc. stockholders. Please refer to Note 13 – Noncontrolling Interest of our Notes to Consolidated Financial Statements for additional details.

Liquidity and Capital Resources

Cash and cash equivalents and short-term and long-term investments were approximately $282.4 million and $253.8 million as of March 31, 2012 and December 31, 2011, respectively. Of these amounts, $248.5 million and $223.0 million as of March 31, 2012 and December 31, 2011, respectively, are domiciled in locations outside of the U.S. If such funds are needed for our U.S. operations, the repatriation of cash balances from our foreign subsidiaries would result in the recognition and payment of U.S. income taxes. We do not plan to repatriate cash balances from our foreign subsidiaries to fund our operations within the U.S.

We maintain positions in certain foreign currencies which may at times create unrealized gains or losses. Unrealized foreign currency gains/losses should have been presented as an adjustment to reconcile net income to net cash provided by operating activities in our consolidated statement of cash flows in prior years. Effective during the third quarter of 2011, we presented such unrealized foreign currency gains/losses in our consolidated statement of cash flows. This change impacts our cash flow presentation and does not impact earnings or cash balances. Management has concluded that the change of presentation is not material to any periods affected. We have adjusted previously reported statement of cash flows to conform to the current year presentation (please refer to Note 1 – Organization and Basis of Presentation of our Notes to Condensed Consolidated Financial Statements for the impact to prior period).

Summarized annual cash flow information is as follows (in thousands):

	Three Months Ended
	March 31
	2012	2011
Cash provided by operating activities	$52,248	$69,644
Cash used in investing activities	(19,410)	(82,041)
Cash used in financing activities	(4,701)	(63,258)
Effect of exchange rate changes	(296)	4,537

Net increase (decrease) in cash and cash equivalents	$27,841	$(71,118)

Operating Activities

Cash provided by operating activities is primarily comprised of net income, adjusted for non-cash activities such as depreciation and amortization and compensation expenses associated with stock-based payments. These non-cash adjustments represent charges reflected in net income and, therefore, to the extent that non-cash items increase or decrease our future operating results, there will be no corresponding impact on our cash flows. After excluding the effects of these non-cash charges, the primary changes in cash flows relating to operating activities resulted from changes in operating assets and liabilities. The analyses of the changes in our operating assets and liabilities are as follows:

•

Accounts receivable, net decreased by $64.5 million to $137.1 million at March 31, 2012 compared to December 31, 2011 resulting in a decrease in operating assets and reflecting a cash inflow of $65.9 million for the three months ended March 31, 2012. Days sales outstanding (“DSO”), improved to 59 days at March 31, 2012 compared to 75 days at December 31, 2011. An improvement of this size is typical from December 31 to the following quarter, and such rate of improvement should not be expected from March 31 to the next quarter. Our daily sales decreased to $2.3 million for the quarter ended March 31, 2012 compared to $2.7 million for the quarter ended December 31, 2011. Collection of accounts receivable and related DSO could fluctuate in future periods due to the timing and amount of our revenues and their linearity and the effectiveness of our collection efforts.

•

Deferred revenue decreased to $479.2 million at March 31, 2012 from $499.8 million at December 31, 2011, resulting in a decrease in operating liabilities and reflecting a cash outflow of $20.6 million for the three months ended March 31, 2012. We typically experience a drop in deferred revenue from December 31 to the following quarter. In addition, deferred revenue decreased due to much lower acquired deferred revenue balances from acquisitions.

•

Total income taxes payable decreased by $4.0 million to $55.0 million at March 31, 2012 compared to December 31, 2011 resulting in a decrease in operating liabilities and reflecting a cash outflow of $7.7 million for the three months ended March 31, 2012. Net cash paid for income taxes for the three months ended March 31, 2012 was $8.7 million.

Investing Activities

Cash outflows from investing activities for the three months ended March 31, 2012 included approximately $7.6 million paid for acquisitions. Also, we paid $6.0 million for purchases of investment securities and $8.1 million in capital expenditures. In addition, we received $5.5 million in proceeds from the sale and maturities of our investment securities.

During the second quarter of 2011, we entered into a land contract and development agreement for facilities to house our Business Operations and Advanced Technology Center in Cork, Ireland. Under the development agreement, we will temporarily lease office space during the construction of the building. Total expected cost of the land and building is approximately $30 million. As of March 31, 2012, we incurred $5.2 million for the land and $10.5 million for the construction of the building. We anticipate moving into our new building during the fourth quarter of 2012.

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

Financing Activities

Cash flows from financing activities in the three months ended March 31, 2012 included $20.1 million paid for our loans payable and net proceeds of $14.8 million from the issuance of our common stock due to exercises of stock options.

In 2009, we entered into a two year revolving line of credit agreement for up to $100 million with Wells Fargo Foothill, LLC as the arranger, administrative agent and lender. On February 17, 2011, this line of credit agreement was amended and renewed for a subsequent five-year term with Wells Fargo Capital Finance, LLC (formerly known as Wells Fargo Foothill, LLC), as arranger, administrative agent and lender (for additional information on our loans payable, please refer to Note 9 – Loans Payable of our Notes to Condensed Consolidated Financial Statements). In October 2011, we used approximately $56 million of this line of credit to fund our acquisition of a 60% voting equity interest in Smarsh, Inc. In addition, we partly funded another acquisition in November 2011 for $35 million through this line of credit. In February 2012, we paid $20 million of the outstanding balance. As of March 31, 2012, we had an outstanding loan balance of $71 million recorded in current liabilities in our consolidated balance sheets.

In August 2009, we entered into a loan agreement with Mutual of Omaha Bank whereby we borrowed an aggregate principal amount of $34 million. The loan is secured by our real property at our headquarters in Aliso Viejo, California. We used the proceeds from the loan for working capital and other general corporate purposes. The loan matures in five years, during which time we will make equal monthly principal and interest payments at a 7.03% interest rate on a fixed rate, 25-year amortization schedule. Events of default include, among other things, payment defaults, breaches of covenants and bankruptcy events. In the case of a continuing event of default, the lender may, among other things, accelerate the payment of any unpaid principal and interest amounts, increase the then-current interest rate by 5% and foreclose on the real estate collateral. As of March 31, 2012, we had an outstanding loan balance of $0.6 million and $32.0 million recorded in current liabilities and long-term liabilities, respectively, in our condensed consolidated balance sheets.

We were in compliance with all debt-related covenants at March 31, 2012. For additional information on our loans payable, please refer to Note 9 – Loans Payable of our Notes to Condensed Consolidated Financial Statements.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to revenue recognition, asset valuations (including accounts receivable, goodwill and intangible assets), share-based compensation, income taxes and functional currencies for purpose of consolidation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets, and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of the critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments listed above are discussed further in our Annual Report on Form 10-K for the year ended December 31, 2011 under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no material changes to our critical accounting policies or estimates during the three months ended March 31, 2012.

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

Our exposure to foreign exchange risk originates both from our foreign operations net profits and losses denominated in currencies other than the U.S. Dollar, as well as our net balances of monetary assets and liabilities in our foreign subsidiaries. These exposures have the potential to produce either gains or losses depending on the directional movement of the foreign currencies versus the U.S. Dollar and our operational profile in foreign subsidiaries. Our cumulative currency gains or losses in any given period may be lessened by the economic benefits of diversification and the correlative relationships of different currencies, but there can be no assurance that this pattern will continue to be true in future periods. During the three months ended March 31, 2012, we had a negative effect of $0.3 million on total revenues and a positive effect of $0.8 million to total expenses related to foreign currency fluctuation when comparing average monthly 2012 rates to 2011. In addition, during the three months ended March 31, 2012, we had foreign currency gains of $1.6 million within Other (expense) income, net compared to $3.1 million in the comparable period in 2011.

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

The magnitude of success of our hedging activities depends upon the accuracy of our estimates of various balances and transactions denominated in non-functional currencies. To the extent our estimates are correct, gains and losses on our foreign currency contracts will be offset by corresponding losses and gains on the underlying transactions. In order to monitor the financial impact of our foreign currency hedges, we subject our hedges to a stress test. This test is intended to quantify the impact to our financial statements of an abnormal change in the foreign currency rates in which we do business. When subjected to a 10% and 20% adverse change, we estimate that the fair value of our contracts would decline by $6.5 million and $13.0 million, respectively.

We do not use forward foreign currency contracts for speculative or trading purposes. We enter into foreign currency contracts with reputable financial institutional counterparties whose financial health we monitor. To date, we have not experienced nonperformance by any of these counterparties and anticipate performance by all counterparties.

The following table summarizes the notional amounts of our outstanding foreign currency contracts at March 31, 2012 and December 31, 2011. All contracts have maturities of twelve months or less. (in U.S. Dollars in thousands):

Currency	March 31 2012	December 31 2011
Australian Dollar	$11,181	$12,216
Canadian Dollar	8,415	14,158
Chinese Yuan	1,747	2,776
Danish Krone	1,255	891
Euro	36,498	40,398
British Pound	6,354	7,950
Israeli Shekel	2,370	3,773
Brazil Real	3,988	3,826
Swedish Krona	1,359	446
Japanese Yen	3,688	6,439
South Korean Won	2,217	2,193
Norwegian Krone	1,774	1,073
Russian Ruble	5,012	8,433

Total	$85,858	$104,572

Interest Rate Risk

Our exposure to market interest-rate risk relates primarily to our investment portfolio. We traditionally do not use derivative financial instruments to hedge the market risks of our investments. We place our investments with high-quality issuers and money market funds and articulate allocation limits in our investment policy to any one issuer other than the United States government. Our investment portfolio as of March 31, 2012 consisted of money market funds, U.S. Treasuries, US agency securities, certificates of deposit and corporate bonds. Investments purchased with an original maturity of three months or less are considered to be cash equivalents. We classify our investments as available-for-sale securities. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity. Trading securities are carried at fair value, with changes in fair value reported in earnings.

Information about our investment portfolio is presented in the table below, which states the amortized book value and related weighted-average interest rates by year of maturity (in thousands):

	Amortized Book Value	Weighted Average Rate
Investments maturing by March 31
2013(1)	$179,684	0.45%
2014	13,805	1.46%
2015	3,259	3.30%
2016	1,951	3.31%
2017 and thereafter	—	—

Total portfolio	$198,699	0.59%

(1)	Includes $136.6 million in cash equivalents.

Please refer to Note 5 – Cash and Cash Equivalents and Investments of our Notes to Condensed Consolidated Financial Statements for additional information regarding our investment portfolio.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012 as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of that date, our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act were not effective, at the reasonable assurance level, because of the identification of a material weakness in its internal control over financial reporting, described below, which the Company views as an integral part of its disclosure controls and procedures.

In our 10-K filing for the fiscal year ending December 31, 2011, management had reported we did not maintain effective internal controls over financial reporting related to the income tax provision process. Specifically, the Company did not deploy or utilize sufficient internal or external resources, systems, and timely process changes to support our reporting needs in accordance with the growth and complexity of our overall business and the enhanced internal controls that were put in place during the fourth quarter of 2011. The level of resources deployed was insufficient to reduce the likelihood of detecting material adjustments to the Company’s books and records. This material weakness resulted in the need to record immaterial adjustments. However, as a result of these errors we determined that there was a reasonable possibility that a material misstatement to the annual or interim financial statements would not have been prevented or detected. Accordingly, management determined that the control deficiency constituted a material weakness.

Remediation Steps to Address the Material Weakness

As part of our continuing evaluation of and improvement of the effectiveness of our internal control over financial reporting, we have taken or are taking the following measures to remediate the material weakness described above.

•	We are continuing to evaluate the staffing level and qualifications of tax department personnel and will continue to make changes as deemed appropriate.

•

During the first quarter of 2012, we have expanded our use of checklists for quarterly responsibilities in order to improve efficiencies. We will continue to enhance our tax compliance and provision processes and procedures through further use of checklists for key tasks to improve effectiveness and efficiency.

•	We are currently evaluating and making modifications to the manner with which we use external resources, to provide greater assurance that these resources are effectively managed, and deployed.

•	We plan to deploy additional software systems to assist in automating and controlling certain processes within the tax function.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, notwithstanding the remediation efforts, as noted above.

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

Item 1A. Risk Factors

You should carefully consider the risks described in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2011, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein. Other than as provided below. there have been no material changes in our risk factors from those disclosed in the reports listed above.

There are risks and uncertainties associated with our proposed merger with Expedition Holding Company, Inc. and Expedition Merger Sub, Inc.

As previously announced, on March 8, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Expedition Holding Company, Inc., a Delaware corporation (“Parent”), and Expedition Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Expedition Holding Company, Inc. (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the merger as a wholly owned subsidiary of Parent. Parent and Merger Sub are beneficially owned by funds affiliated with Insight Venture Management, LLC, a Delaware limited liability company.

There are a number of risks and uncertainties relating to the Merger. For example, the Merger may not be consummated or may not be consummated in the timeframe or manner currently anticipated, as a result of several factors, including, among other things, (i) the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement, including a termination under circumstances that would require us to pay a termination fee; or (ii) Parent’s failure to obtain the necessary debt or equity financing set forth in the equity commitment letter received in connection with the Merger, or alternative financing, or the failure of any such financing to be sufficient to complete the Merger and the transactions contemplated by the Merger Agreement. In addition, there can be no assurance that approval of our stockholders will be obtained, that the other conditions to closing of the Merger will be satisfied or waived or that other events will not intervene to delay or result in the termination of the Merger. If the Merger is not completed, the price of our common stock may change to the extent that the current market price of our common stock may reflect an assumption that the Merger will be consummated.

Pending the closing of the Merger, the Merger Agreement also restricts us from engaging in certain actions without Parent’s consent, which could prevent us from pursuing opportunities that may arise prior to the closing of the merger. Any delay in closing or a failure to close could have a negative impact on our business and stock price as well as our relationships with our customers, vendors or employees, as well as a negative impact on our ability to pursue alternative strategic transactions and/or our ability to implement alternative business plans. In addition, if the Merger Agreement is terminated, depending on the circumstances giving rise to termination, we may be required to (i) reimburse Parent, Merger Sub and their respective affiliates for their out-of-pocket expenses incurred in connection with the Merger Agreement, up to a maximum of $7.0 million (“Parent Expenses”), and (ii) pay a termination fee (excluding any Parent Expenses), up to a maximum of $6.3 million. In addition, in the event that the Merger Agreement is terminated under certain specified circumstances, including due to a willful or intentional breach of the Company, then Parent may recover up to a maximum of $12.6 million (inclusive of any termination fee paid) for all actual losses suffered or incurred by Parent with respect to any legal proceedings formally commenced within 120 days following Parent’s termination of the Merger Agreement.

Our business could be adversely impacted as a result of uncertainty related to the proposed merger.

The proposed merger could cause disruptions to our business or business relationships, which could have an adverse impact on our financial condition, results of operations and cash flows. For example:

•	the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business;

•	our employees may experience uncertainty about their future roles with us, which might adversely affect our ability to retain and hire key personnel and other employees; and

•

customers, suppliers or other parties with which we maintain business relationships may experience uncertainty about our future and seek alternative relationships with third parties or seek to alter their business relationships with us.

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the merger, and many of these fees and costs are payable by us regardless of whether or not the merger is consummated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below summarizes information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended March 31, 2012.

Period	Total Number of Shares of Common Stock Purchased (1)	Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions)
Jan. 1, 2012 through Jan. 31, 2012	—	$—	—	$68.0
Feb. 1, 2012 through Feb. 29, 2012	—	$—	—	$68.0
Mar. 1, 2012 through Mar. 31, 2012	—	$—	—	$68.0

Total	—	$—	—	$68.0

(1)	In May 2011, our Board of Directors authorized a stock repurchase program covering up to $200 million of our common stock. Any stock repurchases may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans. Rule 10b5-1 permits Quest to establish, while not in possession of material nonpublic information, prearranged plans to buy stock at a specific price in the future, regardless of any subsequent possession of material nonpublic information. The timing and actual number of shares repurchased will depend on a variety of factors including market conditions, corporate and regulatory requirements, and capital availability. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.
(2)	The price paid per share of common stock does not include the related transaction costs.

Item 6. Exhibits

Exhibit Number	Exhibit Title

2.1*	Agreement and Plan of Merger, dated as of March 8, 2012, by and among Expedition Holding Company, Inc., Expedition Merger Sub, Inc. and Quest Software, Inc. (incorporated by reference to our Current Report on Form 8-K filed on March 9, 2012)

3.1*	Certificate of Incorporation of Quest Software, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2009)

3.2*	Bylaws of Quest Software, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2009)

4.1*	Form of Registrant’s Specimen Common Stock Certificate (incorporated by reference to our Registration Statement on Form S-1 and all amendments thereto filed on June 11, 1999 (File No. 333-80543))

10.1* ++	Limited Guaranty, dated as of March 8, 2012, by Insight Venture Partners VII, L.P., Insight Venture Partners (Cayman) VII, L.P., Insight Venture Partners VII (Co-Investors), L.P., Insight Venture Partners (Delaware) VII, L.P., Insight Venture Partners Coinvestment Fund II, L.P., Vincent C. Smith, the Vincent C. Smith Annuity Trust 2010-1, the Vincent C. Smith Annuity Trust 2010-2 and the Vincent C. Smith Annuity Trust 2011-1 in favor of Quest Software, Inc. (incorporated by reference to our Current Report on Form 8-K filed on March 9, 2012)

10.2* ++	Voting Agreement, dated as of March 8, 2012, among Vincent C. Smith, the Vincent C. Smith Annuity Trust 2010-1, the Vincent C. Smith Annuity Trust 2010-2 and the Vincent C. Smith Annuity Trust 2011-1 and Quest Software, Inc. (incorporated by reference to our Current Report on Form 8-K filed on March 9, 2012)

10.3* ++	Quest Software, Inc. Change in Control Severance Plan (incorporated by reference to our Current Report on Form 8-K filed on March 9, 2012)

10.4* ++	Written description of retention agreement with Scott J. Davidson (incorporated by reference to Item 5.02 of our Current Report on Form 8-K filed on March 23, 2012)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference
++	Indicates a management contract or compensatory arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST SOFTWARE, INC.

Date: May 10, 2012	/s/ Scott J. Davidson
Scott J. Davidson Senior Vice President, Chief Financial Officer

/s/ Scott H. Reasoner
Scott H. Reasoner Vice President, Corporate Controller