Form 10-Q
period 2012-06-30
QUEST SOFTWARE INC
filed 2012-08-09
CIK 1088033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the registrant’s Common Stock as of July 26, 2012, was 84,812,521.

QUEST SOFTWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

QUEST SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	June 30	December 31
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$197,356	$192,165
Short-term investments	41,360	36,774
Accounts receivable, net of allowances of $3,602 and $6,369 at June 30, 2012 and December 31, 2011, respectively	147,690	201,636
Prepaid expenses and other current assets	54,453	45,846
Deferred income taxes, net	21,382	21,647

Total current assets	462,241	498,068
Property and equipment, net	101,834	94,602
Long-term investments	10,896	24,832
Intangible assets, net	126,843	150,386
Goodwill	864,670	858,444
Deferred income taxes, net	20,123	17,559
Other assets	64,888	55,627

Total assets	$1,651,495	$1,699,518

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$9,367	$11,723
Accrued compensation	55,433	56,148
Other accrued expenses	44,963	42,845
Income taxes payable	8,415	14,482
Loans payable	70,672	91,597
Deferred revenue	366,332	388,788

Total current liabilities	555,182	605,583

Long-term liabilities:
Deferred revenue	109,955	111,050
Income taxes payable	51,299	51,276
Loans payable	33,381	32,133
Other long-term liabilities	7,177	9,942

Total long-term liabilities	201,812	204,401

Total liabilities	756,994	809,984

Commitments and contingencies (Note 18)
Redeemable noncontrolling interest	22,000	22,000
Equity:
Quest Software, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 200,000 shares authorized; 84,650 and 83,148 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	85	83
Additional paid-in-capital	555,167	521,653
Retained earnings	304,334	333,057
Accumulated other comprehensive income (loss)	148	(208)

Total Quest Software Inc. stockholders’ equity	859,734	854,585
Noncontrolling interest	12,767	12,949

Total equity	872,501	867,534

Total liabilities and equity	$1,651,495	$1,699,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Revenues:
Licenses	$71,752	$77,632	$141,735	$144,367
Services	143,950	125,338	286,162	246,760

Total revenues	215,702	202,970	427,897	391,127

Cost of revenues:
Licenses	2,786	2,550	5,669	4,334
Services	24,650	22,634	48,652	43,600
Amortization of purchased technology	7,296	5,249	14,264	9,899

Total cost of revenues	34,732	30,433	68,585	57,833

Gross profit	180,970	172,537	359,312	333,294

Operating expenses:
Sales and marketing	87,277	86,983	173,239	168,713
Research and development	45,461	43,117	91,835	84,840
General and administrative	24,258	28,078	51,085	56,271
Amortization of other purchased intangible assets	4,551	4,198	12,842	7,945
Transaction fees - pending merger	46,426	—	52,061	—

Total operating expenses	207,973	162,376	381,062	317,769

Income (loss) from operations	(27,003)	10,161	(21,750)	15,525
Other (expense) income, net	(2,400)	122	(3,274)	1,279

Income (loss) before income tax provision	(29,403)	10,283	(25,024)	16,804
Income tax provision	2,102	4,565	3,880	7,716

Net income (loss)	(31,505)	$5,718	(28,904)	$9,088
Net loss attributable to noncontrolling interest	114	—	181	—

Net income (loss) attributable to Quest Software, Inc.	$(31,391)	$5,718	$(28,723)	$9,088

Net income (loss) per share attributable to Quest Software, Inc. stockholders:
Basic	$(0.37)	$0.06	$(0.34)	$0.10

Diluted	$(0.36)	$0.06	$(0.33)	$0.10

Weighted-average common shares outstanding:
Basic	84,368	88,320	83,896	90,301
Diluted	86,769	90,363	85,987	92,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

Net income (loss)	$(31,505)	$5,718	$(28,904)	$9,088

Other comprehensive income (loss):
Unrealized income (loss) on foreign currency hedges, net of tax	(503)	306	206	(100)
Unrealized income (loss) on available-for-sale securities, net of tax	(102)	96	150	74

Comprehensive income (loss)	(32,110)	6,120	(28,548)	9,062

Comprehensive income attributable to noncontrolling interest	114	—	181	—

Comprehensive income (loss) attributable to Quest Software, Inc	$(31,996)	$6,120	$(28,367)	$9,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(28,904)	$9,088
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,381	25,798
Compensation expense associated with stock-based payments	11,274	12,906
Impairment losses on intangible assets	3,560	—
Unrealized foreign currency gains, net	(1,451)	(2,666)
Deferred income taxes	271	(296)
Excess tax benefit related to stock-based compensation	(1,402)	(1,869)
Other non-cash adjustments, net	1,329	924
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	54,435	52,704
Prepaid expenses and other current assets	(1,437)	1,600
Other assets	(567)	2,307
Accounts payable	325	3,305
Accrued compensation	(177)	(5,892)
Other accrued expenses	5,373	1,836
Income taxes payable	(14,459)	20,188
Deferred revenue	(23,552)	(2,944)
Other liabilities	(2,962)	(3,139)

Net cash provided by operating activities	33,037	113,850

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(10,730)	(89,429)
Purchases of property and equipment	(16,606)	(17,314)
Change in restricted cash	1,077	(7,903)
Purchases of cost method investments	(6,323)	(27,234)
Purchases of investment securities	(11,007)	(5,136)
Sales and maturities of investment securities	19,648	63,562
Contributions on equity method investment	(5,426)	—
Cash paid for intellectual property	—	(1,500)
Change in notes receivable	—	(750)

Net cash used in investing activities	(29,367)	(85,704)

Cash flows from financing activities:
Proceeds from loans payable	1,565	—
Repayment of loans payable	(21,293)	(238)
Repurchase of common stock	—	(205,745)
Repayment of capital lease obligations	(248)	(69)
Cash paid for line of credit fees	—	(500)
Proceeds from the exercise of stock options	22,977	24,925
Excess tax benefit related to stock-based compensation	1,402	1,869

Net cash provided by (used in) financing activities	4,403	(179,758)

Effect of exchange rate changes on cash and cash equivalents	(2,882)	(827)

Net increase (decrease) in cash and cash equivalents	5,191	(152,439)
Cash and cash equivalents, beginning of period	192,165	356,533

Cash and cash equivalents, end of period	$197,356	$204,094

Supplemental disclosures of consolidated cash flow information:
Cash paid for interest	$2,722	$1,570

Cash paid (received) for income taxes	$17,029	$(14,261)

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — ORGANIZATION, PENDING MERGER AND BASES OF PRESENTATION

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

Our accompanying unaudited condensed consolidated financial statements as of June 30, 2012 and for the three months and six months ended June 30, 2012 and 2011 reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk” included in Quest’s Annual Report on Form 10-K for the year ended December 31, 2011, and the “Corrected Consolidated Financial Statements and Notes to the Consolidated Financial Statements” included in our Current Report on Form 8-K filed on May 10, 2012. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period.

Pending Merger Transaction

On June 30, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Dell Inc., a Delaware corporation (“Dell”), and Diamond Merger Sub, Inc. a Delaware corporation and wholly owned subsidiary of Dell, pursuant to which Dell will acquire all of the outstanding shares of the Company’s common stock for a purchase price of $28.00 per share in cash. For terms of the Merger Agreement, including circumstances under which the Merger Agreement can be terminated and the ramifications of such a termination, as well as other terms and conditions, refer to the Merger Agreement filed as Exhibit 2.1 to our Current Report on Form 8-K with the Securities and Exchange Commission on July 2, 2012 (See Note 19).

Effective June 30, 2012, the Company and affiliates of Insight Venture Management, LLC (“Insight”) and Vector Capital (together with Insight, the “Buyout Group”) agreed to terminate (the “Mutual Termination”) the previously announced Agreement and Plan of Merger, dated March 8, 2012, as amended on June 19, 2012 (the “Prior Merger Agreement”), among the Company and the Buyout Group. The terms and conditions of the Mutual Termination are set forth in Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2012. In connection with the Mutual Termination the Company paid $37.0 million in termination fees and expenses to Insight. This $37.0 million is reflected on the statement of operations as the primary component of Transaction fees-pending merger for the three and six months ended June 30, 2012.

Simultaneous with the termination of the Prior Merger Agreement, also terminated pursuant to their terms were the previously announced (i) rollover commitment letter among Vincent C. Smith, Chairman and Chief Executive Officer of the Company, and the Vincent C. Smith Annuity Trust 2010-1, the Vincent C. Smith Annuity Trust 2010-2, the Vincent C. Smith Annuity Trust 2011-1 and the Teach A Man To Fish Foundation, (collectively, the “VS Parties”), and Expedition Holding Company, Inc., a Delaware corporation, (ii) limited guaranty among the VS Parties, the Buyout Group and the Company, and (iii) the voting agreement among the Company and the VS Parties (collectively, the “Terminated Ancillary Agreements”). A description of the material terms of the Prior Merger Agreement and the Terminated Ancillary Agreements can be found in our Current Reports on Form 8-K filed with the Securities and Exchange Commission on March 9, 2012 and June 20, 2012.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The merger is currently expected to close in the third quarter of this year, and is subject to customary closing conditions as well as approval and adoption of the Merger Agreement by the Company’s stockholders. The Company and Dell filed the required notification and report forms under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, with the Federal Trade Commission (the “FTC”) and the Antitrust Division of the Department of Justice on July 11, 2012 and July 9, 2012, respectively. On July 20, 2012, the FTC granted early termination of the applicable waiting period. We expect to incur and pay additional fees and expenses through calendar year 2012 including transaction fees amounting to approximately $22 million payable to our financial advisor and contingent upon the closing of the pending merger transaction with Dell. No assurance can be given that the merger will be completed.

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

	Six Months Ended June 30, 2011
	As Previously Reported	As Adjusted	Impact
Unrealized foreign currency gains, net	$—	$(3,229)	$(3,229)
Changes in operating assets and liabilities, net of effects of acquisitions	66,332	69,445	3,113

Net cash provided by operating activities	113,966	113,850	(116)
Effect of exchange rate changes in cash and cash equivalents	(943)	(827)	116

Net impact			—

Correction of a Tax Error Related to Prior Periods

During March 2012, we discovered an error in the historical Australian income tax returns of our wholly-owned subsidiary, Quest Software Pty. Ltd., related to an incorrectly claimed research and development benefit that resulted in a cumulative liability including income tax, interest and penalties of $14.5 million. The error impacts multiple prior periods back to the year ended December 31, 1999. We have concluded that this error has not caused a material misstatement within any previously issued consolidated financial statement for any period. However, if the cumulative effect of the income taxes, interest and penalties were to be included solely within the first quarter of 2012, it would be material to that quarter’s results. Thus, after considering Staff Accounting Bulletin Release No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, we corrected the Consolidated Financial Statements for the fiscal years ended December 31, 2011, 2010, and 2009 in our Current Report on Form 8-K filed on May 10, 2012, which prior to the corrections were filed previously with Quest’s Annual Report on Form 10-K for the period ended December 31, 2011.

In connection with this tax correction, we have presented in this Form 10-Q the corrected consolidated balance sheet as of December 31, 2011, the corrected consolidated statement of operations for the three months and six months ended June 30, 2011 and the corrected consolidated statement of cash flows for the six months ended June 30, 2011. The following represents the impact of the tax correction to our previously reported consolidated financial statements (in thousands, except per share data):

Corrected Consolidated Balance Sheet:

	December 31, 2011
	As Previously Reported	As Corrected	Increase/ (Decrease)
Deferred income taxes, net - current	$19,780	$21,647	$1,867
Total current assets	496,201	498,068	1,867
Total assets	1,697,651	1,699,518	1,867
Income taxes payable - current	—	14,482	14,482
Total current liabilities	591,101	605,583	14,482

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2011
	As Previously Reported	As Corrected	Increase/ (Decrease)
Total liabilities	795,502	809,984	14,482
Retained earnings	345,672	333,057	(12,615)
Total Quest Software Inc. stockholders’ equity	867,200	854,585	(12,615)
Total equity	880,149	867,534	(12,615)
Total liabilities and equity	1,697,651	1,699,518	1,867

Corrected Consolidated Statements of Operations:

	Three Months Ended June 30, 2011
	As Previously Reported	As Corrected	Increase/ (Decrease)
Other income, net	$573	$122	$(451)
Income before income tax provision	10,734	10,283	(451)
Income tax provision	4,404	4,565	161
Net income	6,330	5,718	(612)
Net income attributable to Quest Software, Inc.	6,330	5,718	(612)
Net income per share:
Basic	$0.07	$0.06	$(0.01)
Diluted	$0.07	$0.06	$(0.01)

	Six Months Ended June 30, 2011
	As Previously Reported	As Corrected	Increase/ (Decrease)
Other income, net	$1,843	$1,279	$(564)
Income before income tax provision	17,368	16,804	(564)
Income tax provision	7,410	7,716	306
Net income	9,958	9,088	(870)
Net income attributable to Quest Software, Inc.	9,958	9,088	(870)
Net income per share:
Basic	$0.11	$0.10	$(0.01)
Diluted	$0.11	$0.10	$(0.01)

Corrected Consolidated Statement of Cash Flows:

	Six Months Ended June 30, 2011
	As Adjusted(1)	As Corrected	Increase/ (Decrease)
Net income	$9,958	$9,088	$(870)
Unrealized foreign currency gains, net	(3,230)	(2,666)	564
Changes in operating assets and liabilities:
Deferred income taxes	(82)	(296)	(214)
Income taxes payable	19,668	20,188	520

Net cash provided by operating activities	113,850	113,850	$—

(1)	Refer to the above section “Impact of Change in Consolidated Statement of Cash Flows Presentation to Prior Periods”.

On April 27, 2012, Quest Software Pty. Ltd., filed a voluntary disclosure request with the Australian Tax Office (“ATO”) and paid substantially all outstanding taxes due for all impacted tax years which amounted to $6.6 million. With the voluntary disclosure filing made to the ATO, Quest was able to reduce penalties due by approximately $1.3 million during the quarter ended June 30, 2012 (see Note 19).

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

In June 2011, the FASB issued amendments to its accounting guidance on comprehensive income. The amendments require an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income/(loss) or in two separate but consecutive statements. The amendments eliminate the option to present the components of other comprehensive income/(loss) as part of the statement of equity. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We have presented separate consolidated statements of comprehensive income/(loss) consecutively after the consolidated statements of operations upon adoption of this guidance. In December 2011, the FASB issued amendments to defer the presentation on the face of the financial statements the reclassification adjustments out of accumulated other comprehensive income/(loss) on the components of results of operations and other comprehensive income/(loss) for all periods presented.

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

NOTE 3 — ACQUISITIONS

2012 Acquisitions

During the six months ended June 30, 2012, we completed an acquisition that has been accounted for as a business combination. The purchase price for this transaction was approximately $6.0 million. The preliminary allocation of purchase price was primarily to goodwill and other intangible assets for $2.7 million and $3.8 million, respectively. The preliminary allocation of purchase price was based upon valuation information and estimates and assumptions available at the time of filing. Our estimates and assumptions are subject to change and preliminary valuations are often finalized after a reporting period. The areas of the purchase price allocation that are still not finalized and are subject to change within the measurement period relate to the valuation of certain intangible assets, income taxes and the resulting goodwill.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Actual results of operations of this acquisition are included in our condensed consolidated financial statements from the effective date of the acquisition. This acquisition is not material, and therefore supplemental pro forma information is not presented for the six months ended June 30, 2012 and 2011.

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

Other Acquisitions – We completed three other acquisitions during the six months ended June 30, 2011. These acquisitions have been accounted for as business combinations. The aggregate purchase price for these transactions was approximately $40 million. The allocation of purchase price was primarily to goodwill and other intangible assets for approximately $20 million and $20 million, respectively. Actual results of operations of these acquisitions are included in our condensed consolidated financial statements from the effective dates of the acquisitions.

The 2011 acquisitions individually, or in the aggregate, are not material, and therefore supplemental pro forma information is not presented for the six months ended June 30, 2011.

NOTE 4 — GEOGRAPHIC AND SEGMENT REPORTING

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by our chief operating decision maker, or decision-making group, in assessing performance and

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Reportable segment data for the three months and six months ended June 30, 2012 and 2011 is as follows (in thousands):

	Licenses	Maintenance Services	Professional Services	Total
Three months ended June 30, 2012:
Revenues	$71,752	$129,393	$14,557	$215,702
Cost of revenues	10,082	12,208	12,442	34,732

Gross profit	$61,670	$117,185	$2,115	$180,970

Three months ended June 30, 2011:
Revenues	$77,632	$110,276	$15,062	$202,970
Cost of revenues	7,799	10,469	12,165	30,433

Gross profit	$69,833	$99,807	$2,897	$172,537

Six months ended June 30, 2012:
Revenues	$141,735	$256,212	$29,950	$427,897
Cost of revenues	19,933	24,027	24,625	68,585

Gross profit	$121,802	$232,185	$5,325	$359,312

Six months ended June 30, 2011:
Revenues	$144,367	$218,342	$28,418	$391,127
Cost of revenues	14,233	20,480	23,120	57,833

Gross profit	$130,134	$197,862	$5,298	$333,294

Revenues are attributed to geographic areas based on the location of the Quest entity from which the products or services were invoiced. Revenues and long-lived assets concerning principal geographic areas in which we operate are as follows (in thousands):

	United States	Ireland	Other International (2)	Total
Three months ended/As of June 30, 2012:
Revenues	$132,081	$38,132	$45,489	$215,702
Long-lived assets (1)	129,057	21,480	16,185	166,722

Three months ended/As of June 30, 2011:
Revenues	$120,152	$36,359	$46,459	$202,970
Long-lived assets (1)	113,636	7,802	13,912	135,350
Six months ended/As of June 30, 2012:
Revenues	$256,051	$77,871	$93,975	$427,897
Long-lived assets (1)	129,057	21,480	16,185	166,722

Six months ended/As of June 30, 2011:
Revenues	$232,899	$67,324	$90,904	$391,127
Long-lived assets (1)	113,636	7,802	13,912	135,350

(1)	Includes property and equipment, net and other assets

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(2)	No single location within Other International accounts for greater than 10% of total revenues

NOTE 5 — CASH AND CASH EQUIVALENTS AND INVESTMENTS

The following table summarizes our cash and cash equivalents and investments by balance sheet classification at the dates indicated (in thousands):

	June 30, 2012		December 31, 2011
	Amortized Cost	Fair Value (1)	Amortized Cost	Fair Value (1)
Cash and cash equivalents	$197,356	$197,356	$192,165	$192,165
Short-term investments	41,339	41,360	36,688	36,774
Long-term investments	10,790	10,896	24,964	24,832

Total cash and cash equivalents and investments	$249,485	$249,612	$253,817	$253,771

(1)	See Note 16 – Fair Value Measurements for details regarding fair value measurements.

The following table summarizes our investments by investment category at the dates indicated (in thousands):

	June 30, 2012
Investment category:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
US treasury securities	$10,998	$1	$—	$10,999
US agency securities	3,508	9	—	3,517
Corporate notes/bonds	36,566	157	(40)	36,683
Certificates/term deposits	1,057	—	—	1,057

Total investments	$52,129	$167	$(40)	$52,256

	December 31, 2011
Investment category:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
US treasury securities	$6,920	$1	$—	$6,921
US agency securities	5,526	25	—	5,551
Corporate notes/bonds	47,600	124	(196)	47,528
Certificates/term deposits	1,606	—	—	1,606

Total investments	$61,652	$150	$(196)	$61,606

The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at June 30, 2012 were approximately 5 months and 23 months, respectively.

NOTE 6 — PROPERTY AND EQUIPMENT, NET

Net property and equipment consisted of the following (in thousands):

	June 30 2012	December 31 2011
Building	$39,273	$39,297
Furniture and fixtures	17,833	17,249
Machinery and equipment	9,545	9,163

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	June 30 2012	December 31 2011
Computer equipment	66,412	65,331
Computer software	53,829	51,541
Leasehold improvements	19,557	18,615
Land	16,317	16,317
Construction in progress—building	14,621	6,427

	237,387	223,940
Less accumulated depreciation and amortization	(135,553)	(129,338)

Property and equipment, net	$101,834	$94,602

Total depreciation and amortization expense related to property and equipment was $3.9 million and $7.6 million for the three months and six months ended June 30, 2012, respectively. This compares to $3.8 million and $7.6 million for the three months and six months ended June 30, 2011, respectively.

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS, NET

The changes in the carrying amount of goodwill by reportable operating segment (refer to Note 4 – Geographic and Segment Reporting for discussion of our reportable operating segments) for the six months ended June 30, 2012 are as follows (in thousands):

	Licenses	Maintenance Services	Professional Services	Total
Balance as of December 31, 2011	$542,243	$307,881	$8,320	$858,444
Acquisitions	—	6,760	—	6,760
Adjustments	(221)	(280)	(33)	(534	) (1)

Balance as of June 30, 2012	$542,022	$314,361	$8,287	$864,670

(1)	Goodwill adjustments primarily relate to the finalization of the tax effects of our acquisitions.

Intangible assets, net are comprised of the following (in thousands):

	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net	Gross Carrying Amount	Accumulated Amortization and Impairments	Net
Acquired technology and IPR&D (1)	$247,181	$(172,458)	$74,723	$244,680	$(157,944)	$86,736
Customer relationships	124,017	(79,343)	44,674	122,918	(67,193)	55,725
Non-compete agreements	15,298	(14,230)	1,068	15,068	(13,896)	1,172
Trademarks and trade names (2)	19,596	(13,218)	6,378	19,596	(12,843)	6,753

	$406,092	$(279,249)	$126,843	$402,262	$(251,876)	$150,386

(1)	IPR&D projects were identified and valued related to our acquisitions. These projects are continually assessed for impairment. Upon completion, these projects will be amortized over their estimated useful life.
(2)	Trademarks and trade names include $0.8 million in trade names related to our acquisition of PacketTrap that have an indefinite useful life, and as such are not being amortized.

During the first quarter of 2012, customer relationships of $3.4 million related to ChangeBase became impaired. The impairment loss of $3.4 million was recorded in Amortization of other purchased intangible assets in our condensed consolidated statements of operations.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Amortization expense for intangible assets was $12.0 million and $27.4 million for the three months and six months ended June 30, 2012, respectively. This compares to $9.6 million and $18.2 million for the three months and six months ended June 30, 2011, respectively.

Estimated annual amortization expense related to amortizing intangible assets reflected on our June 30, 2012 condensed consolidated balance sheet is as follows (in thousands):

Estimated Annual Amortization Expense
2012 (remaining 2 quarters)	$19,023
2013	29,518
2014	27,027
2015	18,759
2016 and thereafter	31,716

Total accumulated amortization	$126,043

NOTE 8 — COST METHOD INVESTMENTS

Our investments in early stage private companies are accounted for under the cost method given that we do not have the ability to exercise significant influence over these companies. The fair value of our cost method investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. We determined that it is not practicable to estimate the fair value of our cost method investments since these investments were made in privately-held companies that are not subject to the same disclosure regulations as U.S. public companies, and, as such, the basis for an estimated fair value is subject to the completeness, quality, timing and accuracy of data received from these private companies. Our cost method investments are carried at $50.1 million and $46.1 million as part of Other assets in our condensed consolidated balance sheets at June 30, 2012 and December 31, 2011, respectively.

NOTE 9 — LOANS PAYABLE

In February 2011, our line of credit agreement with Wells Fargo Capital Finance, LLC (formerly known as Wells Fargo Foothill, LLC), as arranger, administrative agent and lender, was amended and renewed for a subsequent five-year term (the “Amended Credit Agreement”). The Amended Credit Agreement allows for cash borrowings and letters of credit under a secured revolving credit facility of up to a maximum of $100.0 million. Interest will accrue based on a floating rate based on, at the Company’s election, (i) LIBOR (subject to reserve requirements) plus an applicable margin of 2.75% or (ii) the greater of (a) the Federal Funds Rate plus  1/2% or (b) Wells Fargo’s prime rate, in each case, plus an applicable margin of 1.5% as of June 30, 2012. The Amended Credit Agreement includes limitations on the Company’s ability to, among other things, incur debt, grant liens, make acquisitions and other investments, make certain restricted payments such as dividend payments, and dispose of assets. The Amended Credit Agreement is secured by substantially all of the Company’s assets, subject to certain exceptions. Fees associated with this amended line of credit were approximately $0.5 million and will be amortized over the life of the credit agreement as interest expense. In June 2012, the Company entered into a letter of credit agreement for $5.0 million, incurring 2.75% per annum of interest costs and reducing aggregate possible borrowings under the line of credit. As of June 30, 2012, we have a $70 million balance outstanding under this line of credit recorded as current loans payable in our consolidated balance sheets.

In August 2009, we entered into a loan agreement with Mutual of Omaha Bank whereby we borrowed an aggregate principal amount of $34 million. The loan is secured by our real property at our headquarters in Aliso Viejo, California. We have used the proceeds from the loan for working capital and other general corporate purposes. The loan matures in five years, during which time we will make equal monthly principal and interest payments at a 7.03% interest rate on a fixed rate, 25-year amortization schedule. Events of default include, among other things, payment defaults, breaches of covenants and bankruptcy events. In the case of a continuing event of default, the lender may, among other things, accelerate the payment of any unpaid principal and interest amounts, increase the then-current interest rate by 5% and foreclose on the real estate collateral. As of June 30, 2012, we have a $32.4 million balance outstanding with $0.6 million recorded as current and $31.8 million recorded as long-term portion of loans payable in our consolidated balance sheets.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

We were in compliance with all debt-related covenants as of June 30, 2012.

NOTE 10 — OTHER (EXPENSE) INCOME, NET

Other (expense) income, net consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Interest income	$487	$589	$1,012	$1,126
Interest expense	(1,129)	(790)	(2,260)	(1,769)
Foreign currency (losses) gains, net (1)	(2,643)	1,195	(1,086)	4,297
Foreign currency contracts gains (losses), net (2)	1,338	(881)	(405)	(2,493)
Other (expense) income	(453)	9	(535)	118

Total other (expense) income, net	$(2,400)	$122	$(3,274)	$1,279

(1)	Our foreign currency gains (losses), net are predominantly attributable to the re-measurement gains or losses on our net balances of monetary assets and liabilities in our foreign subsidiaries which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar. The foreign currency re-measurement adjustments to these balance sheet items are calculated by comparing the currency spot rates at the end of a month to the spot rates at the end of the previous month.
(2)	Relates to changes in fair value of our forward foreign currency contracts not designated as hedging instruments. See Note 15 — Derivative Instruments for further details.

NOTE 11 — INCOME TAX PROVISION

During the three months and six months ended June 30, 2012, the provision for income taxes decreased to $2.1 million and $3.9 million, respectively, from $4.6 million and $7.7 million in the comparable periods in 2011. The effective income tax rate for the three months and six months ended June 30, 2012 was approximately (7.2%) and (15.5%), respectively, as compared to 44.3% and 45.9% for the three months and six months ended June 30, 2011 respectively. The change in the provision for income taxes and the effective income tax rate is primarily a result of the decrease in the consolidated pre-tax book income and the impact of estimated non-deductible transaction costs associated with the pending merger.

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

The table below sets forth the reconciliation of the denominator of the net income per share attributable to Quest Software, Inc. stockholders (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Shares used in computing basic net income per share	84,368	88,320	83,896	90,301
Dilutive effect of stock options and restricted stock units (1)	2,401	2,043	2,091	2,441

Shares used in computing diluted net income per share	86,769	90,363	85,987	92,742

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(1)	Options to purchase 2.7 million and 4.8 million shares of common stock were outstanding during the three months ended June 30, 2012 and 2011, respectively, and 2.7 million and 2.8 million shares of common stock were outstanding for the six months ended June 30, 2012 and 2011, respectively, but were not included in the computation of diluted net income per share as inclusion would have been anti-dilutive.

NOTE 13 — NONCONTROLLING INTEREST

In October 2011, we acquired a 60 percent voting equity interest in Smarsh, Inc., a privately-held company. The minority shareholder who holds the remaining 40 percent noncontrolling interest was granted the right to require us to purchase half of the 40 percent noncontrolling interest from the first anniversary until the fifth anniversary of the acquisition date. The maximum redemption value payable by us in that case would be $22 million. The put right is embedded in the shares owned by the minority shareholder and is not freestanding. This 20 percent noncontrolling interest is accounted for as redeemable noncontrolling interest because redemption is outside our control. As such, the redeemable noncontrolling interest is reported in the mezzanine section as temporary equity in our consolidated balance sheets. The remaining 20 percent noncontrolling interest is presented within total equity in our consolidated balance sheets. Noncontrolling interest that is redeemable at other than fair value is recorded at the higher of its carrying amount or redemption value as if the end of the reporting period was the redemption date. As of June 30, 2012, the carrying amount of the redeemable noncontrolling interest was increased to the redemption value of $22 million. The decrease of $0.1 million and $0.2 million during the three months and six months ended June 30, 2012, respectively, was recorded in net income attributable to noncontrolling interest, thereby directly affecting net income attributable to Quest Software, Inc. Quest also has a call option to purchase half of the 40% noncontrolling interest at up to $26 million with no expiration. Net income per share is calculated based on net income attributable to Quest Software, Inc. stockholders.

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

The 2008 Plan provides for the discretionary grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, and other forms of equity compensation (collectively, the “stock awards”). The number of shares of Common Stock available for issuance under the 2008 Plan is 20.5 million as of June 30, 2012. The number of shares of Common Stock reserved for issuance under the 2008 Plan will be reduced by 1 share for each share of Common Stock issued under the 2008 Plan pursuant to a stock option and by 1.94 shares for each share of Common Stock issued under the 2008 Plan pursuant to a restricted stock award, restricted stock unit award, or other stock award. As of June 30, 2012, there were 4.9 million shares available for grant under the 2008 Plan.

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

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

We used the following weighted-average assumptions for option awards granted during the three months and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30		Six Months Ended June 30
	2012 (a)	2011	2012	2011
Expected volatility	n/a	34%	36%	34%
Expected term (in years)	n/a	5.3	5.7	5.7
Risk-free interest rate	n/a	1.9%	1.0%	2.1%
Expected dividend yield	None	None	None	None

(a)	No options were granted during the three months ended June 30, 2012.

A summary of the activity of employee stock options during the six months ended June 30, 2012, and details regarding the options outstanding and exercisable at June 30, 2012, are provided below:

	Number of Shares (in thousands)	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2011	15,779	$17.26
Granted	133	$19.36
Exercised	(1,418)	$16.79
Canceled/forfeited/expired	(578)	$18.39

Outstanding at June 30, 2012	13,916	$17.27	7.04	$146,675

Vested or expected to vest at June 30, 2012 (2)	12,939	$17.23	6.91	$136,847

Exercisable at June 30, 2012	5,680	$15.41	4.89	$70,426

(1)	These amounts represent the difference between the exercise price and $27.81, the closing price of Quest Software, Inc. stock on June 30, 2012 as reported on the NASDAQ National Market, for all options outstanding that have an exercise price currently below the closing price.
(2)	Contractual vesting may be altered by the ultimate terms and conditions associated with the completion of the pending merger transaction with Dell. (See Note 1).

The weighted-average fair value of options granted during the six months ended June 30, 2012 and 2011 was $6.75 and $8.99, respectively. The total intrinsic value of options exercised was $10.0 million and $9.0 million for the six months ended June 30, 2012 and 2011, respectively. The total fair value of options vested during the six months ended June 30, 2012 and 2011 was $14.5 million and $12.6 million, respectively.

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

A summary of our RSU awards activity during the six months ended June 30, 2012 is provided below:

	Number of Shares	Weighted-Average Grant Date Fair Value (per share)
Nonvested at January 1, 2012	236,331	$15.88
Granted	—	$—
Vested	(128,948)	$15.36
Forfeited	(16,268)	$15.76

Nonvested at June 30, 2012(1)(2)	91,115	$16.64

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(1)	81,224 of these shares are expected to vest.
(2)	Contractual vesting may be altered by the ultimate terms and conditions associated with the completion of the pending merger transaction with Dell (See Note 1).

The total fair value of RSU awards vested during the six months ended June 30, 2012 and 2011 was $2.0 million and $4.2 million, respectively.

Stock-Based Compensation Expense

The following table presents the statement of operations classification of all stock-based compensation expense for the three months and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Cost of services	$217	$238	$450	$554
Sales and marketing	1,736	1,682	3,464	3,791
Research and development	1,387	1,614	2,884	3,767
General and administrative	1,851	1,958	4,476	4,794

Total stock-based compensation	5,191	5,492	11,274	12,906
Tax benefit associated with stock-based compensation expense (1)	2,035	2,125	4,419	4,995

Reduction of net income	$3,156	$3,367	$6,855	$7,911

(1)	The recognized tax benefit related to stock-based compensation expense was estimated to be 39.2% for the three months and six months ended June 30, 2012, and 38.7% for the three months and six months ended June 30, 2011. This approximates the blended Federal and State statutory tax rate after the benefit for state taxes.

As of June 30, 2012, total unrecognized stock-based compensation cost related to unvested stock option awards was $42.8 million, which is expected to be recognized over a weighted-average period of 3.8 years and total unrecognized stock-based compensation cost related to unvested RSU awards was $1.3 million, which is expected to be recognized over a weighted-average period of 6 months. The ultimate recognition of this stock-based compensation expense may be impacted by the final terms and conditions associated with the pending merger transaction with Dell (See Note 1).

NOTE 15 — DERIVATIVE INSTRUMENTS

Foreign Exchange Risk Management Policy

Our Foreign Exchange Risk Management Policy identifies target exposures such as balance sheet, cash flow and statement of operations risks, program objectives, approved financial instruments and counterparties, accounting and tax treatment, as well as oversight, reporting and controls. The functional currency of all our subsidiaries is the U.S. Dollar. Our exposure to foreign exchange risk originates both from the operating results of our foreign operations denominated in currencies other than the U.S. Dollar, as well as our net balances of monetary assets and liabilities within our foreign subsidiaries. These exposures have the potential to produce either gains or losses depending on the directional movement of the foreign currencies versus the U.S. Dollar and our operational profile in foreign subsidiaries. Certain balance sheet items are re-measured each period and the changes in value are recorded within Other (expense) income, net.

We utilize a balance sheet hedging program with the stated objective of reducing volatility within Other (expense) income, net. Under this program, we use derivatives in the form of foreign currency contracts to hedge certain balance sheet exposures. We do not designate these contracts as hedging instruments and therefore do not qualify for hedge accounting. Accordingly, these outstanding non-designated derivatives are recognized in the consolidated balance sheets at fair value and the changes in fair value from these contracts are recorded in Other (expense) income, net, in the consolidated statements of operations. These derivative contracts typically have a one month term.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

We have a cash flow hedging program primarily focused on reducing volatility in our forecasted research and development cash expenses and license revenues, some of which are denominated in non-U.S. Dollar currencies. Under this program, we use derivatives in the form of forward foreign currency contracts and foreign currency option contracts to hedge certain forecasted transactions. These derivatives, with durations ranging from less than one month to nine months, are designated as hedging instruments and qualify for hedge accounting. Accordingly, these outstanding designated derivatives are recognized in the consolidated balance sheets at fair value. Changes in value that are highly effective are recognized in Accumulated other comprehensive income/(loss) (“AOCI”) in the consolidated balance sheets, until the hedged item is recognized in the statement of operations. Any ineffective portion of a derivative’s change in fair value is recorded in Other (expense) income, net, in the consolidated statements of operations. There was no material ineffectiveness in our cash flow hedging program for the six months ended June 30, 2012.

We had the following notional amounts for our foreign currency contracts included in our consolidated balance sheets (in U.S. Dollars in thousands):

Currency	June 30 2012	December 31 2011
Derivatives designated as hedging instruments
Australian Dollar	$3,678	$4,078
Canadian Dollar	10,707	14,158
Chinese Yuan	3,398	2,777
Israeli Shekel	3,873	3,773
Russian Ruble	6,633	8,433
Euro	18,488	—

Total	$46,777	$33,219

Derivatives not designated as hedging instruments
Danish Krone	$833	$891
Norwegian Krone	653	1,073
Swedish Krona	1,236	446
Euro	30,964	40,397
Australian Dollar	6,779	8,138
South Korean Won	2,106	2,193
Brazil Real	2,924	3,826
Japanese Yen	6,401	6,439
British Pound	9,242	7,950

Total	$61,138	$71,353

Fair Value of Derivative Instruments

The following table provides the fair value of our foreign currency contracts included in our consolidated balance sheets (in thousands):

	Derivative Assets				Derivative Liabilities
	June 30, 2012		December 31, 2011		June 30, 2012		December 31, 2011
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)

Foreign currency contracts	Prepaid expenses and other current assets	$863	Prepaid expenses and other current assets	$351	Other accrued expenses	$627	Other accrued expenses	$237

Foreign currency contracts	Prepaid expenses and other current assets	$0	Prepaid expenses and other current assets	$2,512	Other accrued expenses	$1,385	Other accrued expenses	$63

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(1)	Please refer to Note 16 – Fair Value Measurements for additional details.

The Effect of Derivative Instruments on Financial Performance

The following tables provide the effect that derivative instruments had on our AOCI and results of operations (in thousands):

	Three Months Ended June 30
Derivatives designated as hedging instruments	Amount of gain (loss) recognized in AOCI (effective portion)		Location of gain reclassified from AOCI into statement of operations (effective portion)	Amount of (loss) gain reclassified from AOCI (effective portion)
	2012	2011		2012	2011
Foreign currency contracts	$(503)	$306	Revenues	$(2)	$(271)
			Operating expenses	$2	$628

	Six Months Ended June 30
Derivatives designated as hedging instruments	Amount of (loss) gain recognized in AOCI (effective portion)		Location of (loss) gain reclassified from AOCI into statement of operations (effective portion)	Amount of (loss) gain reclassified from AOCI (effective portion)
	2012	2011		2012	2011
Foreign currency contracts	$206	$(100)	Revenues	$(120)	$(1,301)
			Operating expenses	$338	$1,128

	Three Months Ended June 30
Derivatives not designated as hedging instruments	Location of gain (loss) recognized on derivative instruments	Amount of (loss) gain recognized on derivative instruments
		2012	2011
Foreign currency contracts	Other income (expense), net	$1,338	$(881)

	Six Months Ended June 30
Derivatives not designated as hedging instruments	Location of gain (loss) recognized on derivative instruments	Amount of (loss) gain recognized on derivative instruments
		2012	2011
Foreign currency contracts	Other income (expense), net	$(405)	$(2,493)

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

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

The following table represents our fair value hierarchy and the valuation techniques used for financial assets and financial liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2012
	Total	Level 1	Level 2	Level 3	Valuation Techniques
Assets:
Money market funds	$91,253	$91,253	$—	$—	(a)
U.S. treasury securities	10,999	10,999	—	—	(a)
U.S. agency securities	3,517	3,517	—	—	(a)
Corporate notes/bonds	36,683	—	36,683	—	(a)
Certificates/term deposits	1,800	—	1,800	—	(a)
Derivative assets (1)	863	—	863	—	(a)

Total	$145,115	$105,769	$39,346	$—

Liabilities:
Derivative liabilities (1)	$2,012	$—	$2,012	$—	(a)
Contingent consideration	2,184	—	—	2,184	(b)

Total	$4,196	$—	$2,012	$2,184

	December 31, 2011
	Total	Level 1	Level 2	Level 3	Valuation Techniques
Assets:
Money market funds	$65,811	$65,811	$—	$—	(a)
U.S. treasury securities	6,921	3,499	3,422	—	(a)
U.S. agency securities	5,551	3,545	2,006	—	(a)
Corporate notes/bonds	47,528	—	47,528	—	(a)
Certificates/term deposits	2,922	—	2,922	—	(a)
Derivative assets (1)	2,863	—	2,863	—	(a)

Total	$131,596	$72,855	$58,741	$—

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2011
	Total	Level 1	Level 2	Level 3	Valuation Techniques

Liabilities:
Derivative liabilities (1)	$300	$—	$300	$—	(a)
Contingent consideration	3,782	—	—	3,782	(b)

Total	$4,082	$—	$300	$3,782

(1)	See Note 15 – Derivative Instruments for details.

We classify our investments in U.S. Treasury and U.S. Agency securities using a market approach based on the quoted market prices of identical or similar instruments. A determination of the fair value classification of U.S. Treasury and U.S. Agency securities will be made on a case by case basis based on recent buy or sell activity. As of June 30, 2012, the fair values of our U.S. Treasury and U.S. Agency securities are based on unadjusted market prices in active markets and are classified as Level 1 of the fair value hierarchy.

We determine the amount of transfers between Levels 1 and 2 or transfers into or out of Level 3 by using the end-of-period fair value. We had no transfers among the fair value hierarchy during the six months ended June 30, 2012.

The following table presents our liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Total, beginning of the period	$2,755	$9,727	$3,782	$8,515
Contingent consideration	221	2,400	—	5,700
Change in fair value of contingent consideration	(57)	—	138	—
Payment of contingent consideration	(735)	(614)	(1,736)	(2,702)

Total, end of the period	$2,184	$11,513	$2,184	$11,513

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

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The book value and fair value of our current and long-term portion of loans payable as of June 30, 2012 are as follows (in thousands):

	Book Value	Fair Value (1)
Current portion of loans payable	$70,672	$70,672
Long-term portion of loans payable	33,381	33,381

	$104,053	$104,053

(1)	Estimated fair value of long-term debt is measured using the income approach. This fair value measurement is based on similar grade US Treasury security re-priced at June 30, 2012 plus contractual spread and thus represents Level 2 inputs under the fair value hierarchy.

NOTE 17 — CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject us to credit risk include accounts receivable. We believe that credit risks related to our accounts receivable are moderated by the diversity of our products, customers and geographic sales areas. We monitor extensions of credit and have not experienced significant credit losses in the past. We maintain an allowance both for bad debts and for sales returns and cancellations and such losses and returns have historically been within management’s expectations. The Company’s significant customers consist primarily of resellers. We have one reseller customer that accounted for 11.4% of our total revenues for the six months ended June 30, 2012. This customer also accounted for 18.2 % of our accounts receivable as of June 30, 2012.

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

On August 31, 2010, we filed a petition with the United States Patent and Trademark Office alleging that Centrify’s ‘005 Patent is invalid and requesting the United States Patent and Trademark Office to commence an inter partes reexamination of the patentability of Centrify’s ‘005 Patent. On November 15, 2010, the United States Patent and Trademark Office granted our petition for inter partes reexamination of the patentability of Centrify’s ‘005 Patent and issued a first office action rejecting all claims of Centrify’s ‘005 Patent. On January 18, 2011, Centrify filed a response to the United

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

States Patent and Trademark Office’s first office action. On October 19, 2011, the United States Patent and Trademark Office issued an Action Closing Prosecution, rejecting all claims of Centrify’s ‘005 Patent. On November 21, 2011, Centrify filed comments after the Action Closing Prosecution. On December 20, 2011, Quest filed a response to Centrify’s comments. On January 24, 2012, the United States Patent and Trademark Office issued a Right of Appeal Notice. On April 17, 2012, Centrify filed its appeal brief. On May 10, 2012, Quest filed a respondent brief.

On September 30, 2010, Centrify filed a petition with the United States Patent and Trademark Office alleging that our ‘501 Patent is invalid and requesting the United States Patent and Trademark Office to commence an inter partes reexamination of the patentability of our ‘501 Patent. On November 30, 2010, the United States Patent and Trademark Office granted Centrify’s petition for inter partes reexamination of the patentability of our ‘501 Patent. On January 21, 2011, the United States Patent and Trademark Office issued a first office action rejecting all claims of our ‘501 Patent. Our response to the United States Patent and Trademark Office was filed on March 21, 2011. On October 20, 2011, the United States Patent and Trademark Office issued an Action Closing Prosecution, rejecting all claims of our ‘501 patent. On December 16, 2011, the United States Patent and Trademark Office issued a Right of Appeal Notice. On January 16, 2012 we filed a Notice of Appeal. On March 15, 2012, we filed our appeal brief. We believe that our ‘501 patent is valid and enforceable and intend to vigorously defend the patentability of the ‘501 Patent. On April 12, 2012, Centrify filed a respondent brief.

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

Merger Litigation. To the Company’s knowledge, there is no pending litigation against the Merger Agreement. Following the March 9, 2012 announcement that the Company had entered into the Prior Merger Agreement, purported stockholder class actions were filed in the Superior Court of California, County of Orange (the “California Actions”) and the Court of Chancery of the State of Delaware (the “Delaware Actions”). In each case, the plaintiff alleges that members of our Board of Directors breached their fiduciary duties to Quest’s stockholders in connection with the Prior Merger Agreement and that Quest and Insight aided and abetted the directors’ breaches of fiduciary duties. The complaints claim that the Prior Merger Agreement involves an unfair price, an inadequate sales process, and unreasonable deal protection devices. Following the April 12, 2012 filing of a preliminary proxy statement on Schedule 14A (the “Proxy Statement”) related to the pending Merger, certain plaintiffs added claims that the Company’s disclosures regarding the pending Merger in the Proxy Statement were inadequate.

In the Delaware Actions, plaintiffs moved for expedited proceedings and filed competing motions to consolidate the Delaware Actions and for appointment of lead counsel. Defendants opposed expedited proceedings as premature, but did not take a position with regard to the competing motions for consolidation and appointment of lead counsel. On April 25, 2012, the Chancery Court consolidated the Delaware Actions into a single action captioned, In re Quest Software, Inc. Shareholders Litigation, Consol. C.A. No. 7357-VCG, but declined to grant expedited discovery. At a status conference on May 9, 2012, the Chancery Court ordered limited expedited document production, but declined to order expedited proceedings. At further status conferences on May 18, May 29, and June 21, 2012, the Chancery Court declined to order expedited proceedings or additional expedited discovery. At a status conference on July 27, 2012, plaintiffs indicated they would voluntarily dismiss the complaint and seek attorney’s fees rather than challenge the Merger Agreement. On August 3, 2012, plaintiffs filed a Stipulation and Proposed Order of Dismissal, dismissing their claims brought on behalf of the purported class of stockholders without prejudice.

In the California Actions, on April 20, 2012, Defendants filed a motion to stay the California Actions in favor of the Delaware Actions. On May 3, 2012, in response to plaintiffs’ unopposed motion for consolidation, the Court consolidated the California Actions into a single action captioned In re Quest Software, Inc. Shareholder Litigation, Lead Case No. 30-2012-00552957-CU-BT-CXC. On May 21, 2012, the Court granted Defendants’ motion to stay and scheduled a further case management conference for September 18, 2012. Defendants do not anticipate further developments in this California Action until that time.

The Prior Merger Agreement has been terminated, and neither Dell nor its affiliates are named as defendants in any of the foregoing lawsuits.

QUEST SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

General. The Company and its subsidiaries are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business. The foregoing discussion includes material developments that occurred during the quarter ended June 30, 2012 or thereafter in our material legal proceedings.

Redeemable Noncontrolling Interest. In connection with our acquisition of a 60 percent voting equity interest in Smarsh, Inc. in October 2011, the minority shareholder who holds the remaining 40 percent noncontrolling interest was granted the right to require us to purchase half of the 40 percent noncontrolling interest from the first anniversary until the fifth anniversary of the acquisition date. The maximum redemption value payable by us in that case would be $22 million. This 20 percent noncontrolling interest is accounted for as redeemable noncontrolling interest because redemption is outside our control. As such, the redeemable noncontrolling interest is reported in the mezzanine section in our consolidated balance sheets as temporary equity. As of June 30, 2012, the carrying amount of the redeemable noncontrolling interest was increased to the redemption value of $22 million.

Construction of Building. We entered into development agreement for facilities to house our Business Operations and Advanced Technology Center in Cork, Ireland. As of June 30, 2012, we incurred $5.2 million for the land and $13.8 million for the construction of the building. Under the development agreement, we expect to incur approximately $10.5 million of capital expenditures to complete the construction of the building.

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

NOTE 19 – SUBSEQUENT EVENTS

In August 2012, Quest Australia Pty. Ltd. received a notice from the Australian Taxation Office formally waiving all remaining interest and penalties due of approximately $7.8 million related to the incorrectly claimed research and development benefit reported on all prior year income tax returns back to the year ended December 31, 1999. The $7.8 million was recognized in the years ended December 31, 1999 through December 31, 2011 and will be reversed in the three month and nine months ended September 30, 2012.

In August 2012, Quest Software France Sarl received a notice from the French Commission Department related to the income tax audit for the years ended December 31, 2006, 2007 and 2008 indicating their decision in favor of the French Tax Authorities. We will continue to pursue resolution of these assessments through the additional appeals processes within France or through a Mutual Agreement Procedure pursuant to Article 24 of the Ireland-France Income Tax Treaty.

In July 2012, Quest entered into a promissory note with Dell for the principal sum of $13.3 million accruing interest at 2.5% per annum and payable upon termination of the pending merger agreement for any reason, among other termination events. The proceeds of the note were used by Quest to fund a portion of the termination fees and expenses paid to Insight.

At the time Quest entered into acquisition negotiations with Dell Inc., through the date of this filing Quest had not yet completed its ordinary equity-based incentive compensation awards for 2012. Pursuant to the terms of the Merger Agreement, Quest has requested Dell’s consent to complete these awards, the aggregate amount of which could be material. Quest has not yet received Dell’s consent.

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

Numerous important factors, risks and uncertainties affect our operations and could cause actual results to differ materially from those expressed or implied by these or any other forward-looking statements made by us or on our behalf. Readers are urged to carefully review and consider the various disclosures made in this Report, including those described under Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2011, under Part II, Item 1A, Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and in other filings with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business, which are available on the SEC’s website at www.sec.gov. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management’s opinions only as of the date thereof. We do not assume any obligation to revise or update forward-looking statements. Finally, our historic results should not be viewed as indicative of future performance.

We have trademarks and registered trademarks in the United States and other countries, including Quest, Quest Software, the Quest Software logo, Simplicity at Work, AccessManager, Active Administrator, ActiveDL, ActiveEntry, ActiveGroups, ActiveRoles, Asempra, BakBone, BakBone design, BakBone Software, Benchmark Factory, Big Brother, BlueFolder, Box & Wave design, BridgeAccess, BridgeAutoEscalate, BridgeSearch, BridgeTrak, ChangeAuditor, ChangeManager, ChangeBase, ColdSpark & design, Data Replicator, DataFactory, Defender, DeployDirector, Desktop Authority, Directory Analyzer, Directory Script, DS Expert, DS Proxy, Enterprise Security Explorer, ERDisk, FastLane, File System Auditor, FlashRestore, Foglight, GPOADmin, Help Desk Authority, I/Watch, InLook, InstantAssist, IntelliProfile, InTrust, iToken, JClass, JClass and design, JProbe, KL Group and Design, Knowledge Xpert, Linked Structures design, LiteSpeed, LiveReorg, LogADmin, Mail Center, MessageStats, MultSess, NBSpool, NetBase, NetPro, NetVault, NetVault FastRecover, NetVault: TotalOps, NetVault SmartDisk; PacketTrap, PassGo, Patch Authority, PerformaSure, Point, Click, Done!, PowerGUI, Privilege Authority, QDesigner and design, Quest Central, Quest Distributed Monkey Engine, Quest vWorkspace Ready and design, RemoteScan, ReportADmin, RestoreADmin, ScriptLogic, ScriptLogic and design, Secure Copy, SecureWithin, Security Explorer, Security Lifecycle Map, SelectDL, SelfServiceADmin, SharePlex, Sitraka, Sitraka and droplet design, Spotlight, SQL Navigator, SQL Turbo, SQL Watch, SQLab Xpert, Stat, StealthCollect, Symlabs, Tag and Follow, TimeTrace, Toad, Toad (logo), T.O.A.D., Toad World, VaultDR, vConverter, vEcoShell, vFoglight, Vintela, Vizioncore, vKernel, Volcker Informatik AG, vRanger, vSpotlight, vToad, vWorkspace, WebDefender, Webthority, and XRT. Other trademarks and registered trademarks are the property of their respective owners.

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

Pending Merger Transaction

On June 30, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Dell Inc., a Delaware corporation (“Dell”), and Diamond Merger Sub, Inc. a Delaware corporation and wholly owned subsidiary of Dell, pursuant to which Dell will acquire all of the outstanding shares of the Company’s common stock for a purchase price of $28.00 per share in cash. For terms of the Merger Agreement, including circumstances under which the Merger Agreement can be terminated and the ramifications of such a termination, as well as other terms and conditions, refer to the Merger Agreement filed as Exhibit 2.1 to our Current Report on Form 8-K with the Securities and Exchange Commission (the “SEC”) on July 2, 2012.

Effective June 30, 2012, the Company and affiliates of Insight Venture Management, LLC (“Insight”) and Vector Capital (together with Insight, the “Buyout Group”) agreed to terminate (the “Mutual Termination”) the previously announced Agreement and Plan of Merger, dated March 8, 2012, as amended on June 19, 2012 (the “Prior Merger Agreement”), among the Company and the Buyout Group. The terms and conditions of the Mutual Termination are set forth in Exhibit 10.3 to our Current Report on Form 8-K with the SEC on July 2, 2012. In connection with the Mutual Termination the Company paid $37.0 million in termination fees and expenses to Insight.

Simultaneous with the termination of the Prior Merger Agreement, also terminated pursuant to their terms were the previously announced (i) rollover commitment letter among Vincent C. Smith, Chairman and Chief Executive Officer of the Company, and the Vincent C. Smith Annuity Trust 2010-1, the Vincent C. Smith Annuity Trust 2010-2, the Vincent C. Smith Annuity Trust 2011-1 and the Teach A Man To Fish Foundation, (collectively, the “VS Parties”), and Expedition Holding Company, Inc., a Delaware corporation, (ii) limited guaranty among the VS Parties, the Buyout Group and the Company, and (iii) the voting agreement among the Company and the VS Parties (collectively, the “Terminated Ancillary Agreements”). A description of the material terms of the Prior Merger Agreement and the Terminated Ancillary Agreements can be found in the Current Reports on Form 8-K filed by the Company with the SEC on March 9, 2012 and June 20, 2012.

The Company’s Board of Directors, acting upon the unanimous recommendation of a special committee of the Board of Directors comprised solely of independent and disinterested directors (the “Special Committee”), unanimously approved and adopted the Merger Agreement and has recommended that the Company’s stockholders vote to approve the Merger Agreement.

The merger is currently expected to close in the third quarter of this year, and is subject to customary closing conditions as well as approval and adoption of the Merger Agreement by the Company’s stockholders. The Company and Dell filed the required notification and report forms under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, with the Federal Trade Commission (the “FTC”) and the Antitrust Division of the Department of Justice on July 11, 2012 and July 9, 2012, respectively. On July 20, 2012, the FTC granted early termination of the applicable waiting period. No assurance can be given that the merger will be completed.

On July 17, 2012, the Company filed a Preliminary Proxy Statement (“Preliminary Merger Proxy”) with the SEC indicating its intention to call a special meeting of its stockholders at a still to be specified date to vote on the Merger Agreement.

Quarterly Update

As discussed in more detail throughout our MD&A, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, we delivered the following financial performance:

•	Total revenues increased by $12.7 million, or 6.3%, to $215.7 million.

•	Total cost of revenues and operating expenses increased by $49.9 million, or 25.9%, to $242.7 million.

•	Loss from operations was ($27.0) million, a decrease of $37.2 million.

•	Diluted loss per share was ($0.36), a decrease of ($0.42).

The comparison of our operating results in the second quarter of 2012 against the same period in 2011 is impacted by our acquisitions and costs associated with the pending merger transaction. We incurred approximately $46.4 million of merger related costs during this quarter. We have acquired six private companies after the second quarter of 2011. In our discussion of changes in our results of operations, we quantify the contribution of these acquisitions.

For the second quarter of 2012 total revenues increased by 6.3% compared to the same period in 2011. Our Americas sales region, which includes United States, Canada and Latin America, contributed 63.8% of total revenues, and the rest of the world, comprised of our Asia Pacific (“APAC”) sales region and our Europe, Middle East and Africa (“EMEA”) sales region, contributed 36.2% of total revenues, as compared to 61.9% and 38.1%, respectively, in the same period last year. All of our sales regions performed well during this quarter.

The increase in our total revenues was primarily due to increased sales of our Windows Server Management and Data Protection products and related services across all sales regions. The strength in our Windows Migration products was due to our customers’ migration to Exchange Server 2010 and Sharepoint 2010. Our acquisitions contributed $12.2 million, or 96.1%, of the overall increase in total revenues compared to the same period in 2011. Total revenues were negatively impacted by the stronger U.S. Dollar relative to certain non-U.S. Dollar currencies. This resulted in lower U.S. dollar equivalent sales for several currencies. Since certain of our international sales are denominated in these non-U.S. Dollar currencies, the negative impact from foreign currency was $2.2 million when comparing average monthly 2012 rates to 2011.

Total expenses increased compared to the same period in 2011. Our expenses primarily consist of personnel costs, which include compensation, benefits and payroll related taxes and are a function of our worldwide headcount. Our average full-time employee headcount for the second quarter of 2012 was 3,814 as compared to 3,879 for the second quarter of 2011. Our average full-time employee headcount in locations outside of the United States was 1,956 for the second quarter of 2012 compared to 1,874 for the second quarter of 2011. The increase in our headcount compared to the second quarter of 2011 was primarily due to our acquisitions after the second quarter of 2011. These acquisitions contributed $17.4 million, or 34.8%, of the overall increase in total expenses relating to their operating costs. Our total expenses were positively impacted by the stronger U.S. Dollar relative to certain non-U.S. Dollar currencies in the second quarter of 2012, which resulted in lower U.S. Dollar equivalents for several currencies. Since certain of our international expenses are denominated in these non-U.S. Dollar currencies, our total expenses in the second quarter of 2012 decreased by approximately $4.3 million compared to the same period in 2011 as a result of the impact of foreign currency exchange rates.

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

Results of Operations

The following are as a percentage of total revenues:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Revenues:
Licenses	33.3%	38.2%	33.1%	36.9%
Maintenance Services	60.0	54.4	59.9	55.8
Professional Services	6.7	7.4	7.0	7.3

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Licenses	1.3	1.2	1.3	1.1
Maintenance Services	5.7	5.2	5.6	5.3
Professional Services	5.7	6.0	5.8	5.9
Amortization of purchased technology	3.4	2.6	3.3	2.5

Total cost of revenues	16.1	15.0	16.0	14.8

Gross profit	83.9	85.0	84.0	85.2
Operating expenses:
Sales and marketing	40.5	42.9	40.5	43.1
Research and development	21.1	21.2	21.4	21.7
General and administrative	11.2	13.8	11.9	14.4
Amortization of other purchased intangible assets	2.1	2.1	3.0	2.0
Transaction fees – pending merger	21.5	—	12.2	—

Total operating expenses	96.4	80.0	89.0	81.2

Income (loss) from operations	(12.5)	5.0	(5.0)	4.0

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Other (expense) income, net	(1.1)	0.1	(0.8)	0.3

Income (loss) before income tax provision	(13.6)	5.1	(5.8)	4.3
Income tax provision	1.0	2.2	0.9	2.0

Net income (loss)	(14.6)	2.9	(6.7)	2.3
Net loss attributable to noncontrolling interest	0.0	—	0.0	—

Net income (loss) attributable to Quest Software, Inc.	(14.6%)	2.9%	(6.7%)	2.3%

Comparison of Three Months and Six Months Ended June 30, 2012 and 2011

Revenues

Total revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended June 30			Six Months Ended June 30
	2012	2011	% Change	2012	2011	% Change
Revenues:
Licenses
Americas	$43,543	$44,150	(1.4)%	$82,357	$81,248	1.4%
Rest of World	28,209	33,482	(15.7)%	59,378	63,119	(5.9)%

Total licenses	71,752	77,632	(7.6)%	141,735	144,367	(1.8)%

Maintenance Services
Americas	84,181	72,014	16.9%	166,292	142,987	16.3%
Rest of World	45,212	38,262	18.2%	89,920	75,355	19.3%

Total maintenance services revenues	129,393	110,276	17.3%	256,212	218,342	17.3%

Professional Services
Americas	9,949	9,463	5.1%	19,142	18,556	3.2%
Rest of World	4,608	5,599	(17.7%)	10,808	9,862	9.6%

Total professional services revenues	14,557	15,062	(3.4%)	29,950	28,418	5.4%

Total revenues	$215,702	$202,970	6.3%	$427,897	$391,127	9.4%

Our revenues for the three months ended June 30, 2012 are comprised of 33.3% of license revenues, 60.0% of maintenance services revenues and 6.7% of professional services revenues compared to 38.2% of license revenues, 54.3% of maintenance services revenues and 7.5% of professional services revenues in the second quarter of 2011. For the six months ended June 30, 2012, revenues are comprised of 33.1% of license revenues, 59.9% of maintenance services revenues and 7.0% of professional services revenues compared to 36.9% of license revenues, 55.8% of maintenance service revenues and 7.3% of professional service revenues in the same period in 2011.

Licenses Revenues — We generate revenues by licensing our software products, principally on a perpetual basis. In addition to perpetual software licenses, we sell time-based software licenses (or term licenses) wherein customers pay a single fee for the right to use the software and receive maintenance for a defined period of time. Our acquisitions contributed $3.1 million and $4.6 million of the overall increase in license revenues for the three months and six months ended June 30, 2012, respectively.

Maintenance Services Revenues — Maintenance services revenues are derived from post-contract technical support services (“maintenance”). Maintenance revenues are generated from support and maintenance services relating to current year sales of new software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. The increase in maintenance services revenues for the three months ended June 30, 2012 compared to the same period last year was primarily due to Windows Server Management and Data Protection related maintenance services across all sales regions. Our acquisitions contributed $8.8 million and $16.2 million of the overall increase in maintenance services revenues for the three months and six months ended June 30, 2012, respectively.

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

Professional Services Revenues — Professional services revenues are derived from consulting and training services.

Cost of Revenues

Total cost of revenues and year-over-year changes are as follows (in thousands, except for percentages):

	Three Months Ended June 30			Six Months Ended June 30
	2012	2011	% Change	2012	2011	% Change
Cost of Revenues:
Licenses	$2,786	$2,550	9.3%	$5,669	$4,334	30.8%
Maintenance Services	12,208	10,469	16.6%	24,027	20,480	17.3%
Professional Services	12,442	12,165	2.3%	24,625	23,120	6.5%
Amortization of purchased technology	7,296	5,249	39.0%	14,264	9,899	44.1%

Total cost of revenues	$34,732	$30,433	14.1%	$68,585	$57,833	18.6%

Cost of Licenses — Cost of licenses primarily consists of third-party software royalties, product packaging, delivery, and personnel costs. Cost of licenses as a percentage of license revenues was 3.9% and 3.3% for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, cost of licenses as a percentage of license revenues was 4.0% and 3.0%, respectively. The increase in cost of licenses for the three months and six months ended June 30, 2012 compared to the same periods in 2011 was due to product-related royalties.

Cost of Maintenance Services — Cost of maintenance services primarily consists of personnel, outside consultants, facilities and systems costs used in providing maintenance services. Cost of maintenance services does not include development costs related to bug fixes and upgrades which are classified in research and development and which are not separately determinable. Cost of maintenance services as a percentage of maintenance services revenues was 9.4% and 9.5% in the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, cost of maintenance services as a percentage of maintenance services revenues remained flat at 9.4%.

Cost of Professional Services — Cost of professional services primarily consists of personnel, outside consultants, facilities and systems costs used in providing consulting and training services. Cost of professional services as a percentage of professional services revenues was 85.5% and 80.8% for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, cost of professional services as a percentage of professional services revenues was 82.2% and 81.4%, respectively. Cost of professional services for the three months ended June 30, 2012 increased due to an increase of $0.6 million in personnel related costs. For the six months ended June 30, 2012, cost of professional services increased due to an increase of $2.1 million in personnel related costs. Average full-time employee headcount increased by 37 and 36 employees for the three months and six months ended June 30, 2012 compared to the same periods in 2011.

Amortization of Purchased Technology — Amortization of purchased technology includes amortization of the fair value of purchased technology associated with acquisitions. The increase for the three months and six months ended June 30, 2012 compared to the same periods last year was due to acquisitions completed after the second quarter of 2011.

Operating Expenses

Year-over-year changes in the principal components of our operating expenses are as follows (in thousands, except for percentages):

	Three Months Ended June 30			Six Months Ended June 30
	2012	2011	% Change	2012	2011	% Change
Operating Expenses:
Sales and marketing	$87,277	$86,983	0.3%	$173,239	$168,713	2.7%
Research and development	45,461	43,117	5.4%	91,835	84,840	8.2%
General and administrative	24,258	28,078	(13.6%)	51,085	56,271	(9.2%)
Amortization of other purchased intangible assets	4,551	4,198	8.4%	12,842	7,945	61.6%
Transaction fees – pending merger	46,426	—	N/M	52,061	—	N/M

Total operating expenses	$207,973	$162,376	28.1%	$381,062	$317,769	19.9%

Sales and Marketing — Sales and marketing expenses consist primarily of compensation and benefit costs for sales and marketing personnel, sales commissions, and costs of trade shows, travel and entertainment and various discretionary marketing programs. Sales and marketing expenses as a percentage of total revenues for the second quarter of 2012 were 40.5% compared to 42.9% in the second quarter of 2011. Sales and marketing expenses were consistent for the three months ended June 30, 2012 and 2011.

Sales and marketing expenses as a percentage of total revenues for the six months ended June 30, 2012 were 40.5%, compared to 43.1% in the first half of 2011. The increase in sales and marketing expenses during the six months ended June 30, 2012 over the comparable period in 2011 was due to an increase in personnel related costs of $6.4 million. Our average full-time sales and marketing employee headcount for the six months ended June 30, 2012 increased by 19 compared to the same period in 2011.

Research and Development — Research and development expenses consist primarily of compensation and benefit costs for software developers who develop new products, fix bugs and design upgrades to existing products and at times provide engineering support for maintenance services, software product managers, quality assurance and technical documentation personnel, and payments made to outside software development consultants in connection with our ongoing efforts to enhance our core technologies and develop additional products. Research and development expenses as a percentage of total revenues were 21.1% and 21.2% for the three months ended June 30, 2012 and 2011, respectively. Research and development expenses increased during the three months ended June 30, 2012 due to an increase of approximately $1.7 million in personnel-related costs.

Research and development expenses as a percentage of total revenues were 21.5% and 21.7% for the six months ended June 30, 2012 and 2011, respectively. The increase in research and development expenses during the six months ended June 30, 2012 as compared to the same period in 2011 was due to an increase of $6.5 million in personnel related costs.

General and Administrative — General and administrative expenses consist primarily of compensation and benefit costs for our executive, finance, legal, human resources, administrative and information services personnel, and professional fees for audit, tax and legal services. General and administrative expenses as a percentage of total revenues were 11.2% and 13.8% for the three months ended June 30, 2012 and 2011, respectively. General and administrative expenses decreased during the three months ended June 30, 2012 primarily due to a decrease of $1.0 million in personnel related costs and $3.1 million in general expenses primarily related to less consulting and other professional fees associated with our Business and Advance Technology Center we are developing in Cork, Ireland and the second phase of our Oracle R12 implementation.

General and administrative expenses as a percentage of total revenues were 11.9% and 14.4% for the six months ended June 30, 2012 and 2011, respectively. The decrease in general and administrative expenses during the six months ended June 30, 2012 over the comparable period in 2011 was due primarily to a decrease of $3.1 million in general expenses primarily related to less consulting and other professional fees associated with our Business and Advance Technology Center we are developing in Cork, Ireland and the second phase of our Oracle R12 implementation.

Amortization of Other Purchased Intangible Assets — Amortization of other purchased intangible assets includes the amortization of customer lists, trademarks and trade names, non-compete agreements and maintenance contracts associated with acquisitions. The increase for the three months and six months ended June 30, 2012 compared to the same periods last year was due to acquisitions completed after the second quarter of 2011.

Transaction Fees - Pending Merger — Transaction fees consist of costs associated with the pending merger transaction with Dell. Transaction fees as a percentage of total revenues for the three and six months ended June 30, 2012 were 21.5% and 12.2%, respectively.

Other (Expense) Income, Net

Other (expense) income, net consists of the following (in thousands):

	Three Months Ended June 30			Six Months Ended June 30
	2012	2011	Dollar Change	2012	2011	Dollar Change
Interest income	$487	$589	$(102)	$1,012	$1,126	$(114)
Interest expense	(1,129)	(790)	(339)	(2,260)	(1,769)	(491)
Foreign currency gains (losses), net	(2,643)	1,195	(3,838)	(1,086)	4,297	(5,383)
Forward foreign currency contracts (losses) gains, net	1,338	(881)	2,219	(405)	(2,493)	2,088
Other (expense) income, net	(453)	9	(462)	(535)	118	(653)

Total other (expense) income, net	$(2,400)	$122	$(2,522)	$(3,274)	$1,279	$(4,553)

Other (expense) income, net includes gains and losses from foreign exchange fluctuations, interest expense on our borrowings and gains or losses on other financial assets as well as a variety of other non-operating expenses. Our foreign currency gains or losses are predominantly attributable to re-measurement gains or losses relative to the U.S. Dollar on the re-measurement of monetary assets and liabilities, which were primarily denominated in the Euro, and to a lesser extent, the British Pound and Canadian Dollar. The largest impact to other (expense) income, net this quarter was attributed to the increase in foreign currency losses of $2.6 million compared to gains of $1.2 million in comparable period of 2011. This was partially offset by forward currency contracts gains of $1.3 million compared to losses of $0.9 million in the second quarter of 2011. Our forward foreign currency contracts gains, net relate to the changes in fair value of our forward foreign currency contracts not designated as hedging instruments. Interest expense was $1.1 million and $0.8 million in the three months ended June 30, 2012 and 2011, respectively.

The largest impact to other (expense) income, net for the six months ended June 30, 2012 was attributed to a foreign currency loss of $1.1 million compared to a gain of $4.3 million in the comparable period of 2011. This was partially offset by a loss in forward foreign currency contracts of $0.4 million compared to a loss of $2.5 million in the comparable period of 2011. Interest expense was $2.3 million and $1.8 million in the six months ended June 30, 2012 and 2011, respectively. Refer to Note 9 – Loans Payable of our Notes to Condensed Consolidated Financial Statements for additional information regarding our debt agreements.

Income Tax Provision

During the three and six months ended June 30, 2012, the provision for income taxes decreased to $2.1 million and $3.9 million, respectively, from $4.6 million and $7.7 million in the comparable periods in 2011. The effective income tax rate for the three months and six months ended June 30, 2012 was approximately (7.2%) and (15.5%), respectively, compared to 44.3%

and 45.9% for the three months and six months ended June 30, 2011, respectively. The change in the provision for income taxes and the effective income tax rate is primarily a result of the decrease in the consolidated pre-tax book income and the impact of estimated non-deductible transaction costs associated with the pending merger.

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

We are currently under examination by the Internal Revenue Service, California Franchise Tax Board, Her Majesty’s Revenue & Customs (UK), and the French tax authority. During the second quarter of 2012, we received a settlement proposal from the German tax authorities for the years ended December 31, 2005, 2006 and 2007 that would reduce the net operating losses generated during these periods. We believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. However, due to the risk that audit outcomes and the timing of audit settlements are subject to significant uncertainty and as we continue to evaluate such uncertainties in light of current facts and circumstances, our current estimate of the total amounts of unrecognized tax benefits could increase or decrease for all open tax years. As of the date of this report, we do not anticipate that there will be any material change in the unrecognized tax benefits associated with these audits within the next twelve months.

Noncontrolling Interest

In connection with our acquisition of a 60 percent voting equity interest of Smarsh, Inc. in October 2011, the minority shareholder who holds the remaining 40 percent noncontrolling interest was granted the right to require us to purchase half of the 40 percent noncontrolling interest from the first anniversary until the fifth anniversary of the acquisition date. This 20 percent noncontrolling interest is accounted for as redeemable noncontrolling interest because redemption is outside our control. As such, the 20 percent redeemable noncontrolling interest is reported in the mezzanine section as temporary equity in our consolidated balance sheets. The remaining 20 percent is presented within total equity in our consolidated balance sheets. We present the amount of consolidated net income that is attributable to Quest Software, Inc. and the noncontrolling interest in our consolidated statements of operations. Net income per share is calculated based on net income attributable to Quest Software, Inc. stockholders. Please refer to Note 13 – Noncontrolling Interest of our Notes to Consolidated Financial Statements for additional details.

Liquidity and Capital Resources

Cash and cash equivalents and short-term and long-term investments were approximately $249.6 million and $253.8 million as of June 30, 2012 and December 31, 2011, respectively. Of these amounts, $220.3 million and $223.0 million as of June 30, 2012 and December 31, 2011, respectively, are domiciled in locations outside of the U.S. If such funds are needed for our U.S. operations, the repatriation of cash balances from our foreign subsidiaries would result in the recognition and payment of U.S. income taxes. We do not plan to repatriate cash balances from our foreign subsidiaries to fund our operations within the U.S.

We maintain positions in certain foreign currencies which may at times create unrealized gains or losses. Unrealized foreign currency gains/losses should have been presented as an adjustment to reconcile net income to net cash provided by operating activities in our consolidated statement of cash flows in prior years. Effective during the third quarter of 2011, we presented such unrealized foreign currency gains/losses in our consolidated statement of cash flows. This change impacts our cash flow presentation and does not impact earnings or cash balances. Management has concluded that the change of presentation is not material to any periods affected. We have adjusted previously reported statement of cash flows to conform to the current year presentation. Also, in connection with a tax correction made for the year ended December 31, 2011 consolidated financial statements, we have presented in this Form 10-Q the corrected consolidated statement of cash flows for the six months ended June 30, 2011. Please refer to Note 1 – Organization, Pending Merger and Bases of Presentation of our Notes to Condensed Consolidated Financial Statements under “Impact of Change in Consolidated Statement of Cash Flows Presentation to Prior Periods” and “Correction of a Tax error Related to Prior Periods” for details.

Summarized annual cash flow information is as follows (in thousands):

	Six Months Ended June 30
	2012	2011
Cash provided by operating activities	$33,037	$113,850
Cash used in investing activities	(29,367)	(85,704)
Cash used in financing activities	4,403	(179,758)
Effect of exchange rate changes	(2,882)	(827)

Net increase (decrease) in cash and cash equivalents	$5,191	$(152,439)

Operating Activities

Cash provided by operating activities is primarily comprised of net income, adjusted for non-cash activities such as depreciation and amortization and compensation expenses associated with stock-based payments. These non-cash adjustments represent charges reflected in net income and, therefore, to the extent that non-cash items increase or decrease our future operating results, there will be no corresponding impact on our cash flows. After excluding the effects of these non-cash charges, the primary changes in cash flows relating to operating activities resulted from changes in operating assets and liabilities. The analyses of the changes in our operating assets and liabilities are as follows:

•

Accounts receivable, net decreased by $53.9 million to $147.7 million at June 30, 2012 compared to December 31, 2011 resulting in a decrease in operating assets and reflecting a cash inflow of $54.4 million for the six months ended June 30, 2012. Days sales outstanding (“DSO”), improved to 63 days at June 30, 2012 compared to 75 days at December 31, 2011. Our daily sales decreased to $2.4 million for the quarter ended June 30, 2012 compared to $2.7 million for the quarter ended December 31, 2011. Collection of accounts receivable and related DSO could fluctuate in future periods due to the timing and amount of our revenues and their linearity and the effectiveness of our collection efforts.

•

Deferred revenue decreased to $476.3 million at June 30, 2012 from $499.8 million at December 31, 2011, resulting in a decrease in operating liabilities and reflecting a cash outflow of $23.5 million for the six months ended June 30, 2012. We typically experience a drop in deferred revenue from December 31 to the following quarter. In addition, deferred revenue decreased due to much lower acquired deferred revenue balances from acquisitions.

•

Total income taxes payable decreased by $6.1 million to $8.4 million at June 30, 2012 compared to December 31, 2011 resulting in a decrease in operating liabilities and reflecting a cash outflow of $14.5 million for the six months ended June 30, 2012. Net cash paid for income taxes for the six months ended June 30, 2012 was $17.0 million.

During the six months ended June 30, 2012, we paid approximately $50.0 million in fees and expenses associated with the Company’s pending merger transaction with Dell. These fees and expenses include $37.0 million in termination fees and expenses paid to Insight in connection with the mutual termination of a previously announced merger agreement, financial advisory fees, special committee fees and legal fees. We expect to incur and pay additional fees and expenses through calendar year 2012 including transaction fees amounting to approximately $22 million payable to our financial advisor and contingent upon the closing of the pending merger transaction with Dell.

Investing Activities

Cash outflows from investing activities for the six months ended June 30, 2012 included approximately $10.7 million paid for acquisitions. Also, we paid $11.0 million for purchases of investment securities and $16.6 million in capital expenditures. In addition, we received $19.6 million in proceeds from the sale and maturities of our investment securities.

During the second quarter of 2011, we entered into a land contract and development agreement for facilities to house our Business Operations and Advanced Technology Center in Cork, Ireland. Under the development agreement, we have temporarily leased office space during the construction of the building. Total expected cost of the land and building is approximately $30 million. As of June 30, 2012, we incurred $5.2 million for the land and $13.8 million for the construction of the building. We anticipate moving into our new building during the fourth quarter of 2012.

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

Financing Activities

Cash flows from financing activities in the six months ended June 30, 2012 included $21.3 million paid for our loans payable and net proceeds of $23.0 million from the issuance of our common stock due to exercises of stock options.

In 2009, we entered into a two year revolving line of credit agreement for up to $100 million with Wells Fargo Foothill, LLC as the arranger, administrative agent and lender. On February 17, 2011, this line of credit agreement was amended and renewed for a subsequent five-year term with Wells Fargo Capital Finance, LLC (formerly known as Wells Fargo Foothill, LLC), as arranger, administrative agent and lender (for additional information on our loans payable, please refer to Note 9 – Loans Payable of our Notes to Condensed Consolidated Financial Statements). In October 2011, we used approximately $56 million of this line of credit to fund our acquisition of a 60% voting equity interest in Smarsh, Inc. In addition, we partly funded another acquisition in November 2011 for $35 million through this line of credit. In February 2012, we paid $20 million of the outstanding balance. As of June 30, 2012, we had an outstanding loan balance of $70 million recorded in current liabilities in our consolidated balance sheets.

In August 2009, we entered into a loan agreement with Mutual of Omaha Bank whereby we borrowed an aggregate principal amount of $34 million. The loan is secured by our real property at our headquarters in Aliso Viejo, California. We used the proceeds from the loan for working capital and other general corporate purposes. The loan matures in five years, during which time we will make equal monthly principal and interest payments at a 7.03% interest rate on a fixed rate, 25-year amortization schedule. Events of default include, among other things, payment defaults, breaches of covenants and bankruptcy events. In the case of a continuing event of default, the lender may, among other things, accelerate the payment of any unpaid principal and interest amounts, increase the then-current interest rate by 5% and foreclose on the real estate collateral. As of June 30, 2012, we had an outstanding loan balance of $0.6 million and $31.8 million recorded in current liabilities and long-term liabilities, respectively, in our condensed consolidated balance sheets.

We were in compliance with all debt-related covenants at June 30, 2012. For additional information on our loans payable, please refer to Note 9 – Loans Payable of our Notes to Condensed Consolidated Financial Statements.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to revenue recognition, asset valuations (including accounts receivable, goodwill and intangible assets), share-based compensation, income taxes and functional currencies for purpose of consolidation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets, and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of the critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments listed above are discussed further in our Annual Report on Form 10-K for the year ended December 31, 2011 under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no material changes to our critical accounting policies or estimates during the three months ended June 30, 2012.

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

Our exposure to foreign exchange risk originates both from our foreign operations net profits and losses denominated in currencies other than the U.S. Dollar, as well as our net balances of monetary assets and liabilities in our foreign subsidiaries. These exposures have the potential to produce either gains or losses depending on the directional movement of the foreign currencies versus the U.S. Dollar and our operational profile in foreign subsidiaries. Our cumulative currency gains or losses in any given period may be lessened by the economic benefits of diversification and the correlative relationships of different currencies, but there can be no assurance that this pattern will continue to be true in future periods. During the three months ended June 30, 2012, we had a negative effect of $1.8 million on total revenues and a positive effect of $3.5 million to total expenses related to foreign currency fluctuation when comparing average monthly 2012 rates to 2011. In addition, during the three months ended June 30, 2012, we had foreign currency losses of $2.6 million within Other (expense) income, net compared to foreign currency gains of $1.2 million in the comparable period in 2011.

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

The magnitude of success of our hedging activities depends upon the accuracy of our estimates of various balances and transactions denominated in non-functional currencies. To the extent our estimates are correct, gains and losses on our foreign currency contracts will be offset by corresponding losses and gains on the underlying transactions. In order to monitor the financial impact of our foreign currency hedges, we subject our hedges to a stress test. This test is intended to quantify the impact to our financial statements of an abnormal change in the foreign currency rates in which we do business. When subjected to a 10% and 20% adverse change, we estimate that the fair value of our contracts would decline by $8.2 million and $16.4 million, respectively.

We do not use forward foreign currency contracts for speculative or trading purposes. We enter into foreign currency contracts with reputable financial institutional counterparties whose financial health we monitor. To date, we have not experienced nonperformance by any of these counterparties and anticipate performance by all counterparties.

The following table summarizes the notional amounts of our outstanding foreign currency contracts at June 30, 2012 and December 31, 2011. All contracts have maturities of twelve months or less. (in U.S. Dollars in thousands):

Currency	June 30 2012	December 31 2011
Australian Dollar	$10,457	$12,216
Canadian Dollar	10,707	14,158
Chinese Yuan	3,398	2,776
Danish Krone	833	891
Euro	49,452	40,398
British Pound	9,242	7,950
Israeli Shekel	3,873	3,773
Brazil Real	2,924	3,826
Swedish Krona	1,236	446
Japanese Yen	6,401	6,439
South Korean Won	2,106	2,193
Norwegian Krone	653	1,073
Russian Ruble	6,633	8,433

Total	$107,915	$104,572

Interest Rate Risk

Our exposure to market interest-rate risk relates primarily to our investment portfolio. We traditionally do not use derivative financial instruments to hedge the market risks of our investments. We place our investments with high-quality issuers and money market funds and articulate allocation limits in our investment policy to any one issuer other than the United States government. Our investment portfolio as of June 30, 2012 consisted of money market funds, U.S. Treasuries, U.S. agency securities, certificates of deposit and corporate bonds. Investments purchased with an original maturity of three months or less are considered to be cash equivalents. We classify our investments as available-for-sale securities. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity. Trading securities are carried at fair value, with changes in fair value reported in earnings.

Information about our investment portfolio is presented in the table below, which states the amortized book value and related weighted-average interest rates by year of maturity (in thousands):

	Amortized Book Value	Weighted Average Rate
Investments maturing by June 30
2013(1)	$159.670	0.38%
2014	8,423	1.67%
2015	307	6.75%
2016	1,954	3.31%
2017 and thereafter	—	—

Total portfolio	$170,354	0.49%

(1)	Includes $118.2 million in cash equivalents.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012 as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of that date, our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act were not effective, at the reasonable assurance level, because of the identification of a material weakness in its internal control over financial reporting, described below, which the Company views as an integral part of its disclosure controls and procedures.

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

•

We plan to deploy additional software systems to assist in automating and controlling certain processes within the tax function. A decision on a software vendor has been deferred due to the Company’s pending merger transaction with Dell.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the risks described in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2011, and in Part II, Item 1A, Risk Factors, of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein. Other than as provided below, there have been no material changes in our risk factors from those disclosed in the reports listed above.

There are risks and uncertainties associated with our pending merger with Dell Inc.

As previously announced, on June 30, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Dell Inc., a Delaware corporation (“Dell”), and Diamond Merger Sub, Inc. a Delaware corporation and wholly owned subsidiary of Dell (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the merger as a wholly owned subsidiary of Dell.

There are a number of risks and uncertainties relating to the Merger. For example, the Merger may not be consummated or may not be consummated in the timeframe or manner currently anticipated, as a result of several factors, including, among other things, the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement, including a termination under circumstances that would require us to reimburse Dell for certain expenses or pay to Dell a termination fee. In addition, there can be no assurance that approval of our stockholders will be obtained, that the other conditions to closing of the Merger will be satisfied or waived or that other events will not intervene to delay or result in the termination of the Merger. If the Merger is not completed, the price of our common stock may change to the extent that the current market price of our common stock may reflect an assumption that the Merger will be consummated.

Pending the closing of the Merger, the Merger Agreement also restricts us from engaging in certain actions without Dell’s consent, which could prevent us from pursuing opportunities that may arise prior to the closing of the Merger. Any delay in closing or a failure to close could have a negative impact on our business and stock price as well as our relationships with our customers, vendors or employees, as well as a negative impact on our ability to pursue alternative strategic transactions or our ability to implement alternative business plans.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below summarizes information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended June 30, 2012.

Period	Total Number of Shares of Common Stock Purchased (1)	Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2012 through April 30, 2012	—	$—	—	$68.0
May 1, 2012 through May 31, 2012	—	$—	—	$68.0
June 1, 2012 through June 30, 2012	—	$—	—	$68.0

Total	—	$—	—	$68.0

(1)	In May 2011, our Board of Directors authorized a stock repurchase program covering up to $200 million of our common stock. Any stock repurchases may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans. Rule 10b5-1 permits Quest to establish, while not in possession of material nonpublic information, prearranged plans to buy stock at a specific price in the future, regardless of any subsequent possession of material nonpublic information. The timing and actual number of shares repurchased will depend on a variety of factors including market conditions, corporate and regulatory requirements, and capital availability. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.
(2)	The price paid per share of common stock does not include the related transaction costs.

Item 6. Exhibits

Exhibit Number	Exhibit Title

2.1*	Agreement and Plan of Merger, dated as of June 30, 2012, among Dell Inc., Diamond Merger Sub Inc. and Quest Software, Inc. (incorporated by reference to our Current Report on Form 8-K filed on July 2, 2012)

3.1*	Certificate of Incorporation of Quest Software, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2009)

3.2*	Bylaws of Quest Software, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2009)

4.1*	Form of Registrant’s Specimen Common Stock Certificate (incorporated by reference to our Registration Statement on Form S-1 and all amendments thereto filed on June 11, 1999 (File No. 333-80543))

10.1*	Promissory Note made by Quest Software, Inc. in favor of Dell Inc. (incorporated by reference to our Current Report on Form 8-K filed on July 2, 2012)

10.2* ++	Voting Agreement, dated as of June 30, 2012, among Vincent C. Smith, the Vincent C. Smith Annuity Trust 2010-1, the Vincent C. Smith Annuity Trust 2010-2, the Vincent C. Smith Annuity Trust 2011-1, the Teach A Man To Fish Foundation, Dell Inc. and Quest Software, Inc. (incorporated by reference to our Current Report on Form 8-K filed on July 2, 2012)

10.3*	Merger Termination Agreement, dated as of June 30, 2012, by and among Expedition Holding Company, Inc., Expedition Merger Sub, Inc. and Quest Software, Inc. (incorporated by reference to our Current Report on Form 8-K filed on July 2, 2012)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference
++	Indicates a management contract or compensatory arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST SOFTWARE, INC.

Date: August 9, 2012	/s/ Scott J. Davidson
Scott J. Davidson Senior Vice President, Chief Financial Officer

/s/ Scott H. Reasoner
Scott H. Reasoner Vice President, Corporate Controller